Form 10-Q
period 2009-09-30
BioDrain Medical, Inc.
filed 2009-11-25
CIK 1446159

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                            to ____________________________________

Commission File Number: Registration Statement No. 333-155299

BioDrain Medical, Inc.
 (Exact name of registrant as specified in its charter)

Minnesota	33-1007393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2060 Centre Pointe Blvd., Suite 7,	Mendota Heights, MN 55120
(Address of principal executive offices)	(Zip Code)

651-389-4800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                        ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 1 2b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                         Accelerated filer ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)              Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2009 the Company had 10,383,651 common shares, par value $.01 per share, outstanding.

BIODRAIN MEDICAL, INC.
TABLE OF CONTENTS
Page No.
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	3

Condensed Balance Sheets September 30, 2009 and December 31, 2008	3

Condensed Statements of Operations for three- and nine-month periods ended
September 30, 2009 and September 30, 2008	4

Condensed Statements of Cash Flows for nine-month periods ended September 30, 2009
and September 30, 2008	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and	16
Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	25

Exhibit Index	25
EX-31.1
EX-32.1

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$68,197	$463,838
Accounts receivable	15,737	-
Prepaid expense and other assets	10,869	7,974
Restricted cash in escrow (See Note 4)	163,333	163,333
Total Current Assets	258,136	635,145

Fixed assets, net	9,867	11,689
Intangibles, net	141,532	142,145

Total Assets	$409,535	$788,979

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of long term debt (See Note 8)	$17,620	$17,620
Current portion of convertible debt (See Note 8)	170,000	170,000
Accounts payable	686,066	497,150
Shares due investors under registration payment arrangement	355,124	-
Accrued expenses	296,267	305,248
Convertible debenture (See Note 7)	10,000	10,000
Total Current Liabilites	1,535,077	1,000,018

Long term debt and convertible debt, net of discounts
of $19,619 and $26,157 (See Note 8)	94,821	98,406

Liability for equity-linked financial instruments (See Note 10)	1,059,980	-

Stockholders Deficit:
Common stock, $.01 par value, 40,000,000 authorized, 10,353,651 and 8,130,841 outstanding	103,536	81,308
Additional paid-in capital	3,268,699	2,753,039
Deficit accumulated during development stage	(5,652,578)	(3,143,792)
Total Shareholder' Deficit	(2,280,343)	(309,445)

Total Liabilities and Shareholders' Deficit	$409,535	$788,979

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

					Period From
					April 23, 2002
					(Inception)
	Three Months Ended September 30,		Nine Months Ended September 30,		To September 30,
	2009	2008	2009	2008	2009
Revenue	$-	$-	$15,737	$-	$15,737

Cost of goods sold	-	-	7,450		7,450

Gross margin	-	-	8,287	-	8,287

General and administrative expense	521,532	435,941	1,393,072	845,100	3,823,213

Operations expense	156,523	-	351,449	91,449	805,323

Sales and marketing expense	136,220	7,460	344,723	7,670	393,798

Interest expense	24,689	4,134	64,009	11,135	274,711

Loss (gain) on valuation of equity-linked
financial instruments	(65,949)	-	370,474	-	363,820

Total expense	773,015	447,535	2,523,727	955,354	5,660,865

Net loss available to common shareholders	$(773,015)	$(447,535)	$(2,515,440)	$(955,354)	$(5,652,578)

Loss per common share
basic and diluted	$(0.08)	$(0.08)	$(0.28)	$(0.35)	$(2.77)

Weighted average shares used in computation, basic and diluted	9,634,828	5,582,437	8,903,119	2,758,557	2,041,540

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
PERIOD FROM APRIL 23, 2002 (INCEPTION)
TO SEPTEMBER 30, 2009

	Shares	Amount	Paid in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)	598,549	$5,985	$4,015	$-	$10,000
					-
Issuance of common 10/23/02, $1.67/share	2,993	30	4,970		5,000
Net loss				(51,057)	(51,057)
Balance 12/31/02	601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)	23,942	239	161		400
Issuance o common 6/11&12,$1.67 (3)	21,548	216	34,784		35,000
Net Loss				(90,461)	(90,461)
Balance 12/31/03	647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)	6,567	66	44		110
Net Loss				(90,353)	(90,353)
Balance 12/31/04	653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)	14,964	150	100		250
Vested stock options and warrants			2,793		2,793
Net Loss				(123,852)	(123,852)
Balance 12/31/05	668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16 & 8/8, $.0167 (6)	86,869	869	582		1,451
Issuance of common 10/19 & 23, $.0167 (7)	38,906	389	261		650
Issuance of common 12/01, $1.67 (8)	28,739	287	44,523		44,810
Vested stock options and warrants			13,644		13,644
Net Loss				(273,026)	(273,026)
Balance 12/31/06	823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ 1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11 to 9/30, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)
Issuance of common due to antidilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations
services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)

Cumulative effect of adoption of EITF 07-5			(486,564)	6,654	(479,910)
Vested stock options and warrants			100,545		100,545
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in April 2009, $.50	700,000	7,000	343,000		350,000
Shares issued under PPM in May 2009, $.50	220,000	2,200	107,800		110,000
Shares issued under PPM in June 2009, $.50	50,000	500	24,500		25,000
Shares issued under PPM in August 2009, $.50	80,000	800	39,200		40,000
Shares issued under PPM in September 2009, $.50	150,000	1,500	73,500		75,000
Shares issued to directors, management and consultant
in August 2009, $.50	797,810	7,978	390,927		398,905
Shares issued to finder in September 2009, $.50	100,000	1,000	49,000		50,000
Capital contributions resulting from waivers of debt			84,600		84,600
Value of equity-linked financial instruments issued			(209,598)		(209,598)
in connection with PPM
Net Loss (Unaudited)				(2,515,440)	(2,515,440)
Balance 9/30/09	10,353,651	$103,536	$3,268,699	$(5,652,578)	$(2,280,343)

(1) Founders shares, 1,000,000 pre-split
(2) 23,492 (40,000 pre-split) shares valued at $.0167 per share as compensation for loan guarantees by management
(3) Investment including 670 shares issued as a 10% finders fee
(4) For payment of patent legal fees
(5) Compensation for loan guarantees by management
(6) For vendor contractual consideration
(7) Employment agreements
(8) Investment
(9) Conversion of convertible notes by management
(10) Investment, "October 2008 financing".

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

			April 23,
			2002
	Nine Months		(Inception)
	Ended September 30,		To September 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net loss	$(2,515,440)	$(955,354)	$(5,652,578)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	2,434	350	3,353
Vested stock options and warrants	150,544	264,178	595,872
Stock issued for management and consulting services	398,905		486,405
Stock based registration payments	355,124		355,124
Conversion of accrued liabilites to capital	84,600	-	560,998
Amortization of debt discount	6,538	-	113,319
Loss on valuation of equity-linked instruments	370,474	-	363,820
Changes in assets and liabilities:
Accounts receivable	(15,737)	-	(15,737)
Prepaid expense and other	(2,895)	(32,715)	(10,869)
Notes payable to shareholders	-	(8,500)	(10,962)
Accounts payable	188,916	77,542	686,066
Accrued expenses	(8,981)	50,832	296,267
Net cash used in operating activities:	(985,517)	(603,667)	(2,228,922)

Cash flow from investing activities:
Purchase of fixed assets	-	(8,699)	(12,258)
Purchase of intangibles	-	(22,224)	(142,495)
Net cash used in investing activities	-	(30,923)	(154,753)

Cash flow from financing activities:
Proceeds from long term debt	-	-	421,505
Principal payments on long term debt	(10,124)	(16,623)	(98,473)
Restricted cash in escrow	-	(163,333)	(163,333)
Issuance of common stock	600,000	1,555,296	2,292,173
Net cash provided by (used in) financing activities	589,876	1,375,340	2,451,872

Net increase (decrease) in cash	(395,641)	740,750	68,197
Cash at beginning of period	463,838	4,179	-
Cash at end of period	$68,197	$744,929	$68,197

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Amounts presented at and for the nine months ended September 30, 2008 and
September 30, 2009 are unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

BioDrain Medical, Inc. was incorporated under the laws of the State of Minnesota in 2002. The Company is developing an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company has suffered recurring losses from operations and has a stockholders’ deficit. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management hired Newbridge Securities Corporation, an investment banker, in February 2009, to raise an additional $3-$5 million in new equity with an interim closing of up to $500,000 expected by January 31, 2010.  Although our ability to raise this new capital is in substantial doubt we have received $600,000 in April through September 2009, and our April 1, 2009 510(k) clearance from the FDA to authorize us to market and sell our FMS products is being received very positively.  If the Company is successful in raising at least $3 million in new equity we will have sufficient capital to operate our business and execute our business plan for at least the next 12 months. If the Company raises the additional capital by issuing additional equity securities its shareholders could experience substantial dilution.

Recent Accounting Developments

In June 2009, the FASB issued SFAS No. 168, “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is incorporated in FASB Accounting Standards Codification (ASC). Topic 105, Generally Accepted Accounting Principles, identifies the ASC as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted SFAS No. 168 in the current quarter and will include references to the ASC within our consolidated financial statements by December 31, 2009.

Effective June 30, 2009, the Company adopted Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 855,“Subsequent Events.” ASC Topic 855 addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued. The Company reviewed subsequent events for inclusion in the financial statements through November 6, 2009, the date that the accompanying financial statements were issued. The adoption of the ASC Topic did not affect the Company’s financial position or results of operations.

Accounting Estimates

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Interim Financial Statements

The Company has prepared the unaudited interim financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the interim periods. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto contained in the Form S-1 filed with the SEC and declared effective October 19, 2009. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Revenue Recognition We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104 (together, SAB 101), and Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (SFAS 48).

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. Our standard terms specify that shipment is FOB BioDrain and we will, therefore recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of our FMS units as well as shipments of cleaning solution kits. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our customers for a particular product.  Under our standard terms and conditions there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer.  The Customer’s right of return is limited only to our standard warranty whereby we replace or repair, at our option, and it would be very rare that the unit or significant quantities of cleaning solution kits may be returned.  Additionally, since we buy both the FMS units and cleaning solution kits from “turnkey” suppliers we would have the right to replacements from the suppliers if this situation should occur.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

Years
Computers and office equipment	3
Furniture and fixtures	5

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets consist of patent costs. These assets are not subject to amortization until the property patented is in production. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified. No impairment losses have been identified by management.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for the Company beginning January 1, 2007. FIN 48 addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position can be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The adoption of FIN 48 had no impact on the Company’s financial condition, results of operations or cash flows.

Patents and Intellectual Property

The Company, in June 2008, completed and executed an agreement to secure exclusive ownership of the patent- from an inventor, Marshall Ryan. Mr. Ryan received a combination of cash and warrants, and he will receive a 4% royalty on FMS (the Product) sales for the life of the patent. At the signing of the agreement, Mr. Ryan received $75,000 in exchange for the exclusive assignment of the patent.  In addition, on June 30, 2009, Mr. Ryan, through his Mid-State Stainless, Inc. entity, was entitled to receive $100,000 as payment (currently recorded as an account payable with the Company) for past research and development activities.  Should Mr. Ryan be utilized in the future for additional product development activities, he will be compensated at a rate of ninety five dollars ($95.00) per hour.

Mr. Ryan also received a warrant, with immediate vesting, to purchase 150,000 shares of our common stock at a price of $.35 per share.  The warrant has a term of five years, ending on June 30, 2013 and is assigned a value of $28,060 using a Black-Scholes formula and this amount was expensed as consulting expense in 2008 using a 5 year expected life, a 3.73% risk free interest rate, an expected 59% volatility and a zero dividend rate. Should there be a change in control of the Company (defined as greater than 50% of the Company’s outstanding stock or substantially all of its assets being transferred to one independent person or entity), Mr. Ryan will be owed a total of $2 million to be paid out over the life of the patent if the change in control occurs within 12 months of the first sale of the Product; or $1 million to be paid out over the life of the patent if the change in control occurs between 12 and 24 months of the first sale of the Product; or $500,000 to be paid out over the life of the patent if the change in control occurs between 24 and 36 months of the first sale of the Product. There will be no additional payment if a change in control occurs more than 36 months after the first sale of the Product.

Subsequent Events

In May 2009, Financial Accounting Standards Board issued ASC 855 “ Subsequent Events .” This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009.

 The Company has evaluated any subsequent events through November 25, 2009.  The Company does not believe there are subsequent events that require disclosure.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to September 30, 2009, 10,353,651 shares have been issued between par value and $1.67.  Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

NOTE 3 – STOCKHOLDERS’ DEFICIT, STOCK OPTIONS AND WARRANTS

In connection with the financing completed in October 2008, the Company has effected two reverse stock splits, one on June 6, 2008 and another on October 20, 2008. In accordance with SAB Topic 4C, all stock options and warrants and their related exercise prices are stated at their post-reverse stock split values.

The Company has an equity incentive plan, which allows issuance of incentive and non-qualified stock options to employees, directors and consultants of the Company, where permitted under the plan. The exercise price for each stock option is determined by the board of directors. Vesting requirements are determined by the board of directors when granted and currently range from immediate to three years. Options under this plan have terms ranging from three to ten years.

Accounting for share-based payment
Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under SFAS 123(R), stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after January 1, 2006 and unvested awards outstanding at January 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at January 1, 2006, are being recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures, using a straight-line method. We elected the modified-prospective method in adopting SFAS 123(R), under which prior periods are not retroactively restated.

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model or other acceptable means. We use the Black-Scholes option valuation model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements, the expected dividend rate and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future.

Since our company stock has no public trading history, and we have experienced no option exercises in our history, we were required to take an alternative approach to estimating future volatility and estimated life and the future results could vary significantly from our estimates.  We compiled historical volatilities over a period of 2-7 years of 15 small-cap medical companies traded on major exchanges and 10 medical companies in the middle of the size range on the OTC Bulletin Board and combined the results using a weighted average approach.  In the case of ordinary options to employees we determined the expected life to be the midpoint between the vesting term and the legal term.  In the case of options or warrants granted to non-employees we estimated the life to be the legal term unless there was a compelling reason to make it shorter.

When an option or warrant is granted in place of cash compensation for services we deem the value of the service rendered to be the value of the option or warrant. In most cases, however, an option or warrant is granted in addition to other forms of compensation and its separate value is difficult to determine without utilizing an option pricing model. For that reason we also use the Black-Scholes-Merton option-pricing model to value options and warrants granted to non-employees, which requires the input of significant assumptions including an estimate of the average period the investors or consultants will retain vested stock options and warrants before exercising them, the estimated volatility of our common stock price over the expected term, the number of options and warrants  that will ultimately be forfeited before completing vesting requirements, the expected dividend rate and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of stock-based consulting and/or compensation and, consequently, the related expense recognized.

Since we have no trading history in our stock and no first-hand experience with how these investors and consultants have acted in similar circumstances, the assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our equity-based consulting and interest expense could be materially different in the future.

Valuation and accounting for options and warrants
The Company determines the grant date fair value of options and warrants using a Black-Scholes-Merton option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility and estimated term.  For grants during 2008 we used a 2.0 to 4.5% risk-free interest rate, 0% dividend rate, 53-66% volatility and estimated term of 2.5 to 7.5 years.  Values computed using these assumptions ranged from $.102 per share to $.336 per share.  Warrants or options awarded for services rendered are expensed over the period of service (normally the vesting period) as compensation expense for employees or an appropriate consulting expense category for awards to consultants and directors.  Warrants granted in connection with a common equity financing are included in stockholders’ equity, provided that there is no re-pricing provision that requires they be treated as a liability (See Note 11) and warrants granted in connections with a debt financing are treated as a debt discount and amortized using the interest method as interest expense over the term of the debt.  Warrants issued in connection with the $100,000 convertible debt, closed March 1, 2007, created a debt discount of $40,242 that is being amortized as additional interest over its 5 year term.  Warrants issued in connection with the $170,000 in convertible “bridge” debt, closed in July 2007, created a calculated debt discount of $92,700 that was fully expensed over its loan term that matured April 30, 2008.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	$1.67	92,776	$1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	$1.67	121,278	$1.04

Issued	1,243,292	0.20	5,075,204	0.45
Expired			(11,971)	3.76
Outstanding at December 31, 2008	1,291,174	$0.26	5,184,511	0.45

Issued	175,000	0.35	1,903,302	0.54

Outstanding at September 30, 2009	1,466,174	0.27	7,087,813	0.48

(1)	Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008. There were no options or warrants exercised in the periods.

The weighted average grant date fair value of stock options granted through September 30, 2009 and the fair value of shares vesting in each year are as follows:

Year	Options	Fair Value	Fair value vested
2005	17,956	$0.671	$1,673
2006	23,942	$0.682	$12,919
2007	5,984	$0.687	$71,038
2008	1,243,292	$0.232	$220,287
2009	175,000	$0.141	$48,956
Total	1,466,174	$0.236	$354,873

At December 31, 2008, 651,174 stock options are fully vested and currently exercisable and 4,984,511 warrants are fully vested and exercisable. There are 640,000 unvested stock options at December 31, 2008 with a total unrecognized compensation expense of $15,698 to be amortized over a weighted average remaining term of 5.5 months.  There are 200,000 unvested warrants at December 31, 2008 with a total unrecognized consulting expense of $13,301 to be amortized over a weighted average remaining term of 18 months.

At September 30, 2009, 881,174 stock options are fully vested and currently exercisable with a weighted average exercise price of $.21 and a weighted average remaining term of 6.7 years. There are 7,087,813 warrants that are fully vested and exercisable. There are 585,000 unvested stock options at September 30, 2009 with no unrecognized compensation expense. Stock based compensation recognized in the year ended December 31, 2008 was $220,287 and nine months ended September 30, 2009 and 2008 were $31,160 and $220,287, respectively.

The following summarizes the status of options and warrants outstanding at December 31, 2008 and September 30, 2009:

December 31, 2008
Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options
$0.01	$543,292	$9.43
$0.35	700,000	4.46
$1.67	47,882	2.50
Total	1,291,174

Warrants
$0.02	71,826	5.45
$0.35	178,502	4.29
$0.46	4,889,291	2.57
$1.67	44,892	2.69
Total	5,184,511

September 30, 2009
(Unaudited)

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options
$0.01	$543,292	$8.68
$0.35	875,000	3.87
$1.67	47,882	1.75
Total	1,466,174

Warrants
$0.02	71,826	4.70
$0.35	798,597	3.29
$0.46	4,954,291	1.79
$0.65	1,200,000	2.65
$1.67	44,892	1.94
Total	7,087,813

Stock options and warrants expire on various dates from August 2010 to June 2018.

Under terms of our agreement with investors in the October 2008 financing 1,920,000 shares of common stock were the maximum number of shares allocated to our existing shareholders at the time of the offering (also referred to as the original shareholders or the Founders). Since the total of our fully-diluted shares of common stock was greater than 1,920,000, in order for us to proceed with the offering, our board of directors approved a reverse stock split of 1-for-1.2545. After this split was approved, additional options and warrants were identified, requiring a second reverse stock split in order to reach the 1,920,000. The second reverse stock split on the reduced 1-for-1.2545 balance was determined to be 1-for-1.33176963. Taken together, if only one reverse stock were performed, the number would have been a reverse stock split of 1-for 1.670705.

On June 6, 2008, the Board of Directors approved the first reverse stock split. The authorized number of common stock of 20,000,000 was proportionately divided by 1.2545 to 15,942,607.

On October 20, 2008, the Board of Directors (i) approved the second reverse stock split pursuant to which the authorized number of shares of common stock of 15,942,607 was proportionately divided by 1.33177 to 11,970,994 and (ii) approved a resolution to increase the number of authorized shares of our common stock from 11,970,994 to 40,000,000, which was approved by the Company’s shareholders holding a majority of the shares entitled to vote thereon at a special meeting of shareholders held on December 3, 2008.

Stock, Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of December 31, 2008 and September 30, 2009 by year of grant:

December 31, 2008
Stock Options:
Year	Shares	Price
2005	17,956	$1.67
2006	23,942	1.67
2007	5,984	.35-1.67
2008	1,243,292	.01-.35
Total	1,291,174	$.01-$1.67

Warrants:
Year	Shares	Price
2005	8,979	$1.67
2006	71,826	.02-1.67
2007	28,502	.35
2008	5,075,204	.02-.46
Total	5,184,511	$.02-$1.67

September 30, 2009
(Unaudited)

Stock Options:
Year	Shares	Price
2005	17,956	$1.67
2006	23,942	1.67
2007	5,984	.35-1.67
2008	1,243,292	.01-.35
2009	175,000	.35
Total	1,466,174	$.01-$1.67

Warrants:
Year	Shares	Price
2005	8,979	$1.67
2006	71,826	.02-1.67
2007	28,502	.35
2008	5,075,204	.02-.46
2009	1,903,202	.35-.65
Total	7,087,813	$.02-$1.67

NOTE 4- RESTRICTED CASH IN ESCROW

Under terms of the escrow agreement established in connection with the October 2008 financing, certain amounts were to be withheld to pay legal, accounting and placement agent fees as well as to pay for investor relations activities that will commence upon receiving an effective registration of the Company’s stock and an initial listing with the OTC Bulletin Board. All amounts related to legal, accounting and placement agent fees have been disbursed and the current balance is solely being held to fund investor relations activities.

The balance in this escrow account will be released to the Company if we should withdraw our registration statement to become a public company or otherwise by mutual agreement of the investors who established the escrow as a condition of the October 2008 financing.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

					From
	Three Months Ended		Nine Months Ended		April 23, 2002
	September 30,		September 30,		(Inception) To
	2009	2008	2009	2008	September 30, 2009
Numerator
Net Loss available in basic and	$(773,015)	$(447,535)	$(2,515,440)	$(955,354)	$(5,652,578)
diluted calculation

Denominator
Weighted average common shares
oustanding-basic	9,634,828	5,582,437	8,903,119	2,758,557	2,041,540

Effect of dilutive stock options and
warrants (1)	-	-	-	-	-

Weighted average common shares
outstanding-diluted	9,634,828	5,582,437	8,903,119	2,758,557	2,041,540

Loss per common share-basic
and diluted	$(0.08)	$(0.08)	$(0.28)	$(0.35)	$(2.77)

(1) The number of options and warrants outstanding as of September 30, 2009 and September 30, 2008 are 8,553,987 and 6,339,843 respectively. The effect of the shares that would be issued upon exercise has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

NOTE 6 – INCOME TAXES

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods.  Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

There is no income tax provision in the accompanying statement of operations due to the cumulative operating losses that indicate a 100% valuation allowance for the deferred tax assets and state income taxes is appropriate.

Federal and state income tax return operating loss carryovers as of December 31, 2008, were approximately $3,145,000 and will begin to expire in 2017.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Deferred Tax Asset:
Net Operating Loss	$1,266,000	$747,000
Total Deferred Tax Asset	1,266,000	747,000
Less Valuation Allowance	1,266,000	747,000
Net Deferred Income Taxes	$—	$—

NOTE 7 –NOTES PAYABLE

The Company has a convertible debenture with Andcor Companies, Inc. (“Andcor”) of $10,000 with interest at 10.25% that matured in 2007. The debenture is convertible to the Company’s common stock at the lower of $0.90 per share or the price per share at which the next equity financing agreement is completed, and is now re-set to $.35 per share. The convertible debenture has not yet been paid, and it is currently in default. While Andcor could demand payment on this note at any time, they have verbally expressed an interest in working with us to wait until additional funds are secured by the Company. Further, Andcor has left open the possibility of converting the note into shares of the Company’s common stock, which would require no cash outlay by the Company.

NOTE 8 – LONG-TERM DEBT

Long-term debt is as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)
Notes payable to seven individuals due April 2008 including 8% fixed interest and are now delinquent. The notes are convertible into 620,095 shares of the Company’s common stock and automatically convert at the effective date of this registration statement.	$170,000	$170,000
Note payable to bank in monthly installments of $1,275/including variable interest at 2% above the prevailing prime rate (3.25% at December 31, 2008) to August 2011 when the remaining balance is payable. The note is personally guaranteed by former executives of the Company.	31,486	38,183
Notes payable to two individuals, net of discounts of $19,619 and $26,157 with interest only payments at 12% to March 2012 when the remaining balance is payable. The notes are convertible into 285,715 shares of stock in the Company at $.35 per share.	80,381	73,843
Notes payable to four shareholders of the Company that are overdue. The notes are convertible into 11,429 shares of stock in the Company at $.35 per share.	4,000	4,000
Total	282,441	286,026
Less amount due within one year	187,620	187,620
Long-Term Debt	$94,821	$98,406

Cash payments for interest were $5,175 for the year ended December 31, 2008 and $1,351 for the nine months ended September 30, 2009 compared to $3,890 for the nine months ended September 30, 2008. The notes payable of $10,000 (discussed in Note 6), $170,000 and $4,000 (shown in the table above) are delinquent and could be called by the holders, putting additional strains on our liquidity. The note for $170,000 contains provisions for a one-time penalty of $25,000 if this registration statement is not filed within 120 days of August 31, 2008 and $5,000 per 30 day period, after February 27, 2009, until the registration statement is declared effective by the SEC. The total amount accrued as additional interest expense is $20,500 at June 30, 2009.  There is no maximum penalty.  In addition, beginning March 2009 the Company was obligated to issue additional shares to the investors who purchased units in October 2008 financing equal to 2% of the units sold for each month until the registration is declared effective. This represents 91,057 shares per month to a maximum of 728,458 shares, or 16% of the total units sold. The Company is obligated to issue 710,248 shares as a result of an effective registration on October 19, 2009. Payment of the accrued interest and penalties will occur upon receipt of a significant portion of the $3 million funding subsequent to our listing on the OTC Bulletin Board and issuance of the additional shares will occur by December 31, 2009.

Principal payments required during the years 2009 to 2013 are:

2009 -	$197,620
2010 -	$14,353
2011 -	$10,210
2012 -	$100,000
2013 -	$0

NOTE 9 – RENT OBLIGATION

The Company leases it principal office under a non-cancelable lease that extends 5 years.  In addition to rent the Company also pays real estate taxes, repairs and maintenance on the leased property.

The Company’s rent obligation for the years 2009 to 2013 is as follows:

2009	$35,000
2010	29,000
2011	30,000
2012	30,000
2013	26,000

NOTE 10 – LIABILITY FOR EQUITY-LINKED FINANCIAL INSTRUMENTS

The Company adopted Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock , on January 1, 2009. EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of 2009. Most of the warrants issued by the Company contain a strike price adjustment feature, which upon adoption of EITF 07-5, changed the current classification (from equity to liability) and the related accounting for warrants with a $479,910 estimated fair value of as of January 1, 2009.
The Company determined that the fair value on January 1, 2009 of 4,689,291 warrants was $479,910, or $.1023 per share. An adjustment was made to remove $486,564 from paid-in capital (the cumulative value of the warrants on their grant dates), we booked a positive adjustment of $6,654 to accumulated deficit, representing the gain on valuation from the grant date to January 1, 2009, and booked the net of $479,910 as a liability. The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5 year expected term, an expected volatility of 63%, an exercise price of $.46 per share a, a stock price of $.35, a zero dividend rate and a 1.37% risk free interest rate. On March 31, 2009 the company recomputed the value of the warrants using the Black-Scholes valuation model with an expected volatility of 66%, an expected term of 2.25 years, a stock price of $.50 per share and a risk free interest rate of .895%. Primarily due to the increase in the underlying stock price the valuation per share was $.2082 or a total of $976,412.The $496,502 increase in the liability was reflected as a Loss on the valuation of the liability for equity-linked instruments, on a separate line in the Income Statement for the three months ended March 31, 2009. On June 30, 2009 the Company recomputed the value of the warrants using the Black-Scholes valuation model with an expected volatility of 66%, an expected term of 2 years, a risk free interest rate of 1.11%, a zero dividend rate and a stock price of $.50. The computed value per share of $.1967 produced a liability of $922,344 as of June 30, 2009 for a net gain of $54,067. In addition, the Company placed a valuation on their grant date, on warrants issued during the second quarter of $169,654 and recomputed their value as of June 30, 2009. The value on June 30, 2009 was $163,842 for a net gain of $6,012. The June 30, 2009 valuation of the warrants issued during the second quarter was $.1689 per share using a 63% expected volatility, a 2.83 year expected term, a zero dividend rate, an exercise price of $.65 per share, a stock price of $.50 per share and a 1.26% risk free interest rate. The combination of the net gains during the second quarter resulting from these new valuations was $60,079 and reduced the loss for the six month period ended June 30, 2009 to $436,423. This loss on valuation of equity-linked financial instruments was shown as a separate line on the statement of operations.  The total valuation of equity linked financial instruments as of September 30, 2009 was determined to be $1,059,979 using a Black-Scholes valuation model with volatility ranging from 63 to 66%, a risk free interest rate of .85 to 1.375% and an expected term of 1.74 to 2.85 years.  The net gain on valuation of equity linked financial instruments was $65,949 during the three months ended September 30, 2009, reducing the loss on valuation of equity-linked financial instruments to $370,474 for the nine months ended September 30, 2009.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Company was incorporated in Minnesota in April 2002. We are an early-stage development company developing an environmentally conscientious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. We achieved our first sale in June 2009. Since our inception in 2002, we have invested significant resources into product development and in preparing for approval from the FDA. We believe that our success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to our wall-hung Fluid Management System (“FMS”) and use of our proprietary cleaning fluid.

Since inception, we have been unprofitable. We incurred a net loss of approximately $1,763,000 for the fiscal year ended 2008 and a net loss of approximately $2,515,000 for the nine months ended September 30, 2009 compared to approximately $955,000 for the nine months ended September 30, 2008.  As of September 30, 2009, we had an accumulated deficit of approximately $5,653,000.  As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

We are an early-stage development stage company and we have been focused on finalizing our production and obtaining final FDA clearance to sell our product to the medical facilities market. FDA final clearance was obtained on April 1, 2009.  Our innovative FMS will be sold through experienced, independent medical distributors and manufacturers representatives that are intended to enhance acceptability in the marketplace. We are currently in the process of signing agreements with independent sales representative and product installation organizations and conducting training sessions. We achieved our first billable shipment in June 2009 and are hopeful to receive several orders during the fourth quarter of 2009.  Since our FDA clearance to sell our FMS product was only received on April 1, 2009 it is too early to know with a high degree of confidence how quickly, and in what amounts, new orders will develop.

Since we do not expect to generate sufficient revenues in 2009 to fund our capital requirements, our capital needs for the next 12 months are expected to be approximately $3 million even though we plan to use outside third party contract manufacturers to produce the FMS and independent sales representatives to sell the FMS. Our future cash requirements and the adequacy of available funds will depend on our ability to sell our FMS and related products now that FDA final clearance has been obtained. We expect that we will require additional funding to finance operating expenses and to enter the international marketplace.

As of December 31, 2008, we have funded our operations through a bank loan of $41,400, an equity investment of $68,000 from the Wisconsin Rural Enterprise Fund (“WREF”) and $30,000 in early equity investment from several individuals. WREF had also previously held debt in the form of three loans of $18,000, $12,500 and $25,000. In December 2006, WREF converted two of the loans totaling $37,500 into 43,000 shares of common stock.  In August 2006, we secured a $10,000 convertible loan from one of our vendors. In February 2007, we obtained $4,000 in officer and director loans and in March 2007, we arranged a $100,000 convertible note from two private investors. In July 2007, we obtained a convertible bridge loan of $170,000. In June 2008, we paid off the remaining $18,000 loan from WREF and have raised approximately $1.6 million through our October 2008 financing. During April, through September 2009 we raised an additional $600,000 in a private placement of 1,200,000 stock Units at $.50 per Unit, including one share of stock and a warrant to purchase one share of stock at $.65 per share.

Critical Accounting Policies and Estimates and Recent Accounting Developments

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our audited Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods presented, as well as our disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including, but not limited to, fair value of stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingencies and litigation.

We base our estimates and assumptions on our historical experience and on various other information available to us at the time that these estimates and assumptions are made. We believe that these estimates and assumptions are reasonable under the circumstances and form the basis for our making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from our estimates.

Our significant accounting policies are described in Note 1 Summary of Significant Accounting Policies, in Notes to Financial Statements of this Form 10-Q. We believe that the following discussion addresses our critical accounting policies and reflect those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our Financial Statements.

Revenue Recognition We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104 (together, SAB 101), and Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (SFAS 48).

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. Our standard terms specify that shipment is FOB BioDrain and we will, therefore recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of our FMS units as well as shipments of cleaning solution kits. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our customers for a particular product.  Under our standard terms and conditions there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer.  The Customer’s right of return is limited only to our standard warranty whereby we replace or repair, at our option, and it would be very rare that the unit or significant quantities of cleaning solution kits may be returned. Additionally, since we buy both the FMS units and cleaning solution kits from “turnkey” suppliers we would have the right to replacements from the suppliers if this situation should occur.

Stock-Based Compensation.   Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under SFAS 123(R), stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after January 1, 2006 and unvested awards outstanding at January 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at January 1, 2006, are being recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures, using a straight-line method. We elected the modified-prospective method in adopting SFAS 123(R), under which prior periods are not retroactively restated.

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes-Merton option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees and directors will retain vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements and the risk-free interest rate.

Because we do not have historical trading data on our stock we relied upon trading data from a composite of 10 medical companies traded on major exchanges and 15 medical companies traded on the OTCBB to help us arrive at expectations as to volatility of our own stock when public trading commences.  Likewise, we have no history of option and warrant exercises because there is no liquidity in our stock as a private company and we were required to make a significant judgment as to expected option and warrant exercise patterns in the future regarding employee and director options and warrants.  In the case of options and warrants issued to consultants and investors we used the legal term of the option/warrant as the estimated term unless there was a compelling reason to use a shorter term. The measurement date for employee and non-employee options and warrants is the grant date of the option or warrant.  The vesting period for options that contain service conditions is based upon management’s best estimate as to when the applicable service condition will be achieved. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See Note 3, Stock-Based Compensation, in Notes to Financial Statements, for additional information.

When an option or warrant is granted in place of cash compensation for services we deem the value of the service rendered to be the value of the option or warrant.  In most cases, however, an option or warrant is granted in addition to other forms of compensation and its separate value is difficult to determine without utilizing an option pricing model.  For that reason we also use the Black-Scholes-Merton option-pricing model to value options and warrants granted to non-employees, which requires the input of significant assumptions including an estimate of the average period that investors or consultants will retain vested stock options and warrants before exercising them, the estimated volatility of our common stock price over the expected term, the number of options and warrants  that will ultimately be forfeited before completing vesting requirements and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized that. Since we have no trading history in our stock and no first-hand experience with how these investors and consultants have acted in similar circumstances, the assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our equity-based consulting and interest expense could be materially different in the future.

Since our company stock has no public trading history we were required to take an alternative approach to estimating future volatility and the future results could vary significantly from our estimates.  We compiled historical volatilities over a period of 2-7 years of 15 small-cap medical companies traded on major exchanges and10 medical companies in the middle of the market cap size range on the OTC Bulletin Board and combined the results using a weighted average approach.  In the case of standard options to employees we determined the expected life to be the midpoint between the vesting term and the legal term.  In the case of options or warrants granted to non-employees we estimated the life to be the legal term unless there was a compelling reason to make it shorter.

Valuation of Intangible Assets   We review identifiable intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our intangible assets are currently solely the costs of obtaining trademarks and patents.  Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management's best estimate of the related risks and return at the time the impairment assessment is made.

Our accounting estimates and assumptions bear various risks of change, including the length of the current recession facing the United States, the expansion of the slowdown in consumer spending in the U.S. medical markets despite the early expressed opinions of financial experts that the medical market would not be as affected as other markets and failure to gain acceptance in the medical market.

Recent Accounting Developments

In June 2009, the FASB issued SFAS No. 168, “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is incorporated in FASB Accounting Standards Codification (ASC). Topic 105, Generally Accepted Accounting Principles, identifies the ASC as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted SFAS No. 168 in the current quarter and will include references to the ASC within our consolidated financial statements by December 31, 2009.

Effective June 30, 2009, the Company adopted Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 855,“Subsequent Events.” ASC Topic 855 addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued. The Company reviewed subsequent events for inclusion in the financial statements through November 6, 2009, the date that the accompanying financial statements were issued. The adoption of the ASC Topic did not affect the Company’s financial position or results of operations.

Results of Operations

Three months and nine months ended September 30, 2009 and 2008

Revenue. The Company recorded no revenue in the three months ended September 30, 2009 and 2008 and revenue of $15,737 during the nine-month period ended September 30, 2009 compared to $0 in the nine-month period ended September 30, 2008 as the Company received its first order for 4 FMS units and a case of cleaning solution kits from a hospital in Texas and shipped the first FMS unit and the cleaning solution kits in June 2009. The revenue was approximately $14,000 for the FMS unit, approximately $1,000 for the cleaning solution kits and $750 for installation.  The remaining 3 FMS units and additional cleaning solution kits are expected to be shipped by the first quarter of 2010.

Cost of sales.  Cost of sales was zero in the three months ended September 30, 2009 and 2008 and $7,450 for the nine months ended September 30, 2009 and $0 for the six months ended September 30, 2008 as there were no sales in the 2008 period.  The gross profit margin was approximately 53% for both the hardware and the cleaning solution kits in the nine months ended September 30, 2009 but should increase over time as volume purchasing discounts on both the equipment and the cleaning solution begin to take effect.

General and Administrative expense. General and administrative expense primarily consists of, management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses increased to $522,000 from $436,000 in the three months ended September 30, 2009 compared to 2008 and to $1,393,000 in the nine months ended September 30, 2009 from $845,000 in the nine months ended September 30, 2008.  The increase in the three months ended September 30, 2009 was primarily due to an increase in stock based compensation to management and directors and a $34,000 increase in the accrual for a registration payment arrangement. In the nine months ended September 30, 2009 the increase was primarily due to an accrual of $355,000 for a registration payment arrangement, a $53,000 increase in legal and audit fees, an $18,000 increase in board of director fees, an $26,000 increase in rent and utilities and a $260,000 increase in consulting fees, including stock based consulting. This was offset, in part, by a $175,000 decrease in salaries. The increase in legal and audit fees was primarily related to accounting and legal work in connection with amendments to the Form S-1.  The increase in consulting fees was primarily related to finalization of the application for FDA clearance and consulting work related to the Form S-1 amendments and general corporate work. Salaries declined as a result of the departure of our former Chief Financial Officer and former Chief Executive Officer.   Total G&A expenses are expected to increase due to increased insurance premiums and audit fees, resulting from becoming a public company, but otherwise remain relatively constant over the next several quarters.

Operations expense.  Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased to $157,000 in the three-month period and $351,000 in the nine months ended September 30, 2009 from  zero in the three-month period and $91,000 in the nine months ended September 30, 2008 due to a $117,000 increase in salaries, benefits and payroll taxes, a $110,000 increase in stock based compensation, a $33,000 increase in consulting expense and a $33,000 increase in testing expense offset, in part, by a reduction of $62,000 in product development expense, entirely in the first six months. The increase in salaries is the result of hiring an Executive Vice President of Operations (promoted to Chief Operating Officer in 2009) in June, 2008. The increase in stock based compensation expense resulted from a grant of restricted stock to management and directors, in August 2009,  that will vest upon the successful achievement of certain future milestones.  The increases in consulting expense and testing expense were directly related to finalizing the product design and preparing for the application to the FDA for 510k clearance.  Consulting and testing expenses are expected to decline in the next several quarters but other expenses related to ramping up production, establishing a shipping and receiving function and other expenses necessary to support sales growth will likely more than offset the decreases in consulting and testing.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased to $136,000 in the three-month period and $345,000 in the nine months ended September 30, 2009 compared to $8,000 in the three months and nine months ended September 30, 2008 primarily due to a $44,000 increase in the three months and a $230,000 increase in the nine months in salaries and benefits, a $64,000 increase in the three months and a $79,000 increase in the nine months in stock based compensation, and a $59,000 increase in trade show expense and marketing supplies, a $22,000 increase in travel expenses, a $3,000 increase in sales commissions and a $21,000 increase in web development, promotion and consulting in the nine months ended September 30, 2009. All categories of sales and marketing expense are significantly higher than in the same 2008 periods as a result of hiring a VP of Sales and Marketing in early 2009 and substantially increasing sales and marketing activities.  Sales and marketing expense is expected to grow significantly in the next several quarters as we ramp up our sales and marketing activities to establish our products in the marketplace and we commence the payment of commissions to independent sales reps.

Interest expense ..

Interest expense, including loss on revaluation of warrants, was negative $41,000 in the three months but increased to $434,000 in the nine months ended September 30, 2009 from $11,000 in the nine months ended September 30, 2008. The decrease in expense in the three months was due to a gain (decrease in liability) on valuation of equity-linked financial instruments and the increase in expense in the nine months was primarily due to the $370,000 loss (net of the gain in the three month period) on valuation of equity-linked instruments (increase in the liability) resulting from adoption of EITF 07-5 in January 2009.  Although the valuation of the warrants liability has decreased in the last two quarters, as a result of a reduction of expected term, it may increase over the next several quarters as EITF 07-5 requires a revaluation of the liability on every balance sheet date and, provided the market value of the underlying stock continues to increase, the Black-Scholes valuation formula will produce a higher valuation until such time that the warrants are either exercised or expire.

Liquidity and Capital Resources

We had a cash balance of $463,838 as of December 31, 2008 and $68,197 as of September 30, 2009. Since our inception, we have incurred significant losses. As of December 31, 2008 we had an accumulated deficit of $3,144,000, and as of September 30, 2009 our accumulated deficit was $5,653,000. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations expense, including product development expense, sales and marketing and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

There is no certainty that access to needed capital will be successful. We have not depended on the future exercise of outstanding warrants to provide additional funding.

To date, our operations have been funded through a bank loan in the original amount of $41,400, private party loans totaling $10,000, convertible debt in the amounts of $170,000 and $100,000 and equity investments totaling approximately $2,200,000. As of December 31, 2008, we had accounts payable of $497,000 and accrued liabilities of $305,000, and as of September 30, 2009 we had accounts payable of $686,000 and accrued liabilities of $296,000.

Nine months ended September 30, 2009 and 2008

Net cash used in operating activities was $985,000 in the nine months ended September 30, 2009 compared to $604,000 net cash used in operating activities in the nine months ended September 30, 2008. The additional cash used in the 2009 period was primarily due to the $2,515,000 loss compared to a loss of $955,000 in the 2008 period offset, in part, by the $370,000 in loss on valuation of equity-linked instruments and $549,000 in stock based compensation and consulting fees and a $355,000 stock based registration payment arrangement that did not consume cash. Additionally, accounts payable increased by $190,000 in the 2009 period compared to $78,000 in the 2008 period but accrued expenses decreased by $10,000 in the 2009 period compared to an increase of $51,000 in 2008.

Net cash used in investing activities was $0 in the 2009 period compared to $31,000 used in the 2008 period as the Company invested in new furniture and patents in 2008 but did not do so in 2009.  The company will likely increase its cash used in investing activities in the next several quarters as we prepare to support the expected growth in sales.

Net cash provided by financing activities was $590,000 in the 2009 period compared to $1,375,000 in the 2008 period. The Company expects to show additional cash provided by financing activities in the next few quarters as we raised $600,000 so far in 2009 and plan to launch a $3 million financing effort by December 31, 2009.

Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through the fourth quarter of 2009 after which an additional financing of $3 million is anticipated. The Company expects the transaction, if successful, to commence by December 31, 2009 with an early closing of up to $500,000 by January 31, 2010. While holders of our warrants could exercise and provide cash to us during that time frame, we are not depending on that in our fund raising efforts.

Management hired Newbridge Securities Corporation, an investment banker, in February 2009, to commence an effort to raise an additional $3-$5 million in new equity with an interim closing of up to $500,000 expected by January 31, 2010. Although our ability to raise this new capital is in substantial doubt we have received $600,000 as of September 30, 2009, in a Company managed private placement of securities, and our April 1, 2009 510(k) clearance from the FDA to authorize us to market and sell our FMS products is being received very positively. If the Company is successful in raising at least $3 million in new equity we will have sufficient capital to operate our business and execute our business plan for at least the next 12 months. If the Company raises the additional capital by issuing additional equity securities its shareholders could experience substantial dilution.

The funds remaining from our October 2008 offering have allowed us to complete the testing and certification of our FMS unit and to receive, on April 1, 2009, final FDA clearance. We believe that our existing funds will also be sufficient to pay for normal operating expenses as we await additional funding.  We have doubts about raising capital because of our early stage position and history of losses. We also note the recent economic downturn which has made the overall market nervous about investing.

Items such as delinquent convertible debt, totaling $170,000, would be difficult to fully satisfy with the remaining proceeds of the past financing. We have been in contact with the holders of these convertible notes.  These holders, while legally able to demand payments, have been willing to work with us regarding the satisfaction of their convertible debts, which could be either from conversion to our common stock or through repayment of the debt from funds raised in future financings.  This note automatically converted to 620,095 common shares upon the October 19, 2009 effective date of our registration statement. Any formal payment demand by these convertible note holders prior to our securing additional financing would create a severe liquidity issue for the Company. Such note holders could bring a cause of action against the Company to compel repayment of the debt obligations which could deplete the Company’s cash position. Because these note holders hold a secured interest in all our assets, they could seize our assets in such cause of action.

Certain amounts of payroll for three current and former officers were unpaid as of June 2008 and the individuals agreed to accept a reduction in the cash to ultimately be paid in exchange for future cash payments and new stock options. The individuals have agreed to be paid at such time as the Company obtains at least another $3 million of additional equity financing, with the exception of Lawrence Gadbaw, our Chairman, who began receiving $2,000 per month in October 2008 in repayment of his $46,000 accrued salary liability in addition to a future cash payment of $25,000 contingent on raising $3 million. After another $3 million of additional financing has been obtained, the amount due to current and former management and two board members will be paid from the proceeds of such financing.

We believe that we have sufficient funds to satisfy our obligations through the fourth quarter of 2009. We will need additional funds to continue to satisfy such obligations beyond that time period.

Our operating plan assumes that we will achieve certain levels of operating costs and expenses, as to which there can be no assurance that we will be able to achieve. This plan is completely dependent on our ability to raise additional capital through future financings. In addition, if events or circumstances occur such that we are unable to meet our operating plan as expected, we will be required to seek additional capital, pursue other strategic opportunities, or we will be forced to reduce the level of expenditures, which could have a material adverse effect on our ability to achieve our intended business objectives and to continue as a going concern. Even if we achieve our operating plan, we will be required to seek additional financing or strategic investments.

The current economic turmoil has a significant impact on the overall funding environment, and we cannot assure you that our opportunity will be positively received by potential investors. We are not planning on any significant capital or equipment investments and we will only have a few human resource additions over the next 12 months. A significant amount of funds will be utilized to launch our product into the market. With the expenses associated with FDA clearance having already been incurred, and with the product development primarily complete, future funds, if any, will be used primarily to launch our product into the market.

There can be no assurance that any additional financing will be available on acceptable terms, or at all. Furthermore, any equity financing likely will result in dilution to existing shareholders and any debt financing likely will include restrictive covenants.

We expect to continue to depend upon outside financing to sustain our operations for at least the next 12 months. Our ability to arrange financing from third parties will depend upon our operating performance and market conditions. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately forcing us to go out of business. Should this occur, the value of any investment in our securities could be adversely affected, and an investor could lose a portion of or all of their investment.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4T.  Controls and Procedures

a)
This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

b)
There were no changes in controls in financial reporting during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In April 2009, a former officer of the Company made a formal demand for payment of past wages and threatened to sue the company for in excess of $100,000 if we did not meet his demand. Settlement discussions commenced but the parties were unable to reach an agreement. Thereafter, the former officer filed a lawsuit in Minnesota state court, Dakota County alleging claims for breach of contract and state claims for unpaid wages.  The company answered the complaint and denied the allegations therein. The Company believes that the claims are without merit and continue to defend the claims.  We are not a party to any other pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations or financial condition and are not aware of any threatened or contemplated proceeding by any governmental authority against our company. To our knowledge, we are not a party to any pending civil or criminal action or investigation

ITEM 1A.  Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 8, 2009 we issued 100,000 common shares to a consulting firm for their consulting services.

On September 8, 2009 we issued 10,000 common shares and a warrant to purchase 10,000 shares at $.65 per share to an investor for his $5,000 investment in the Company.

On September 8, 2009 we issued 10,000 common shares and a warrant to purchase 10,000 shares at $.65 per share to an investor for her $5,000 investment in the Company.

On September 25, 2009 we issued 20,000 common shares and a warrant to purchase 20,000 shares at $.65 per share to an investor for her $10,000 investment in the Company.

On September 25, 2009 we issued 30,000 common shares and a warrant to purchase 30,000 shares at $.65 per share to co-investors for their $15,000 investment in the Company.

On September 30, 2009 we issued 80,000 common shares and a warrant to purchase 80,000 shares at $.65 per share to an investor for his $40,000 investment in the company.

On October 2, 2009 we issued 30,000 common shares and a warrant to purchase 30,000 common shares at $.65 per share to a consltant for their consulting services.

On October 15, 2009 we issued 3,000 common shares and a warrant to purchase 3,000 common shares at $.65 per share to consultants for their consulting services.

On October 15, 2009 we issued 2,000 common shares and a warrant to purchase 2,000 common shares at $.65 per share to a consultant for her consulting services.

On October 26, 2009 we issued a note, convertible into 200,000 common shares, and a warrant to purchase 200,000 shares at $.65 per share to co-investors for their $100,000 investment in the Company.

Unless otherwise specified above, the Company believes that all of the above transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his/her/its own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Securities Act; (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement needed to be in effect prior to such issuances.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None.

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 25, 2009
BIODRAIN MEDICAL, INC.

By:	/s/ Kevin R. Davidson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX
Form 10-Q
The quarterly period ended September 30, 2009

Exhibit No.           Description

31.1*  Certification of Principal Executive Officer and Principal Financial Officer
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*  Certification of Principal Executive Officer and Principal Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.