Form 10-K/A
period 2009-12-31
BioDrain Medical, Inc.
filed 2010-04-28
CIK 1446159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-155299

BIODRAIN MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	33-1007393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2060 Centre Pointe Boulevard, Suite 7, Mendota Heights, Minnesota	55120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (651) 389-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, One Cent ($0.01) Par Value Per Share	None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2009, no market price existed for the voting and non-voting common equity held by non-affiliates of the registrant.

There were 12,031,761 shares of the registrant’s common stock outstanding as of April 20, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 31, 2010, we filed our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”).  The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form-10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accounting Fees and Services) and Part IV, Item 15 (Exhibits, Financial Statement Schedules).  All other items as presented in the Original Filing are unchanged.  Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and principal financial and accounting officer, filed as an exhibit hereto.

INDEX TO FORM 10-K/A

		Page Number

	PART III
Item 10	Directors, Executive Officers and Corporate Governance	1
Item 11	Executive Compensation	4
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7
Item 13	Certain Relationships and Related Transactions, and Director Independence	10
Item 14	Principal Accounting Fees and Services	10
	PART IV
Item 15	Exhibits, Financial Statement Schedules	11
	SIGNATURES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table identifies our current executive officers and directors:

Name	Age(1)	Position Held

Lawrence W. Gadbaw (3)	72	Chairman of the Board of Directors

Kevin R. Davidson	50	President, Chief Executive Officer, Chief Financial Officer and Director

Chad A. Ruwe	45	Chief Operating Officer and Director

Jess R. Carsello	48	Vice President of Sales

James E. Dauwalter	58	Director

Peter L. Morawetz (2)	82	Director

Thomas J. McGoldrick (2)	68	Director

Andrew P. Reding (3)	40	Director

(1)	As of the date of this Report.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.

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

None of our directors or executive officers has, during the past ten years,

1)
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

2)	had been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

3)
has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

4)
has been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Business Experience

Lawrence W. Gadbaw, Chairman of the Board of Directors. Mr. Gadbaw has served as a director and Chairman of the Board since our inception in 2002. He served as our President and Chief Executive Officer from 2002 to 2006 and Executive Vice President Business Development from 2006 to 2008. Mr. Gadbaw has also been Chairman of Health Care Marketing, Inc., a manufacturer and marketer of health care products, since 1992. From 1990 to 1992, he was President, Chief Operating Officer and Director of Augustine Medical, Inc., a manufacturer of hypothermia treatment products. Mr. Gadbaw was President, Chief Executive Officer, Treasurer and Director of Bio-Vascular, Inc., a manufacturer of tissue and biosynthetic-based medical devices and grafts for cardiovascular surgery, from 1985 to 1989. From 1979 to 1981, he was Director of Sales and Marketing for Medical Incorporated, a manufacturer of cardiovascular products. Mr. Gadbaw was General Manager of Sween Corporation, a manufacturer of health care products, from 1977 to 1979. He held numerous positions in marketing and sales with Medtronic, Inc., a manufacturer and distributor of cardiovascular products from 1967 to 1977, including the position of Director of U.S. Sales. We believe Mr. Gadbaw’s experience in the healthcare and medical device industries as well as being a co-founder of BioDrain makes him a valuable member of the Board.

Kevin R. Davidson, President, Chief Executive Officer, Chief Financial Officer and Director. Mr. Davidson has served as our President, Chief Executive Officer and a director since 2006 and Chief Financial Officer since January 2009. He has over 20 years of experience in the medical technology sector. He has been the Chief Financial Officer of three medical technology companies including his most recent position beginning in 2003 as Chief Financial Officer, Vice President of Business Development at OrthoRehab, Inc., where he led the successful sale of the organization to Otto Bock GmbH. In addition to his Chief Financial Officer experience, Mr. Davidson was an investment banker in the medical technology sector as a Managing Director with the Arthur Andersen Global Corporate Finance Group from 1998 to 2002, where he led and closed several transactions in this sector. Mr. Davidson also has experience in the corporate development function in the medical area, including holding positions at St. Jude Medical, Inc. from 1989 to 1992. In addition, he has extensive domestic and international experience as a management consultant in this area. Mr. Davidson received a BA in Economics from Gustavus Adolphus College in 1982 and an MBA from The Colgate Darden Graduate School of Business Administration at the University of Virginia in 1986.

Chad A. Ruwe, Chief Operating Officer and Director. Mr. Ruwe became our Executive Vice President of Operations in 2008 and was promoted to Chief Operating Officer and a director in 2009. He has over 20 years experience in global business leadership in critical fluid management industries focused on containment, management, and delivery of highly toxic and corrosive fluids. From 2002 to 2007 he held several senior management positions with Entegris, Inc., including General Manager of NT International, a wholly owned subsidiary of Entegris, Vice President of the Fluid Handling Systems business, Vice President of the Semiconductor business and Vice President & General Manager of the Liquid Micro-Contamination business. From 1996 to 2002, Mr. Ruwe was with Tescom Corporation (now part of Emerson’s Climate Technologies Group) serving as Vice President & General Manager of the High Purity Controls Division and Hankuk Tescom, Ltd., an assembly and test facility in South Korea. Mr. Ruwe held several management level positions at Parker Hannifin Corporation from 1987 to 1996. Mr. Ruwe has previously served on the board of directors for two early stage venture start-ups. He holds a Master of Science degree in Management, specializing in Operations Research, from the University of Alabama, Huntsville, and he received his Bachelor of Science degree in Mechanical Engineering, specializing in Fluid Dynamics, from The Ohio State University in Columbus, Ohio.

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

James E. Dauwalter, Director. Mr. Dauwalter has served as a director of the Company since July 2009. Mr. Dauwalter served as a director of VeraSun Energy Corporation from April 2008 to May 2009. He served as a director of US BioEnergy from July 2006 until April 2008, and served as chairman of the board from November 2007 until April 2008. Mr. Dauwalter also served, from August 2005 until May 2008, as the chairman of the board of directors of Entegris, Inc., a materials integrity management company. Prior to his appointment as chairman of Entegris in August 2005, he served as the chief executive officer of Entegris since January 2001. Mr. Dauwalter joined Entegris in 1972 and held a variety of positions prior to his first executive appointment in March 2000 as chief operating officer. Mr. Dauwalter was also instrumental in founding Metron Technology, B.V., a supplier of semiconductor products in Europe, and served on their board of directors from their date of formation until May 2008, and served on the boards of several subsidiaries and affiliates of Fluoroware, Inc., a predecessor company to Entegris, Inc. Mr. Dauwalter holds a bachelors degree in business management from Bemidji State University. We believe that Mr. Dauwalter's experience as CEO and board member of public companies is a very important contribution to our Board.

Peter L. Morawetz, PhD, Director. Dr. Morawetz is a consultant to development-stage companies in the medical and high technology field. He has served as a director of the Company since its inception in 2002. From 1985 to 2002, he provided consulting services in the fields of technology and product positioning for a large number of U.S. and foreign corporations. Notable clients included Medtronic, EMPI, Hutchinson Technologies, Minntech, Bauer Biopsy Needles, American Medical, Lectec and Walker Reading Technologies. In the course of a thirty-year career, he covered progressively important positions in engineering and R&D management. His contributions include development of neurological devices at Medtronic, Inc. from 1971 to 1981 and EMPI, Inc. from 1981 to 1985, as well as magnetic-storage devices at Univac from 1958 to 1961 and again from 1965 to 1967 and Fabri-Tek from 1961 to 1965. He has seven patents and has been active in market planning and corporate development. We believe that Dr. Morawetz’s extensive consulting experience with development-stage companies and role as a co-founder of BioDrain are strong endorsements for membership on our Board.

Thomas J. McGoldrick, Director. Mr. McGoldrick has served as a director of the Company since 2005. Prior to that, he served as Chief Executive Officer of Monteris Medical Inc. from November 2002 to November 2005. He has been in the medical device industry for over thirty years and was co-founder and Chief Executive Officer of Fastitch Surgical in 2000. Fastitch is a startup medical device company with unique technology in surgical wound closure. Prior to Fastitch, Mr. McGoldrick was President and Chief Executive Officer of Minntech from 1997 to 2000. Minntech was a $75 million per year publicly traded (Nasdaq-MNTX) medical device company offering services for the dialysis, filtration, and separation markets. Prior to employment at Minntech from 1970 to 1997, he held senior marketing, business development and international positions at Medtronic, Cardiac Pacemakers, Inc. and Johnson & Johnson. Mr. McGoldrick is on the board of directors of two other startup medical device companies. We believe Mr. McGoldrick’s experience as CEO of a public company and extensive experience in the medical device industry provide valuable insight on our Board.

Andrew P. Reding, Director. Mr. Reding is an executive with extensive experience in sales and marketing of capital equipment for the acute care markets. He has served as a director of the Company since 2006 and he is currently the President and Chief Executive Officer of TRUMPF Medical Systems, Inc., a position he has held since April 2007. Prior to that, he was Director of Sales at Smith & Nephew Endoscopy and prior to that, he served as Vice President of Sales and Director of Marketing with Berchtold Corporation from 1994 to 2006. His experience is in the marketing and sales of architecturally significant products for the operating room, emergency department and the intensive care unit. Mr. Reding has successfully developed high quality indirect and direct sales channels, implemented programs to interface with facility planners and architects and developed GPO and IDN portfolios. Mr. Reding holds a bachelors degree from Marquette University and an MBA from The University of South Carolina. We believe Mr. Reding’s strong experience in sales and marketing of capital equipment to hospital operating rooms provides unique insight into the industry we serve and makes him a valued member of the Board.

CODE OF ETHICS

On November 14, 2008, the Board adopted the Code of Ethics of BioDrain Medical, Inc. that applies to all officers, directors and employees of the Company. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business. The Code of Ethics was filed as Exhibit 14 to the Company’s Registration Statement on Form S-1/A filed with the SEC on January 12, 2009.

AUDIT COMMITTEE

The Audit Committee of the Board of Directors was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements.

The functions of this Audit Committee include, among other things:
•	serving as an independent and objective party to monitor the Company’s financial reporting process and internal control system;
•
coordinating, reviewing and appraising the audit efforts of the Company’s independent auditors and management and, to the extent the Company has an internal auditing or similar department or persons performing the functions of such department (“internal auditing department” or “internal auditors”), the internal auditing department; and

•
communicating directly with the independent auditors, the financial and senior management, the internal auditing department, and the Board of Directors regarding the matters related to the committee’s responsibilities and duties.

Both our independent registered public accounting firm and management periodically meet privately with our Audit Committee.

Our Audit Committee currently consists of Mr.Gadbaw, as the chairperson, and Mr. Reding. Each Audit Committee member is a non-employee director of our Board. The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all current members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Audit Committee met four times in fiscal 2009.

Audit Committee Financial Expert
The Board has determined that neither Mr. Gadbaw nor Mr. Reding is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act of 1933, as amended. As noted above, Mr. Gadbaw and Mr. Reding are independent within the meaning of Nasdaq’s listing standards. The Board of Directors is in the process of evaluating the depth of experience of all board members to determine if any would qualify as an audit committee financial expert and, if so, if they would be willing to serve as the financial expert on the audit committee. In the meantime the Company is not required to meet Nasdaq listing standards and the full board accepts responsibility for oversight of the Company’s Audit Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2009, all reports needed to be filed have been filed for the fiscal year ended December 31, 2009.

DIRECTOR NOMINATIONS

The Company does not have a Governance/Nominating Committee. The entire Board of Directors will consider director candidates recommended by stockholders. The Board does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. To nominate a director, stockholders must submit such nomination in writing to our Secretary at 2060 Centre Pointe Boulevard, Suite 7, Mendota Heights, Minnesota 55120.

Item 11. Executive Compensation

Overview

This section describes the material elements of the compensation awarded to, earned by or paid to our Chief Executive Officer and the two most highly compensated executive officers as determined in accordance with SEC rules, collectively referred to as the “Named Executive Officers.”

Executive Compensation Components for Fiscal 2009

Base salary is an important element of our executive compensation program as it provides executives with a fixed, regular, non-contingent earnings stream to support annual living and other expenses. As a component of total compensation, we generally set base salaries at levels believed to attract and retain an experienced management team that will successfully grow our business and create stockholder value. We also utilize base salaries to reward individual performance and contributions to our overall business objectives, but seek to do so in a manner that does not detract from the executives’ incentive to realize additional compensation through our stock options and restricted stock awards.

The Compensation Committee reviews the Chief Executive Officer’s salary at least annually. The Compensation Committee may recommend adjustments to the Chief Executive Officer’s base salary based upon the Compensation Committee’s review of his current base salary, incentive cash compensation and equity-based compensation, as well as his performance and comparative market data. The Compensation Committee also reviews other executives’ salaries throughout the year, with input from the Chief Executive Officer. The Compensation Committee may recommend adjustments to other executives’ base salary based upon the Chief Executive Officer’s recommendation and the reviewed executives’ responsibilities, experience and performance, as well as comparative market data.

In utilizing comparative data, the Compensation Committee seeks to recommend salaries for each executive at a level that is appropriate after giving consideration to experience for the relevant position and the executive’s performance. The Compensation Committee reviews performance for both our Company (based upon achievement of strategic initiatives) and each individual executive. Based upon these factors, the Compensation Committee may recommend adjustments to base salaries to better align individual compensation with comparative market compensation, to provide merit-based increases based upon individual or company achievement, or to account for changes in roles and responsibilities.

Our employment agreement, dated October 4, 2006, with Kevin R. Davidson, President and Chief Executive Officer, provided that his initial annual base salary would be $150,000 and that his base salary for subsequent years is to be determined by the Board. We offered this amount as part of a package of compensation for Mr. Davidson sufficient to induce him to join our Company. The compensation package for Mr. Davidson was designed to provide annual cash compensation, combined with the equity compensation described below, sufficient to induce him to join the Company and continue to incentivize him to create revenue growth and shareholder value. Based upon the recommendation of the Compensation Committee, the Board approved an increase to Mr. Davidson’s base salary rate from $160,000 to $170,000 for calendar 2009.

Stock Option and Other Equity Awards

Consistent with our compensation philosophies related to performance-based compensation, long-term stockholder value creation and alignment of executive interests with those of stockholders, we make periodic grants of long-term compensation in the form of stock options or restricted stock to our executive officers, directors and others in the organization.

Stock options provide executive officers with the opportunity to purchase common stock at a price fixed on the grant date regardless of future market price. A stock option becomes valuable only if the common stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option shares to vest. This provides an incentive for an option holder to remain employed by us. In addition, stock options link a significant portion of an employee’s compensation to stockholders’ interests by providing an incentive to achieve corporate goals and increase stockholder value. Under our 2008 Equity Incentive Plan (the "Plan"), we may also make grants of restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to officers and other employees. We adopted this plan to give us flexibility in the types of awards that we could grant to our executive officers and other employees.  As of December 31, 2009 we have made grants of 797,810 shares of restricted stock under the Plan to directors and management.

Limited Perquisites; Other Benefits

We intend to provide our employees with a full complement of employee benefits, including health and dental insurance, short term and long term disability insurance, life insurance and a 401(k) plan but have currently only provided a health insurance plan due to limited funding. As our business grows we will look to implement the balance of the benefit plans that will be competitive with other companies in our industry and within our geographical area.

Potential Payments Upon Termination or Change of Control

Most of our stock option agreements provide for an acceleration of vesting in the event of a change in control as defined in the agreements.  Additionally, the restricted stock agreements that were awarded to management and directors in 2009 also provide for an acceleration of vesting in the event there is a change in control as defined in the 2008 Equity Incentive Plan.

Under the employment agreements with Mr. Davidson and Mr. Ruwe they will be entitled to severance pay equal to twelve months pay in the event their employment is terminated as a result of a "Change in Control", defined as a change in control of more than 40% of the Company’s common stock.

Summary Compensation Table for Fiscal 2008 and 2009

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2009 and December 31, 2008 by each of the named executive officers:

						Non-	Nonquali-
						Equity	fied
Name						Incentive	Deferred
and				(3)	(4)	Plan	Compen-
Principal				Stock	Option	Compen-	sation	Total
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	Compensation
Kevin R. Davidson	2009	$170,000	$-	$150,000	$-	$-		$320,000
President, Chief	2008	$160,000	$25,000	$-	$186,307	$-	$-	$371,307
Executive Officer
and Chief Financial
Officer

Chad A. Ruwe (1)	2009	$135,000	$-	$100,000	$-	$-	$-	$235,000
Chief Operating	2008	$80,375	$15,000	$-	$-	$-	$-	$95,375
Officer

Kirsten Doerfert (2)	2009	$115,208	$-	$37,500	$-			$152,708
Vice President Sales	2008	$-	$-	$-	$-	$-	$-	$-
and Marketing

(1)	Mr. Ruwe joined the Company as Executive Vice President of Operations in June 2008 and became Chief Operating Officer in 2009.
(2)	Ms. Doerfert joined the Company in February 2009 and terminated her employment January 31, 2010.
(3)
Restricted stock awards were granted to management and directors under the 2008 Equity Incentive Plan on August 24, 2009. The value of the stock was determined to be $.50 per common share on the date of the grant as determined pursuant to FASB ASC 718 - Stock Compensation.

(4)
Represents the full value of an option to purchase 80,000 at $.35 per share that will be issued when the Company raises a minimum of $3 million in additional equity. The value expressed represents the actual compensation cost recognized during 2008 as determined pursuant to FASB ASC 718 - Stock Compensation utilizing the assumptions discussed in Note 3, “Stock Options and Warrants,” in the notes to financial statements included in the Form 10-K filed on March 31, 2010.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2009

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2009:

	Option Awards					Stock Awards
						Equity	Equity
						Incentive	Incentive
		Number of	Number of			Plan	Plan
		Securities	Securities			Awards;	Awards;
		Underlying	Underlying	Option	Option	Number	Number
	Grant	Options	Options	Exercise	Expiration	of Shares	of Shares
	Date	Exercisable	Unexercisable	Price	Date	Vested	Unvested
Kevin R. Davidson	6/5/2008	543,292		$0.01	6/5/2018		-
	6/11/2008		80,000	$0.35	6/11/2013
	8/24/2009						300,000

Chad A. Ruwe	6/16/2008	200,000	50,000	$0.35	6/16/2013
	8/24/2009						200,000

Kirsten Doerfert	2/1/2009	60,000	40,000	$0.35	2/1/2014
	8/24/2009						75,000

DIRECTOR COMPENSATION

The directors of BioDrain Medical, Inc. are not paid cash compensation for their service on the Board except for Lawrence Gadbaw, who is paid $2,000 per month for his service as Chairman of the Board.  In addition, Mr. Gadbaw receives $2,000 per month as payment under his Separation Agreement and Release dated August 13, 2008.  The final payment under this agreement will be the earlier of August 15, 2010 or upon the Company raising an additional $3 million in equity.

Beginning in 2009, the Board instituted an annual restricted stock award program for non-employee directors, except for the Chairman, under which they will be awarded 20,000 shares of restricted stock annually on each anniversary date of service on the Board.  The Board further determined that Mr. McGoldrick, Mr. Reding and Mr. Morawetz would be awarded 40,000 shares, 20,000 shares and 100,000 shares, respectively, for their prior service on the Board.  Mr. Gadbaw is entitled to a stock option, as of September 30 of each year that he continues to serve as Chairman of the Board, to purchase 30,000 shares of common stock for a fixed price that is determined by the Board to be the market value on the date of grant.  Mr. Gadbaw was granted an option to purchase 30,000 shares at $.50 per share on November 13, 2009.  The option is immediately vested and has a term of three years.

Director Compensation Table for Fiscal 2009

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (1)(2)	Total ($)

Lawrence W. Gadbaw	$48,000		$5,728	$53,728
Peter L. Morawetz		$50,000	$22,658	$72,658
Thomas J. McGoldrick		$20,000		$20,000
Andrew P. Reding		$10,000		$10,000

(1)
Mr. Gadbaw received $2,000 per month as compensation for serving as Chairman of the Board, $2,000 per month as payment under a Separation Agreement and Release dated August 13, 2008 and an option to purchase 30,000 shares at $.50 per share on November 13, 2009. The value of the option was determined to be $5,728 in accordance with FASB ASC 718 - Stock Compensation using the Black-Scholes option valuation model and, because the option was immediately vested, this amount was expensed in full during fiscal 2009.

(2)
Mr. Morawetz received 100,000 shares of restricted stock on August 24, 2009, with a value of $50,000, as compensation for his prior years’ service on the Board.  In addition, the Company agreed to grant Mr. Morawetz an option to buy 75,000 shares at $.35 per share upon the Company raising an additional $3 million in equity in return for his agreement to forgive approximately $85,000 in consulting fees that had accrued in prior years. The value of the option was determined to be $22,658 in accordance with FASB ASC 718 - Stock Compensation, using the Black-Scholes option valuation model and this amount was expensed in full during fiscal 2009.  Mr. McGoldrick received 40,000 shares of restricted stock and Mr. Reding received 20,000 shares of restricted stock on August 24, 2009 as compensation for their prior years’ service on the Board.  The stock was determined to have a value of $.50 per share or $20,000 and $10,000, respectively, for Mr. McGoldrick and Mr. Reding.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 20, 2010 certain information regarding beneficial ownership of our common stock by:

•
Each person known to us to beneficially own 5% or more of our common stock and those shareholders who would beneficially own 5% or more of our common stock except for a 61 day notice of intent to exercise warrants (see Note 11);

•	Each executive officer named in the Summary Compensation Table on page 6, who in this Report are collectively referred to as the “Named Executive Officers;”

•	Each of our directors; and

•	All of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each stockholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the stockholder’s name. We have based our calculation of the percentage of beneficial ownership on 12,031,761 shares of the Company’s common stock outstanding on April 20, 2010. Unless otherwise noted below, the address for each person or entity listed in the table is c/o BioDrain Medical, Inc., 2060 Centre Pointe Boulevard, Suite 7, Mendota Heights, Minnesota 55120.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Lawrence W. Gadbaw (1)	169,563	1.4%

Kevin R. Davidson (2)	876,725	7.0%

Chad A. Ruwe (3)(11)	1,021,429	8.4%

Kirsten Doerfert (14)	150,000	1.2%

Jess Carsello (15)	8,332	0.1%

Peter L. Morawetz (4)	211,245	1.8%

Thomas J. McGoldrick (5)	67,447	0.6%

Andrew P. Reding (6)	47,447	0.4%

James E. Dauwalter (9)(11)	1,051,429	8.6%

Carl Schwartz (7)(11)	500,000	4.2%

Bernard Puder Revocable Trust (8)	430,000	3.6%

James R. Taylor IV (10) (11)	771,429	6.3%

Nimish Patel (12)	710,780	5.9%

Erick Richardson (13)	697,912	5.8%

Total	6,713,738	49.9%

All directors and executive officers as a group (9 persons)	3,453,617	26.4%

(1)
Includes 139,563 shares of common stock and an option to purchase 30,000 shares at a price of $.50 per share. Does not include an option to purchase 160,000 shares at $.35 per shares to be issued upon the Company raising an additional $3 million in equity.

(2)
Includes 33,433 shares of common stock, 300,000 shares of restricted stock issued August 24, 2009 under the 2008 Equity Incentive Plan and options to acquire up to an additional 543,292 shares of common stock of the Company, all of which are presently exercisable. Does not include an option to purchase 80,000 shares at $.35 per shares to be issued upon the Company raising an additional $3 million in equity.

(3)
Includes 621,429 shares of common stock, 200,000 shares of restricted stock issued August 24, 2009 under the 2008 Equity Incentive Plan and options to acquire an additional 200,000 shares of common stock at $.35 per share that are presently exercisable. Does not include options to purchase 50,000 shares of common stock at $.35 per share that are not exercisable until achievement of certain performance targets as provided in Mr. Ruwe’s employment agreement, and does not include warrants for 621,429 shares that are not currently exercisable within 60 days.

(4)
Includes 111,245 shares of common stock and 100,000 shares of restricted stock, issued August 24, 2009 under the 2008 Equity Incentive Plan, but does not include an option to purchase 75,000 shares at $.35 per share to be issued upon the Company raising an additional $3 million in equity.

(5)
Includes 3,506 shares and 40,000 restricted shares, issued August 24, 2009 under the 2008 Equity Incentive Plan, and an option to acquire up to 23,941 shares of common stock, which are presently exercisable, granted pursuant to a director stock option agreement by and between Mr. McGoldrick and the Company.

(6)
Includes 3,506 shares and 20,000 restricted shares, issued August 24, 2009 under the 2008 Equity Incentive Plan, and an option to acquire up to 23,941 shares of common stock, which are presently exercisable, granted pursuant to a director stock option agreement by and between Mr. Reding and the Company.

(7)	Includes 500,000 shares of common stock but does not include 500,000 shares of common stock underlying a warrant at $.46 per share that is not currently exercisable within 60 days.

(8)	Includes 430,000 shares of common stock but does not include 430,000 shares of common stock underlying a warrant at $.46 per share that is not currently exercisable within 60 days.

(9)
Includes 771,429 shares of common stock but does not include 771,429 shares of common stock underlying warrants at $.46 per share and $.65 per share that are not exercisable within 60 days. Includes 200,000 shares underlying a $50,000 convertible debt agreement based upon an estimated conversion price of $.25 per share. All shares, warrants and convertible debt are held in the James E. Dauwalter Living Trust.  Also includes an option to purchase 30,000 shares and 50,000 restricted shares, issued August 24, 2009 under the 2008 Equity Incentive Plan, held by David Dauwalter, the son of James Dauwalter and an employee of BioDrain Medical, Inc. Does not include an option to purchase 20,000 held by David Dauwalter because they vest only upon achieving certain performance conditions and are, therefore, not exercisable within 60 days. James Dauwalter disavows any ownership or control over the shares and options held by David Dauwalter.

(10)
Includes 571,429 shares of common stock and 200,000 shares underlying a $50,000 convertible debt agreement based upon an estimated conversion price of $.25 per share but does not include 571,429 shares of common stock underlying a warrant at $.46 per share that is not currently exercisable within 60 days.

(11)
These warrants are fully vested. However, they include a clause that prohibits the warrants to be exercised if it would cause the holdings of such equity holder to be in excess of 4.99% of our total outstanding shares. The warrant holder may amend the clause to eliminate this requirement. However, such amendment will not take effect until the 61st day after notice has been given. Consequently, the holder cannot exercise their warrants within 60 days of the current date, and those warrants are not included in the total outstanding and percentage of outstanding shares.

(12)
Consists of 665,185 shares of common stock, including 142,857 shares of common stock held by RP Capital LLC, for which Nimish Patel and Erick Richardson have shared voting and dispositive control, and 45,595 shares of common stock underlying warrants. Does not include a warrant for 142,857 shares held by RP Capital LLC because these warrants are not exercisable within 60 days. Does not include 60,714 shares of common stock held by Richardson & Patel LLP. The voting and dispositive control of such shares are held by Mr. Douglas Gold.

(13)
Consists of 652,317 shares of common stock, including 142,857 shares of common stock held by RP Capital LLC, for which Nimish Patel and Erick Richardson have shared voting and dispositive control, and 45,595 shares of common stock underlying warrants. Does not include a warrant for 142,857 shares held by RP Capital LLC because these warrants are not exercisable within 60 days. Does not include 60,714 shares of common stock held by Richardson & Patel LLP. The voting and dispositive control of such shares are held by Mr. Douglas Gold.

(14)
Includes a warrant to purchase 15,000 shares at $.46 per share, an option to purchase 60,000 shares at $.35 per share and 75,000 restricted shares issued August 24, 2009 under the 2008 Equity Incentive Plan. Does not include an option to purchase 40,000 shares at $.35 per share that are not excercisable until achievement of certain performance targets as provided in Ms. Doerfert’s employment agreement. Ms. Doerfert terminated her employment on January 31, 2010.

(15)
Includes an option to purchase 8,332 shares at $.50 per share, under a 150,000 share stock option agreement issued to Mr. Carsello on February 2, 2010, under the Company’s 2008 Equity Incentive Plan.  Does not include 141,688 shares under the stock option agreement that have not vested.  The option vests at 4,167 shares per month for the first 35 months of employment and 4,190 shares in month 36.

Equity Compensation Plan Information

The following table presents the equity compensation plan information as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding restricted stock, warrants and options	Weighted-average exercise price of outstanding options, warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	916,017	$0.367	59,388
Equity compensation plans not approved by security holders (2)	1,396,174	$0.237	-

TOTAL	2,312,191	$0.247	59,388

(1)	Includes 797,810 shares of restricted stock and 18,207 warrant shares issued under the 2008 Equity Incentive Plan.
(2)
The Company issued stock options to purchase 1,291,174 shares to employees and directors prior to the adoption of the 2008 Equity Incentive Plan and stock options to purchase 105,000 shares outside of the 2008 Equity Incentive Plan after the Plan was adopted.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements.  Except as described in this Report, since the beginning of fiscal 2009, there were no related party transactions arising or existing requiring disclosure, as would be required if we were subject to Nasdaq listing standards, SEC rules and regulations or the Company’s policy and procedures.

Item 14. Principal Accountant Fees and Services

ACCOUNTANT FEES

In connection with the audit of the fiscal 2009 financial statements, the Company entered into an engagement agreement with Olsen Theilen & Co., Ltd., which sets forth the terms by which Olsen Theilen & Co., Ltd. will perform audit services for the Company.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2009 and December 31, 2008, by Olsen Theilen & Co., Ltd., the Company’s principal accountant. All fees described below were approved by the Audit Committee.

	2009	2008

Audit Fees(1)	$96,198	$67,966
Audit-Related Fees(2)	-	-
Tax Fees(3)	1,200	1,963
All Other Fees(4)	-	-
	$97,398	$69,929

(1)
Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements. Also includes fees for services rendered in connection with the filing of registration statements and other documents with the SEC, the issuance of accountant consents and comfort letters and assistance in responding to SEC comment letters.

(2)	There were no audit-related fees in 2008 and 2009.

(3)	Tax Fees consist of fees billed in the indicated year for professional services performed by Olsen Theilen & Co., Ltd. with respect to tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of fees billed in the indicated year for other permissible work performed by Olsen Theilen & Co., Ltd. that is not included within the above category descriptions.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee is required to pre-approve the audit and non-audit services performed by our independent auditors.  The Audit Committee may not approve non-audit services prohibited by applicable regulations of the Securities and Exchange Commission if such services are to be provided contemporaneously while serving as independent auditors.  The Audit Committee has delegated authority to the Chairman of the Audit Committee to approve the commencement of permissible non-audit related services to be performed by the independent auditors and the fees payable for such services, provided that the full Audit Committee subsequently ratifies and approves all such services.  The Audit Committee has determined that the rendering of the services other than audit services by Olsen Theilen & Co., Ltd. is compatible with maintaining the principal accountant’s independence.

DIRECTOR INDEPENDENCE

Although we are not required to comply with the Nasdaq Stock Market (“Nasdaq”) listing standards, we use these listing standards as our guide toward determining independence of our directors and other areas of corporate governance. Under Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board of Directors consults with the Company’s counsel to ensure that the Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board of Directors has affirmatively determined that the following directors are independent directors within the meaning of the Nasdaq listing standards: Messrs. Dauwalter, Gadbaw, McGoldrick and Reding and Dr. Morawetz. In making this determination, the Board of Directors found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. Mr. Davidson, the Company’s President, Chief Executive Officer, and Chief Financial Officer, and Mr. Ruwe, the Company’s Chief Operating Officer, are not independent directors by virtue of their employment with the Company.

Item 15. Exhibits, Financial Statement Schedules

Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODRAIN MEDICAL, INC.

Date: April 28, 2010	By:	/s/ Kevin R. Davidson
Kevin R. Davidson
President, Chief Executive Officer, and Chief Financial
Officer

EXHIBIT INDEX
BIODRAIN MEDICAL, INC.
FORM 10-K/A

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant, as amended (4)

3.2	Bylaws of the Registrant, as amended (1)

3.3	Amendment to Articles (3)

10.1†	Form of Employment Agreement by and between the Registrant and Kevin R. Davidson dated October 4, 2006 (1)

10.2†	Form of Employment Agreement by and between the Registrant and Gerald D. Rice dated October 18, 2006 (1)

10.3†	Form of Employment Agreement by and between the Registrant and Chad A. Ruwe dated June 16, 2008 (1)

10.4†	Form of Confidential Separation Agreement and Release by and between the Registrant and Lawrence W. Gadbaw dated August 13, 2008 (1)

10.5	Form of Nondisclosure and Non-compete Agreement by and between the Registrant and Lawrence W. Gadbaw dated October 18, 2006 (1)

Exhibit No.	Description

10.6†	Form of Stock Option Agreement by and between the Registrant and Kevin R. Davidson dated June 5, 2008 (1)

10.7†	Form of Director Stock Option Agreement between the Registrant and Thomas McGoldrick dated August 22, 2006 (1)

10.8†	Form of Director Stock Option Agreement between the Registrant and Andrew P. Reding dated November 11, 2006 (1)

10.9	Form of Consulting Agreement by and between the Registrant and Jeremy Roll dated February 29, 2008 (1)

10.10	Form of Consulting Agreement by and between the Registrant and Namaste Financial, Inc. dated June 30, 2008 (1)

10.11	Form of Consulting Agreement by and between the Registrant and Marshall C. Ryan and Mid-State Stainless, Inc. dated June 2008 (1)

10.12	Form of Investor Relations Agreement by and between the Registrant and Kulman IR, LLC dated April 15, 2008 (1)

10.13	Form of Finder Agreement by and between the Registrant and Thomas Pronesti dated March 10, 2008 (1)

10.14	Form of Patent Assignment by Marshall C. Ryan in favor of the Registrant dated June 18, 2008 (1)

10.15	Form of Convertible Debenture by and between the Registrant and Kevin R. Davidson dated February 2, 2007 (1)

10.16	Form of Convertible Debenture by and between the Registrant and Peter L. Morawetz dated February 2, 2007 (1)

10.17	Form of Convertible Debenture by and between the Registrant and Andrew P. Reding dated February 2, 2007 (1)

10.18	Form of Convertible Debenture by and between the Registrant and Thomas McGoldrick dated January 30, 2007 (1)

10.19	Form of Convertible Debenture by and between the Registrant and Andcor Companies, Inc. dated September 29, 2006 (1)

10.20	Form of Convertible Debenture by and between the Registrant and Carl Moore dated March 1, 2007 (1)

10.21	Form of Convertible Debenture by and between the Registrant and Roy Moore dated March 1, 2007 (1)

10.22	Form of Advisory Board Warrant Agreement by and between the Registrant and Debbie Heitzman dated August 31, 2005 (1)

10.23	Form of Advisory Board Warrant Agreement by and between the Registrant and Mary Wells Gorman dated August 31, 2005 (1)

Exhibit No.	Description

10.24	Form of Advisory Board Warrant Agreement by and between the Registrant and David Feroe dated August 31, 2005 (1)

10.25	Form of Advisory Board Warrant Agreement by and between the Registrant and Dr. Arnold S. Leonard dated June 12, 2006 (1)

10.26	Form of Advisory Board Warrant Agreement by and between the Registrant and Karen A. Ventura dated December 7, 2006 (1)

10.27	Form of Advisory Board Warrant Agreement by and between the Registrant and Nancy A. Kolb dated December 20, 2006 (1)

10.28	Form of Advisory Board Warrant Agreement by and between the Registrant and Kim Shelquist dated December 20, 2006 (1)

10.29	Form of Warrant Agreement by and between the Registrant and Wisconsin Rural Enterprise Fund, LLC dated December 1, 2006 (1)

10.30	Form of Stock Purchase and Sale Agreement by and between the Registrant and Wisconsin Rural Enterprise Fund, LLC dated July 31, 2006 (1)

10.31	Form of Subscription Agreement (1)

10.32	Form of Registration Rights Agreement (1)

10.33	Form of Escrow Agreement (1)

10.34	Form of Warrant (1)

10.35†	2008 Equity Incentive Plan (1)

10.36	Office Lease Agreement by and between the Registrant and Roseville Properties Management Company, as agent for Lexington Business Park, LLC (1)

10.37†	Form of Employment Agreement by and between the Registrant and David Dauwalter dated August 11, 2008 (2)

10.38†	Form of Amendment No. 1 to Employment Agreement by and between the Registrant and David Dauwalter dated September 11, 2008 (2)

10.39	Form of Consulting Agreement by and between the Registrant and Andcor Companies, Inc. dated September 15, 2008 (2)

10.40	Form of Consulting Agreement by and between the Registrant and Taylor & Associates, Inc. dated August 15, 2008 (2)

10.41	Form of Consulting Agreement by and between the Registrant and Gregory Sachs dated October 20, 2008 (2)

10.42	Form of Restructuring Agreement dated June 9, 2008 (2)

10.43	Form of Secured Convertible Note Purchase Agreement dated July 23, 2007 (2)

10.44	Form of Secured Convertible Note dated July 2007 (2)

10.45	Form of Secured Convertible Note Security Agreement dated July 2007 (2)

Exhibit No.	Description

10.46	Independent Contractor Agreement dated as of February 2, 2009 by and between Belimed, Inc. and BioDrain Medical, Inc. (4)

10.47	Supply Agreement dated as of February 20, 2009 by and between Oculus Innovative Sciences, Inc., and BioDrain Medical, Inc. (6)

10.48†	Employment Agreement made and entered into effective the 1st of February, 2009 by and between Kirsten Doerfert (4)

10.49	Term Sheet by and among the Registrant and Longport Holdings, as amended (4)

10.50†	Agreement between the Company and Peter Morawetz dated May 15, 2009 (5) (7)

14	Code of Ethics (2)

21	Subsidiaries of the Registrant (1)

23.1	Consent of Olsen Thielen & Co., Ltd. (8)

Exhibit No.	Description

24.1	Power of Attorney. (8)

31.1*	Certification of principal executive officer and principal financial officer required by Rule 13a-14(a).

*	Filed herewith.

†	Compensatory plan or agreement.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-1, filed with the SEC on November 12, 2008.

(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on January 12, 2009.

(3)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on February 12, 2009.

(4)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on April 6, 2009.

(5)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-1, Amendment No. 4, filed with the SEC on May 14, 2009.

(6)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-1, Amendment No. 5, filed with the SEC on July 1, 2009.

(7)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Registration Statement on Form S-1, Amendment No. 7, filed with the SEC on August 12, 2009.

(8)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from the Company’s Annual Report on Form 10-K filed on March 31, 2010.