Form 10-Q
period 2010-03-31
BioDrain Medical, Inc.
filed 2010-05-17
CIK 1446159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or
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

☐ Yes ☒   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2010 the Company had 12,124,611 common shares, par value $.01 per share, outstanding.

BIODRAIN MEDICAL, INC.
TABLE OF CONTENTS
Page No.
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	3

Condensed Balance Sheets March 31, 2010 and December 31, 2009	3

Condensed Statements of Operations for three- month periods ended
March 31, 2010 and March 31, 2009	4

Condensed Statements of Cash Flows for three-month periods ended March 31, 2010
and March 31, 2009	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and	15
Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

Exhibit Index	23
EX-31.1
EX-32.1

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash	$40,612	$16,632
Accounts receivable	-	15,737
Prepaid expense and other assets	4,524	3,801
Restricted cash in escrow (See Note 4)	67,833	103,333
Total Current Assets	112,969	139,503

Fixed assets, net	8,653	9,260
Intangibles, net	141,532	141,532

Total Assets	$263,154	$290,295

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of long term debt (See Note 8)	$213,620	$13,620
Current portion of convertible debt	50,000	50,000
Accounts payable	808,759	814,137
Shares due investors under registration payment arrangement	355,124	355,124
Accrued expenses	209,940	201,490
Convertible debenture	10,000	10,000
Total Current Liabilites	1,647,443	1,444,371

Long term debt and convertible debt, net of discounts
of $39,092 and $44,873 (See Note 8)	118,371	116,108

Liability for equity-linked financial instruments (See Note 11)	984,851	1,071,847

Stockholders Deficit:
Common stock, $.01 par value, 40,000,000 authorized, 11,931,761 and 11,383,211 outstanding	119,318	113,831
Additional paid-in capital	4,174,043	3,573,506
Deficit accumulated during development stage	(6,780,872)	(6,029,368)
Total Shareholder' Deficit	(2,487,511)	(2,342,031)

Total Liabilities and Shareholders' Deficit	$263,154	$290,295

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
			Period From
			April 23, 2002
			(Inception)
	Three Months Ended March 31,		To March 31,
	2010	2009	2010

Revenue	$288	$-	$16,025

Cost of goods sold	140		7,140

Gross margin	148	-	8,885

General and administrative expense	712,135	266,905	4,740,562

Operations expense	64,735	124,313	965,609

Sales and marketing expense	73,052	102,879	529,228

Interest expense	14,279	14,865	303,919

Loss (gain) on valuation of equity-linked
financial instruments	(112,549)	496,502	250,439

Total expense	751,652	1,005,464	6,789,757

Net loss available to	$(751,504)	$(1,005,464)	$(6,780,872)
common shareholders

Loss per common share
basic and diluted	$(0.06)	$(0.12)	$(2.55)

Weighted average shares used in
computation, basic and diluted	11,756,647	8,147,508	2,661,163

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
PERIOD FROM APRIL 23, 2002 (INCEPTION)
TO MARCH 31, 2010

	Shares	Amount	Paid in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)	598,549	$5,985	$4,015	$-	$10,000
					-
Issuance of common 10/23/02, $1.67/share	2,993	30	4,970		5,000
Net loss				(51,057)	(51,057)
Balance 12/31/02	601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)	23,942	239	161		400
Issuance o common 6/11&12,$1.67 (3)	21,548	216	34,784		35,000
Net Loss				(90,461)	(90,461)
Balance 12/31/03	647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)	6,567	66	44		110
Net Loss				(90,353)	(90,353)
Balance 12/31/04	653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)	14,964	150	100		250
Vested stock options and warrants			2,793		2,793
Net Loss				(123,852)	(123,852)
Balance 12/31/05	668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16 & 8/8, $.0167 (6)	86,869	869	582		1,451
Issuance of common 10/19 & 23, $.0167 (7)	38,906	389	261		650
Issuance of common 12/01, $1.67 (8)	28,739	287	44,523		44,810
Vested stock options and warrants			13,644		13,644
Net Loss				(273,026)	(273,026)
Balance 12/31/06	823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ 1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11 to 9/30, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)
Issuance of common due to antidilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations
services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)

Cumulative effect of adoption of EITF 07-5			(486,564)	6,654	(479,910)
Vested stock options and warrants			111,835		111,835
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in April 2009, $.50	700,000	7,000	343,000		350,000
Shares issued under PPM in May 2009, $.50	220,000	2,200	107,800		110,000
Shares issued under PPM in June 2009, $.50	50,000	500	24,500		25,000
Shares issued under PPM in August 2009, $.50	80,000	800	39,200		40,000
Shares issued under PPM in September 2009, $.50	150,000	1,500	73,500		75,000
Shares issued to directors, management and consultant
in August 2009, $.50	797,810	7,978	390,927		398,905
Shares issued to finder in September 2009, $.50	100,000	1,000	49,000		50,000
Capital contributions resulting from waivers of debt			84,600		84,600
Value of equity-linked financial instruments issued			(222,296)		(222,296)
in connection with PPMs
Value of equity instruments issued with debt			30,150		30,150
Shares issued to consultant for fund raising	30,000	300	(300)		-
Shares issued under PPM in November 2009, $.50	50,000	500	24,500		25,000
Shares issued upon conversion of debt and interest, $.27	935,446	9,355	247,099		256,454
Shares issued upon conversion of shareholder note, $.35	14,024	140	4,766		4,906
Net Loss				(2,892,230)	(2,892,230)
Balance 12/31/09	11,383,121	$113,831	$3,573,505	$(6,029,368)	$(2,342,031)

Shares issued in March 2010 under PPM, $.50	174,550	1,746	85,529		87,275
Shares issed to consultants for IR and consulting, $.50	374,090	3,741	183,304		187,045
Vested stock options and warrants			2,656		2,656
Value of equity instruments issued for consulting services			354,602		354,602
Value of equity-linked financial instruments issued
in connection with PPM			(25,553)		(25,553)
Net Loss				(751,504)	(751,504)
Balance 3/31/2010	11,931,761	$119,318	$4,174,043	$(6,780,872)	$(2,487,511)

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

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			April 23,
			2002
	Three Months		(Inception)
	Ended March 31,		To March 31,
	2010	2009	2010

Cash flow from operating activities:
Net loss	$(751,504)	$(1,005,464)	$(6,780,872)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	607	1,220	4,568
Vested stock options and warrants	2,656	32,431	559,809
Equity instruments issued for management and consulting services	541,647		1,078,052
Stock based registration payments	-		355,124
Conversion of accrued liabilites to capital	-		560,998
Amortization of debt discount	5,781	2,514	123,997
(Gain) Loss on valuation of equity-linked instruments	(112,549)	496,502	250,439
Changes in assets and liabilities:
Accounts receivable	15,737	-	-
Prepaid expense and other	(723)	2,533	(4,524)
Notes payable to shareholders	-	-	(14,957)
Accounts payable	(5,380)	118,862	808,757
Accrued expenses	8,450	14,946	209,941
Net cash used in operating activities:	(295,278)	(336,456)	(2,848,668)

Cash flow from investing activities:
Purchase of fixed assets	-	-	(12,258)
Purchase of intangibles	-	-	(142,495)
Net cash used in investing activities	-	-	(154,753)

Cash flow from financing activities:
Proceeds from long term and convertible debt	200,000		721,505
Principal payments on long term debt	(3,517)	(3,325)	(275,447)
Restricted cash in escrow	35,500		(67,833)
Debt converted to common stock	-	-	174,000
Accrued interest converted to stock	-		87,360
Issuance of common stock	87,275		2,404,448
Net cash provided by (used in) financing activities	319,258	(3,325)	3,044,033

Net increase (decrease) in cash	23,980	(339,781)	40,612
Cash at beginning of period	16,632	463,838	-
Cash at end of period	$40,612	$124,057	$40,612

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Amounts presented at and for the three months ended March 31, 2010 and
March 31, 2009 are unaudited)

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

Management hired an investment banker in January 2010 to raise an additional $3-$5 million in new equity. The banker has been unable to raise the expected $500,000 by March 31, 2010 but we have raised approximately $287,000 in 2010 and are planning to close on a bigger round within the next 30 days.  Although our ability to raise this new capital is in substantial doubt we received $725,000 through private placements of equity and convertible debt in 2009, and our April 1, 2009 510(k) clearance from the FDA to authorize us to market and sell our FMS products is being received very positively.  If the Company is successful in raising at least $3 million in new equity we will have sufficient capital to operate our business and execute our business plan for at least the next 12 months. If the Company raises the additional capital by issuing additional equity securities its shareholders could experience substantial dilution.

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

Advertising

Advertising costs are expensed as incurred. Total advertising expenses were approximately $0 and $1,600 in the three months ended March 31, 2010 and 2009, respectively.

Research and Development

Research and development costs are charged to operations as incurred.  Research and development costs were $0 and $600 in the three months ended March 31, 2010 and 2009, respectively.

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

Receivables

Receivables are reported at the amount the Company expects to collect on balances outstanding at year end. The Company has concluded there will be no losses on balances outstanding at year end and as of March 31, 2010.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740- Income Taxes(“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for the Company beginning January 1, 2007. FIN 48, now included within ASC 740, addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the tax benefit from an uncertain tax position can be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company has identified no income tax uncertainties.

Patents and Intellectual Property

The Company, in June 2008, completed and executed an agreement to secure exclusive ownership of the patent from an inventor, Marshall Ryan. Mr. Ryan received a combination of cash and warrants, and he will receive a 4% royalty on FMS (the Product) sales for the life of the patent. At the signing of the agreement, Mr. Ryan received $75,000 in exchange for the exclusive assignment of the patent.  In addition, on June 30, 2009, Mr. Ryan, through his Mid-State Stainless, Inc. entity, was entitled to receive $100,000 as payment (currently recorded as an account payable with the Company) for past research and development activities.  Should Mr. Ryan be utilized in the future for additional product development activities, he will be compensated at a rate of ninety five dollars ($95.00) per hour.

Mr. Ryan also received a warrant, with immediate vesting, to purchase 150,000 shares of our common stock at a price of $.35 per share.  The warrant has a term of five years, ending on June 30, 2013 and is assigned a value of $28,060 using a Black-Scholes formula and this amount was expensed as consulting expense in 2008 using a five-year expected life, a 3.73% risk free interest rate, an expected 59% volatility and a zero dividend rate. Should there be a change in control of the Company (defined as greater than 50% of the Company’s outstanding stock or substantially all of its assets being transferred to one independent person or entity), Mr. Ryan will be owed a total of $2 million to be paid out over the life of the patent if the change in control occurs within 12 months of the first sale of the Product; or $1 million to be paid out over the life of the patent if the change in control occurs between 12 and 24 months of the first sale of the Product; or $500,000 to be paid out over the life of the patent if the change in control occurs between 24 and 36 months of the first sale of the Product. There will be no additional payment if a change in control occurs more than 36 months after the first sale of the Product.

Subsequent Events

The Company has evaluated all subsequent events through the date of this filing.

Interim Financial Statements

The Company has prepared the unaudited interim financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the interim periods. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto contained in the Form 10-K filed with the SEC on March 31, 2010. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to March 31, 2010, 11,931,761 shares have been issued between par value and $1.67.  Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

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

Accounting for share-based payment

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), all now codified under ASC 718- Compensation-Stock Compensation (“ASC 718). Under ASC 718 stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after January 1, 2006 and unvested awards outstanding at January 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at January 1, 2006, are being recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures, using a straight-line method. We elected the modified-prospective method in under which prior periods are not retroactively restated.

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

Since our company stock has no significant public trading history, and we have experienced no option exercises in our history, we were required to take an alternative approach to estimating future volatility and estimated life and the future results could vary significantly from our estimates.  We compiled historical volatilities over a period of 2-7 years of 15 small-cap medical companies traded on major exchanges and 10 medical companies in the middle of the size range on the OTC Bulletin Board and combined the results using a weighted average approach.  In the case of ordinary options to employees we determined the expected life to be the midpoint between the vesting term and the legal term.  In the case of options or warrants granted to non-employees we estimated the life to be the legal term unless there was a compelling reason to make it shorter.

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

Valuation and accounting for options and warrants

The Company determines the grant date fair value of options and warrants using a Black-Scholes-Merton option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility and estimated term.  For grants during 2008 we used a 2.0 to 4.5% risk-free interest rate, 0% dividend rate, 53-66% volatility and estimated term of 2.5 to 7.5 years.  Values computed using these assumptions ranged from $.102 per share to $.336 per share.  Warrants or options awarded for services rendered are expensed over the period of service (normally the vesting period) as compensation expense for employees or an appropriate consulting expense category for awards to consultants and directors.  Warrants granted in connection with a common equity financing are included in stockholders’ equity, provided that there is no re-pricing provision that requires they be treated as a liability (See Note 11) and warrants granted in connections with a debt financing are treated as a debt discount and amortized using the interest method as interest expense over the term of the debt.  Warrants issued in connection with the $100,000 convertible debt, closed March 1, 2007, created a debt discount of $40,242 that is being amortized as additional interest over its five-year term.  Warrants issued in connection with the $170,000 in convertible “bridge” debt, closed in July 2007, created a calculated debt discount of $92,700 that was fully expensed over its loan term that matured April 30, 2008.   The Company issued $100,000 in convertible debt in October 2009 and issued a warrant, in connection with the debt, for 200,000 shares at $.65 per share.  The Company determined that the warrant had an initial value of $30,150 that is treated as a debt discount and amortized as additional interest expense over the 24 month term of the note.  The value was determined using the Black-Scholes-Merton option valuation model with a three-year expected life, a 54% expected volatility, a zero dividend rate and a 2.53% risk free interest rate.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	$1.67	92,776	$1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	$1.67	121,278	$1.04

Issued	1,243,292	0.20	5,075,204	0.45
Expired			(11,971)	3.76
Outstanding at December 31, 2008	1,291,174	$0.26	5,184,511	0.45

Issued	205,000	0.37	2,188,302	0.65

Outstanding at December 31, 2009	1,496,174	0.27	7,372,813	0.49

Issued	150,000	0.50	1,174,550	0.28

Outstanding at March 31, 2010	1,646,174	0.29	8,547,363	0.46

(1)	Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008. There were no options or warrants exercised in the periods.

 The weighted average grant date fair value of stock options granted through March 31, 2010 and the fair value of shares vesting in each year are as follows:

Year	Options	Fair Value	Fair value vested
2005	17,956	$0.671	$1,673
2006	23,942	$0.682	$12,919
2007	5,984	$0.687	$71,038
2008	1,243,292	$0.232	$220,287
2009	205,000	$0.243	$52,272
2010	150,000	0.319	47,813
Total	1,646,174	$0.247	$406,002

At March 31, 2010, 1,504,506 stock options are fully vested and currently exercisable with a weighted average exercise price of $.29 and a weighted average remaining term of 6.7 years. There are 8,367,363 warrants that are fully vested and exercisable. Stock based compensation recognized in the three months ended March 31, 2010 and 2009 544,000 and $32,000, respectively. The following summarizes the status of options and warrants outstanding at March 31, 2010:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options
$0.01	$543,292	$8.18
$0.35	875,000	3.36
$0.50	180,000	8.64
$1.67	47,882	1.25
Total	1,646,174

Warrants
$0.02	71,826	4.20
$0.10	800,000	2.92
$0.35	798,597	2.15
$0.46	4,972,498	1.37
$0.65	1,859,550	1.98
$1.67	44,892	1.45
Total	8,547,363

Stock options and warrants expire on various dates from August 2010 to February 2020.

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

Stock, Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of March 31, 2010 by year of grant:

Stock Options:
Year	Shares	Price
2005	17,956	$1.67
2006	23,942	1.67
2007	5,984	.35-1.67
2008	1,243,292	.01-.35
2009	205,000	.35-.50
2010	150,000.50
Total	1,646,174	$.01-$1.67

Warrants:
Year	Shares	Price
2005	8,979	$1.67
2006	71,826	.02-1.67
2007	28,502.35
2008	5,075,204	.02-.46
2009	2,188,302	.35-.65
2010	1,174,550	.10-.65
Total	8,547,363	$.02-$1.67

NOTE 4 – RESTRICTED CASH IN ESCROW

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

During the fourth quarter of 2009, $60,000 was released to pay for investor relations activities. Additionally, $35,500 was released during the first quarter of 2010 to pay for accounting expenses. The balance in this escrow account will be expended on investor relations, accounting or legal activities or will be released to the Company if we should withdraw our public company registration or otherwise by mutual agreement of the investors who established the escrow as a condition of the October 2008 financing.

NOTE 5 – LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

			From
	Three Months Ended		April 23, 2002
	March 31,		(Inception) To
	2010	2009	March 31, 2010
Numerator
Net Loss available in basic and	$(751,504)	$(1,005,464)	$(6,780,872)
diluted calculation

Denominator
Weighted average common shares
oustanding-basic	11,756,647	8,147,508	2,661,163

Effect of dilutive stock options and
warrants (1)	-	-	-

Weighted average common shares
outstanding-diluted	11,756,647	8,147,508	2,661,163

Loss per common share-basic
and diluted	$(0.06)	$(0.12)	$(2.55)

(1) The number of options and warrants outstanding as of March 31, 2010 and March 31, 2009 are 10,193,537 and 7,210,780 respectively. The effect of the shares that would be issued upon exercise has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

Federal and state income tax return operating loss carryovers as of March 31, 2010, were approximately $6,166,000 and will begin to expire between 2017 and 2019.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31 ,
	2010	2009

Deferred Tax Asset:
Net Operating Loss	$1,440,000	$1,278,000
Total Deferred Tax Asset	1,440,000	1,278,000
Less Valuation Allowance	1,440,000	1,278,000
Net Deferred Income Taxes	$—	$—

NOTE 7 – NOTES PAYABLE

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

 NOTE 8 – LONG-TERM DEBT

Long-term debt is as follows:

	March 31, 2010	December 31, 2009

Note payable to bank in monthly installments of $1,275, including variable interest at 2% above the prevailing prime rate (3.25% at March 31, 2010), to August 2011 when the remaining balance is payable. The note is personally guaranteed by former executives of the Company.	21,084	24,601
Notes payable to two individuals, net of discounts of $15,426 and $17,438, with interest only payments at 12% to March 2012 when the remaining balance is payable. The notes are convertible into 285,715 shares of stock in the Company at $.35 per share.	82,562	82,562
Note payable issued on October 26, 2009 to the parents of one our officers, net of a discount of $23,666 and $27,435 discount, with interest at 8% to October 26, 2011 and convertible into 200,000 shares of common stock at $.50 per share.	76,334	72,565
Notes payable issued to one company and two individuals in January, 2010. The notes bear interest at 8%, are due in October 2010 and are convertible into shares of common stock, at the election of the lender, at 50% of the weighted average trading price over a consecutive 10 days of trading.	200,000	-

Total	381,991	179,728
Less amount due within one year	263,620	63,620
Long-Term Debt	$118,371	$116,108

Cash payments for interest were $1,718 for the year ended December 31, 2009 and $292 for the three months ended March 31, 2010. The convertible debenture of $10,000 (discussed in Note 7), is delinquent and could be called by the holders, putting additional strains on our liquidity. The note for $170,000 contained provisions for a one-time penalty of $25,000 if this registration statement is not filed within 120 days of August 31, 2008 and $5,000 per 30 day period, after February 27, 2009, until the registration statement is declared effective by the SEC. The total accrued interest and penalty in the amount of $86,454 was converted into 315,351 shares of stock and the $170,000 principal balance was converted into 620,095 shares of common stock as of October 19, 2009.  In addition, beginning March 2009 the Company was obligated to issue additional shares to the investors who purchased units in October 2008 financing equal to 2% of the units sold for each month until the registration is declared effective. The Company is obligated to issue 710,248 shares as a result of an effective registration on October 19, 2009.

Principal payments required during the years 2010 to 2014 are:

2010 -	$273,620
2011 -	$60,981
2012 -	$100,000
2013 -	$0
2014	$0

NOTE 9 – RENT OBLIGATION

The Company leases it principal office under a non-cancelable lease that extends 5 years.  In addition to rent the Company also pays real estate taxes, repairs and maintenance on the leased property.  Rent expense, including taxes, utilities and maintenance was $11,928 and $7,705 in the three months ended March 31, 2010 and 2009, respectively.

The Company’s rent obligation for the years 2010 to 2013 is as follows:

2010	$29,000
2011	30,000
2012	30,000
2013	26,000

NOTE 10 – LIABILITY FOR EQUITY-LINKED FINANCIAL INSTRUMENTS

The Company adopted ASC 815- Derivatives and Hedging (“ASC 815”) on January 1, 2009.  ASC 815 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which was our first quarter of 2009. Most of the warrants issued by the Company contain a strike price adjustment feature, which upon adoption of ASC 815, changed the classification (from equity to liability) and the related accounting for warrants with a $479,910 estimated fair value of as of January 1, 2009. An adjustment was made to remove $486,564 from paid-in capital (the cumulative values of the warrants on their grant dates), a positive adjustment of $6,654 was made to accumulated deficit, representing the gain on valuation from the grant date to January 1, 2009, and booked $479,910 as a liability.

The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5 year expected term, an expected volatility of 63%, an exercise price of $.46 per share, a stock price of $.35, a zero dividend rate and a 1.37% risk free interest rate. Subsequent to January 1, 2009 these warrants were revalued at the end of each quarter and a gain or loss was recorded based upon their increase or decrease in value during the quarter.  Likewise, new warrants that were issued during 2009 and 2010 were valued, using the Black-Scholes valuation model on their date of grant and an entry was made to reduce paid-in capital and increase the liability for equity-linked financial instruments. These warrants were also re-valued at the end of each quarter based upon their expected life, the stock price, the exercise price, assumed dividend rate, expected volatility and risk free interest rate.

The inputs to the Black-Scholes model during 2009 and 2010 were as follows:
Stock price	$.35 to $.50
Exercise price	$.46 to $.65
Expected life	2.00 to 3.00 years
Expected volatility	63% to 66%
Assumed dividend rate	-%
Risk free interest rate	.895% to 1.375%

The original valuations, annual gain/(loss) and end of year valuations are shown below:
	Initial	Annual	Value at	1st Quarter	Value at
	Value	Gain (Loss)	12/31/2009	Gain (Loss)	March 31, 2010
January 1, 2009 Adoption	$479,910	$(390,368)	$870,278	57,547	812,730
Warrants issued in quarter ended 6/30/09	169,854	20,847	149,007	41,730	107,277
Warrants issued in quarter ended 9/30/09	39,743	(738)	40,481	12,371	28,110
Warrants issued in quarter ended 12/31/09	12,698	617	12,081	362	11,319
Total	$702,205	$(369,642)	$1,071,847

Warrants issued in quarter ended 3/31/2010	25,553			138	25,414
			Total	$112,549	$984,851

NOTE 11 - RELATED PARTY

The Company entered into agreements, in 2008, with our Chairman of the Board Lawrence Gadbaw, and in 2009 with board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Mr. Morawetz $30,000 upon the Company raising $3 million in new equity. Mr. Gadbaw will also be paid the balance, if any, due under his separation agreement from 2008. This amount was $46,000 upon signing the agreement in 2008, is payable at $2,000 per month, and $10,000 remains in accounts payable as of March 31, 2010. Mr. Morawetz will also receive a stock option for 75,000 shares at $.35 per share and Mr. Gadbaw will receive a stock option for 160,000 shares at $.35 per share upon the Company raising $3 million.

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

Since inception, we have been unprofitable. We incurred a net loss of approximately $752,000 for the three months ended March 31, 2010 compared to approximately $1,005,000 for the three months ended March 31, 2009.  As of March 31, 2010, we had an accumulated deficit of approximately $6,781,000.  As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

We are an early-stage development stage company and we have been focused on finalizing our production and obtaining final FDA clearance to sell our product to the medical facilities market. FDA final clearance was obtained on April 1, 2009.  Our FMS will be sold through independent medical distributors and manufacturers representatives that are intended to enhance acceptability in the marketplace. We are currently in the process of signing agreements with independent sales representatives and product installation organizations and conducting training sessions. We achieved our first billable shipment in June 2009 and are hopeful to receive several orders during 2010.  Since FDA clearance was only received on April 1, 2009, and because we have been operating with insufficient working capital to build and ship products to fulfill existing orders, it is too early to know with a high degree of confidence how quickly, and in what amounts, new orders will develop.

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

As of March 31, 2010, we have funded our operations through a bank loan of $41,400, an equity investment of $68,000 from the Wisconsin Rural Enterprise Fund (“WREF”) and $30,000 in early equity investment from several individuals. WREF had also previously held debt in the form of three loans of $18,000, $12,500 and $25,000. In December 2006, WREF converted two of the loans totaling $37,500 into 43,000 shares of common stock.  In August 2006, we secured a $10,000 convertible loan from one of our vendors. In February 2007, we obtained $4,000 in officer and director loans and in March 2007, we arranged a $100,000 convertible note from two private investors. In July 2007, we obtained a convertible bridge loan of $170,000. In June 2008, we paid off the remaining $18,000 loan from WREF and have raised approximately $1.6 million through our October 2008 financing. During 2009, we raised an additional $625,000 in a private placement of 1,200,000 stock Units at $.50 per Unit, which Units included one share of stock and a warrant to purchase one share of stock at $.65 per share; and, $100,000 in convertible debt convertible into common stock at $.50 per share and a warrant to purchase 200,000 shares at $.65 per share.  In the first quarter of 2010, the Company raised $87,275 in common equity by issuing 174,550 stock Units at $.50 per Unit, which Units included one share of common stock and a warrant to purchase one share of common stock at $.65 per share.  We also borrowed $200,000 from certain investors.  The notes bear interest at 8% and are convertible into common stock of the Company at 50% of the weighted average trading price of the Company’s stock over a ten-day trading period.

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

Revenue Recognition.   We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104 (together, SAB 101), and Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (SFAS 48).

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

Stock-Based Compensation.   Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) now codified into FASB ASC 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after January 1, 2006 and unvested awards outstanding at January 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at January 1, 2006, are being recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures, using a straight-line method. We elected the modified-prospective method in adopting SFAS 123(R), under which prior periods are not retroactively restated.

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

Because we have limited historical trading data on our stock we relied upon trading data from a composite of 10 medical companies traded on major exchanges and 15 medical companies traded on the Over-the-Counter Bulletin Board (“OTCBB”) to help us arrive at expectations as to volatility of our own common stock.  Likewise, we have limited history of option and warrant exercises because there was no liquidity in our stock as a private company and we were required to make a significant judgment as to expected option and warrant exercise patterns in the future regarding employee and director options and warrants.  In the case of options and warrants issued to consultants and investors we used the legal term of the option/warrant as the estimated term unless there was a compelling reason to use a shorter term. The measurement date for employee and non-employee options and warrants is the grant date of the option or warrant.  The vesting period for options that contain service conditions is based upon management’s best estimate as to when the applicable service condition will be achieved. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See Note 3, Stock-Based Compensation, in Notes to Financial Statements, for additional information.

When an option or warrant is granted in place of cash compensation for services we deem the value of the service rendered to be the value of the option or warrant.  In most cases, however, an option or warrant is granted in addition to other forms of compensation and its separate value is difficult to determine without utilizing an option pricing model.  For that reason we also use the Black-Scholes-Merton option-pricing model to value options and warrants granted to non-employees, which requires the input of significant assumptions including an estimate of the average period that investors or consultants will retain vested stock options and warrants before exercising them, the estimated volatility of our common stock price over the expected term, the number of options and warrants  that will ultimately be forfeited before completing vesting requirements and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognizes that. Since we have limited trading history in our common stock and minimal experience with how these investors and consultants have acted in similar circumstances, the assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our equity-based consulting and interest expense could be materially different in the future.

Since our common stock has limited public trading history, we were required to take an alternative approach to estimating future volatility and the future results could vary significantly from our estimates.  We compiled historical volatilities over a period of 2-7 years of 15 small-cap medical companies traded on major exchanges and10 medical companies in the middle of the market cap size range on the OTCBB and combined the results using a weighted average approach.  In the case of standard options to employees, we determined the expected life to be the midpoint between the vesting term and the legal term.  In the case of options or warrants granted to non-employees, we estimated the life to be the legal term unless there was a compelling reason to make it shorter.

Valuation of Intangible Assets.   We review identifiable intangible assets for impairment in accordance with ASC 360-Property, Plant and Equipment (“ASC 360”), whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our intangible assets are currently solely the costs of obtaining trademarks and patents.  Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management's best estimate of the related risks and return at the time the impairment assessment is made.

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

Recent Accounting Developments

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is incorporated in FASB Accounting Standards Codification (ASC). Topic 105, Generally Accepted Accounting Principles, identifies the ASC as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted SFAS No. 168 during the quarter ended June 30, 2009.

Effective June 30, 2009, the Company adopted Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 855,“Subsequent Events.” ASC Topic 855 addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued. The Company reviewed subsequent events for inclusion in the financial statements through the filing date of this Report on Form 10-Q. The adoption of the ASC Topic did not affect the Company’s financial position or results of operations.

Results of Operations

Three months ended March 31, 2010 and 2009

Revenue. The Company recorded $288 in revenue in the three months ended March 31, 2010 and no revenue during the three months ended March 31, 2009. The Company received its first order for four FMS units and a case of cleaning solution kits from a hospital in Texas and shipped the first FMS unit and the cleaning solution kits in June 2009. The revenue was approximately $14,000 for the FMS unit, approximately $1,000 for the cleaning solution kits and $750 for installation.  The revenue in the first quarter of 2010 was for disposable supplies purchased by a beta site customer.  The Company expects the revenue for FMS units to increase significantly at such time as we obtain sufficient financing to pay our contract manufacturer to produce and ship the product.

Cost of sales.   Cost of sales was $140 in the three months ended March 31, 2010 and $0 in the three months ended March 31, 2009.  The gross profit margin was approximately 50% for the cleaning solution kits in the three months ended March 31, 2010 but should increase over time as volume purchasing discounts on both the equipment and the cleaning solution begin to take effect.

General and Administrative expense. General and administrative expense primarily consists of, management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses increased to $712,000 in the three months ended March 31, 2010 from $267,000 in the three months ended March 31, 2009.  The increase in the three months ended March 31, 2010 was primarily due to a $527,000 increase in stock-based consulting expense for stock and warrants issued to five consultants who were engaged to raise new funds and to increase public awareness in our stock through an investor relations program. Total G&A expenses are expected to increase due to increased insurance premiums, investor relations expenses and audit fees, resulting from becoming a public company, but otherwise remain relatively constant over the next several quarters.

Operations expense.  Operations expense primarily consists of expenses related to product development and prototyping and testing in the Company’s current stage.

Operations expense decreased to $65,000 in the three months ended March 31, 2010 from $124,000 in the three months ended March 31, 2009. The decrease was primarily due to a $70,000 reduction in consulting and testing expenses as a result of the Company obtaining FDA clearance in April 2009.  Operations expense in the next several quarters is expected to increase significantly as the Company expects to commence shipments of FMS units as soon as we obtain sufficient financing to pay our contract manufacturer to build and ship the units.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent representatives, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses decreased to $73,000 in the three months ended March 31, 2010 from $103,000 in the three months ended March 31, 2009. The decrease in expense was primarily related to a $16,000 reduction in marketing supplies expense and a $14,000 reduction in trade show expense.  During fiscal 2009 and the first quarter of fiscal 2010, the Company has operated on a minimal marketing budget as a result of limited funding but we expect to increase our trade show, promotion and travel expense significantly after we received significant funding.

Interest expense.  Interest expense was relatively unchanged in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The (Gain)/Loss on revaluation of equity-linked financial instruments, however, represented a gain of $113,000 in the three months ended March 31, 2010 compared to a loss of $497,000 in the three months ended March 31, 2009.  The gain in the current period resulted from a slight reduction in the risk free interest rate used in the valuation model as well as a reduction in the remaining life and a stable underlying stock price.

Liquidity and Capital Resources

We had a cash balance of $40,612 as of March 31, 2010 and $16,632 as of December 31, 2009. Since our inception, we have incurred significant losses. As of March 31, 2010 we had an accumulated deficit of $6,781,000.  We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations expense, including product development expense, sales and marketing and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

There is no certainty that access to needed capital will be successful. We have not depended on the future exercise of outstanding warrants to provide additional funding.

To date, our operations have been funded through a bank loan in the original amount of $41,400, private party loans totaling $10,000, convertible debt in the amounts of $170,000 and $400,000 and equity investments totaling approximately $2,400,000. As of March 31, 2010 we had accounts payable of $808,000 and accrued liabilities of $210,000.

Three months ended March 31, 2010 and 2009

Net cash used in operating activities was $295,000 in the three months ended March 31, 2010 compared to $336,000 net cash used in operating activities in the three months ended March 31, 2009. Although the net loss in the first quarter of fiscal 2010 was approximately $250,000 less than in the first quarter of fiscal 2009, the fiscal 2009 period included a non-cash loss of $497,000 on the valuation of equity-linked securities which offset, in part, the use of cash from operations resulting from the net loss.

Net cash used in investing activities was $0 in the three months ended March 31, 2010 and 2009, respectively. There has been no investing activities since the Company invested in new furniture and patents in 2008. The Company will likely increase its cash used in investing activities in the next several quarters as we prepare to support the expected growth in sales.

Net cash provided by financing activities was $319,000 in the three months ended March 31, 2010 compared to a net use of $3,000 in the three months ended March 31, 2009. The Company expects to show additional cash provided by financing activities in fiscal 2010.

Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances through approximately the end of the second quarter of fiscal 2010, after which an additional financing of $2 million is anticipated. While holders of our warrants could exercise and provide cash to us during that period, we are not depending on that in our fundraising efforts.

Management hired an investment banker, in January 2010, to commence an effort to raise an additional $3-$5 million in new equity with an interim closing by May 31, 2010. Although our ability to raise this new capital is in substantial doubt, we received $725,000 during 2009 and $288,000 in the first quarter of 2010 in a Company-managed private placement of securities and convertible debt, and we believe our 510(k) clearance from the FDA in April 2009 is a positive development for the Company and will improve our ability to fundraise. If the Company is successful in raising at least $3 million in new equity, we will have sufficient capital to operate our business and execute our business plan for at least the next 12 months. If the Company raises the additional capital by issuing additional equity securities its shareholders could experience substantial dilution.

The funds remaining from our October 2008 offering have allowed us to complete the testing and certification of our FMS unit and to receive, on April 1, 2009, final FDA clearance. We believe that our existing funds will also be sufficient to pay for normal operating expenses as we await additional funding.  We have doubts about raising capital because of our early stage position and history of losses. We also believe the recent economic downturn has negatively impacted the equity markets and may impact our future fundraising efforts.

We believe that we have sufficient funds to satisfy our obligations through the second quarter of 2010. We will need additional funds to continue to satisfy such obligations beyond that time period.

Our operating plan assumes that we will achieve certain levels of operating costs and expenses, as to which there can be no assurance that we will be able to achieve. This plan is dependent on our ability to raise additional capital through future financings. In addition, if events or circumstances occur such that we are unable to meet our operating plan as expected, we will be required to seek additional capital, pursue other strategic opportunities, or we will be forced to reduce the level of expenditures, which could have a material adverse effect on our ability to achieve our intended business objectives and to continue as a going concern. Even if we achieve our operating plan, we will be required to seek additional financing or strategic investments.

We cannot assure you that our Company will be positively received by potential investors. We are not planning on any significant capital or equipment investments, and we will only have a few human resource additions over the next 12 months. A significant amount of funds will be utilized to launch our product into the market. With the expenses associated with FDA clearance having already been incurred, and with the product development primarily complete, future funds, if any, will be used primarily to launch our product into the market.

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

Inflation

We do not believe that inflation has had a material impact on our business and operating results during the periods presented.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Information Regarding Forward-Looking Statements

This Form 10-K contains “forward-looking statements” that indicate certain risks and uncertainties related to the Company, many of which are beyond the Company’s control.  The Company’s actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report.  Important factors that may cause actual results to differ from projections include:

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

All statements, other than statements of historical facts, included in this report regarding the Company’s growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  The Company does not undertake any obligation to update any forward-looking statements or other information contained herein.  Potential investors should not place undue reliance on these forward-looking statements.  Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, the Company cannot assure potential investors that these plans, intentions or expectations will be achieved.  The Company discloses important factors that could cause the Company’s actual results to differ materially from its expectations in the “Risk Factors” section of the Post-Effective Amendment No. 1 to our Registration Statement on Form S-1 filed with Securities and Exchange Commission on May 5, 2010 and elsewhere in this report.  These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4T.  Controls and Procedures

Disclosure Controls

Our management, including our President, Chief Executive Officer and Chief Financial Officer (referred to as the “Certifying Officer”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Report on Form 10-Q. Based on that evaluation, the Certifying Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2010 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In April 2009, Gerald Rice, a former officer of the Company, made a demand for payment of past wages and threatened to sue the Company for in excess of $100,000 if we did not meet his demand. Settlement discussions commenced but the parties were unable to reach an agreement. Thereafter, Mr. Rice filed a lawsuit in Minnesota state court, Dakota County, alleging claims for breach of contract and stating claims for unpaid wages.  The Company answered the complaint and denied the allegations therein. The Company believes that the claims are without merit and will continue to defend the claims.  We are not a party to any other pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations or financial condition and are not aware of any threatened or contemplated proceeding by any governmental authority against our company. To our knowledge, we are not a party to any pending civil or criminal action or investigation.

ITEM 1A.  Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2010, the Company borrowed $200,000 from certain investors, including one member of the Company’s Board of Directors.  The notes bear interest at 8% and are convertible into common stock of the Company, at the election of the holder, at a conversion rate equal to 50% of the weighted average trading price of the Company’s stock over a ten-day trading period.

In January 2010, the Company issued 19,090 restricted shares of common stock under the 2008 Equity Incentive Plan to a consultant as partial payment for his services.

In January 2010 the Company issued Warrants to purchase 800,000 shares at $.10 per share to two consultants in return for investor relations services.

In March 2010, the Company issued 350,000 shares of common stock as payment to three consultants for their investor relations consulting services.

In March and April 2010, the Company issued 274,550 shares of common stock and warrants for 274,550 shares of common stock, at an exercise price of $.65 per share, to nine investors for their $137,275 investment in the Company.

Unless otherwise specified above, the Company believes that all of the above transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his/her/its own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Securities Act; and (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement needed to be in effect prior to such issuances.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010	BIODRAIN MEDICAL, INC.

	By:	/s/ Kevin R. Davidson
Kevin R. Davidson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX
BIODRAIN MEDICAL, INC.
FORM 10-Q

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.