Form 10-Q
period 2010-06-30
BioDrain Medical, Inc.
filed 2010-08-13
CIK 1446159

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to ____________________________

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

_________________________________________________________________
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
☐ Yes ☒   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 13, 2010, the registrant had 13,073,719 shares of common stock, par value $.01 per share, outstanding.

BIODRAIN MEDICAL, INC.

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	3

Condensed Balance Sheets June 30, 2010 and December 31, 2009	3

Condensed Statements of Operations for three-month and six-month periods ended
June 30, 2010 and June 30, 2009	4

Condensed Statements of Cash Flows for the six-month periods ended
June 30, 2010 and June 30, 2009	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and	16
Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. [Removed and Reserved]	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

Exhibit Index	24
EX-31.1
EX-32.1

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$8,834	$16,632
Accounts receivable	-	15,737
Prepaid expense and other assets	3,070	3,801
Restricted cash in escrow (See Note4)	42,833	103,333
Total Current Assets	54,737	139,503

Fixed assets, net	8,046	9,260
Intangibles, net	141,532	141,532

Total Assets	$204,315	$290,295

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of long term debt (See Note 8)	$13,620	$13,620
Current portion of convertible debt	-	50,000
Accounts payable	1,034,598	814,137
Shares due investors under registration payment arrangement	-	355,124
Accrued expenses	325,682	201,490
Convertible debenture (See Note 7)	-	10,000
Total Current Liabilites	1,373,900	1,444,371

Long term debt and convertible debt, net of discounts
of $127,289 and $44,873 (See Note 7 and Note 8)	386,617	116,108

Liability for equity-linked financial instruments (See Note 11)	452,318	1,071,847

Shareholders Deficit:
Common stock, $0.01 par value, 80,000,000 authorized, 12,834,859 and 11,383,211 outstanding	128,349	113,831
Additional paid-in capital	4,690,568	3,573,506
Deficit accumulated during development stage	(6,827,438)	(6,029,368)
Total Shareholder' Deficit	(2,008,521)	(2,342,031)

Total Liabilities and Shareholders' Deficit	$204,315	$290,295

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					April 23, 2002
	Three Months Ended		Six Months Ended		(Inception) To
	June,		June,		June 30,
	2010	2009	2010	2009	2010
Revenue	$-	$15,737	$288	$15,737	$16,025

Cost of goods sold	-	7,450	140	7,450	7,140

Gross margin	-	8,287	148	8,287	8,885

General and administrative expense	438,481	604,635	1,150,616	871,540	5,179,043

Operations expense	44,924	70,613	109,659	194,926	1,010,533

Sales and marketing expense	67,598	105,624	140,650	208,503	596,826

Interest expense	59,428	24,455	73,707	39,320	363,347

Loss (gain) on valuation of equity-linked
financial instruments	(563,865)	(60,079)	(676,414)	436,423	(313,426)

Total expense	46,566	745,248	798,218	1,750,712	6,836,323

Net loss available to	$(46,566)	$(736,961)	$(798,070)	$(1,742,425)	$(6,827,438)
common shareholders

Loss per common share
basic and diluted	$0.00	$(0.08)	$(0.07)	$(0.20)	$(2.30)

Weighted average shares used in
computation, basic and diluted	12,353,500	8,910,676	12,056,722	8,531,200	2,969,772

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
PERIOD FROM APRIL 23, 2002 (INCEPTION)
TO JUNE 30, 2010
(Unaudited)

	Shares	Amount	Paid in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)	598,549	$5,985	$4,015	$-	$10,000
					-
Issuance of common 10/23/02, $1.67/share	2,993	30	4,970		5,000
Net loss				(51,057)	(51,057)
Balance 12/31/02	601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)	23,942	239	161		400
Issuance of common 6/11&12/03, $1.67 (3)	21,548	216	34,784		35,000
Net Loss				(90,461)	(90,461)
Balance 12/31/03	647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)	6,567	66	44		110
Net Loss				(90,353)	(90,353)
Balance 12/31/04	653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)	14,964	150	100		250
Vested stock options and warrants			2,793		2,793
Net Loss				(123,852)	(123,852)
Balance 12/31/05	668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16/06 & 8/8/06, $.0167 (6)	86,869	869	582		1,451
Issuance of common 10/19 & 23/06, $.0167 (7)	38,906	389	261		650
Issuance of common 12/01/06, $1.67 (8)	28,739	287	44,523		44,810
Vested stock options and warrants			13,644		13,644
Net Loss				(273,026)	(273,026)
Balance 12/31/06	823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ 1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11/08 to 9/30/08, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)
Issuance of common due to antidilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)

Cumulative effect of adoption of EITF 07-5			(486,564)	6,654	(479,910)
Vested stock options and warrants			111,835		111,835
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in April 2009, $.50	700,000	7,000	343,000		350,000
Shares issued under PPM in May 2009, $.50	220,000	2,200	107,800		110,000
Shares issued under PPM in June 2009, $.50	50,000	500	24,500		25,000
Shares issued under PPM in August 2009, $.50	80,000	800	39,200		40,000
Shares issued under PPM in September 2009, $.50	150,000	1,500	73,500		75,000
Shares issued to directors, management and consultant in August 2009, $.50	797,810	7,978	390,927		398,905
Shares issued to finder in September 2009, $.50	100,000	1,000	49,000		50,000
Capital contributions resulting from waivers of debt			84,600		84,600
Value of equity-linked financial instruments issued in connection with PPMs			(222,296)		(222,296)
Value of equity instruments issued with debt			30,150		30,150
Shares issued to consultant for fund raising	30,000	300	(300)		-
Shares issued under PPM in November 2009, $.50	50,000	500	24,500		25,000
Shares issued upon conversion of debt and interest, $.27	935,446	9,355	247,099		256,454
Shares issued upon conversion of shareholder note, $.35	14,024	140	4,766		4,906
Net Loss				$(2,892,230)	(2,892,230)
Balance 12/31/09	11,383,121	$113,831	$3,573,505	$(6,029,368)	$(2,342,031)

Shares issued in March 2010 under PPM, $.50	174,550	1,746	85,529		87,275
Shares issed to consultants for IR and consulting, $.50	374,090	3,741	183,304		187,045
Vested stock options and warrants			11,382		11,382
Value of equity instruments issued for consulting services			354,602		354,602
Value of equity-linked financial instruments issued in connection with PPM in first quarter			(25,553)		(25,553)
Shares issued in April 2010 under PPM, $.50	180,000	1,800	88,200		90,000
Shares issed in May 2010 to consultant, $.50	12,850	129	6,296		6,425
Shares issued in June 2010 to 2008 investors as a penalty for late registration of 4,552,862 shares, $.50	710,248	7,102	348,022		355,124
Value of equity instruments issued with debt			96,613		96,613
Value of equity-linked financial instruments issued in connection with PPM in second quarter			(31,332)		(31,332)
Net Loss				(798,070)	(798,070)
Balance 6/30/2010	12,834,859	$128,349	$4,690,568	$(6,827,438)	$(2,008,521)

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

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			April 23,
			2002
	Six Months		(Inception)
	Ended June 30,		To June 30,
	2010	2009	2010

Cash flow from operating activities:
Net loss	$(798,070)	$(1,742,425)	$(6,827,438)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	1,215	1,827	5,176
Vested stock options and warrants	11,382	81,675	568,535
Equity instruments issued for management and consulting services	548,072		1,084,477
Stock based registration payments	-		355,124
Conversion of accrued liabilites to capital	-	84,600	560,998
Amortization of debt discount	14,196	4,526	132,412
(Gain)Loss on valuation of equity-linked instruments	(676,414)	436,423	(313,426)
Changes in assets and liabilities:
Accounts receivable	15,737	(15,737)	-
Prepaid expense and other	732	1,808	(3,069)
Notes payable to shareholders	-	-	(14,957)
Accounts payable	220,459	152,294	(1,034,597)
Accrued expenses	124,192	288,115	325,683
Net cash used in operating activities:	(538,498)	(706,894)	(3,091,888)

Cash flow from investing activities:
Purchase of fixed assets	-	-	(12,258)
Purchase of intangibles	-	-	(142,495)
Net cash used in investing activities	-	-	(154,753)

Cash flow from financing activities:
Proceeds from long term and convertible debt	400,000	-	921,505
Repayment of convertible debt	(100,000)	-	(100,000)
Principal payments on long term debt	(7,075)	(6,697)	(279,005)
Restricted cash in escrow	60,500		(42,833)
Debt converted to common stock	-	-	174,000
Accrued interest converted to stock	-		87,360
Issuance of common stock	177,275	485,000	2,494,448
Net cash provided by financing activities	530,700	478,303	3,255,475

Net increase (decrease) in cash	(7,798)	(228,591)	8,834
Cash at beginning of period	16,632	463,818	-
Cash at end of period	$8,834	$235,227	$8,834

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Amounts presented at and for the three months and six months ended June 30, 2010 and
June 30, 2009 are unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

BioDrain Medical, Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. The Company is developing an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a shareholders’ deficit. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management hired an investment banker in February 2010 to raise an additional $3-$5 million in new equity. The banker has been unable to raise the expected $500,000 by June 30, 2010, but the Company has raised approximately $175,000 in 2010 and is planning to close on a larger round within the next 30 days.  Although the Company's ability to raise this new capital is in substantial doubt it received $725,000 through private placements of equity and convertible debt in 2009, and the Company's April 1, 2009 510(k) clearance from the FDA to authorize the Company to market and sell its FMS products is being received very positively.  If the Company is successful in raising at least $3 million in new equity, it will have sufficient capital to operate its business and execute its business plan for at least the next 12 months. If the Company raises the additional capital by issuing additional equity securities, its shareholders could experience substantial dilution.

Recent Accounting Developments

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (EITF) Issue No. 07-5, now codified under ASC 815- Derivatives and Hedging (“ASC 815”). ASC 815 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is the Company's first quarter of 2009. Most of the warrants issued by the Company contain a strike price adjustment feature which, upon adoption of ASC 815, changed the classification (from equity to liability) and the related accounting for many warrants with an estimated fair value of $479,910 as of December 31, 2008. As of January 1, 2009, the Company removed $486,564 from paid-in-capital (representing the combined fair values of the warrants on their date of grant), recorded a positive adjustment to accumulated deficit representing the gain on the valuation of the warrants from the grant dates to January 1, 2009, and established a liability for equity-linked instruments in the net amount of $479,910. The Company also re-computed the value of the warrants as of March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 and recorded a loss of $369,642 in the 12-month period ended December 31, 2009 as a result of the increase in the valuation of the liability. The Company re-computed the value of the warrants as of March 31, 2010 and June 30, 2010 and recorded a gain of $563,865 and $676,414 in the three-month period and six-month period ended June 30, 2010, respectively.  See “Note 10 – Liability for Equity-Linked Financial Instrument” to the Notes to Financial Statements of the Annual Report on Form 10-K for the Company's fiscal year ended December 31, 2009, and in this quarterly report on Form 10-Q.

Issued in January 2010, ASU Update 2010-06, Fair Value Measures and Disclosures, provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in level 3 fair value measurements, and (4) the transfers between levels 1, 2, and 3.  ASC Update 2010-06 is effective for fiscal years beginning after December 15, 2010. The Company does not expect adoption of ASU Update 2010-06 to have a material effect to its financial statements or its disclosures.

Issued in October 2009, ASU Update 2009-13, Revenue Recognition Topic 605 - Multiple-Deliverable Revenue Arrangements provides guidance for separating consideration in multiple-deliverable arrangements. ASC Number 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect adoption of ASU Update 2009-13 to have a material effect on its financial statements.

Effective February 2010, the Company adopted ASU Update 2010-09, Subsequent Events, which provides amendments to Topic 855 removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of ASU Update 2010-09 did not have a significant impact on the Company's disclosures.

The Company reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to its business or that no material effect is expected on its financial position and results of operations.

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

Advertising

Advertising costs are expensed as incurred. There were no advertising expenses in the three months ended June 30, 2010 and June 30, 2009 and zero and $1,600 in the six months ended June 30, 2010 and 2009, respectively.

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs were zero and $34,000 in the three months and six months ended June 30, 2010 and 2009, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104 (together, SAB 101), and ASC 605 Revenue Recognition.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. The Company standard terms specify that shipment is FOB BioDrain and the Company will, therefore recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of the FMS units as well as shipments of cleaning solution kits. When these conditions are satisfied, the Company recognizes gross product revenue, which is the price it charges generally to its customers for a particular product.  Under the Company’s standard terms and conditions there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer.  The customer’s right of return is limited only to the Company’s standard warranty whereby the Company replaces or repairs, at its option, and it would be very rare that the unit or significant quantities of cleaning solution kits may be returned.  Additionally, since the Company buys both the FMS units and cleaning solution kits from “turnkey” suppliers the Company would have the right to replacements from the suppliers if this situation should occur.

Receivables

Receivables are reported at the amount the Company expects to collect on balances outstanding at fiscal year end. The Company has concluded there will be no losses on balances outstanding at the six months ended June 30, 2010.

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

Mr. Ryan also received a warrant, with immediate vesting, to purchase 150,000 shares of the Company's common stock at a price of $.35 per share.  The warrant has a term of five years, ending on June 30, 2013 and is assigned a value of $28,060 using a Black-Scholes formula and this amount was expensed as consulting expense in 2008 using a 5-year expected life, a 3.73% risk free interest rate, an expected 59% volatility and a zero dividend rate. Should there be a change in control of the Company (defined as greater than 50% of the Company’s outstanding stock or substantially all of its assets being transferred to one independent person or entity), Mr. Ryan will be owed a total of $2 million to be paid out over the life of the patent if the change in control occurs within 12 months of the first sale of the product; or $1 million to be paid out over the life of the patent if the change in control occurs between 12 and 24 months of the first sale of the product; or $500,000 to be paid out over the life of the patent if the change in control occurs between 24 and 36 months of the first sale of the product. There will be no additional payment if a change in control occurs more than 36 months after the first sale of the product.

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

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to June 30, 2010, 12,834,859 shares of common stock have been issued between par value and $1.67.  Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

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

Accounting for share-based payment

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), all now codified under ASC 718- Compensation-Stock Compensation (“ASC 718). Under ASC 718 stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after January 1, 2006 and unvested awards outstanding at January 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at January 1, 2006, are being recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures, using a straight-line method. We elected the modified-prospective method in under which prior periods are not retroactively restated.

ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model or other acceptable means. The Company uses the Black-Scholes option valuation model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of th Company's common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements, the expected dividend rate and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions the Company uses in calculating the fair value of stock-based payment awards represent the Company's best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and the Company uses different assumptions, the Company's equity-based compensation expense could be materially different in the future.

Since the Company's common stock has no significant public trading history, and the Company has experienced no option exercises in its history, the Company was required to take an alternative approach to estimating future volatility and estimated life and the future results could vary significantly from the Company's estimates.  The Company compiled historical volatilities over a period of 2-7 years of 15 small-cap medical companies traded on major exchanges and 10 mid-range medical companies on the OTC Bulletin Board and combined the results using a weighted average approach.  In the case of ordinary options to employees the Company determined the expected life to be the midpoint between the vesting term and the legal term.  In the case of options or warrants granted to non-employees the Company estimated the life to be the legal term unless there was a compelling reason to make it shorter.

When an option or warrant is granted in place of cash compensation for services the Company deems the value of the service rendered to be the value of the option or warrant. In most cases, however, an option or warrant is granted in addition to other forms of compensation and its separate value is difficult to determine without utilizing an option pricing model. For that reason the Company also uses the Black-Scholes-Merton option-pricing model to value options and warrants granted to non-employees, which requires the input of significant assumptions including an estimate of the average period the investors or consultants will retain vested stock options and warrants before exercising them, the estimated volatility of the Company's common stock price over the expected term, the number of options and warrants  that will ultimately be forfeited before completing vesting requirements, the expected dividend rate and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of stock-based consulting and/or compensation and, consequently, the related expense recognized.

Since the Company has limited trading history in its stock and no first-hand experience with how its investors and consultants have acted in similar circumstances, the assumptions the Company uses in calculating the fair value of stock-based payment awards represent its best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and the Company uses different assumptions, the Company's equity-based consulting and interest expense could be materially different in the future.

Valuation and accounting for options and warrants

The Company determines the grant date fair value of options and warrants using a Black-Scholes-Merton option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility and estimated term.  For grants during 2008, the Company used a 2.0 to 4.5% risk-free interest rate, 0% dividend rate, 53-66% volatility and estimated term of 2.5 to 7.5 years.  Values computed using these assumptions ranged from $.102 per share to $.336 per share.  Warrants or options awarded for services rendered are expensed over the period of service (normally the vesting period) as compensation expense for employees or an appropriate consulting expense category for awards to consultants and directors.  Warrants granted in connection with a common equity financing are included in shareholders’ equity, provided that there is no re-pricing provision that requires they be treated as a liability (See Note 11) and warrants granted in connection with a debt financing are treated as a debt discount and amortized using the interest method as interest expense over the term of the debt.  Warrants issued in connection with the $100,000 convertible debt, closed March 1, 2007, created a debt discount of $40,242 that is being amortized as additional interest over its 5-year term.  Warrants issued in connection with the $170,000 in convertible “bridge” debt, closed in July 2007, created a calculated debt discount of $92,700 that was fully expensed over its loan term that matured April 30, 2008.   The Company issued $100,000 in convertible debt in October 2009 and issued a warrant, in connection with the debt, for 200,000 shares of common stock at $.65 per share.  The Company determined that the warrant had an initial value of $30,150 that was treated as a debt discount and is being amortized as additional interest expense over the 24-month term of the note.  The Company also issued $200,000 in convertible debt in June 2010 and issued a warrant, in connection with the debt, to purchase 800,000 shares at $.46 per share. The Company determined that the value of the June 2010 warrant is $96,613.This value is treated as a debt discount and amortized as additional interest expense over the 22-month term of the note.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	$1.67	92,776	$1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	$1.67	121,278	$1.04

Issued	1,243,292	0.20	5,075,204	0.45
Expired			(11,971)	3.76
Outstanding at December 31, 2008	1,291,174	$0.26	5,184,511	0.45

Issued	205,000	0.37	2,188,302	0.65

Outstanding at December 31, 2009	1,496,174	0.27	7,372,813	0.49

Issued	150,000	0.50	2,154,550	0.38

Outstanding at June 30, 2010	1,646,174	0.29	9,527,363	0.46

(1)	Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008. There were no options or warrants exercised in the periods.

 The weighted average grant date fair value of stock options granted through June 30, 2010 and the fair value of shares vesting in each year are as follows:

Year	Options	Fair Value	Fair value vested
2005	17,956	$0.671	$1,673
2006	23,942	$0.682	$12,919
2007	5,984	$0.687	$71,038
2008	1,243,292	$0.232	$220,287
2009	205,000	$0.243	$52,272
2010	150,000	0.319	11,382
Total	1,646,174	$0.247	$369,571

At June 30, 2010, options to purchase 1,517,007 shares of common stock were fully vested and currently exercisable with a weighted average exercise price of $.29 and a weighted average remaining term of 5.2 years. There were warrants to purchase 9,477,363 shares of common stock that are fully vested and exercisable. Stock-based compensation recognized in the six months ended June 30, 2010 and 2009 were $559,000 and $82,000, respectively. The following summarizes the status of options and warrants outstanding at June 30, 2010.

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options
$0.01	$543,292	$7.94
$0.35	875,000	2.37
$0.50	180,000	8.40
$1.67	47,882	1.01
Total	1,646,174

Warrants
$0.02	71,826	3.95
$0.10	800,000	2.67
$0.35	798,597	2.95
$0.46	5,772,498	1.32
$0.65	2,039,550	2.19
$1.67	44,892	1.19
Total	9,527,363

Stock options and warrants expire on various dates from August 2010 to February 2020.

Under terms of the Company's agreement with investors in the October 2008 financing 1,920,000 shares of common stock were the maximum number of shares allocated to the Company's existing shareholders at the time of the offering (also referred to as the original shareholders or the "Founders"). Since the total of the Company's fully-diluted shares of common stock was greater than 1,920,000 shares, in order for the Company to proceed with the offering, the board of directors approved a reverse stock split of 1-for-1.2545. After this split was approved, additional options and warrants were identified, requiring a second reverse stock split in order to reach the 1,920,000 shares. The second reverse stock split on the reduced 1-for-1.2545 balance was determined to be 1-for-1.33176963. Taken together, if only one reverse stock were performed, the number would have been a reverse stock split of 1-for 1.670705.

On June 6, 2008, the board of directors approved the first reverse stock split. The authorized number of common stock of 20,000,000 shares was proportionately divided by 1.2545 to 15,942,607.

On October 20, 2008, the board of directors (i) approved the second reverse stock split pursuant to which the authorized number of shares of common stock of 15,942,607 was proportionately divided by 1.33177 to 11,970,994 shares and (ii) approved a resolution to increase the number of authorized shares of the Company's common stock from 11,970,994 to 40,000,000, which was approved by the Company’s shareholders holding a majority of the shares entitled to vote thereon at a special meeting of shareholders held on December 3, 2008.

Stock, Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of June 30, 2010 by year of grant:

Stock Options:

Year	Shares	Price
2005	17,956	$1.67
2006	23,942	1.67
2007	5,984	.35-1.67
2008	1,243,292	.01-.35
2009	205,000	.35-.50
2010	150,0000	.50
Total	1,646,174	$.01-$1.67

Warrants:

Year	Shares	Price
2005	8,979	$1.67
2006	71,826	.02-1.67
2007	28,502	.35
2008	5,075,204	.02-.46
2009	2,188,302	.35-.65
2010	2,154,550	.10-.65
Total	9,527,363	$.02-$1.67

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

During the fourth quarter of 2009, $60,000 was released to pay for investor relations activities. Additionally, $60,500 has been released through June 30, 2010 to pay for investor relation and accounting expenses. The balance in this escrow account will be expended on investor relations, accounting or legal activities or will be released to the Company, if the Company should withdraw its public company registration or otherwise by mutual agreement of the investors who established the escrow as a condition of the October 2008 financing.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

					From
					April 23, 2002
	Three Months Ended		Six Months Ended		(Inception) To
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
Numerator
Net Loss available in basic and diluted calculation	$(46,566)	$(736,961)	$(798,070)	$(1,742,425)	$(6,827,438)

Denominator
Weighted average common shares oustanding-basic	12,353,500	8,910,676	12,056,722	8,531,200	2,969,772

Effect of dilutive stock options and warrants (1)	-	-	-	-	-

Weighted average common shares outstanding-diluted	12,353,500	8,910,676	12,056,722	8,531,200	2,969,772

Loss per common share-basic and diluted	$0.00	$(0.08)	$(0.07)	$(0.20)	$(2.30)

(1)
The number of shares underlying options and warrants outstanding as of June 30, 2010 and June 30, 2009 are 11,173,537 and 8,305,780 respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

The components of deferred income taxes at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31 ,
	2010	2009
	(Unaudited)
Deferred Tax Asset:
Net Operating Loss	$1,453,000	$1,278,000
Total Deferred Tax Asset	1,453,000	1,278,000
Less Valuation Allowance	1,453,000	1,278,000
Net Deferred Income Taxes	$—	$—

NOTE 7- CONVERTIBLE DEBENTURE

The Company has a convertible debenture with Andcor Companies, Inc. (“Andcor”) of $10,000 with interest at 10.25% that originally matured in 2007. The debenture is convertible into shares of the Company’s common stock at the lower of $0.90 per share or the price per share at which the next equity financing agreement is completed, and is now re-set to $.35 per share. The convertible debenture has not yet been paid, but the maturity of the note was extended, in May 2010, to March 31, 2012.

 NOTE 8 – LONG-TERM DEBT

Long-term debt is as follows:

	June 30, 2010	December 31, 2009

Note payable to bank in monthly installments of $1,275/including variable interest at 2% above the prevailing prime rate (3.25% at June 30, 2010) to August 2011 when the remaining balance is payable. The note is personally guaranteed by former executives of the Company.	17,526	24,601
Notes payable to two individuals, net of discounts of $13,414 and $17,438 with interest only payments at 12% to March 2012 when the remaining balance is payable. The notes are convertible into 285,715 shares of common stock in the Company at $.35 per share.	86,586	82,562
Note payable issued on October 26, 2009 to the parents of one the Company's officers, net of a discount of $19,898 and $27,435 discount, with interest at 8% to March 31, 2012 and convertible into 200,000 shares of common stock at $.50 per share.	80,102	72,565
Notes payable issued to two individuals in January, 2010. The notes bear interest at 8%, mature March 31, 2012 and are convertible into shares of common stock, at the election of the lender, at 50% of the weighted average trading price over 10-consecutive days of trading.	100,000	-
Note payable issued on June 12, 2010 to the parents of one of the Company's officers, net of a discount of $93,978. The note bears interest at 12% to March 31, 2012, and is convertible into common stock at $.25 per share.	$106,022
Total	390,237	179,728
Less amount due within one year	13,620	63,620
Long-Term Debt	$376,617	$116,108

Cash payments for interest were $953 for the six months ended June 30, 2009 and $556 for the six months ended June 30, 2010. The note for $170,000 contained provisions for a one-time penalty of $25,000 if the Company's registration statement was not filed within 120 days of August 31, 2008 and $5,000 per 30-day period, after February 27, 2009, until the registration statement is declared effective by the SEC. The total accrued interest and a penalty in the amount of $86,454 was converted into 315,351 shares of common stock and the $170,000 principal balance was converted into 620,095 shares of common stock as of October 19, 2009.  In addition, beginning March 2009 the Company was obligated to issue additional shares to the investors who purchased units in an October 2008 financing equal to 2% of the units sold for each month until the registration was declared effective. The Company was obligated to issue 710,248 shares of common stock as a result of an effective registration on October 19, 2009 and the shares were issued on May 27, 2010.

Principal payments required during the years 2010 to 2014 are:

2010	$13,620
2011	$3,906
2012	$510,000
2013	$0
2014	$0

NOTE 9 – RENT OBLIGATION

The Company leases its principal office under a non-cancelable lease that extends five years.  In addition to rent the Company also pays real estate taxes and repairs and maintenance on the leased property.

The Company’s rent obligation for the years 2010 to 2014 is as follows:

2010	$29,000
2011	$30,000
2012	$30,000
2013	$26,000
2014	$0

NOTE 10 – LIABILITY FOR EQUITY-LINKED FINANCIAL INSTRUMENTS

The Company adopted ASC 815- Derivatives and Hedging (“ASC 815”) on January 1, 2009.  ASC 815 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which was the Company's first quarter of 2009. Most of the warrants issued by the Company contain a strike price adjustment feature, which upon adoption of ASC 815, changed the classification (from equity to liability) and the related accounting for warrants with a $479,910 estimated fair value of as of January 1, 2009. An adjustment was made to remove $486,564 from paid-in capital (the cumulative values of the warrants on their grant dates), a positive adjustment of $6,654 was made to accumulated deficit, representing the gain on valuation from the grant date to January 1, 2009, and booked $479,910 as a liability.

The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5-year expected term, an expected volatility of 63%, an exercise price of $.46 per share, a stock price of $.35, a zero dividend rate and a 1.37% risk free interest rate. Subsequent to January 1, 2009 these warrants were revalued at the end of each quarter and a gain or loss was recorded based upon their increase or decrease in value during the quarter.  Likewise, new warrants that were issued during 2009 were valued, using the Black-Scholes valuation model on their date of grant and an entry was made to reduce paid-in capital and increase the liability for equity-linked financial instruments. These warrants were also re-valued at the end of each quarter based upon their expected life, the stock price, the exercise price, assumed dividend rate, expected volatility and risk free interest rate. A significant reduction in the liability was realized in 2010 primarily due to a reduction from $.50 to $.35 per share in the underlying share price.

The inputs to the Black-Scholes model during 2009 and 2010 were as follows:

Stock price	$.35 to $.50
Exercise price	$.46 to $.65
Expected life	2.00 to 6.5 years
Expected volatility	63% to 67%
Assumed dividend rate	-%
Risk free interest rate	.710% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:

	Initial Value	Annual Gain (Loss)	Value at 12/31/2009	YTD 2010 Gain	Value at 6/30/2010
January 1, 2009 Adoption	$479,910	$(390,368)	$870,278	527,567	342,711
Warrants issued in quarter ended 6/30/09	169,854	20,847	149,007	86,355	62,652
Warrants issued in quarter ended 9/30/09	39,743	(738)	40,481	30,020	10,461
Warrants issued in quarter ended 12/31/09	12,698	617	12,081	5,604	6,477
Total	$702,205	$(369,642)	$1,071,847
Warrants issued in quarter ended 3/31/10	25,553			10,893	14,660
Warrants issued in quarter ended 6/30/10	31,332			15,974	15,357
Total				$676,414	$452,318

NOTE 11 – RELATED PARTY

The Company entered into agreements, in 2008, with our Chairman of the Board, Lawrence Gadbaw, and in 2009 board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Mr. Morawetz $30,000 upon the Company raising $3 million in new equity.  Mr. Gadbaw will also be paid the balance, if any, due under his separation agreement from 2008.  This amount was $46,000 upon signing the agreement in 2008, is payable at $2,000 per month, and $4,000 remains in accounts payable as of June 30, 2010.  Mr. Morawetz will also receive a stock option for 75,000 shares at $.35 per share and Mr. Gadbaw will receive a stock option for 160,000 shares at $.35 per share upon the Company raising $3 million.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Company was incorporated in Minnesota in April 2002. We are an early-stage company developing an environmentally conscientious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. We achieved our first sale in June 2009. Since our inception in 2002, we have invested significant resources into product development and in preparing for approval from the FDA. We believe that our success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to our wall-mounted Fluid Management System (“FMS”) and use of our proprietary cleaning fluid.

Since inception, we have been unprofitable. We incurred a net loss of approximately $2,892,000 for the fiscal year ended 2009 and a net loss of approximately $798,000 for the six months ended June 30, 2010 compared to approximately $1,742,000 for the six months ended June 30, 2009.  As of June 30, 2010, we had an accumulated deficit of approximately $6,827,000.  As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

We have focused on finalizing our production and obtaining final FDA clearance to sell our product to the medical facilities market. FDA final clearance was obtained on April 1, 2009.  Our innovative FMS will be sold through experienced, independent medical distributors and manufacturers representatives who we believe enhance acceptability of our product in the marketplace. We are currently in the process of signing agreements with independent sales representative and product installation organizations and conducting training sessions. We achieved our first billable shipment in June 2009.  Since our FDA clearance to sell our FMS product was only received on April 1, 2009, it is too early to know with a high degree of confidence how quickly, and in what amounts, new orders will develop.

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

As of June 30, 2010, we have funded our operations through a bank loan of $41,400, an equity investment of $68,000 from the Wisconsin Rural Enterprise Fund (“WREF”) and $30,000 in early equity investment from several individuals. WREF had also previously held debt in the form of three loans of $18,000, $12,500 and $25,000. In December 2006, WREF converted two of the loans totaling $37,500 into 43,000 shares of common stock.  In August 2006, we secured a $10,000 convertible loan from one of our vendors. In February 2007, we obtained $4,000 in officer and director loans and in March 2007, we arranged a $100,000 convertible note from two private investors. In July 2007, we obtained a convertible bridge loan of $170,000. In June 2008, we paid off the remaining $18,000 loan from WREF and have raised approximately $1.6 million through our October 2008 financing. During 2009, we raised an additional $625,000 in a private placement of 1,200,000 Units at $.50 per Unit, which Units included one share of common stock and a warrant to purchase one share of common stock at $.65 per share, and, $100,000 in convertible debt, convertible into common stock at $.50 per shares and a warrant to purchase 200,000 shares at $.65 per share.

In the first half of 2010, the Company raised $177,275 in equity by issuing 354,550 Units at $.50 per Unit, which Units included one share of common stock and a warrant to purchase one share of common stock at $.65 per share.  We also borrowed $200,000 in January 2010 from an investor and existing shareholders and $200,000 in June 2010 from the parents of one of our officers.  The January 2010 notes bear interest at 8% and are convertible into common stock of the Company at 50% of the average trading price of the Company’s common stock over a ten-day trading period. We repaid $100,000 of the January 2010 notes in June 2010.  The $200,000 note in June 2010 bears interest at 12% and is convertible into common stock at $.25 per share. We also issued a warrant, in connection with the June 2010 note, to purchase 800,000 shares of common stock at $.46 per share.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. Our standard terms specify that shipment is FOB BioDrain and we will, therefore recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of our FMS units as well as shipments of cleaning solution kits. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our customers for a particular product.  Under our standard terms and conditions there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer.  The customer’s right of return is limited only to our standard warranty whereby we replace or repair, at our option, and it would be very rare that the unit or significant quantities of cleaning solution kits may be returned. Additionally, since we buy both the FMS units and cleaning solution kits from “turnkey” suppliers, we would have the right to replacements from the suppliers if this situation should occur.

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

Because we do not have historical trading data on our stock we relied upon trading data from a composite of 10 medical companies traded on major exchanges and 15 medical companies traded on the OTC Bulletin Board to help us arrive at expectations as to volatility of our own stock when public trading commences.  Likewise, we have no history of option and warrant exercises, so we were required to make a significant judgment as to expected option and warrant exercise patterns in the future regarding employee and director options and warrants.  In the case of options and warrants issued to consultants and investors we used the legal term of the option/warrant as the estimated term unless there was a compelling reason to use a shorter term. The measurement date for employee and non-employee options and warrants is the grant date of the option or warrant.  The vesting period for options that contain service conditions is based upon management’s best estimate as to when the applicable service condition will be achieved. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See Note 3, Stock-Based Compensation, in Notes to Financial Statements, for additional information.

When an option or warrant is granted in place of cash compensation for services we deem the value of the service rendered to be the value of the option or warrant.  In most cases, however, an option or warrant is granted in addition to other forms of compensation and its separate value is difficult to determine without utilizing an option pricing model.  For that reason we also use the Black-Scholes-Merton option-pricing model to value options and warrants granted to non-employees, which requires the input of significant assumptions including an estimate of the average period that investors or consultants will retain vested stock options and warrants before exercising them, the estimated volatility of our common stock price over the expected term, the number of options and warrants  that will ultimately be forfeited before completing vesting requirements and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized that. Since we have limited trading history in our common stock and no first-hand experience with how our investors and consultants have acted in similar circumstances, the assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our equity-based consulting and interest expense could be materially different in the future.

Since our common stock has limited public trading history we were required to take an alternative approach to estimating future volatility and the future results could vary significantly from our estimates.  We compiled historical volatilities over a period of 2-7 years of 15 small-cap medical companies traded on major exchanges and 10 mid-size medical companies on the OTC Bulletin Board and combined the results using a weighted average approach.  In the case of standard options to employees we determined the expected life to be the midpoint between the vesting term and the legal term.  In the case of options or warrants granted to non-employees we estimated the life to be the legal term unless there was a compelling reason to make it shorter.

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

Recent Accounting Developments

See Note 1 - “Summary of Significant Accounting Policies” to the Condensed Financial Statements of this Quarterly Report on Form 10-Q for a discussion of recent accounting developments.

Results of Operations

Three months and six months ended June 30, 2010 and 2009

Revenue. The Company recorded no revenue in the three months ended June 30, 2010 and $288 in revenue in the six months ended June 30, 2010 compared to revenue of $15,737 during the three months and six months ended June 30, 2009. The Company received its first order for four FMS units and a case of cleaning solution kits from a hospital in Texas and shipped the first FMS unit and the cleaning solution kits in June 2009. The revenue was approximately $14,000 for the FMS unit, approximately $1,000 for the cleaning solution kits and $750 for installation.  The revenue in the first quarter of 2010 was for disposable supplies purchased by a beta site customer.  The Company expects the revenue for FMS units to increase significantly at such time as we obtain sufficient financing to pay our contract manufacturer to produce and ship the product.

Cost of sales.   Cost of sales was zero in the three months ended June 30, 2010 and $140 in the six months ended June 30, 2010 compared to $7,450 in the three months and six months ended June 30, 2009.  The gross profit margin was approximately 50% for both the hardware and the cleaning solution kits in the six months ended June 30, 2010 and June 30, 2009 but should increase over time as volume purchasing discounts on both the equipment and the cleaning solution begin to take effect.

General and Administrative expense. General and administrative expense primarily consists of, management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses decreased to $438,000 from $605,000 in the three months ended June 30, 2010 compared to June 30, 2009 and increased to $1,151,000 in the six months ended June 30, 2010 compared to $872,000 in the six months ended June 30, 2009. The decrease in the three month period was due to a $319,000 expense for stock based registration payments recorded in the three months ended June 30, 2009 with no corresponding expense in 2010. The decrease was offset, in part, by an increase of $88,000 in legal fees, a $69,000 charge to settle a claim with a former officer, an increase of $19,000 in audit and accounting fees and an increase of $29,000 in investor relations expense.  The increase in the six months ended June 30, 2010 was primarily due to a $527,000 increase in stock-based consulting expense for stock and warrants issued to five consultants who were engaged to raise new funds and to increase public awareness in our stock through an investor relations program. The Company also incurred an increase of $99,000 in legal fees, a $30,000 increase in investor relations expense and a $17,000 increase in corporate insurance expense, all offset in significant part, by a $319,000 decrease in stock-based registration payments. The Company incurred a $319,000 stock registration payment expense in the first half of 2009 due to a delay in registration of stock issued in a 2008 financing but did not incur a similar expense in 2010.  Total G&A expenses are expected to increase due to increased insurance premiums, investor relations expenses and audit fees, resulting from becoming a public company, but otherwise remain relatively constant over the next several quarters.

Operations expense.  Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense decreased to $45,000 in the three months ended June 30, 2010 compared to $71,000 in the three months ended June 30, 2009 and decreased to $110,000 in the six months ended June 30, 2010 compared to $195,000 in the six months ended June 30, 2009. The decrease in the three-month period was primarily due to a $34,000 reduction in product development expense and in the six-month period  there was a $34,000 reduction in product development expense and a $70,000 reduction in consulting and testing expenses as a result of the Company obtaining FDA clearance in April 2009.  Operations expense in the next several quarters is expected to increase significantly as the Company expects to commence shipments of FMA units as soon as we obtain sufficient financing to pay our contract manufacturer to build and ship the units.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses decreased to $68,000 in the three months ended June 30, 2010 and $141,000 in the six months ended June 30, 2010 from $106,000 and $209,000 in the comparable 2009 periods, respectively. The decrease in expense was primarily related to a $36,000 reduction in the three-month period and a $68,000 reduction in the six-month period, in marketing supplies expense, travel and trade show expense.  During the last several quarters the Company has operated on a very slim marketing budget as a result of limited funding but we expect to increase our trade show, promotion and travel expense significantly after we received significant funding.

Interest expense.

Interest expense increased to $59,000 in the three months ended June 30, 2010 compared to $25,000 in the three months ended June 30, 2009, and increased to $74,000 in the six months ended June 30, 2010 compared to $39,000 in the six months ended June 30, 2009. The increase in interest expense in both the three-month and six-month periods was due to an increase in amortization of debt discounts attributable to new convertible debt issued with warrants.

The (Gain)/Loss on revaluation of equity-linked financial instruments, however, swung to a gain of $564,000 in the three months ended June 30, 2010 and $676,000 in the six months ended June 30, 2010 compared to a gain of $60,000 and a loss of $436,000 in the three months and six months ended June 30, 2009.  The gain in the current periods resulted from a slight reduction in the risk-free interest rate used in the valuation model, a reduction in the remaining life and a reduction to $.35 per share from $.50 per share in the underlying stock price.

Liquidity and Capital Resources

We had a cash balance of $16,632 as of December 31, 2009 and $8,834 as of June 30, 2010. Since our inception, we have incurred significant losses. As of June 30, 2010 we had an accumulated deficit of $6,758,000.  We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations expense, including product development expense, sales and marketing and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

There is no certainty that access to needed capital will be successful. We have not depended on the future exercise of outstanding warrants to provide additional funding.

To date, our operations have been funded through a bank loan in the original amount of $41,400, private party loans totaling $10,000, convertible debt in the amounts of $170,000 and $400,000 and equity investments totaling approximately $2,500,000. As of June 30, 2010 we had accounts payable of $1,095,000 and accrued liabilities of $257,000.

Six months ended June 30, 2010 and 2009

Net cash used in operating activities was $538,000 in the six months ended June 30, 2010 compared to $707,000 net cash used in operating activities in the six months ended June 30, 2009. Although the net loss in the six months ended June 30, 2010 was approximately $1 million less than in the 2009 first half, the 2009 period included a non-cash loss of $436,000 on the valuation of equity-linked securities compared to a non-cash gain of  $676,000 in the first half of 2010 which offset, in part, the use of cash from operations resulting from the net loss.

Net cash used in investing activities was $0 in the six months ended June 30, 2010 and 2009. There has been no investing activities since the Company invested in new furniture and patents in 2008. The Company will likely increase its cash used in investing activities in the next several quarters as we prepare to support the expected growth in sales.

Net cash provided by financing activities was $531,000 in six months ended June 30, 2010 compared to $478,000 in the 2009. The Company expects to show additional cash provided by financing activities in the next few quarters.

Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through the third quarter of 2010 after which an additional financing of $1-2 million is anticipated. While holders of our warrants could exercise and provide cash to us during that time frame, we are not depending on that in our fundraising efforts.

Management hired an investment banker, in February 2010, to commence an effort to raise an additional $3-$5 million in new equity with an interim closing by August 31, 2010. Although our ability to raise this new capital is in substantial doubt we received $725,000 during 2009 and $477,000 in the first half of 2010 in a Company-managed private placement of securities, and our April 1, 2009 510(k) clearance from the FDA to authorize us to market and sell our FMS products is being received very positively. If the Company is successful in raising at least $3 million in new equity we will have sufficient capital to operate our business and execute our business plan for at least the next 12 months. If the Company raises the additional capital by issuing additional equity securities its shareholders could experience substantial dilution.

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

We believe that we have sufficient funds to satisfy our obligations through the third quarter of 2010. We will need additional funds to continue to satisfy such obligations beyond that time period.

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

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties related to the Company, many of which are beyond the Company’s control.  The Company’s actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report.  Important factors that may cause actual results to differ from projections include:

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

ITEM 4T.   Control and Procedures

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

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In April 2009 Gerald Rice, a former officer of the Company made a formal demand for payment of past wages and threatened to sue the company for in excess of $100,000 if we did not meet his demand. Settlement discussions commenced but the parties were unable to reach an agreement. Thereafter, Mr. Rice filed a lawsuit in Minnesota state court, Dakota County alleging claims for breach of contract and unpaid wages.  The Company and Mr. Rice signed a settlement agreement and general release dated July 22, 2010, whereby the Company will pay Mr. Rice $130,000 over a period of several months with monthly amounts dependent on our success in raising a minimum of $500,000.  An initial payment of $15,000 was paid by our insurance company on July 22, 2010. We are not a party to any other pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations or financial condition and are not aware of any threatened or contemplated proceeding by any governmental authority against our company. To our knowledge, we are not a party to any pending civil or criminal action or investigation.

ITEM 1A.  Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2010, the Company raised $90,000 from the sale of 180,000 Units under a private placement at $.50 per Unit. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at $.65 per share.

In June 2010, the Company raised $200,000 from the issuance of convertible debt to the parents of one of our officers.  The debt bears interest at 12%, is due March 31, 2012 and is convertible into common stock at $.25 per share.  The Company also issued a warrant to purchase 800,000 shares at an exercise price of $.46 per share in connection with this debt.  The proceeds of this debt were used, in part, to pay off a $100,000 note plus interest and prepayment penalty totaling $43,600 to Asher Enterprises.

In July 2010, the Company issued 225,000 shares of common stock to four consultants in connection with fundraising and investor relations activities on behalf of the Company.

In July 2010, the Company issued 13,860 shares of restricted stock under the 2008 Equity Incentive Plan to the Company's Acting CFO in partial payment for his consulting services for the quarter ended June 30, 2010.

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

ITEM 4. [Removed and Reserved]

ITEM 5. Other Information

None.

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIODRAIN MEDICAL, INC.

Date: August 13, 2010	By:	/s/ Kevin R. Davidson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
BIODRAIN MEDICAL, INC.
Form 10-Q

The quarterly and six-month period ended June 30, 2010

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.