Form 10-Q
period 2010-09-30
BioDrain Medical, Inc.
filed 2010-11-12
CIK 1446159

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________________  to

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
☐ Yes ☐ No

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2010, the registrant had 13,573,719 shares of common stock, par value $.01 per share, outstanding.

BIODRAIN MEDICAL, INC.

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$20,434	$16,632
Accounts receivable	-	15,737
Prepaid expense and other assets	10,494	3,801
Restricted cash in escrow (See Note 4)	-	103,333
Total Current Assets	30,928	139,503

Fixed assets, net	7,438	9,260
Intangibles, net	141,532	141,532

Total Assets	$179,899	$290,295

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of long term debt (See Note 8)	$13,925	$13,620
Current portion of convertible debt	50,000	50,000
Accounts payable	1,128,367	814,137
Shares due investors under registration payment arrangement	-	355,124
Accrued expenses	384,325	201,490
Convertible debenture	-	10,000
Total Current Liabilites	1,576,617	1,444,371

Long term debt and convertible debt, net of discounts of $123,628 and $44,873 (See Note 7 and 8)	518,371	116,108

Liability for equity-linked financial instruments (See Note 10)	134,943	1,071,847

Stockholders Deficit:
Common stock, $.01 par value, 80,000,000 authorized, 13,573,719 and 11,383,211 outstanding	135,737	113,831
Additional paid-in capital	4,799,777	3,573,506
Deficit accumulated during development stage	(6,985,548)	(6,029,368)
Total Shareholder' Deficit	(2,050,034)	(2,342,031)

Total Liabilities and Shareholders' Deficit	$179,899	$290,295

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					April 23, 2002
					(Inception)
	Three Months Ended September,		Nine Months Ended September,		To September 30,
	2010	2009	2010	2009	2010
Revenue	$-	-	$288	$15,737	$16,025

Cost of goods sold	-	-	140	7,450	7,140

Gross margin	-	-	148	8,287	8,885

General and administrative expense	381,053	521,532	1,531,669	1,393,072	5,560,096

Operations expense	55,649	156,523	165,308	351,449	1,066,182

Sales and marketing expense	36,415	136,220	177,065	344,723	633,241

Interest expense	33,873	24,689	107,580	64,009	397,220

Loss (gain) on valuation of equity-linked financial instruments	(348,880)	(65,949)	(1,025,294)	370,474	(662,306)

Total expense	158,110	773,015	956,328	2,523,727	6,994,433

Net income (loss) available to common shareholders	$(158,110)	$(773,015)	$(956,180)	$(2,515,440)	$(6,985,548)

Loss per common share basic and diluted	$(0.01)	$(0.08)	$(0.08)	$(0.28)	$(2.12)

Weighted average shares used in computation, basic and diluted	13,159,639	9,634,828	12,428,401	8,903,119	3,287,557

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
PERIOD FROM APRIL 23, 2002 (INCEPTION)
TO SEPTEMBER 30, 2010

	Shares	Amount	Paid in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)	598,549	$5,985	$4,015	$-	$10,000
					-
Issuance of common 10/23/02, $1.67/share	2,993	30	4,970		5,000
Net loss				(51,057)	(51,057)
Balance 12/31/02	601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)	23,942	239	161		400
Issuance of common 6/11&12,$1.67 (3)	21,548	216	34,784		35,000
Net Loss				(90,461)	(90,461)
Balance 12/31/03	647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)	6,567	66	44		110
Net Loss				(90,353)	(90,353)
Balance 12/31/04	653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)	14,964	150	100		250
Vested stock options and warrants			2,793		2,793
Net Loss				(123,852)	(123,852)
Balance 12/31/05	668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16 & 8/8, $.0167 (6)	86,869	869	582		1,451
Issuance of common 10/19 & 23, $.0167 (7)	38,906	389	261		650
Issuance of common 12/01, $1.67 (8)	28,739	287	44,523		44,810
Vested stock options and warrants			13,644		13,644
Net Loss				(273,026)	(273,026)
Balance 12/31/06	823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ 1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11 to 9/30, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)
Issuance of common due to antidilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)

Cumulative effect of adoption of EITF 07-5			(486,564)	6,654	(479,910)
Vested stock options and warrants			111,835		111,835
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in April 2009, $.50	700,000	7,000	343,000		350,000
Shares issued under PPM in May 2009, $.50	220,000	2,200	107,800		110,000
Shares issued under PPM in June 2009, $.50	50,000	500	24,500		25,000
Shares issued under PPM in August 2009, $.50	80,000	800	39,200		40,000
Shares issued under PPM in September 2009, $.50	150,000	1,500	73,500		75,000
Shares issued to directors, management and consultant in August 2009, $.50	797,810	7,978	390,927		398,905
Shares issued to finder in September 2009, $.50	100,000	1,000	49,000		50,000
Capital contributions resulting from waivers of debt			84,600		84,600
Value of equity-linked financial instruments issued in connection with PPMs			(222,296)		(222,296)
Value of equity instruments issued with debt			30,150		30,150
Shares issued to consultant for fund raising	30,000	300	(300)		-
Shares issued under PPM in November 2009, $.50	50,000	500	24,500		25,000
Shares issued upon conversion of debt and interest, $.27	935,446	9,354	247,100		256,454
Shares issued upon conversion of shareholder note, $.35	14,024	140	4,766		4,906
Net Loss				$(2,892,230)	(2,892,230)
Balance 12/31/09	11,383,121	113,830	3,573,507	(6,029,368)	(2,342,030)

Shares issued in March 2010 under PPM, $.50	174,550	1,746	$85,529		$87,275
Shares issed to consultants for IR and consulting, $.50	374,090	3,741	$183,304		$187,045
Vested stock options and warrants			$11,382		$11,382
Value of equity instruments issued for consulting services			$354,602		$354,602
Value of equity-linked financial instruments issued
in connection with PPM in first quarter			$(25,553)		$(25,553)
Shares issued in April 2010 under PPM, $.50	180,000	1,800	$88,200		$90,000
Shares issed in May 2010 to consultant, $.50	12,850	129	$6,296		$6,425
Shares issued in May 2010 to 2008 investors as a penalty
for late registration of 4,552,862 shares, $.50	710,248	7,102	$348,022		$355,124
Value of equity instruments issued with debt in second quarter			$96,613		$96,613
Value of equity-linked financial instruments issued
in connection with PPM in second quarter			$(31,332)		$(31,332)
Value of equity-linked financial instruments issued
in connection with PPM in third quarter			$(31,506)		$(31,506)
Value of equity instruments issued with debt in third quarter			$15,553		$15,553
Shares issued in September 2010 under PPM, $.10	250,000	2,500	$22,500		$25,000
Shares issued to consultants in third quarter at $.22 per share	488,860	4,889	$102,660		$107,549
Net Loss				$(956,180)	$(956,180)
Balance 9/30/2010	13,573,719	135,737	$4,799,777	$(6,985,548)	$(2,050,034)

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
(8) Investment
(9) Conversion of convertible notes by management

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			April 23,
			2002
	Nine Months		(Inception)
	Ended September 30,		To September 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net loss	$(956,180)	$(2,515,440)	$(6,985,548)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	1,822	2,434	5,783
Vested stock options and warrants	11,382	150,544	568,535
Equity instruments issued for management and consulting	655,621	398,905	1,192,026
Stock based registration payments	-	355,124	355,124
Conversion of accrued liabilites to capital	-	84,600	560,998
Amortization of debt discount	33,411	6,538	151,627
(Gain)Loss on valuation of equity-linked instruments	(1,025,294)	370,474	(662,306)
Changes in assets and liabilities:
Accounts receivable	15,737	(15,737)	-
Prepaid expense and other	(6,692)	(2,895)	(10,493)
Notes payable to shareholders	-	-	(14,957)
Accounts payable	314,228	188,916	1,128,366
Accrued expenses	182,835	(8,980)	384,326
Net cash used in operating activities:	(773,129)	(985,517)	(3,326,519)

Cash flow from investing activities:
Purchase of fixed assets	-	-	(12,258)
Purchase of intangibles	-	-	(142,495)
Net cash used in investing activities	-	-	(154,753)

Cash flow from financing activities:
Proceeds from long term and convertible debt	582,000	-	1,021,505
Principal payments on long term debt and convertible debt	(110,677)	(10,124)	(126,607)
Restricted cash in escrow	103,333		-
Accrued interest converted to stock	-	-	87,360
Issuance of common stock	202,275	600,000	2,519,448
Net cash provided by financing activities	776,931	589,876	3,501,706

Net increase (decrease) in cash	3,802	(395,641)	20,434
Cash at beginning of period	16,632	463,838	-
Cash at end of period	$20,434	$68,197	$20,434

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Amounts presented at and for the three months and nine months ended September 30, 2010 and
September 30, 2009 are unaudited)

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

Management hired an investment banker in February 2010 to raise an additional $3-$5 million in new equity. The banker has been unable to raise the expected $500,000 by September 30, 2010, but the Company has raised approximately $202,000 in equity and $582,000 in convertible debt in 2010 and is planning to close on a larger round within the next 30 days. Although the Company's ability to raise this new capital is in substantial doubt it received $725,000 through private placements of equity and convertible debt in 2009, and the Company's April 1, 2009 510(k) clearance from the FDA to authorize the Company to market and sell its FMS products is being received very positively. If the Company is successful in raising at least $3 million in new equity, it will have sufficient capital to operate its business and execute its business plan for at least the next 12 months. If the Company raises the additional capital by issuing additional equity securities, its shareholders could experience substantial dilution.

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

Effective February 2010, the Company adopted ASU Update 20 10-09, Subsequent Events, which provides amendments to Topic 855 removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of ASU Update 20 10-09 did not have a significant impact on the Company's disclosures.

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

Advertising

Advertising costs are expensed as incurred. There were no advertising expenses in the three months ended September 30, 2010 and September 30, 2009 and zero and $1,600 in the nine months ended September 30, 2010 and 2009, respectively.

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs were $10,000 and $34,000 in the three months and nine months ended September 30, 2010, respectively, and zero and $30,000 in the three months and nine months ended September 30, 2009, respectively.

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

Receivables

Receivables are reported at the amount the Company expects to collect on balances outstanding at fiscal year end. The Company has determined there will be no losses on balances outstanding at the nine months ended September 30, 2010.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

Years
Computers and office equipment	3
Furniture and fixtures	8

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

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to September 30, 2010, 13,573,719 shares of common stock have been issued between par value and $1.67. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

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

Accounting for share-based payment

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), all now codified under ASC 718- Compensation-Stock Compensation (“ASC 718). Under ASC 718 stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after January 1, 2006 and unvested awards outstanding at January 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at January 1, 2006, are being recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures, using a straight-line method. We elected the modified-prospective method under which prior periods are not retroactively restated.

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

Since the Company's common stock has no significant public trading history, and the Company has experienced no option exercises in its history, the Company is  required to take an alternative approach to estimating future volatility and estimated life and the future results could vary significantly from the Company's estimates. The Company compiled historical volatilities over a period of 2-7 years of 15 small-cap medical companies traded on major exchanges and 10 mid-range medical companies on the OTC Bulletin Board and combined the results using a weighted average approach. In the case of ordinary options to employees the Company determined the expected life to be the midpoint between the vesting term and the legal term. In the case of options or warrants granted to non-employees the Company estimated the life to be the legal term unless there was a compelling reason to make it shorter.

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

Valuation and accounting for options and warrants

The Company determines the grant date fair value of options and warrants using a Black-Scholes-Merton option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility and estimated term. For grants during 2008, the Company used a 2.0 to 4.5% risk-free interest rate, 0% dividend rate, 53-66% volatility and estimated term of 2.5 to 7.5 years. Values computed using these assumptions ranged from $.102 per share to $.336 per share. Warrants or options awarded for services rendered are expensed over the period of service (normally the vesting period) as compensation expense for employees or an appropriate consulting expense category for awards to consultants and directors. Warrants granted in connection with a common equity financing are included in shareholders’ equity, provided that there is no re-pricing provision that requires they be treated as a liability (See Note 10) and warrants granted in connection with a debt financing are treated as a debt discount and amortized using the interest method as interest expense over the term of the debt. Warrants issued in connection with the $100,000 convertible debt that closed March 1, 2007 created a debt discount of $40,242 that is being amortized as additional interest over its 5-year term.

Warrants issued in connection with the $170,000 in convertible “bridge” debt that closed in July 2007 created a calculated debt discount of $92,700 that was fully expensed over its loan term that matured April 30, 2008. The Company issued $100,000 in convertible debt in October 2009 and issued a warrant, in connection with the debt, for 200,000 shares of common stock at $.65 per share. The Company determined that the warrant had an initial value of $30,150 that was treated as a debt discount and is being amortized as additional interest expense over the 24-month term of the note. The Company also issued $200,000 in convertible debt in June 2010 and issued a warrant, in connection with the debt, to purchase 1,111,112 shares at $.46 per share.

The Company determined that the value of the June 2010 warrant is $96,613.This value is treated as a debt discount and amortized as additional interest expense over the 22-month term of the note. The Company also issued $32,000 in convertible debt in September, 2010 and issued a warrant to purchase 320,000 shares at $.46 per share.  The Company determined that this warrant has a value of $15,553 that was treated as a debt discount and amortized as additional interest expense over the 18 month term of the note.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	$1.67	92,776	$1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	$1.67	121,278	$1.04

Issued	1,243,292	0.20	5,075,204	0.45
Expired			(11,971)	3.76

Outstanding at December 31, 2008	1,291,174	$0.26	5,184,511	0.45

Issued	205,000	0.37	2,188,302	0.65

Outstanding at December 31, 2009	1,496,174	0.27	7,372,813	0.49

Issued	150,000	0.50	3,035,662	0.38
Expired	(17,956)	1.67	(8,979)	1.67

Outstanding at September 30, 2010	1,628,218	0.28	10,399,496	0.46

(1) Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008. There were no options or warrants exercised in the periods.

At September 30, 2010, options to purchase 1,078,218 shares of common stock were fully vested and exercisable with a weighted average exercise price of $.28 and a weighted average remaining term of 4.7 years. There were also warrants to purchase 10,399,496 shares of common stock that were fully vested and exercisable. Stock-based compensation recognized in the nine months ended September 30, 2010 and 2009 were $667,000 and $549,000, respectively. The following summarizes the status of options and warrants outstanding at September 30, 2010.

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options
$0.01	543,292	7.68
$0.35	875,000	2.87
$0.50	180,000	8.14
$1.67	29,926	1.27
Total	1,628,218

Warrants
$0.02	71,826	3.70
$0.10	800,000	2.42
$0.17	250,000	4.94
$0.35	798,597	2.18
$0.46	6,403,610	1.29
$0.65	2,039,550	1.93
$1.67	35,913	1.20
Total	10,399,496

Stock options and warrants expire on various dates from June 2011 to February 2020.

Under the terms of the Company's agreement with investors in the October 2008 financing, 1,920,000 shares of common stock were the maximum number of shares allocated to the Company's existing shareholders at the time of the offering (also referred to as the original shareholders or the "Founders"). Since the total of the Company's fully-diluted shares of common stock was greater than 1,920,000 shares, in order for the Company to proceed with the offering, the board of directors approved a reverse stock split of 1-for-1.2545. After this split was approved, additional options and warrants were identified, requiring a second reverse stock split in order to reach the 1,920,000 shares. The second reverse stock split on the reduced 1-for-1.2545 balance was determined to be 1-for 1.33176963. Taken together, if only one reverse stock were performed, the number would have been a reverse stock split of 1-for 1.670705.

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

Stock, Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of September 30, 2010 by year of grant:

Stock Options:

Year	Shares	Price
2006	23,942	1.67
2007	5,984	1.67
2008	1,243,292	.01-.35
2009	205,000	.35-.50
2010	150,000	.50
Total	1,628,218	$.01-$1.67

Warrants: Year	Shares	Price
2006	71,826	.02-1.67
2007	28,502	.35
2008	5,075,204	.02-.46
2009	2,188,302	.35-.65
2010	3,035,662	.10-.65
Total	10,399,496	$.02-$1.67

NOTE 4 - RESTRICTED CASH IN ESCROW

Under the terms of the escrow agreement established in connection with the October 2008 financing, certain amounts were to be withheld to pay legal, accounting and placement agent fees as well as to pay for investor relations activities that commenced upon receiving an effective registration of the Company’s stock and an initial quotation on the OTC Bulletin Board.

During the fourth quarter of 2009, $60,000 was released to pay for investor relations activities. Additionally, $103,333 has been released in 2010 to pay for investor relations and accounting expenses. There is no balance in the escrow account as of September 30, 2010.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

					From
	Three Months Ended		Nine Months Ended		April 23, 2002
	September 30,		September 30,		(Inception) To
	2010	2009	2010	2009	September 30, 2010
Numerator
Net Loss available in basic and diluted calculation	$(158,110)	$(773,015)	$(956,180)	$(2,515,440)	$(6,985,548)

Denominator
Weighted average common shares oustanding-basic	13,159,639	9,634,828	12,428,401	8,903,119	3,287,557

Effect of dilutive stock options and warrants (1)	-	-	-	-	-

Weighted average common shares outstanding-diluted	13,159,639	9,634,828	12,428,401	8,903,119	3,287,557

Loss per common share-basic and diluted	$(0.01)	$(0.08)	$(0.08)	$(0.28)	$(2.12)

(1) The number of shares underlying options and warrants outstanding as of September 30, 2010 and September 30, 2009 are 12,027,714 and 8,595,958, respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

Federal and state income tax return operating loss carryovers, as of December 31, 2009, were approximately $5,415,000 and will begin to expire between 2017 and 2019.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
Deferred Tax Asset:
Net Operating Loss	$1,500,000	$1,278,000
Total Deferred Tax Asset	1,500,000	1,278,000
Less Valuation Allowance	1,500,000	1,278,000
Net Deferred Income Taxes	$—	$—

NOTE 7- CONVERTIBLE DEBENTURE

The Company issued a convertible debenture to Andcor Companies, Inc. (“Andcor”) with principal of $10,000 and interest at 10.25% that originally matured in 2007. The debenture is convertible into shares of the Company’s common stock at the lower of $0.90 per share or the price per share at which the next equity financing agreement is completed, and is now re-set to $.35 per share. The convertible debenture has not yet been paid, but the maturity of the note was extended, in May 2010, to March 31, 2012.

NOTE 8 – LONG-TERM DEBT

Long-term debt is as follows:
	September 30, 2010	December 31, 2009
Note payable to bank in monthly installments of $1,275/including variable interest at 2% above the prevailing prime rate (3.25% at September 30, 2010) to August 2011 when the remaining balance is payable. The note is personally guaranteed by former executives of the Company.	13,925	24,601
Notes payable to two individuals, net of discounts of $11,402 and $17,438 with interest only payments at 12% to March 2012 when the remaining balance is payable. The notes are convertible into 285,715 shares of common stock in the Company at $.35 per share.	88,598	82,562
Note payable issued on October 26, 2009 to the parents of one the Company's officers, net of a discount of $16,128 and $27,435 discount, with interest at 8% to March 31, 2012 and convertible into shares of common stock at $.50 per share.	83,871	72,565
Notes payable issued to two individuals in January, 2010. The notes bear interest at 8%, mature March 31, 2012 and are convertible into shares of common stock, at 50% of the weighted average closing bid price over any 10-consecutive days of trading.	100,000	-
Note payable issued on June 12, 2010 to the parents of one of the Company's officers, net of a discount of $80,803. The note bears interest at 12% to March 31, 2012, and is convertible into common stock at $.18 per share.	119,197	-
Note payable issued on August 2, 2010 to and institutional investor. The note bears interest at 8%, matures May 4, 2011 and is convertible into common stock at 50% of the average of the three lowest closing prices in any 10 day trading period.	50,000	-
Note payable issued on September 16, 2010 to an institutional investor. The note bears interest at 10%, matures March 15, 2012 and is convertible into common stock at $.18 per share.	100,000	-
Note payable issued on September 21, 2010 to the parents of one of our officers, net of a discount of $15,294. The note bears interest at 12%, matures March 30, 2012 and is convertible into common stock at $.18 per shares	16,706	-
Total	572,296	179,728
Less amount due within one year	63,925	63,620
Long-Term Debt	$508,371	$116,108

Cash payments for interest were $1,351 for the nine months ended September 30, 2009 and $799 for the nine months ended September 30, 2010.

Principal payments required during the 12-month periods ended September 30:

2011	$63,925
2012	$642,000
2013	$0

NOTE 9 – RENT OBLIGATION

The Company leases its principal office under a non-cancelable lease that extends five years. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property.

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

The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5-year expected term, an expected volatility of 63%, an exercise price of $.46 per share, a stock price of $.35, a zero dividend rate and a 1.37% risk free interest rate. Subsequent to January 1, 2009 these warrants were revalued at the end of each quarter and a gain or loss was recorded based upon their increase or decrease in value during the quarter. Likewise, new warrants that were issued during 2009 and 2010 were valued, using the Black-Scholes valuation model on their date of grant and an entry was made to reduce paid-in capital and increase the liability for equity-linked financial instruments. These warrants were also re-valued at the end of each quarter based upon their expected life, the stock price, the exercise price, assumed dividend rate, expected volatility and risk free interest rate. A significant reduction in the liability was realized in 2010 primarily due to a reduction from $.50 to $.22 per share in the underlying share price.

The inputs to the Black-Scholes model during 2009 and 2010 were as follows:

Stock price	$.22 to $.50
Exercise price	$.17 to $.65
Expected life	2.00 to 6.5	years
Expected volatility	59% to 67%
Assumed dividend rate	-%
Risk free interest rate	.710% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:
		Initial Value	Annual Gain (Loss)	Value at 12/31/2009	YTD 2010 Gain	Value at 9/30/2010
January 1, 2009 Adoption		$479,910	$(390,368)	$870,278	799,779	70,498
Warrants issued in quarter ended 6/30/2009		169,854	20,847	149,007	129,312	19,695
Warrants issued in quarter ended 9/30/2009		39,743	(738)	40,481	38,473	2,008
Warrants issued in quarter ended 12/31/2009		12,698	617	12,081	10,202	1,879
	Subtotal	$702,205	$(369,642)	$1,071,847
Warrants issued in quarter ended 3/31/2010		25,553			20,903	4,650
Warrants issued in quarter ended 6/30/2010		31,332			26,393	4,939
Warrants issued in quarter ended 9/30/2010		31,506			232	31,274
	Total	$790,506			$1,025,294	$134,943

NOTE 11 – RELATED PARTY

The Company entered into agreements, in 2008, with our Chairman of the Board, Lawrence Gadbaw, and in 2009 with board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Mr. Morawetz $30,000 upon the Company raising $3 million in new equity. Mr. Gadbaw will also be paid the balance, if any, due under his separation agreement from 2008. This amount was $46,000 upon signing the agreement in 2008, is payable at $2,000 per month, and $2,000 remains in accounts payable as of September 30, 2010. Mr. Morawetz will also receive a stock option for 75,000 shares at $.35 per share and Mr. Gadbaw will receive a stock option for 160,000 shares at $.35 per share upon the Company raising $3 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

Our Company was incorporated in Minnesota in April 2002. We are an early-stage company developing an environmentally conscientious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. We achieved our first sale in June 2009. Since our inception in 2002, we have invested significant resources into product development and in preparing for approval from the FDA. We believe that our success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to our wall- mounted Fluid Management System (“FMS”) and use of our proprietary cleaning fluid.

Since inception, we have been unprofitable. We incurred a net loss of approximately $2,892,000 for the fiscal year ended 2009 and a net loss of approximately $956,000 for the nine months ended September 30, 2010 compared to a loss of approximately $2,515,000 for the nine months ended September 30, 2009. As of September 30, 2010, we had an accumulated deficit of approximately $6,986,000. As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

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

As of September 30, 2010, we have funded our operations through a bank loan of $41,400, an equity investment of $68,000 from the Wisconsin Rural Enterprise Fund (“WREF”) and $30,000 in early equity investment from several individuals. WREF had also previously held debt in the form of three loans of $18,000, $12,500 and $25,000. In December 2006, WREF converted two of the loans totaling $37,500 into 43,000 shares of common stock. In August 2006, we secured a $10,000 convertible loan from one of our vendors. In February 2007, we obtained $4,000 in officer and director loans, and, in March 2007, we arranged a $100,000 convertible note from two private investors. In July 2007, we obtained a convertible bridge loan of $170,000. In June 2008, we paid off the remaining $18,000 loan from WREF and have raised approximately $1.6 million through our October 2008 financing. During 2009, we raised an additional $625,000 in a private placement of 1,200,000 Units at $.50 per Unit, which Units included one share of common stock and a warrant to purchase one share of common stock at $.65 per share, and $100,000 in convertible debt, convertible into common stock at $.50 per shares and a warrant to purchase 200,000 shares at $.65 per share.

In the first nine months of 2010, the Company raised $202,275 in equity by issuing 354,550 Units at $.50 per Unit, which Units included one share of common stock and a warrant to purchase one share of common stock at $.65 per share and 250,000 Units at $.10 per Unit including one common share and a warrant to purchase one common share at $.17. We borrowed $200,000 in January 2010 from an investor and existing shareholders and $200,000 in June 2010 from the parents of one of our officers. We borrowed $50,000 in August 2010 from an investor with interest at 8% and a conversion price of 50% of the average of the 3 lowest closing prices in any 10 day trading period. We borrowed $100,000 in September 2010 from an investor with interest at 10% and a conversion price of $.18 per share and we borrowed $32,000 in September 2010 from the parents of one of our officers with interest at 12% and a conversion price of $.10 per share, and a warrant to purchase 320,000 shares at $.46 per share. The January 2010 notes bear interest at 8% and are convertible into common stock of the Company at 50% of the average trading price of the Company’s common stock over a ten-day trading period. We repaid $100,000 of the January 2010 notes in June 2010. The $200,000 note in June 2010 bears interest at 12% and is convertible into common stock at $.18 per share. We also issued a warrant, in connection with the June 2010 note, to purchase 1,111,112 shares of common stock at $.46 per share.

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

Our significant accounting policies are described in Note 1 Summary of Significant Accounting Policies, in the Notes to Financial Statements of this Form 10-Q. We believe that the following discussion addresses our critical accounting policies and reflect those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our Financial Statements.

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

Because we do not have significant historical trading data on our stock we relied upon trading data from a composite of 10 medical companies traded on major exchanges and 15 medical companies traded on the OTC Bulletin Board to help us arrive at expectations as to volatility of our own stock when public trading commences. Likewise, we have no history of option and warrant exercises, so we were required to make a significant judgment as to expected option and warrant exercise patterns in the future regarding employee and director options and warrants. In the case of options and warrants issued to consultants and investors we used the legal term of the option/warrant as the estimated term unless there was a compelling reason to use a shorter term. The measurement date for employee and non-employee options and warrants is the grant date of the option or warrant. The vesting period for options that contain service conditions is based upon management’s best estimate as to when the applicable service condition will be achieved. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See Note 3, Stock-Based Compensation, in Notes to Financial Statements, for additional information.

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

Results of Operations

Three months and nine months ended September 30, 2010 and 2009

Revenue. The Company recorded no revenue in the three months ended September 30, 2010 and $288 in revenue in the nine months ended September 30, 2010 compared to revenue of zero in the three months ended September 30, 2009 and $15,737 during the nine months ended September 30, 2009. The Company received its first order for four FMS units and a case of cleaning solution kits from a hospital in Texas and shipped the first FMS unit and the cleaning solution kits in June 2009. The revenue was approximately $14,000 for the FMS unit, approximately $1,000 for the cleaning solution kits and $750 for installation. The revenue in the first quarter of 2010 was for disposable supplies purchased by a beta site customer. The Company expects the revenue for FMS units to increase significantly at such time as we obtain sufficient financing to pay our contract manufacturer to produce and ship the product.

Cost of sales. Cost of sales was zero in the three months ended September 30, 2010 and $140 in the nine months ended September 30, 2010 compared to zero in the three months ended September 30, 2009 and $7,450 in the nine months ended September 30, 2009. The gross profit margin was approximately 50% for both the hardware and the cleaning solution kits in the nine months ended September 30, 2010 and September 30, 2009 but should increase over time as volume purchasing discounts on both the equipment and the cleaning solution begin to take effect.

General and Administrative expense. General and administrative expense primarily consists of, management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses decreased to $381,000 from $522,000 in the three months ended September 30, 2010 compared to September 30, 2009 and increased to $1,532,000 in the nine months ended September 30, 2010 compared to $1,393,000 in the nine months ended September 30, 2009. The decrease in the three month period was due to a $236,000 expense for stock based compensation recorded in the three months ended September 30, 2009 with no corresponding expense in 2010. The decrease was offset, in part, by an increase of $50,000 in legal fees and a $48,000 increase in consulting expense. The increase in the nine months ended September 30, 2010 was primarily due to a $536,000 increase in stock-based consulting expense for stock and warrants issued to consultants who were engaged to raise new funds and to increase public awareness in our stock through an investor relations program. The Company also incurred an increase of $149,000 in legal fees, a $38,000 increase in investor relations expense and a $17,000 increase in corporate insurance expense, all offset in significant part, by a $355,000 decrease in stock-based registration payments. The Company incurred a $355,000 stock registration payment expense in the first half of 2009 due to a delay in registration of stock issued in a 2008 financing but did not incur a similar expense in 2010. Total G&A expenses are expected to increase due to increased insurance premiums, investor relations expenses and audit fees, resulting from becoming a public company, but otherwise remain relatively constant over the next several quarters.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense decreased to $56,000 in the three months ended September 30, 2010 compared to $157,000 in the three months ended September 30, 2009 and decreased to $165,000 in the nine months ended September 30, 2010 compared to $351,000 in the nine months ended September 30, 2009. The decrease in the three-month and nine month periods was primarily due to a $101,000 reduction in stock based compensation expense. In the nine-month period there was also a $20,000 reduction in product development expense and a $62,000 reduction in consulting and testing expenses as a result of the Company obtaining FDA clearance in April 2009. Operations expense in the next several quarters is expected to increase significantly as the Company expects to commence shipments of FMA units as soon as we obtain sufficient financing to pay our contract manufacturer to build and ship the units.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses decreased to $36,000 in the three months ended September 30, 2010 and $177,000 in the nine months ended September 30, 2010 from $136,000 and $345,000 in the comparable 2009 periods, respectively. The decrease in expense was primarily related to a $36,000 reduction in the three-month period and a $95,000 reduction in the nine-month period, in marketing supplies expense, travel and trade show expense. There was also a reduction in stock based compensation expense of $64,000 and $72,000 in the three months and nine months ended September 30, 2010, respectively, and a $19,000 decrease in salaries during the three months ended September 30, 2010 due to the resignation of an employee. During the last several quarters the Company has operated on a very slim marketing budget as a result of limited funding but we expect to increase our trade show, promotion and travel expense significantly after we receive significant funding.

Interest expense.

Interest expense increased to $34,000 in the three months ended September 30, 2010 compared to $25,000 in the three months ended September 30, 2009, and increased to $108,000 in the nine months ended September 30, 2010 compared to $64,000 in the nine months ended September 30, 2009. The increase in interest expense in both the three-month and nine-month periods was due to a higher level of interest bearing debt and amortization of larger debt discounts attributable to new convertible debt issued with warrants.

The (Gain)/Loss on revaluation of equity-linked financial instruments swung to a gain of $349,000 in the three months ended September 30, 2010 and $1,025,000 in the nine months ended September 30, 2010 compared to a gain of $66,000 and a loss of $370,000 in the three months and nine months ended September 30, 2009, respectively. The gain in the current periods resulted from a slight reduction in the risk-free interest rate used in the valuation model, a reduction in the remaining life and a reduction to $.22 per share from $.50 per share in the underlying stock price.

Liquidity and Capital Resources

Capital Structure

We had a cash balance of $16,632 as of December 31, 2009 and $20,434 as of September 30, 2010. Since our inception, we have incurred significant losses. As of September 30, 2010, we had an accumulated deficit of $6,986,000. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations expense, including product development expense, sales and marketing and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

There is no certainty that access to needed capital will be successful. We have not depended on the future exercise of outstanding warrants to provide additional funding.

To date, our operations have been funded through a bank loan and private convertible debt in the amount of approximately $1,022,000 and equity investments totaling approximately $2,500,000. As of September 30, 2010, we had accounts payable of $1,128,000 and accrued liabilities of $384,000.

Cash Flows

Net cash used in operating activities was $773,000 in the nine months ended September 30, 2010 compared to $986,000 net cash used in operating activities in the nine months ended September 30, 2009. Although the net loss in the nine months ended September 30, 2010 was more than $1.5 million less than in the 2009 first nine months, the 2009 period included a non-cash loss of $370,000 on the valuation of equity-linked securities compared to a non-cash gain of $1,025,000 in the first nine months of 2010 which offset, in part, the use of cash from operations resulting from the net loss. In addition, accounts payable and accrued expenses increased by $317,000 in the nine months ended September 30, 2010 compared to the same period in 2009 which further reduced the cash used in operating activities.

Net cash used in investing activities was $0 in the nine months ended September 30, 2010 and 2009. There have been no investing activities since the Company invested in new furniture and patents in 2008. The Company will likely increase its cash used in investing activities in the next several quarters as we prepare to support the expected growth in sales.

Net cash provided by financing activities was $777,000 in the nine months ended September 30, 2010 compared to $590,000 in the same 2009 period. The Company expects to show additional cash provided by financing activities in the next few quarters.

Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through November 2010 after which additional financing will be needed to continue to satisfy our obligations. While holders of our warrants could exercise and provide cash to us during that time frame, we are not depending on that in our fundraising efforts.

Management hired an investment banker, in February 2010, to commence an effort to raise an additional $3-$5 million in new equity with an interim closing by August 31, 2010. Although we did not accomplish our goal of closing the financing in August 2010 and our ability to raise this new capital is in substantial doubt we received $725,000 during 2009 and $784,000 in the first nine months of 2010 in a Company-managed private placement of securities, and our April 1, 2009 510(k) clearance from the FDA to authorize us to market and sell our FMS products is being received very positively. If the Company is successful in raising at least $3 million in new equity we will have sufficient capital to operate our business and execute our business plan for at least the next 12 months. If the Company raises the additional capital by issuing additional equity securities its shareholders could experience substantial dilution.

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

ITEM 4. Control and Procedures

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the third quarter of fiscal year 2010 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2010 the Company issued 238,860 shares of common stock, with a value of $.22 per share, to 5 consultants in exchange for fund raising, financial consulting and investor relations services.

In August 2010, the Company issued a $50,000 Convertible Promissory Note to an investor.  The note bears interest at 8%, matures in May 2011, and is convertible into common stock at 50% of the average of the three lowest closing prices in any 10 day trading period.

In September 2010, the Company issued a $100,000 Convertible Promissory Note to an investor.  The note bears interest at 10%, matures in March 2012 and is convertible into common stock at $.18 per share.

In September 2010, the Company issued a $32,000 Convertible Debenture to the parents of one of our officers.  The note bears interest at 12%, matures in March 2012 and is convertible into common stock at $.10 per share.  The Company also issued a warrant to purchase 320,000 shares at $.46 per share, amended the noted dated in June 2010 to reduce the conversion price from $.25 to $.18 per share and issued a new warrant to purchase 1,111,112 shares at $.46 per share to replace the initial warrant for 800,000 shares at $.46 per share.

In September 2010, the Company issued 250,000 common shares with a value of $.22 per share, to an investment banker as partial compensation for their fund raising activities.

In September 2010, the Company issued 250,000 common shares to an investor in connection with his $25,000 investment in the Company.  The Company also issued a warrant to purchase 250,000 common shares at $.17 per share.

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

BIODRAIN MEDICAL, INC.

Date: November 12, 2010	By:	/s/ Kevin R. Davidson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX
BIODRAIN MEDICAL, INC.
Form 10-Q

The quarterly and nine-month period ended September 30, 2010

Exhibit No.	Description

3.1*	Articles of Incorporation, as amended.

3.2*	Bylaws, As Amended.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.