Form 10-K
period 2010-12-31
BioDrain Medical, Inc.
filed 2011-03-31
CIK 1446159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 333-155299

BIODRAIN MEDICAL, INC.
(Exact name of registrant as specified in its charter)
Minnesota	33-1007393
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

Large accelerated filer ☐      Accelerated Filer ☐      Non-accelerated filer ☐        Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒ .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,759,495 as of June 30, 2010, based upon 12,834,859 shares at $.215 per share as reported on the OTC Bulletin Board.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☐ Yes  ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date: 21,395,752 shares of common stock as of March 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

According to the average estimate of three manufacturers and three different solidifiers as reported in a research report by Frost & Sullivan in 2003 and in an article titled “Liquid Waste Management & Disposal” that was published in Infection Control Today in 2006, there is an average cost of $2.00 per canister, $2.00 per container of solidification powder and an average disposal cost of $0.30/lb of infectious waste at approximately 7.5 lbs per canister, the estimated disposal cost to the hospitals who use solidifiers is $6.25 per canister.  This cost increases significantly for disposal of high capacity containers.

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

There are currently approximately 40,000 operating rooms and surgical centers in the U.S. (AHA, Hospital Statistics , 2008). The hospital market has typically been somewhat independent of the U.S. economy; therefore we believe that our targeted market is not cyclical, and the demand for our products will not be heavily dependent on the state of the economy. We benefit by having our products address both the procedure market of nearly 70 million procedures (AHA, Beyond Health Care , January 2009) as well as the hospital operating room market (approximately 40,000 operating rooms).

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

Although all of these protection and disposal techniques are helpful, they represent a piecemeal approach to the problem and fall short of providing adequate protection for the surgical team and other workers exposed to infectious waste. A major spill of fluid from a canister, whether by direct contact as a result of leakage or breakage, splash associated with the opening of the canister lid to add gel, while pouring liquid contents into a hopper, or during the disposal process, is cause for concern of acute exposure to human blood components–one of the most serious risks any worker faces in the performance of his or her job. Once a spill occurs, the entire area must be cleaned and disinfected and the exposed worker faces a potential of infection from bloodborne pathogens. These pathogens include, but are not limited to, HIV, HPV, and other infectious agents. Given the current legal liability environment the hospital, unable to identify at-risk patients due to concerns over patient rights and confidentiality, must treat every exposure incident as a potentially infectious incident and treat the exposed employee according to a specific protocol that is both costly to the facility and stressful to the affected employee and his or her co-workers. In cases of possible exposure to communicable disease, the employee could be placed on paid administrative leave, frequently involving worker’s compensation, and additional workers must be assigned to cover the affected employee’s responsibilities. The facility bears the cost of both the loss of the affected worker and the replacement healthcare worker in addition to any ongoing health screening and testing of the affected worker to confirm if any disease has been contracted from the exposure incident. Employee morale issues also weigh heavily on staff and administration when a healthcare worker suffers a potentially serious exposure to bloodborne pathogens. Canisters are the most prevalent means of collecting and disposing of infectious fluids in hospitals today. Traditional, non-powered canisters and related suction and fluid disposable products are exempt and do not require FDA clearance. We believe that our virtually hands free technology will (a) significantly reduce the risk of healthcare worker exposure to these infectious fluids by replacing canisters, (b) further reduce the risk of worker exposure when compared to powered canister technology that requires transport to and from the operating room, (c) reduce the cost per procedure for handling these fluids, and (d) enhance the surgical team’s ability to collect data to accurately assess the patient’s status during and after procedures.

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

Key Feature Comparison
Feature	BioDrain Medical, Inc.	Stryker Instruments	DeRoyal	Dornoch Medical Systems, Inc.	MD Technologies, Inc.
Portable to Bedside vs. Fixed Installation	Fixed	Portable	Fixed	Portable	Fixed
Uses Canisters	No	Yes	Yes	Yes	No
Secondary Installed Device Required for Fluid Disposal	No	Yes	Yes	Yes	No
Numeric Fluid Volume Measurement	Yes	Yes	No	Yes	Optional
Unlimited Fluid Capacity	Yes	No	No	No	Yes
Continuous, Uninterrupted Vacuum	Yes	No	No	No	No
Installation Requirements:
Water	No	Yes	Yes	Yes	No
Sewer	Yes	Yes	Yes	Yes	Yes
Vacuum	Yes	Yes	Yes	Yes	Yes

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

The FMS has had four prototype iterations completed. The product has undergone significant testing, including being utilized in veterinary cases. We are currently finalizing specifications for the final production unit and anticipate gearing up the production capabilities for the mass production needed to meet the projected market demand. The Company does not currently have sufficient resources to fund the potential ramp-up in production and will need to raise a minimum of $1 million to fund this activity.  The Company can provide no assurance that this funding will be available at attractive prices or at all. We will utilize an ISO 13485-certified outsource manufacturing service organization as our manufacturer, at least until such time as it may make sense to vertically integrate this process.

We filed a 510(k) submission in March 2009 and received written FDA clearance on April 1, 2009. The unit is classified as a Class II device by the FDA.

A summary of the features of the wall unit include:

•
Minimal Human Interaction . The wall-mounted FMS provides a small internal reservoir that keeps surgical waste isolated from medical personnel and disposes the medical waste directly into the hospital sanitary sewer with minimal medical personnel interaction. This minimal interaction is facilitated by the automated electronic controls and computerized LCD touch-screen allowing for simple and safe single touch operation of the FMS.

•
Fluid Measurement . The FMS volume measurement allows for in-process, accurate measurement of blood/saline suctioned during the operative procedure, and eliminates much of the estimation of fluid loss currently practiced in the operating room. This will be particularly important in minimally invasive surgical procedures, where accounting for all fluids, including saline added for the procedure, is vital to the operation. The surgical team can view in real time the color of the extracted or evacuated fluid through the viewing window on the FMS.

•
Disposable Cleaning Kit . A single-use, disposable cleaning kit that is used for the automated cleaning cycle at the conclusion of each procedure prepares the FMS for the next use, reducing operating room turnover time. The cleaning kit includes a BioDrain proprietary cleaning fluid for cleaning the internal tubing, pathways and chamber within the FMS unit, and in-line filter and a disposable external manifold required for each surgical procedure. The cleaning solution bottle is attached to the FMS with a cleaning fluid adapter which is designed to mate with the special connector on the FMS. One manifold will be supplied with each bottle of cleaning fluid, attached to the bottle for user convenience in securing all consumables needed for each use of the FMS. The disposable cleaning fluid bottle collapses at the end of the cleaning cycle rendering it unusable; therefore it cannot be refilled with any other solution. The instructions for use clearly state that the FMS cleaning fluid, and only the FMS cleaning fluid, must be used with the FMS following each surgical case. The cleaning fluid is expected to be a substantial revenue generator for the life of the FMS.

•
Ease of Use . The FMS simply connects to the existing suction tubing from the operative field (causing no change to the current operative methods). Pressing the START button on the FMS touch screen causes the suction tip to operate similarly to preexisting systems, thereby minimizing the learning curve for operation at the surgical site.

•
Installation . We will arrange installation of the FMS products through a partnership or group of partnerships. Such partnerships will include, but not be limited to, distribution partners, manufacturer's representatives, hospital supply companies and the like. We will train our partners and standardize the procedure to ensure the seamless installation of our products. The FMS is designed for minimal interruption of operating room and surgical room utilization. Plug-and-play features of the design allow for almost immediate connection and hook up to hospital utilities for wall-mounted units allowing for quick start-up post-installation.

•
Sales Channel Partners . We expect the FMS will be sold to end-users through a combination of independent stocking distributors, manufacturer’s representatives and, possibly later, direct sales personnel. We intend for all personnel involved in direct contact with the end-user will have extensive training and will be approved by BioDrain. We plan to maintain exclusive agreements between BioDrain and the sales channel partners outlining stocking expectations, sales objectives, target accounts and the like. Contractual agreements with the sales channel partners will be reviewed on an annual basis and expect that such agreements will contain provisions allowing them to be terminated at any time by BioDrain based on certain specified conditions.

•
Competitive Pricing . Estimated selling price is expected to be in the range of $15,000 - $18,000 per system (one per operating room - installation extra) and $15 - $20 per unit retail for the proprietary cleaning kit to the U.S. hospital market. The distributor or channel partner then sets the final retail price based on quantity discounts for multiple installations.

Patents and Intellectual Property

The Company spent approximately $10,000 in the year ended December 31, 2010 and approximately $71,000 in the year ended December 31, 2009 on Research and Development Expense.

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

In June 2008, we completed and executed an agreement with Marshall C. Ryan, the named inventor of the Patents, to secure exclusive ownership of the Patents. In exchange for the transfer of his ownership interests in the Patents, we paid Mr. Ryan a combination of cash and warrants, agreed to pay him 4% royalty on FMS sales for the life of the Patents and agreed to make additional payments if there is a change in control of the Company (defined in the agreement as either 50% or more of the Company’s outstanding stock or substantially all of its assets being transferred to one independent person or entity). At the signing of the agreement, we paid Mr. Ryan $75,000 and agreed to pay Mid-State Stainless, Inc., a corporation wholly owned by Mr. Ryan, an additional $100,000 payment on June 30, 2009 for past research and development activities. We also granted Mr. Ryan a warrant to purchase 150,000 shares of our common stock at a price of $.35 per share. The warrant has a term of five years, ending on June 30, 2013. Should there be a change in control of the Company, we will pay Mr. Ryan a total of $2 million to be paid out over the life of the U.S. patent if the change in control occurs within 12 months of the first sale of any products, or $1 million to be paid out over the life of the U.S. patent if the change in control occurs between 12 and 24 months of the first sale of any products, or $500,000 to be paid out over the life of the U.S. patent if the change in control occurs between 24 and 36 months of the first sale of any product. The first royalty payment, of approximately $600 was issued in March 2011 for all revenue-to-date on the sales of Streamway™ systems.

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

We filed a divisional application with the U.S. Patent Office with claims directed to the method of use of the Ryan Embodiment. We also filed a Continuation-In-Part (CIP) application to cover additional features and functionalities of our FMS. Additionally, we filed an application for patent with the Canadian patent and received a notice of allowance in January 2011 indicating that the Canadian patent will issue near term.

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

Solidifying Gel Powder

The market potential for solidifying gel was estimated by industry publications at over $100 million in 2002. This market is not yet fully realized, but many hospitals, responding to increased concerns over inadvertent worker exposure to liquid waste, are converting to this technology. There have been many reports (Allina and Fairview to name two Minneapolis-based health systems) of nursing contracts containing language that requires the facilities to use gels after every procedure. We are aware that at a large healthcare facility in Minneapolis, Minnesota, routine usage of gel increased annual operating room expenditures by $63,000, based on 14,000 procedures done in 2006. It is clear that solidifying gels, while not providing complete freedom from exposure to workers does present a level of safety and peace of mind to the healthcare workers who handle gel-treated canisters. While several gel manufacturers proclaim that sterility of the contents is achieved with the use of their product, protocols continue to recommend that the red-bag procedure is followed when using these products. One significant drawback of the solidifying gels is that they increase the weight of the materials being sent to the landfill by a factor of five to seven times, resulting in a significant cost increase to the hospitals that elect to use the products.

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

On a related note, many countries are struggling with landfills within their own borders, and a thriving and growing biohazardous/infectious waste disposal business is emerging. The inevitable disputes connected with such a highly-charged and potentially politically sensitive topic have developed, particularly in Europe and the former Soviet Republics, over the disposition and disposal of these infectious wastes. Such disputes have also arisen in the U.S. as states lacking landfill capacity (New Jersey, for example) seek to offload their medical waste on less populous states or those which lack stringent enforcement.

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

A hidden but very real and considerable handling cost is the cost of an infectious fluid exposure. A July 2007 research article published in Infection Control Hospital Epidemiology concluded that “Management of occupational exposures to blood and bodily fluids is costly; the best way to avoid these costs is by prevention of exposures.” According to the article, hospital management cost associated with occupational blood exposure can, conservatively, be more than $4,500 per exposure. Because of privacy laws, it is difficult to obtain estimates of exposure events at individual facilities; however, in each exposure the worker must be treated as a worst case event. This puts the healthcare worker through a tremendous amount of personal trauma, and the health care facility through considerable expense and exposure to liability and litigation.

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

Competitive Products

Disposable canister system technology for fluid management within the operating room has gone virtually unchanged for decades. As concern for the risk of exposure of healthcare workers to bloodborne pathogens, and the costs associated with canister systems has increased, market attention has increasingly turned toward fluid management. The first quarter of 2001 saw the introduction of three new product entries within the infectious material control field. Stryker Instruments introduced the “NeptuneTM” system, offering a combination of bio-aerosol and fluid management in a portable two piece system; Waterstone Medical (now DeRoyal) introduced the “Aqua BoxTM ” stationary system for fluid disposal; and Dornoch Medical Systems, Inc. introduced the “Red AwayTM” stationary system for fluid collection and disposal. All companies, regardless of size, have their own accessory kits. For purposes of comparison, based on information obtained from a surgical center in Minnesota, the Stryker Neptune system’s estimated cost per procedure is more than $15 (including single-use-manifold plus cleaning solution).

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

Pricing

We believe prices for the FMS and its disposable cleaning kit reflect a substantial cost savings to hospitals compared to their long-term procedure costs. Our pricing strategy should ensure that the customer realizes actual cost savings when using the FMS versus replacing traditional canisters, considering the actual costs of the canisters and associated costs such as biohazard processing labor and added costs of biohazard waste disposal. Suction tubing that is currently used in the operating room will continue to be used with our system and should not be considered in the return on investment equation. An argument could be made that our system produces waste through the disposable cleaning solution bottle. However, our cleaning solution’s bottle is completely recyclable, and the anticipated selling price of the fluid is built into our cost analysis. In contrast, an operation using traditional disposal methods will often produce multiple canisters destined for biohazard processing. Biohazard disposal costs are estimated by Outpatient Surgery Magazine to be 5 times more per pound to dispose of than regular waste ( Outpatient Surgery Magazine , April 2007). Once the canister has touched blood, it is considered “red bag” biohazard waste, whereas the cleaning fluid bottle used in our system can be recycled or disposed with the rest of the facility’s plastics.

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

Engineering and Manufacturing

We are currently have arrangements with two contract manufacturers with ISO 13485 certification to manufacture FDA approved products and we believe there are a number of additional contract manufacturers with similar capability. Although we are in the early stages of manufacturing with both of these suppliers their capabilities appear to be adequate to serve our future needs.

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

Employees

We currently have three full-time employees: a Chief Executive Officer/Chief Financial Officer; a Chief Operating Officer; and a Director of Product Management. In addition, we use contractors and consultants to supplement our functional needs. We will seek to add additional employees in sales and marketing, operations, product development and other areas as we grow and penetrate the market. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes. We believe that our relations with our employees are good.

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

ITEM 3. LEGAL PROCEEDINGS.

In April 2009, Gerald Rice, a former officer of the Company made a formal demand for payment of past wages and threatened to sue the company for in excess of $100,000 if we did not meet his demand. Settlement discussions commenced but the parties were unable to reach an agreement. Thereafter, Mr. Rice filed a lawsuit in Minnesota state court, Dakota County alleging claims for breach of contract and unpaid wages. The Company and Mr. Rice signed a settlement agreement and general release dated July 22, 2010, whereby the Company will pay Mr. Rice $130,000 over a period of several months with monthly amounts dependent on our success in raising a minimum of $500,000. An initial payment of $15,000 was paid by our insurance company on July 22, 2010. We are not a party to any other pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations or financial condition and are not aware of any threatened or contemplated proceeding by any governmental authority against our company. To our knowledge, we are not a party to any pending civil or criminal action or investigation.

ITEM 4. REMOVED AND RESERVED.

Executive Officers of the Registrant

The following table identifies our current executive officers and directors:

Name	Age	Position Held

Lawrence W. Gadbaw	73	Chairman of the Board of Directors

Kevin R. Davidson	51	President, Chief Executive Officer, Chief Financial Officer and Director

Chad A. Ruwe	46	Chief Operating Officer and Director

Peter L. Morawetz	83	Director

Thomas J. McGoldrick	69	Director

Andrew P. Reding	41	Director

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

Chad A. Ruwe, Chief Operating Officer . Mr. Ruwe became our Executive Vice President of Operations in 2008 and Chief Operating Officer in 2009. He has over 20 years experience in global business leadership in critical fluid management industries focused on containment, management, and delivery of highly toxic and corrosive fluids. From 2002 to 2007 he held several senior management positions with Entegris, Inc., including General Manager of NT International, a wholly owned subsidiary of Entegris, Vice President of the Fluid Handling Systems business, Vice President of the Semiconductor business and Vice President & General Manager of the Liquid Micro-Contamination business. From 1996 to 2002, Mr. Ruwe was with Tescom Corporation (now part of Emerson’s Climate Technologies Group) serving as Vice President & General Manager of the High Purity Controls Division and Hankuk Tescom, Ltd., an assembly and test facility in South Korea. Mr. Ruwe held several management level positions at Parker Hannifin Corporation from 1987 to 1996. Mr. Ruwe has previously served on the board of directors for two early stage venture start-ups. He holds a Master of Science degree in Management, specializing in Operations Research, from the University of Alabama, Huntsville, and he received his Bachelor of Science degree in Mechanical Engineering, specializing in Fluid Dynamics, from The Ohio State University in Columbus, Ohio.

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

In 2005, we issued warrants to purchase 2,993 shares of our common stock at $1.67 per share to each of Debbie Heitzman, Mary Wells Gorman and David Feroe for their services on the Medical Advisory Board. These warrants expired August 31, 2010.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “BIOR” on the OTCQB since November 16, 2009, and was quoted on the OTCBB from November 16, 2009 through July 21, 2010 and from December 29, 2010 through the present date.  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB and OTCQB.  The sale prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2010	$0.17	$0.10
September 30, 2010	$0.38	$0.12
June 30, 2010	$0.90	$0.12
March 31, 2010	*	*

December 31, 2009	*	*
September 30, 2009	*	*
June 30, 2009	*	*
March 31, 2009	*	*

* Our common stock had no active trading market until April 2010.

As of March 25, 2011, the closing bid price for shares of our common stock was $.07 per share on the OTCBB.

Holders

As of March 25, 2011, there were approximately 155 shareholders of record of our Common Stock.  Our Common Stock is traded on the Over The Counter Bulletin Board (OTCBB) and the OTCQB segment of Pink Markets, Inc.

Dividend Policy

We follow a policy of retaining earnings, if any, to finance the expansion of our business. We have not paid, and do not expect to declare or pay, cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 is incorporated herein by reference to the sections entitled “Principal Shareholders and Management Shareholdings” and “Equity Compensation Plan Information,” which appear in our definitive proxy statement for our 2011 Annual Meeting of Shareholders. Also see Item 12 below.

Purchases of Equity Securities by the Company

None.

Recent Sales of Unregistered Securities

On November 16, 2010, the Company issued 75,000 restricted shares, with a value of $.15 per share, to each of  four members of the board of directors and also issued an option to purchase 85,000 shares at $.15 per share to the Chairman of the Board as compensation for their services on the board.

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

Since inception, we have been unprofitable. We incurred a net loss of approximately $1,353,000 for the fiscal year ended 2010 and a net loss of approximately $2,892,000 for the fiscal year ended December 31, 2009. As of December 31, 2010, we had an accumulated deficit of approximately $7,382,000. As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

We have focused on finalizing our production processes and obtaining final FDA clearance to sell our product to the medical facilities market. FDA final clearance was obtained on April 1, 2009.  We intend to sell the FMS through experienced, independent medical distributors and manufacturer’s representatives, who we believe will enhance acceptability of the FMS in the market. We have signed agreements with independent sales representatives and product installation organizations and are conducting training sessions, but we continue to recruit more independent sales representatives and installation companies to meet our potential future needs. We achieved our first billable shipment in June 2009 and anticipate several orders during the first half of 2010.  Since our FDA clearance to sell our FMS product was only received on April 1, 2009, it is too early to know with a high degree of confidence how quickly, and in what amounts, new orders will develop.

Since we do not expect to generate sufficient revenues in 2011 to fund our capital requirements, our capital needs for the next 12 months are expected to be approximately $3 million even though we plan to use outside third party contract manufacturers to produce the FMS and independent sales representatives to sell the FMS. Our future cash requirements and the adequacy of available funds will depend on our ability to sell our FMS and related products now that FDA final clearance has been obtained. We expect that we will require additional funding to finance operating expenses and to enter the international marketplace.

As of December 31, 2010, we have funded our operations through a bank loan of $41,400, an equity investment of $68,000 from the Wisconsin Rural Enterprise Fund (“WREF”) and $30,000 in early equity investment from several individuals. WREF had also previously held debt in the form of three loans of $18,000, $12,500 and $25,000. In December 2006, WREF converted two of the loans totaling $37,500 into 43,000 shares of our Common Stock.  In August 2006, we secured a $10,000 convertible loan from one of our vendors. In February 2007, we obtained $4,000 in officer and director loans and in March 2007, we arranged a $100,000 convertible note from two private investors. In July 2007, we obtained a convertible bridge loan of $170,000. In June 2008, we paid off the remaining $18,000 loan from WREF and raised approximately $1.6 million through our October 2008 financing. The $170,000 convertible bridge loan and the $4,000 in officer and director loans were converted into shares of the Company’s Common Stock in October 2009.  During 2009 we raised an additional $725,000 in a private placement of stock units and/or convertible debt, with each stock or debt unit consisting of, or converting into, respectively, one share of our Common Stock, and a warrant to purchase one share of our Common Stock at $.65 per share. In 2010 we raised approximately $605,000 from the issuance of convertible debt and approximately $220,000 from the sale of Units of stock and warrants.  The conversion price on the debt and the Unit price of the stock and warrants ranged from $.10 to $.65 per share.

Related Party Transactions

The Company entered into agreements in 2008, with our Chairman of the Board Lawrence Gadbaw, and in 2009 with board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Mr. Morawetz $30,000 upon the Company raising $3 million in new equity. Mr. Gadbaw will also be paid the balance, if any, due under his separation agreement from 2008. This amount was $46,000 upon signing the agreement in 2008, is payable at $2,000 per month, and $12,000 remains in accounts payable as of December 31, 2010. Mr. Morawetz will also receive a stock option for 75,000 shares at $.35 per share and Mr. Gadbaw will receive a stock option for 160,000 shares at $.35 per share upon the Company raising $3 million.

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

Revenue Recognition   We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements , as amended by Staff Accounting Bulletin No. 104 (together, SAB 101) and ASC 605- Revenue Recognition .

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

Stock-Based Compensation.   Effective January 1, 2006, we adopted ASC 718- Compensation-Stock Compensation (“ASC 718”).  Under ASC 718 stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after January 1, 2006 and unvested awards outstanding at January 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at January 1, 2006, are being recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures, using a straight-line method. We elected the modified-prospective method in adopting ASC 718 under which prior periods are not retroactively restated.

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

Because we do not have significant historical trading data on our Common Stock we relied upon trading data from a composite of 10 medical companies traded on major exchanges and 15 medical companies traded on the OTCBB to help us arrive at expectations as to volatility of our own stock when public trading commences. Likewise, we have no history of option and warrant exercises because there was no liquidity in our stock as a private company and we were required to make a significant judgment as to expected option and warrant exercise patterns in the future regarding employee and director options and warrants.  In the case of options and warrants issued to consultants and investors we used the legal term of the option/warrant as the estimated term unless there was a compelling reason to use a shorter term. The measurement date for employee and non-employee options and warrants is the grant date of the option or warrant.  The vesting period for options that contain service conditions is based upon management’s best estimate as to when the applicable service condition will be achieved. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See “Note 3 – Stock-Based Compensation”   in Notes to Financial Statements of this Annual Report on Form 10-K for additional information.

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

Since our Common Stock has no significant public trading history we were required to take an alternative approach to estimating future volatility and the future results could vary significantly from our estimates.  We compiled historical volatilities over a period of 2-7 years of 15 small-cap medical companies traded on major exchanges and ten medical companies in the middle of the market cap size range on the Over The Counter Bulletin Board (“OTCBB”) and combined the results using a weighted average approach.  In the case of standard options to employees we determined the expected life to be the midpoint between the vesting term and the legal term.  In the case of options or warrants granted to non-employees we estimated the life to be the legal term unless there was a compelling reason to make it shorter.

Valuation of Intangible Assets    We review identifiable intangible assets for impairment in accordance with ASC 360- Property Plant and Equipment (“ASC 360”), whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our intangible assets are currently solely the costs of obtaining trademarks and patents.  Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management's best estimate of the related risks and return at the time the impairment assessment is made.

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

Recent Accounting Developments

See “Note 1 -  Summary of Significant Accounting Policies - Recent Accounting Developments” in Notes to Financial Statements of this Annual Report on Form 10-K.

Results of Operations

Comparison of Fiscal Year Ended December 31, 2010 with Fiscal Year Ended December 31, 2009

Revenue. We recorded revenue of $15,737 in 2009 compared to $288 in 2010.  We received approval from the FDA on April 1, 2009 to commence sales and marketing activities of the patented Streamway FMS system and recorded its first shipment in June 2009.  Since the system was first approved for sale during 2009 there was no revenue in 2008 or prior years, and there was no significant revenue in 2010 primarily due to lack of funds to build and ship the products.

General and Administrative expense. General and administrative expense consists of, management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and administrative expense increased to $1,874,000 for the year ended December 31, 2010 from $1,598,000 for the year ended December 31, 2009. General and administrative expense increased primarily due to an increase of $62,000 in compensation expense resulting from a settlement with our former chief financial officer, an increase of $118,000 in legal fees and an increase of $618,000 in stock based consulting expense. These increases were offset, in large part, by a reduction of $355,000 in stock based registration payment expense and a $76,000 reduction in cash based consulting expense. Registration payment expense did not continue to accrue after October 19, 2009 because the SEC declared the S-1 registration statement effective on that date. We anticipate that general and administrative expense will increase in absolute dollars in 2011 as we incur increased costs associated with a growing company, of adding personnel, paying market rate salaries, proceeding from the development phase to the operating phase, and complying with public reporting obligations.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the Company’s current stage.

Operations expense, including product development expense, decreased to $277,000 in the year ended December 31, 2010 compared to $447,000 in the year ended December 31, 2009, primarily due to a $55,000 decrease in stock based compensation expense, a $64,000 decrease in consulting and testing expenses and a $61,000 decrease in product development expense. The reduction in stock based compensation was due to a large restricted stock grant in 2009 that was not repeated in 2010 and the reductions in testing, consulting and product development expenses were due to the completion of testing and FDA approval in 2009.

Sales and marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expense declined to $200,000 in 2010 compared to $407,000 in 2009 as a result of a $72,000 reduction in stock based compensation, a $41,000 reduction in salaries and a $85,000 reduction in travel, entertainment, marketing supplies and trade shows.  The Company drastically curtailed spending on sales and marketing activities during 2010 due to limited cash but expects this expense to increase significantly in 2011 provided we are successful in raising significant additional capital.

Interest expense. Interest expense increased to $147,000 in the year ended December 31, 2010 from $79,000 in the year ended December 31, 2009, primarily due to a substantial increase in interest bearing convertible debt.

Loss (gain) on valuation of equity-linked financial instrument. The Company realized a gain of $1,145,000 on valuation of equity-linked financial instruments in 2010 compared to a loss of $370,000 in 2009 primarily as a result of a reduction in the market value of the underlying common stock as well as becoming closer to the average maturity of the instruments. The gain or loss in this account in the future will largely depend on the price performance of our stock in the future.

Liquidity and Capital Resources

We had a cash balance of $9,383 as of December 31, 2010 and $16,632 as of December 31, 2009. Since our inception, we have incurred significant losses, and as of December 31, 2010, we had an accumulated deficit of approximately $7,382,000. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations expense, including product development expense, sales and marketing and general and administrative expenses will increase, and as a result, we will need to generate significant revenue to achieve profitability.

Through December 31, 2010, our operations have been funded through a bank loan in the original amount of $41,400, a private party loan totaling $10,000, convertible debt in the amounts of $1,126,000 and equity investments totaling approximately $2,537,000. The $170,000 in convertible debt from 2007 was converted into 620,095 shares of our Common Stock as of October 19, 2009.  As of December 31, 2010, we had accounts payable of $769,000 and accrued liabilities of $499,000.

Net cash used in operating activities was $821,000 for 2010 as compared with net cash used of $1,310,000 for 2010. The $489,000 reduction in cash used in operating activities was largely due to a $1,540,000 reduction in the net loss in 2010, compared to 2009, offset by a reduction of $1,582,000 in non-cash expenses compared to 2009.

Cash flows used in investing activities was zero for 2010 and 2009.  The company has not spent cash in investing activities since 2008 when  $42,000 in cash was used in investing activities consisting of $30,000 in investments in intellectual property and $12,000 in purchases of furniture.

Net cash provided by financing activities was $813,000 for 2010 as compared to net cash provided by financing activities of $863,000 for 2009. The decrease in 2010 was primarily the result of conversion of debt into equity in 2009 and selling only $220,000 in common stock in 2010 compared to $625,000 in 2009. This was offset, in part, by an increase of $504,000 in convertible debt net of repayments in 2010.

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

Our financial statements and supplementary data are included on pages F-1 to F-15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing and detecting misstatements on a timely basis. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. It is possible to design into the process safeguards to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the auditor attestation requirement.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2010 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Other than the information included in this Form 10-K under the heading “Executive Officers of the Registrant,” which is set forth at the end of Part I, the information required by Item 10 is incorporated by reference to the sections labeled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” all of which appear in our definitive proxy statement for our 2011 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “2010 Director Compensation,” and “Compensation Committee,” all of which will appear in our definitive proxy statement for our 2011 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the sections entitled “Principal Shareholders and Management Shareholdings” and “Equity Compensation Plan Information,” which will appear in our definitive proxy statement for our 2011 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance — Independence” and “Certain Transactions,” which will appear in our definitive proxy statement for our 2011 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the section entitled “Audit Fees,” which will appear in our definitive proxy statement for our 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)    Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

•	Report of Independent Registered Public Accounting Firm dated March 31, 2011;

•	Balance Sheets as of December 31, 2010 and December 31, 2009;

•	Statements of Operations for the Fiscal Years Ended December 31, 2010 and December 31, 2009 and from April 23, 2002 (Inception) to December 31, 2010;

•	Statements of Stockholders’ Equity from April 23, 2002 (Inception) to December 31, 2010;

•	Statements of Cash Flows for the Fiscal Years Ended December 31, 2010 and December 31, 2009 and from April 23, 2002 (Inception) to December 31, 2010; and

•	Notes to Financial Statements.

(2) Financial Statement Schedules

The following financial statement schedule is filed with this Annual Report on Form 10-K and can be found following the Notes to Financial Statements:

•	Schedule II—Valuation and Qualifying Accounts.

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

Dated:  March 31, 2011

BioDrain Medical, Inc.

By	/s/ Kevin R. Davidson
President, Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

 Each person whose signature appears below constitutes KEVIN R. DAVIDSON his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Lawrence W. Gadbaw	Chairman of the Board of Directors	March 31, 2011

/s/ Kevin R. Davidson	President, Chief Executive Officer, Chief Financial	March 31, 2011
Officer and Director (principal executive officer and principal financial and accounting officer)

/s/ Thomas J. McGoldrick	Director	March 31, 2011

/s/ Peter L. Morawetz	Director	March 31, 2011

/s/ Andrew P. Reding	Director	March 31, 2011

/s/ Chad A. Ruwe	Director	March 31, 2011

EXHIBIT INDEX
BIODRAIN MEDICAL, INC.
FORM 10-K
Exhibit No .	Description

3.1*	Articles of Incorporation as amended
3.2*	Corporate Bylaws as amended
14.1*	Code of Ethics
23.1*	Consent of Olsen Thielen & Co., Ltd.
31.1*	Certification of principal executive officer required by Rule 13a-14(a).
31.2*	Certification of principal financial officer required by Rule 13a-14(a).
32.1*	Section 1350 Certification.

* Filed herewith.

The audited financial statements for the periods ended December 31, 2010, December 31, 2009 and Inception through December 31, 2010 are included on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
BioDrain Medical, Inc.
Mendota Heights, MN

We have audited the accompanying balance sheets of BioDrain Medical, Inc. (a development stage company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from April 23, 2002 (inception), to December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioDrain Medical, Inc. (a development stage company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and from April 23, 2002 (inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

Olsen Thielen & Co., Ltd.

St. Paul, Minnesota
March 31, 2011

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$9,383	$16,632
Accounts receivable	-	15,737
Prepaid expense and other assets	8,126	3,801
Restricted cash in escrow (See Note 4)		103,333
Total Current Assets	17,509	139,503

Fixed assets, net	6,831	9,260
Intangibles, net	141,532	141,532

Total Assets	$165,872	$290,295

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of long term debt (See Note 8)	$10,267	$13,620
Current portion of convertible debt (See Note 8)	56,000	50,000
Accounts payable	768,720	814,137
Shares due investors under registration payment arrangement	-	355,124
Accrued expenses	498,707	201,490
Total Current Liabilites	1,333,694	1,434,371

Long term debt and convertible debt, net of discounts of $109,310 and $44,873 (See Notes 7 and 8)	1,006,789	126,108

Liability for equity-linked financial instruments (See Note 10)	14,946	1,071,847

Stockholders’ Deficit:
Common stock, $.01 par value, 80,000,000 authorized, 14,002,290 and 11,383,211 outstanding	140,023	113,831
Additional paid-in capital	5,052,497	3,573,506
Deficit accumulated during development stage	(7,382,077)	(6,029,368)
Total Shareholder' Deficit	(2,189,557)	(2,342,031)

Total Liabilities and Shareholders' Deficit	$165,872	$290,295

See Notes to Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Period From
			April 23, 2002
			(Inception)
	Twelve Months Ended December 31,		To December 31,
	2010	2009	2010
Revenue	$288	$15,737	$16,025

Cost of goods sold	140	7,000	7,140

Gross margin	148	8,737	8,885

General and administrative expense	1,874,465	1,598,286	5,902,892

Operations expense	276,998	447,000	1,177,872

Sales and marketing expense	199,593	407,101	655,769

Interest expense	147,093	78,938	436,733

Loss (gain) on valuation of equity-linked financial instruments	(1,145,292)	369,642	(782,304)

Total expense	1,352,857	2,900,967	7,390,962

Net loss available to common shareholders	$1,352,709	$2,892,230	$7,382,077

Loss per common share basic and diluted	$0.11	$0.31	$2.05

Weighted average shares used in computation, basic and diluted	12,771,683	9,475,369	3,605,195

See Notes to Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
PERIOD FROM APRIL 23, 2002 (INCEPTION)
To December 31, 2010

	Shares	Amount	Paid in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)	598,549	$5,985	$4,015	$-	$10,000
					-
Issuance of common 10/23/02, $1.67/share	2,993	30	4,970		5,000
Net loss				(51,057)	(51,057)
Balance 12/31/02	601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)	23,942	239	161		400
Issuance of common 6/11&12,$1.67 (3)	21,548	216	34,784		35,000
Net Loss				(90,461)	(90,461)
Balance 12/31/03	647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)	6,567	66	44		110
Net Loss				(90,353)	(90,353)
Balance 12/31/04	653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)	14,964	150	100		250
Vested stock options and warrants			2,793		2,793
Net Loss				(123,852)	(123,852)
Balance 12/31/05	668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16 & 8/8, $.0167 (6)	86,869	869	582		1,451
Issuance of common 10/19 & 23, $.0167 (7)	38,906	389	261		650
Issuance of common 12/01, $1.67 (8)	28,739	287	44,523		44,810
Vested stock options and warrants			13,644		13,644
Net Loss				(273,026)	(273,026)
Balance 12/31/06	823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ 1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11 to 9/30, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)
Issuance of common due to antidilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations
services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)

Cumulative effect of adoption of EITF 07-5			(486,564)	6,654	(479,910)
Vested stock options and warrants			111,835		111,835
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in April 2009, $.50	700,000	7,000	343,000		350,000
Shares issued under PPM in May 2009, $.50	220,000	2,200	107,800		110,000
Shares issued under PPM in June 2009, $.50	50,000	500	24,500		25,000
Shares issued under PPM in August 2009, $.50	80,000	800	39,200		40,000
Shares issued under PPM in September 2009, $.50	150,000	1,500	73,500		75,000
Shares issued to directors, management and consultant in August 2009, $.50	797,810	7,978	390,927		398,905
Shares issued to finder in September 2009, $.50	100,000	1,000	49,000		50,000
Capital contributions resulting from waivers of debt			84,600		84,600
Value of equity-linked financial instruments issued in connection with PPMs			(222,296)		(222,296)
Value of equity instruments issued with debt			30,150		30,150
Shares issued to consultant for fund raising	30,000	300	(300)		-
Shares issued under PPM in November 2009, $.50	50,000	500	24,500		25,000
Shares issued upon conversion of debt and interest, $.27	935,446	9,354	247,100		256,454
Shares issued upon conversion of shareholder note, $.35	14,024	140	4,766		4,906
Net Loss				(2,892,230)	(2,892,230)
Balance 12/31/09	11,383,121	$113,830	$3,573,507	$(6,029,368)	$(2,342,030)

Shares issued in March 2010 under PPM, $.50	174,550	1,746	85,529		87,275
Shares issed to consultants for IR and consulting, $.50	374,090	3,741	183,304		187,045

Value of equity instruments issued for consulting services			354,602		354,602
Value of equity-linked financial instruments issued in connection with PPM in first quarter			(25,553)		(25,553)
Shares issued in April 2010 under PPM, $.50	180,000	1,800	88,200		90,000
Shares issed in May 2010 to consultant, $.50	12,850	129	6,296		6,425
Shares issued in May 2010 to 2008 investors as a penalty for late registration of 4,552,862 shares, $.50	710,248	7,102	348,022		355,124
Value of equity instruments issued with debt			119,474		119,474
Value of equity-linked financial instruments issued in connection with PPM in second quarter			(31,332)		(31,332)
Value of equity-linked financial instruments issued in connection with PPM in third quarter			(31,506)		(31,506)

Shares issued in September 2010 under PPM, $.10	250,000	2,500	22,500		25,000
Shares issued to consultants in third quarter at $.22 per share	488,860	4,889	102,660		107,549
Shares issued, November 2010, upon exercise of warrants at $.135 per share	128,571	$1,286	16,071		17,357
Shares issued to directors as compensation at $.15 per share	300,000	$3,000	42,000		45,000
Vested stock options			172,989		172,989
Equity instruments issued to consultants in fourth quarter			26,234		26,234
Net Loss				(1,352,709)	(1,352,709)
Balance 12/31/2010	14,002,290	$140,023	$5,052,497	$(7,382,077)	$(2,189,557)

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

See Notes to Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			April 23,
			2002
	Twelve Months		(Inception)
	Ended December 31,		To December 31,
	2010	2009	2010
Cash flow from operating activities:
Net loss	$(1,352,709)	$(2,892,230)	$(7,382,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,429	3,042	6,390
Vested stock options and warrants	172,489	111,835	729,642
Equity instruments issued for management and consulting	726,854	448,905	1,263,259
Stock based registration payments	-	355,124	355,124
Conversion of accrued liabilites to capital	-	84,600	560,998
Amortization of debt discount	55,037	11,435	173,253
(Gain)Loss on valuation of equity-linked instruments	(1,145,292)	369,642	(782,304)
Changes in assets and liabilities:
Accounts receivable	15,737	(15,737)	-
Prepaid expense and other	(4,325)	4,173	(8,126)
Notes payable to shareholders	-	(4,000)	(14,957)
Accounts payable	411,883	316,987	1,226,021
Accrued expenses	297,216	(103,761)	498,707
Net cash used in operating activities:	(820,680)	(1,309,985)	(3,374,070)

Cash flow from investing activities:
Purchase of fixed assets	-	-	(12,258)
Purchase of intangibles	-	-	(142,495)
Net cash used in investing activities	-	-	(154,753)

Cash flow from financing activities:
Proceeds from long term and convertible debt	604,800	100,000	1,126,305
Repayment of convertible debt	(100,000)	(170,000)	(100,000)
Principal payments on long term debt	(14,334)	(13,581)	(286,264)
Restricted cash in escrow	103,333	60,000	-
Debt converted to common stock	-	174,000	174,000
Accrued interest converted to stock	-	87,360	87,360
Issuance of common stock	219,632	625,000	2,536,805
Net cash provided by (used in) financing activities	813,431	862,779	3,538,206

Net increase (decrease) in cash	(7,249)	(447,206)	9,383
Cash at beginning of period	16,632	463,838	-
Cash at end of period	$9,383	$16,632	$9,383
Non cash transactions:
Conversion of accounts payable to convertible debt	$457,299	$0	$457,299

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

Although management has hired investment bankers to raise capital in the past, with little success, we continue to work with a number of consultants and advisors to raise up to $3 million by the end of 2011.  Although our ability to raise this new capital is in substantial doubt we received $825,000 and $725,000, respectively, through private placements of equity and convertible debt in 2010 and 2009, and our April 1, 2009 510(k) clearance from the FDA to authorize us to market and sell our FMS products is being received very positively.  If the Company is successful in raising at least $3 million in new equity we will have sufficient capital to operate our business and execute our business plan for at least the next 12 months. If the Company raises the additional capital by issuing additional equity securities its shareholders could experience substantial dilution.

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

We reviewed all other significant newly issued aaccounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of our operations.

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

Advertising

Advertising costs are expensed as incurred. Total advertising expenses were approximately $0 for 2010 and $1,600 in 2009.

Research and Development

Research and development costs are charged to operations as incurred.  Research and development costs were approximately $10,000 and $71,000 in 2010 and 2009, respectively.

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

Income Taxes
The Company accounts for income taxes in accordance with ASC 740- Income Taxes(“ASC 740”) . Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company reviews income tax positions expected to be taken in income tax returns to determine if there are any income tax uncertainties. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by taxing authorities, based on technical merits of the positions. The Company has identified no income tax uncertainties.

Tax years subsequent to 2006 remain open to examination by federal and state tax authorities.

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

Subsequent Events
The Company has evaluated any subsequent events through the date of this filing.  The Company has raised $150,000 through the issuance of convertible debt and warrants and has also raised $543,000 through the sale of stock Units, including common stock and warrants, during the three months ended March 31, 2011.  The Company does not believe there are other subsequent events that require disclosure.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS
The Company was formed April 23, 2002. Since inception to December 31, 2010, 14,002,290 shares have been issued between par value and $1.67.  Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, sales and marketing and administrative services.

NOTE 3 – STOCKHOLDERS’ DEFICIT, STOCK OPTIONS AND WARRANTS
In connection with the financing completed in October 2008, the Company has effected two reverse stock splits, one on June 6, 2008 and another on October 20, 2008. In accordance with SAB Topic 4C, all stock options and warrants and their related exercise prices are stated at their post-reverse stock split values.

The Company has an equity incentive plan, which allows issuance of incentive and non-qualified stock options to employees, directors and consultants of the Company, where permitted under the plan. The exercise price for each stock option is determined by the board of directors. Vesting requirements are determined by the board of directors when granted and currently range from immediate to three years. Options under this plan have terms ranging from three to ten years. The Company will issue shares upon exercise of options, if any, and payment for the shares.

Accounting for share-based payment
Effective January 1, 2006, we adopted ASC 718- Compensation-Stock Compensation (“ASC 718). Under ASC 718 stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after January 1, 2006 and unvested awards outstanding at January 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at January 1, 2006, are being recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures, using a straight-line method. We elected the modified-prospective method in under which prior periods are not retroactively restated.

ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model or other acceptable means. We use the option valuation model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements, the expected dividend rate and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future.

Since our company stock has no significant public trading history, and we have experienced limited option exercises in our history, we were required to take an alternative approach to estimating future volatility and estimated life and the future results could vary significantly from our estimates.  We compiled historical volatilities over a period of 2-7 years of 15 small-cap medical companies traded on major exchanges and 10 medical companies in the middle of the size range on the OTC Bulletin Board and combined the results using a weighted average approach.  In the case of ordinary options to employees we determined the expected life to be the midpoint between the vesting term and the legal term.  In the case of options or warrants granted to non-employees we estimated the life to be the legal term unless there was a compelling reason to make it shorter.

When an option or warrant is granted in place of cash compensation for services we deem the value of the service rendered to be the value of the option or warrant. In most cases, however, an option or warrant is granted in addition to other forms of compensation and its separate value is difficult to determine without utilizing an option pricing model. For that reason we also use the option valuation model to value options and warrants granted to non-employees, which requires the input of significant assumptions including an estimate of the average period the investors or consultants will retain vested stock options and warrants before exercising them, the estimated volatility of our common stock price over the expected term, the number of options and warrants  that will ultimately be forfeited before completing vesting requirements, the expected dividend rate and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of stock-based consulting and/or compensation and, consequently, the related expense recognized.

Since we have no significant trading history in our stock and no first-hand experience with how these investors and consultants have acted in similar circumstances, the assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our equity-based consulting and interest expense could be materially different in the future.

Valuation and accounting for options and warrants
The Company determines the grant date fair value of options and warrants using a option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility and estimated term.  For grants during 2008 we used a 2.0 to 4.5% risk-free interest rate, 0% dividend rate, 53-66% volatility and estimated term of 2.5 to 7.5 years.  Values computed using these assumptions ranged from $.102 per share to $.336 per share.  Warrants or options awarded for services rendered are expensed over the period of service (normally the vesting period) as compensation expense for employees or an appropriate consulting expense category for awards to consultants and directors.  Warrants granted in connection with a common equity financing are included in stockholders’ equity, provided that there is no re-pricing provision that requires they be treated as a liability (See Note 10) and warrants granted in connections with a debt financing are treated as a debt discount and amortized using the interest method as interest expense over the term of the debt.  Warrants issued in connection with the $100,000 convertible debt, closed March 1, 2007, created a debt discount of $40,242 that is being amortized as additional interest over its 5 year term.  Warrants issued in connection with the $170,000 in convertible “bridge” debt, closed in July 2007, created a calculated debt discount of $92,700 that was fully expensed over its loan term that matured April 30, 2008.   The Company issued $100,000 in convertible debt in October 2009 and issued a warrant, in connection with the debt, for 200,000 shares at $.65 per share.  The Company determined that the warrant had an initial value of $30,150 that is treated as a debt discount and amortized as additional interest expense over the 24 month term of the note.  The value was determined using the Black-Scholes-Merton option valuation model with a 3 year expected life, a 54% expected volatility, a zero dividend rate and a 2.53% risk free interest rate. The company issued $598,800 in convertible notes in 2010 including $248,800 that also included warrants to buy common shares at a fixed price of $.20 to $.46 per share. The notes had an initial term of 18 months to 24 months and the company determined that the value of the warrants on the date of grant was approximately $138,000 using the Black-Scholes option valuation model. The value was determined using an expected warrant life of 3 years, a risk-free interest rate of .68% to 1.1% and a zero dividend rate. Approximately $32,000 was amortized as interest expense in 2010 related to these debt discounts.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	1.67	92,776	1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	1.67	121,278	1.04

Issued	1,243,292	0.20	5,075,204	0.45
Expired			(11,971)	3.76
Outstanding at December 31, 2008	1,291,174	0.26	5,184,511	0.45

Issued	205,000	0.37	2,188,302	0.65

Outstanding at December 31, 2009	1,496,174	0.27	7,372,813	0.49

Issued	2,210,000	0.17	3,435,662	0.34
Expired	(207,956)	0.43	(8,979)	1.67
Exercised			(128,571)	0.46

Outstanding at December 31, 2010	3,498,218	$0.19	10,670,925	$0.44

(1)	Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008.

At December 31, 2010, 3,498,218 stock options are fully vested and currently exercisable with a weighted average exercise price of $.19 and a weighted average remaining term of 7.38 years. There are 10,670,925 warrants that are fully vested and exercisable. Stock based compensation recognized in the year ended December 31, 2010 was $172,489 and for the year ended December 31, 2009 was $111,835.

The following summarizes the status of options and warrants outstanding at December 31, 2010:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options
$0.01	543,292	7.43
$0.15	2,060,000	9.60
$0.35	835,000	2.59
$0.50	30,000	1.37
$1.67	29,926	1.02
Total	3,498,218

Warrants
$0.01	200,000	4.94
$0.02	71,826	3.45
$0.10	800,000	2.17
$0.17	250,000	4.68
$0.20	200,000	2.98
$0.35	998,597	1.49
$0.46	6,275,039	1.05
$0.65	1,839,550	1.67
$1.67	35,913	0.95
Total	10,670,925

Stock options and warrants expire on various dates from June 2011 to November 2020.

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

Stock, Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of December 31, 2010 by year of grant:

Stock Options:
Year	Shares	Price
2006	23,941	$1.67
2007	5,985	.35-1.67
2008	1,243,292	.01-.35
2009	165,000	.35-.50
2010	2,060,000	.15
	3,498,218	$.01-1.67
Warrants:
Year	Shares	Price
2006	71,826	$.02-1.67
2007	28,502	.35
2008	4,946,633	.02-.46
2009	2,188,302	.35-.65
2010	3,435,662	.01-.65
Total	10,670,925	$.01-1.67

NOTE 4- RESTRICTED CASH IN ESCROW

Under the terms of the escrow agreement established in connection with the October 2008 financing, certain amounts were to be withheld to pay legal, accounting and placement agent fees as well as to pay for investor relations activities that commenced upon receiving an effective registration of the Company’s stock and an initial quotation on the OTC Bulletin Board.

During the fourth quarter of 2009, $60,000 was released to pay for investor relations activities. Additionally, $103,333 was released in 2010 to pay for investor relations and accounting expenses. There is no balance in the escrow account as of December 31, 2010.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:
			From
	Twelve Months Ended		April 23, 2002
	December 31,		(Inception) To
	2010	2009	December 31, 2010
Numerator
Net Loss available in basic and diluted calculation	$1,352,709	$2,892,230	$7,382,077

Denominator
Weighted average common shares oustanding-basic	12,771,683	9,475,369	3,605,195

Effect of dilutive stock options and warrants (1)	-	-	-

Weighted average common shares outstanding-diluted	12,771,683	9,475,369	3,605,195

Loss per common share-basic and diluted	$0.11	$0.31	$2.05

(1) The number of options and warrants outstanding as of December 31, 2010 and December 31, 2009 are 14,169,143 and 8,868,987 respectively. The effect of the shares that would be issued upon exercise has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

Federal and state income tax return operating loss carryovers as of December 31, 2010, were approximately 6,768,000 and will begin to expire in 2017.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at December, 2010 and December 31, 2009 are as follows:

	December 31,	December 31,
	2010	2009

Deferred Tax Asset:
Net Operating Loss	$1,579,000	$1,278,000
Other	56,000	0
Total Deferred Tax Asset	1,635,000	1,278,000
Less Valuation Allowance	1,635,000	1,278,000
Net Deferred Income Taxes	$—	$—

NOTE 7 –NOTES PAYABLE

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

NOTE 8 – LONG-TERM AND CONVERTIBLE DEBT

Long-term debt is as follows:
	December 31, 2010	December 31, 2009
Note payable to bank in monthly installments of $1,275/including variable interest at 2% above the prevailing prime rate (3.25% at December 31, 2010) to August 2011 when the remaining balance is payable. The note is personally guaranteed by former executives of the Company.	10,267	24,601
Notes payable to two individuals, net of discounts of $9,390 and $17,438 with interest only payments at 12% to March 2012 when the remaining balance is payable. The notes are convertible into 285,715 shares of common stock in the Company at $.35 per share.	90,610	82,562
Note payable issued on October 26, 2009 to the parents of one the Company's officers, net of a discount of $12,360 and $27,435 discount, with interest at 8% to March 31, 2012 and convertible into shares of common stock at $.35 per share.	87,640	72,565
Notes payable issued to two individuals in January, 2010. The notes bear interest at 8%, mature March 31, 2012 and are convertible into shares of common stock, at 50% of the weighted average closing bid price over any 10 consecutive days of trading.	100,000	-
Note payable issued on June 12, 2010 to the parents of one of the Company's officers, net of a discount of $67,629. The note bears interest at 12% to March 31, 2012, and is convertible into common stock at $.18 per share.	132,371	-
Note payable issued on August 2, 2010 to an institutional investor. The note bears interest at 8%, matures May 4, 2011 and is convertible into common stock at 50% of the average of the three lowest closing prices in any 10 day trading period.	50,000	-
Note payable issued on September 16, 2010 to an institutional investor. The note bears interest at 10%, matures March 15, 2012 and is convertible into common stock at $.18 per share.	100,000	-
Note payable issued on December 23, 2010 to the parents of one of our officers, net of a discount of $7,229. The note bears interest at 12%, matures March 30, 2012 and is convertible into common stock at $.084 per share.	9,571	-
Note payable issued December 31, 2010 to a law firm that accepted this note in full payment of their past due legal fees. The Note bears interest at 6%, matures December 31, 2014 and is convertible into common stock at $.15 per share.	457,300	-
Note payable issued on December 23, 2010 to a private investor. The Note matures April 30, 2011 and bears interest at 10%.	6,000	-
Note payable issued on September 21, 2010 to the parents of one of our officers, net of a discount of $12,702. The note bears interest at 12%, matures March 30, 2012 and is convertible into common stock at $.18 per share.	19,298	-
Total	1,063,056	179,728
Less amount due within one year	66,267	63,620
Long-Term Debt	$996,789	$116,108

Cash payments for interest were $967 for the year ended December 31, 2010 and $1,718 for the year ended December 31, 2009.

Principal payments required during the years 2011 to 2015 are:

2011 -	$66,267
2012 -	$658,800
2013 -	$0
2014 -	$457,300
2015	$0

NOTE 9 – RENT OBLIGATION

The Company leases it principal office under a non-cancelable lease that extends 5 years. In addition to rent the Company also pays real estate taxes, repairs and maintenance on the leased property. Rent expense was $49,863 and $38,035 for 2010 and 2009, respectively.

The Company’s rent obligation for the years 2011 to 2015 is as follows:

2011	30,000
2012	31,000
2013	26,000
2014	0
2015	0

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

The inputs to the Black-Scholes model during 2009 and 2010 were as follows:

Stock price	$.22 to $.50
Exercise price	$.17 to $.65
Expected life	2.00 to 6.5	years
Expected volatility	59% to 67%
Assumed dividend rate	-%
Risk free interest rate	.710% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:
		Initial Value	Annual Gain (Loss)	Value at 12/31/2009	YTD 2010 Gain	Value at 12/31/2010
January 1, 2009 Adoption		$479,910	$(390,368)	$870,278	868,772	1,506
Warrants issued in quarter ended 6/30/2009		169,854	20,847	149,007	147,403	1,604
Warrants issued in quarter ended 9/30/2009		39,743	(738)	40,481	40,419	62
Warrants issued in quarter ended 12/31/2009		12,698	617	12,081	12,053	28
	Subtotal	$702,205	$(369,642)	$1,071,847
Warrants issued in quarter ended 3/31/2010		25,553			25,014	539
Warrants issued in quarter ended 6/30/2010		31,332			30,740	592
Warrants issued in quarter ended 9/30/2010		31,506			20,811	10,615
	Total	$790,866			$1,145,292	$14,946

NOTE 11 - RELATED PARTY

The Company entered into agreements, in 2008, with our Chairman of the Board Lawrence Gadbaw, and in 2009 with board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Mr. Morawetz $30,000 upon the Company raising $3 million in new equity. Mr. Gadbaw will also be paid the balance, if any, due under his separation agreement from 2008. This amount was $46,000 upon signing the agreement in 2008, is payable at $2,000 per month, and $12,000 remains in accounts payable as of December 31, 2010. Mr. Morawetz will also receive a stock option for 75,000 shares at $.35 per share and Mr. Gadbaw will receive a stock option for 160,000 shares at $.35 per share upon the Company raising $3 million.

 Schedule II

Valuation and Qualifying Accounts

(None)