Form 10-Q
period 2011-03-31
BioDrain Medical, Inc.
filed 2011-05-16
CIK 1446159

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or
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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2011, the registrant had 22,052,806 shares of common stock, par value $.01 per share, outstanding.

BIODRAIN MEDICAL, INC.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$331,269	$9,383
Prepaid expense and other assets	5,848	8,126
Total Current Assets	337,117	17,509

Fixed assets, net	6,224	6,831
Intangibles, net	141,532	141,532

Total Assets	$484,873	$165,872

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of long term debt (See Note 7)	$12,559	$10,267
Current portion of convertible debt (See Note 7)	581,467	56,000
Accounts payable	653,114	768,720
Accrued expenses	522,966	498,707
Convertible debenture (See Note 6)	10,000	-
Total Current Liabilities	1,780,106	1,333,694

Long term debt and convertible debt, net of discounts of $129,219 and $109,310 (See Notes 6 and 7)	664,714	1,006,789

Liability for equity-linked financial instruments (See Note 9)	276,033	14,946

Stockholders Deficit:
Common stock, $.01 par value, 80,000,000 authorized, 21,395,751 and 14,002,290 outstanding	213,958	140,023
Additional paid-in capital	5,409,571	5,052,497
Deficit accumulated during development stage	(7,859,510)	(7,382,077)
Total Shareholder' Deficit	(2,235,981)	(2,189,557)

Total Liabilities and Shareholders' Deficit	$484,873	$165,872

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			April 23, 2002
			(Inception)
	Three Months Ended March 31,		To March 31,
	2011	2010	2011
Revenue	$-	$288	$16,025

Cost of goods sold	-	140	7,140

Gross margin	-	148	8,885

General and administrative expense	312,954	712,135	6,215,846

Operations expense	91,591	64,735	1,269,463

Sales and marketing expense	19,724	73,052	675,493

Interest expense	57,892	14,279	494,625

Loss (gain) on valuation of equity-linked financial instruments	(4,728)	(112,549)	(787,032)

Total expense	477,433	751,652	7,868,395

Net income (loss) available to common shareholders	$(477,433)	$(751,504)	$(7,859,510)

Loss per common share basic and diluted	$(0.03)	$(0.06)	$(1.98)

Weighted average shares used in computation, basic and diluted	16,557,867	11,756,647	3,977,399

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
PERIOD FROM APRIL 23, 2002 (INCEPTION)
TO MARCH 31, 2011

	Shares	Amount	Paid in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)	598,549	$5,985	$4,015	$-	$10,000
					-
Issuance of common 10/23/02, $1.67/share	2,993	30	4,970		5,000
Net loss				(51,057)	(51,057)
Balance 12/31/02	601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)	23,942	239	161		400
Issuance of common 6/11&12,$1.67 (3)	21,548	216	34,784		35,000
Net Loss				(90,461)	(90,461)
Balance 12/31/03	647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)	6,567	66	44		110
Net Loss				(90,353)	(90,353)
Balance 12/31/04	653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)	14,964	150	100		250
Vested stock options and warrants			2,793		2,793
Net Loss				(123,852)	(123,852)
Balance 12/31/05	668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16 & 8/8, $.0167 (6)	86,869	869	582		1,451
Issuance of common 10/19 & 23, $.0167 (7)	38,906	389	261		650
Issuance of common 12/01, $1.67 (8)	28,739	287	44,523		44,810
Vested stock options and warrants			13,644		13,644
Net Loss				(273,026)	(273,026)
Balance 12/31/06	823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ 1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11 to 9/30, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)
Issuance of common due to antidilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)

Cumulative effect of adoption of EITF 07-5			(486,564)	6,654	(479,910)
Vested stock options and warrants			111,835		111,835
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in April 2009, $.50	700,000	7,000	343,000		350,000
Shares issued under PPM in May 2009, $.50	220,000	2,200	107,800		110,000
Shares issued under PPM in June 2009, $.50	50,000	500	24,500		25,000
Shares issued under PPM in August 2009, $.50	80,000	800	39,200		40,000
Shares issued under PPM in September 2009, $.50	150,000	1,500	73,500		75,000
Shares issued to directors, management and consultant in August 2009, $.50	797,810	7,978	390,927		398,905
Shares issued to finder in September 2009, $.50	100,000	1,000	49,000		50,000
Capital contributions resulting from waivers of debt			84,600		84,600

Value of equity-linked financial instruments issued in connection with PPMs			(222,296)		(222,296)
Value of equity instruments issued with debt			30,150		30,150
Shares issued to consultant for fund raising	30,000	300	(300)		-
Shares issued under PPM in November 2009, $.50	50,000	500	24,500		25,000
Shares issued upon conversion of debt and interest, $.27	935,446	9,354	247,100		256,454
Shares issued upon conversion of shareholder note, $.35	14,024	140	4,766		4,906
Net Loss				(2,892,230)	(2,892,230)
Balance 12/31/09	11,383,121	113,830	3,573,507	(6,029,368)	(2,342,030)

Shares issued in March 2010 under PPM, $.50	174,550	1,746	85,529		87,275
Shares issued to consultants for IR and consulting, $.50	374,090	3,741	183,304		187,045
Vested stock options and warrants			11,382		11,382
Value of equity instruments issued for consulting services			354,602		354,602
Value of equity-linked financial instruments issued in connection with PPM in first quarter			(25,553)		(25,553)
Shares issued in April 2010 under PPM, $.50	180,000	1,800	88,200		90,000
Shares issued in May 2010 to consultant, $.50	12,850	129	6,296		6,425
Shares issued in May 2010 to 2008 investors as a penalty for late registration of 4,552,862 shares, $.50	710,248	7,102	348,022		355,124
Value of equity instruments issued with debt in second quarter			96,613		96,613
Value of equity-linked financial instruments issued in connection with PPM in second quarter			(31,332)		(31,332)
Value of equity-linked financial instruments issued in connection with PPM in third quarter			(31,506)		(31,506)
Value of equity instruments issued with debt in third quarter			15,553		15,553
Shares issued in September 2010 under PPM, $.10	250,000	2,500	22,500		25,000
Shares issued to consultants in third quarter at $.22 per share	488,860	4,889	102,660		107,549
Shares issued, November 2010, upon exercise of warrants at $.135 per share	128,571	1,286	16,071		17,357
Shares issued to directors as compensation at $.15 per share	300,000	3,000	42,000		45,000
Value of equity instruments issued with debt in fourth quarter			7,308		7,308
Vested stock options in fourth quarter			161,107		161,107
Equity instruments issued to consultants in fourth quarter			26,234		26,234
Net Loss				(1,352,709)	(1,352,709)
Balance 12/31/2010	14,002,290	$140,023	$5,052,497	$(7,382,077)	$(2,189,557)

Value of equity instruments issued with debt in first quarter			47,908		47,908
Value of equity-linked financial instruments issued in connection with stock in first quarter			(265,815)		(265,815)
Shares issued at $.075 per share	5,333,334	53,334	346,666		400,000
Shares issued at $.085 per share	1,294,117	12,941	97,059		110,000
Shares issued at $.09 per share	200,000	2,000	16,000		18,000
Shares issued at $.10 per share	150,000	1,500	13,500		15,000
Equity instruments issued to consultants in first quarter			85,916		85,916
Stock issued upon conversion of debt in first quarter	416,010	4,160	15,840		20,000
Net Loss				(477,433)	(477,433)
Balance 3/31/2011	21,395,751	$213,958	$5,409,571	$(7,859,510)	$(2,235,981)

(1) Founders shares, 1,000,000 pre-split
(2) 23,492 (40,000 pre-split) shares valued at $.0167 per share as compensation for loan guarantees by management
(3) Investment including 670 shares issued as a 10% finder's fee
(4) For payment of patent legal fees
(5) Compensation for loan guarantees by management
(6) For vendor contractual consideration
(7) Employment agreements
(8) Investment
(9) Conversion of convertible notes by management
(10) Investment, "October 2008 financing".

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			April 23,
			2002
	Three Months		(Inception)
	Ended March 31,		To March 31,
	2011	2010	2011
Cash flow from operating activities:
Net loss	$(477,433)	$(751,504)	$(7,859,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	607	607	6,997
Vested stock options and warrants	-	2,656	729,642
Equity instruments issued for management and consulting	85,916	541,647	1,349,175
Stock based registration payments	-	-	355,124
Conversion of accrued liabilites to capital	-	-	560,998
Amortization of debt discount	27,999	5,781	201,252
(Gain)Loss on valuation of equity-linked instruments	(4,728)	(112,549)	(787,032)
Changes in assets and liabilities:
Accounts receivable	-	15,737	-
Prepaid expense and other	2,278	(723)	(5,848)
Notes payable to shareholders	-	-	(14,957)
Accounts payable	(26,304)	(5,380)	1,199,718
Accrued expenses	24,259	8,450	522,966
Net cash used in operating activities:	(367,405)	(295,278)	(3,741,475)

Cash flow from investing activities:
Purchase of fixed assets	-	-	(12,258)
Purchase of intangibles	-	-	(142,495)
Net cash used in investing activities	-	-	(154,753)

Cash flow from financing activities:
Proceeds from long term and convertible debt	150,000	200,000	1,276,305
Repayment of convertible debt			(100,000)
Principal payments on long term debt	(3,709)	(3,517)	(289,973)
Restricted cash in escrow	-	35,500	-
Debt converted to common stock	-		174,000
Accrued interest converted to stock	-		87,360
Issuance of common stock	543,000	87,275	3,079,805
Net cash provided by (used in) financing activities	689,291	319,258	4,227,497

Net increase in cash	321,886	23,980	331,269
Cash at beginning of period	9,383	16,632	-
Cash at end of period	$331,269	$40,612	$331,269

Non cash transactions:
Conversion of accounts payable to convertible debt	$89,300	$-	$546,599
Conversion of debt into common stock	20,000	-	20,000
Total non cash transactions	$109,300	-	$566,599

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Amounts presented at and for the three months ended March 31, 2011 and March 31, 2010 are unaudited)

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

Management hired an investment banker in 2010 to raise an additional $3-$5 million in new equity. The banker was unable to raise the expected $500,000 by September 30, 2010 and the balance within 3 months, but the Company raised approximately $229,000 in equity and $605,000 in convertible debt in 2010 and $568,000 in equity and $150,000 in convertible debt in 2011through alternative means. Although the Company's ability to raise all of this new capital is in substantial doubt it did receive approximately $1,580,000 through private placements of equity and convertible debt in 2010 and 2011, and the Company's April 1, 2009 510(k) clearance from the FDA to authorize the Company to market and sell its FMS products is being received very positively. The Company engaged a new investment banker in May 2011 to raise approximately $2 million and if the Company is successful in raising at least $2 million in new equity it will have sufficient capital to operate its business and execute its business plan for at least the next 12 months. If the Company raises the additional capital by issuing additional equity securities, its existing shareholders will likely experience substantial dilution.

Recent Accounting Developments

Issued in January 2010, ASU Update 2010-06, Fair Value Measures and Disclosures, provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in level 3 fair value measurements, and (4) the transfers between levels 1, 2, and 3. ASC Update 2010-06 is effective for fiscal years beginning after December 15, 2010. The Company's adoption of ASU Update 2010-06 did not have a material effect to its financial statements or its disclosures.

In the first quarter 2011 we adopted new guidance on separating consideration in multiple-deliverable arrangements. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the consideration should be allocated among the separate units of accounting. The adoption of this guidance did not have a material impact on our financial statements.

We reviewed all other significant newly issued aaccounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of our operations.

Valuation of Intangible Assets

We review identifiable intangible assets for impairment in accordance with ASC 360-Property Plan and Equipment ("ASC 360"), whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our intangible assets are currently solely the costs of obtaining trademarks and patents. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management's best estimate of the related risks and return at the time the impairment assessment is made.

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

Advertising

Advertising costs are expensed as incurred. There were no advertising expenses in the three months ended March 31, 2011 and March 31, 2010.

Research and Development

Research and development costs are charged to operations as incurred. There were no research and development expenses in the three months ended March 31, 2011 and March 31, 2010.

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

Receivables

Receivables are reported at the amount the Company expects to collect on balances outstanding at fiscal year end. The Company has determined there will be no losses on balances outstanding at the three months ended March 31, 2011.

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

Interim Financial Statements

The Company has prepared the unaudited interim financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the interim periods. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto contained in the Form 10-K filed with the SEC on March 31, 2011. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to May 31, 2011, 21,395,751 shares of common stock have been issued between par value and $1.67. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

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

Accounting for share-based payment

The Company has adopted ASC 718- Compensation-Stock Compensation ("ASC 718"). Under ASC 718 stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after January 1, 2006 and unvested awards outstanding at January 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at January 1, 2006, are being recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures, using a straight-line method. We elected the modified-prospective method under which prior periods are not retroactively restated.

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

The Company determined that the value of the June 2010 warrant is $96,613.This value is treated as a debt discount and amortized as additional interest expense over the 22-month term of the note. The Company also issued $32,000 in convertible debt in September, 2010 and issued a warrant to purchase 320,000 shares at $.46 per share.  The Company determined that this warrant has a value of $15,553 that was treated as a debt discount and amortized as additional interest expense over the 18 month term of the note. In January, 2011 the Company issued three convertible notes of $50,000 each and also issued warrants to purchase 1,595,239 common shares at $.20 per share. The value of the warrants was determined to be $47,908 and this amount is being treated as a debt discount and amortized as additional interest expense over the 24 month term of the notes.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	1.67	92,776	1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	1.67	121,278	1.04

Issued	1,243,292	0.20	5,075,204	0.45
Expired			(11,971)	3.76

Outstanding at December 31, 2008	1,291,174	0.26	5,184,511	0.45

Issued	205,000	0.37	2,188,302	0.65

Outstanding at December 31, 2009	1,496,174	0.27	7,372,813	0.49

Issued	2,210,000	0.17	3,435,662	0.34
Expired	(207,956)	0.43	(8,979)	1.67
Exercised			(128,571)	0.46

Outstanding at December 31, 2010	3,498,218	0.19	10,670,925	0.44

Issued			9,884,455	0.16

Outstanding at March 31, 2011	3,498,218	$0.19	20,555,380	$0.30

(1)	Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008.

At March 31, 2011, 3,498,218 stock options are fully vested and currently exercisable with a weighted average exercise price of $.19 and a weighted average remaining term of 7.20 years. There are 20,555,380 warrants that are fully vested and exercisable. Stock based compensation recognized in the three months ended March 31, 2011 was zero and was $2,656 in the three months ended March 31, 2010.

The following summarizes the status of options and warrants outstanding at March 31, 2011:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options
$0.01	543,292	7.19
$0.15	2,060,000	9.35
$0.35	835,000	2.34
$0.50	30,000	1.62
$1.67	29,926	0.77
Total	3,498,218

Warrants
$0.01	200,000	4.69
$0.02	71,826	3.20
$0.075	400,000	2.89
$0.10	1,700,000	2.46
$0.15	5,333,334	2.91
$0.16	100,000	2.99
$0.17	955,882	3.35
$0.20	2,445,239	2.80
$0.35	998,597	1.24
$0.46	6,275,039	0.81
$0.65	1,839,550	1.59
$1.67	35,913	0.70
Total	20,555,380

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

Stock, Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of March 31, 2011 by year of grant:

Stock Options:
Year	Shares	Price
2006	23,941	$1.67
2007	5,985	.35-1.67
2008	1,243,292	.01-.35
2009	165,000	.35-.50
2010	2,060,000	.15
	3,498,218	$.01-1.67
Warrants:
Year	Shares	Price
2006	71,826	$.02-1.67
2007	28,502	.35
2008	4,946,633	.02-.46
2009	2,188,302	.35-.65
2010	3,435,662	.01-.65
2011	9,884,445	.075-.20
Total	20,555,380	$.01-1.67

NOTE 4 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

			From
	Three Months Ended		April 23, 2002
	March 31,		(Inception) To
	2011	2010	March 31, 2011
Numerator
Net Loss available in basic and diluted calculation	$(477,433)	$(751,504)	$(7,859,510)

Denominator
Weighted average common shares oustanding-basic	16,557,867	11,756,647	3,977,399

Effect of dilutive stock options and warrants (1)	-	-	-

Weighted average common shares outstanding-diluted	16,557,867	11,756,647	3,977,399

Loss per common share-basic and diluted	$(0.03)	$(0.06)	$(1.98)

(1) The number of shares underlying options and warrants outstanding as of March 31, 2011 and March 31, 2010 are 24,053,958 and 10,193,537, respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

NOTE 5 – INCOME TAXES

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

Federal and state income tax return operating loss carryovers, as of March 31, 2010, were approximately $7,245,000 and will begin to expire in 2017.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
Deferred Tax Asset:
Net Operating Loss	$1,700,000	$1,579,000
Other	52,000	56,000
Total Deferred Tax Asset	1,752,000	1,635,000
Less Valuation Allowance	1,752,000	1,635,000
Net Deferred Income Taxes	$—	$—

NOTE 6 - CONVERTIBLE DEBENTURE

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

NOTE 7 – LONG-TERM DEBT

Long-term debt is as follows:
	March 31, 2011	December 31, 2010
Note payable to bank in monthly installments of $1,275/including variable interest at 2% above the prevailing prime rate (3.25% at December 31, 2010) to August 2011 when the remaining balance is payable. The note is personally guaranteed by former executives of the Company.	$6,559		$10,267
Notes payable to two individuals, net of discounts of $7,378 and $9,390 with interest only payments at 12% to March 2012 when the remaining balance is payable. The notes are convertible into 285,715 shares of common stock in the Company at $.35 per share.	92,622		90,610
Note payable issued on October 26, 2009 to the parents of one the Company's officers, net of a discount of $8,591 and $12,360 discount, with interest at 8% to March 31, 2012 and convertible into shares of common stock at $.35 per share.	91,409		87,640
Notes payable issued to two individuals in January, 2010. The notes bear interest at 8%, mature March 31, 2012 and are convertible into shares of common stock, at 50% of the weighted average closing bid price over any 10 consecutive days of trading.	100,000		100,000
Note payable issued on June 12, 2010 to the parents of one of the Company's officers, net of a discount of $54,454 and $67,629. The note bears interest at 12% to March 31, 2012, and is convertible into common stock at $.18 per share.	145,546		132,371
Note payable issued on August 2, 2010 to an institutional investor. The note bears interest at 8%, matures May 4, 2011 and is convertible into common stock at 50% of the average of the three lowest closing prices in any 10 day trading period. $20,000 was converted in the three months ended March 31, 2011.	30,000		50,000
Note payable issued on September 16, 2010 to an institutional investor. The note bears interest at 10%, matures March 15, 2012 and is convertible into common stock at $.18 per share.	100,000		100,000
Note payable issued on December 23, 2010 to the parents of one of our officers, net of a discount of $6,316 and $7,229. The note bears interest at 12%, matures December 23, 2012 and is convertible into common stock at $.084 per share.	10,484		9,571
Note payable issued December 31, 2010 to a law firm that accepted this note in full payment of their past due legal fees. The Note bears interest at 6%, matures December 31, 2014 and is convertible into common stock at $.15 per share.	457,300		457,300
Note payable issued on December 23, 2010 to a private investor. The Note matures April 30, 2011 and bears interest at 10%.	6,000		6,000
Note payable issued on September 21, 2010 to the parents of one of our officers, net of a discount of $10,110 and $12,702. The note bears interest at 12%, matures December 23, 2012 and is convertible into common stock at $.18 per share.	21,890		19,298
Notes payable issued in January 2011 to three individuals, net of a debt discount of $42,370. The notes bear interest at 10%, have a 24 month term and are convertible into common stock at $0.084 to $0.10 per share.	107,630		—
Note payable issued January 1, 2011 to a law firm that accepted this note in full payment of their past due legal fees. The Note bears interest at 6%, matures December 31, 2014 and is convertible into common stock at $.15 per share.	89,300		—
Total	$1,258,740		$1,063,056
Less amount due within one year	594,026		66,267
Long-Term Debt	$664,714	$	$ 996,789

Cash payments for interest were $116 for the three months ended March 31, 2011 and $292 for the three months ended March 31, 2010.

Principal payments required during the 12 month periods ended March 31:

2012	$684,559
2013	$166,800
2014	$0
2015	$546,600

NOTE 8 – RENT OBLIGATION

The Company leases its principal office under a non-cancelable lease that extends five years. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $12,174 in the three months ended March 31, 2011 and $11,928 in the three months ended March 31, 2010.

The Company’s rent obligation for the years 2011 to 2015 is as follows:

2011	$30,000
2012	$31,000
2013	$26,000
2014	$0
2015	$0

NOTE 9 – LIABILITY FOR EQUITY-LINKED FINANCIAL INSTRUMENTS

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

The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5-year expected term, an expected volatility of 63%, an exercise price of $.46 per share, a stock price of $.35, a zero dividend rate and a 1.37% risk free interest rate. Subsequent to January 1, 2009 these warrants were revalued at the end of each quarter and a gain or loss was recorded based upon their increase or decrease in value during the quarter. Likewise, new warrants that were issued during 2009 and 2010 were valued, using the Black-Scholes valuation model on their date of grant and an entry was made to reduce paid-in capital and increase the liability for equity-linked financial instruments. These warrants were also re-valued at the end of each quarter based upon their expected life, the stock price, the exercise price, assumed dividend rate, expected volatility and risk free interest rate. A significant reduction in the liability was realized in 2010 primarily due to a reduction from $.50 to $.22 per share in the underlying share price. The Company realized a slight increase in the liability for existing warrants during the first quarter of 2011 primarily due to a reduction in the spread between the exercise price and the market price of the underlying shares, but this was more than offset by a decrease in the liability for new warrants that were issued during the quarter as a result of a reduction in the underlying market price of the stock.

The inputs to the Black-Scholes model during 2011 and 2010 were as follows:
Stock price	$.10 to $.50
Exercise price	$.01 to $.65
Expected life	2.00 to 6.5	years
Expected volatility	59% to 67%
Assumed dividend rate	-%
Risk free interest rate	.710% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:
	Initial Value	2009 Gain (Loss)		2010 Gain(Loss)	YTD 2011 Gain(Loss)	Value at 3/31/2011
January 1, 2009 Adoption	$479,910		$(390,368)	$868,772	864		642
Warrants issued in quarter ended 6/30/2009	169,854		20,847	149,007	(37)		1,641
Warrants issued in quarter ended 9/30/2009	39,743		(738)	40,419	(3)		65
Warrants issued in quarter ended 12/31/2009	12,698		617	12.053	(316)		344
Subtotal	$702,205	$				$
Warrants issued in quarter ended 3/31/2010	25,553			$25,014	(89)		628
Warrants issued in quarter ended 6/30/2010	31,332			$30,740	(105)		697
Warrants issued in quarter ended 9/30/2010	31,506			$20,811	(2,058)		12,673
Warrants issued in quarter ended 3/31/2011	265,815				6,472		259,343
Total	$1,056,681		(369,642)	$1,145,292	$4,728		$276,033

NOTE 10 – RELATED PARTY

The Company entered into agreements, in 2008, with our Chairman of the Board, Lawrence Gadbaw, and in 2009 with board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Mr. Morawetz $30,000 upon the Company raising $3 million in new equity. Mr. Gadbaw will also be paid the balance, if any, due under his separation agreement from 2008. This amount was $46,000 upon signing the agreement in 2008, is payable at $2,000 per month, and $12,000 remains in accounts payable as of March 31, 2011. Mr. Morawetz will also receive a stock option for 75,000 shares at $.35 per share and Mr. Gadbaw will receive a stock option for 160,000 shares at $.35 per share upon the Company raising $3 million.

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

Since inception, we have been unprofitable. We incurred a net loss of approximately $1,353,000 for the fiscal year ended 2010 and a net loss of approximately $477,000 for the three months ended March 31, 2011 compared to a loss of approximately $752,000 for the three months ended March 31, 2010. As of March 31, 2011 we had an accumulated deficit of approximately $7,860,000. As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

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

Since we do not expect to generate sufficient revenues in 2011 to fund our capital requirements, our capital needs for the next 12 months are expected to be approximately $2 million even though we plan to use outside third party contract manufacturers to produce the FMS and independent sales representatives to sell the FMS. Our future cash requirements and the adequacy of available funds will depend on our ability to sell our FMS and related products now that FDA final clearance has been obtained. We expect that we will require additional funding to finance operating expenses and to enter the international marketplace.

As of March 31, 2011, we have funded our operations through a bank loan of $41,400, an equity investment of $68,000 from the Wisconsin Rural Enterprise Fund (“WREF”) and $30,000 in early equity investment from several individuals. WREF had also previously held debt in the form of three loans of $18,000, $12,500 and $25,000. In December 2006, WREF converted two of the loans totaling $37,500 into 43,000 shares of our Common Stock.  In August 2006, we secured a $10,000 convertible loan from one of our vendors. In February 2007, we obtained $4,000 in officer and director loans and in March 2007, we arranged a $100,000 convertible note from two private investors. In July 2007, we obtained a convertible bridge loan of $170,000. In June 2008, we paid off the remaining $18,000 loan from WREF and raised approximately $1.6 million through our October 2008 financing. The $170,000 convertible bridge loan and the $4,000 in officer and director loans were converted into shares of the Company’s Common Stock in October 2009.  During 2009 we raised an additional $725,000 in a private placement of stock units and/or convertible debt, with each stock or debt unit consisting of, or converting into, respectively, one share of our Common Stock, and a warrant to purchase one share of our Common Stock at $.65 per share. In 2010 we raised approximately $605,000 from the issuance of convertible debt and approximately $220,000 from the sale of Units of stock and warrants.  The conversion price on the debt and the Unit price of the stock and warrants ranged from $.10 to $.65 per share.

In the first three months of 2011 we have raised $150,000 through the issuance of convertible debt and $543,000 from the sale of stock Units.  The convertible debt contains a conversion price of $.084 to $.10 per share, a 10% interest rate and a 24 month maturity.  We also issued warrants to purchase 1,525,239 shares of common stock at $.20 per share in connection with this debt issuance.  We sold 6,977,451 stock Units at a unit price from $.075 to $.10 and also issued warrants to purchase 6,977,451 shares at prices of $.15 to $.20 per shares in connection with the sale of stock Units.

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

Stock-Based Compensation.  The Company has adopted ASC 718-Compensation-Stock Compensation ("ASC 718"). Under ASC 718 stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after January 1, 2006 and unvested awards outstanding at January 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at January 1, 2006, are being recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures, using a straight-line method. We elected the modified-prospective method in under which prior periods are not retroactively restated.

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

Valuation of Intangible Assets We review identifiable intangible assets for impairment in accordance with ASC 360-Property Plant and Equipment ("ASC 360"), whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our intangible assets are currently solely the costs of obtaining trademarks and patents. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management's best estimate of the related risks and return at the time the impairment assessment is made.

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

Results of Operations

Three months ended March 31, 2011 and 2010

Revenue. The Company recorded no revenue in the three months ended March 31, 2011 and $288 in revenue in the three months ended March, 2010. The revenue in the first quarter of 2010 was for disposable supplies purchased by a beta site customer. The Company has recently begun installing Streamway units in hospitals for evaluation purposes and expects the revenue for Streamway units to increase significantly at such time as the hospitals approve the use of the unit for their application and place orders for billable units.

Cost of sales. Cost of sales was zero in the three months ended March 31, 2011 and $140 in the three months ended March 31, 2010. The gross profit margin was approximately 50% for both the hardware and the cleaning solution kits in the three months ended March 31, 2010 but should  increase over time as volume purchasing discounts on both the equipment and the cleaning solution begin to take effect.

General and Administrative expense. General and administrative expense primarily consists of, management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses decreased to $313,000 from $712,000 in the three months ended March 31, 2011 compared to March 31, 2010. The decrease in the three month period was due to a $542,000 expense for stock based consulting expense recorded in the three months ended March 31, 2010 compared to $85,000 in the three months ended March 31, 2011. The decrease was offset, in part, by an increase of $85,000 in other professional fees expense. Total G&A expenses are expected to increase due to increased insurance premiums, investor relations expenses and audit and legal fees, resulting from becoming a public company, but otherwise remain relatively constant over the next several quarters.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased to $92,000 in the three months ended March 31, 2011 compared to $65,000 in the three months ended March 31, 2010. The increase in expense in the 2011 quarter is primarily due to an increase of $27,000 in manufacturing supplies expense as the operations department continued to revise and adjust various parts and components in the Streamway unit to respond to results of operating the equipment in live surgical settings. Operations expense in the next several quarters is expected to increase significantly as the Company expects to increase shipments of the Streamway unit as customers complete their evaluations and place orders for billable units.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses decreased to $20,000 in the three months ended March 31, 2011 compared to $73,000 in the three months ended March 31, 2010. During the last several quarters the Company has operated on a very slim marketing budget as a result of limited funding and  the VP of Sales left the Company but we expect to hire additional sales and sales support personnel and increase our trade show, promotion and travel expense significantly after we receive significant funding.

Interest expense.

Interest expense increased to $58,000 in the three months ended March 31, 2011 compared to $14,000 in the three months ended March 31, 2010. The increase in interest expense in the three-month period was due to a higher level of interest bearing debt and amortization of larger debt discounts attributable to new convertible debt issued with warrants.

The (Gain)/Loss on revaluation of equity-linked financial instruments reflected a gain of $4,748 in the three months ended March 31, 2011 compared to a gain of $112,259 in the three months ended March 31, 2010., The reduction in gain in the current periods resulted from a narrowing of the spread between the exercise price on warrants and the relatively stable, but low, price of the underlying stock in recent months.

Liquidity and Capital Resources

Capital Structure

We had a cash balance of $331,269 as of March 31, 2011 and $40,612 as of March 31, 2010. Since our inception, we have incurred significant losses. As of March 31, 2011, we had an accumulated deficit of  approximately $7,860,000. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations expense, including product development expense, sales and marketing and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

There is no certainty that access to needed capital will be successful. We have not depended on the future exercise of outstanding warrants to provide additional funding.

To date, our operations have been funded through a bank loan and private convertible debt in the amount of approximately $1,276,000 and equity investments totaling approximately $3,100,000. As of March 31, 2011, we had accounts payable of $653,000 and accrued liabilities of $523,000. Account payable has declined to $653,000 as of March 31, 2011 from $769,000 as of December 31, 2010 primarily due to the issuance of a convertible note in the amount of $89,300 to one of our law firms as full settlement of the accounts payable balance as of January 1, 2011.

Cash Flows

Net cash used in operating activities was $367,000 in the three months ended March 31, 2011compared to $295,000 net cash used in operating activities in the three months ended March 31, 2010. The increase in cash used in operations was primarily the result of more payments against delinquent accounts payable than we had been able to achieve in the past due to an increase in cash from financing activities.

Net cash used in investing activities was zero in the three months ended March 31, 2011 and 2010. There have been no investing activities since the Company invested in new furniture and patents in 2008. The Company will likely increase its cash used in investing activities in the next several quarters as we prepare to support the expected growth in sales.

Net cash provided by financing activities was $689,000 in the three months ended March 31, 2011 compared to $319,000 in the same 2010 period. The Company expects to show additional cash provided by financing activities in the next few quarters.

Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through July 2011 after which additional financing will be needed to continue to satisfy our obligations. While holders of our warrants could exercise and provide cash to us during that time frame, we are not depending on that in our fundraising efforts.

Management hired an investment banker in 2010 to raise an additional $3-$5 million in new equity. The banker was unable to raise the expected $500,000 by September 30, 2010 and the balance within 3 months, but the Company raised approximately $229,000 in equity and $605,000 in convertible debt in 2010, and $568,000 in equity and $150,000 in convertible debt in 2011through alternative means. Although the Company's ability to raise this new capital is in substantial doubt it received approximately $1,580,000 through private placements of equity and convertible debt in 2010 and 2011, and the Company's April 1, 2009 510(k) clearance from the FDA to authorize the Company to market and sell its FMS products is being received very positively. The Company engaged a new investment banker in May 2011 to raise approximately $2 million and if the Company is successful in raising at least $2 million in new equity it will have sufficient capital to operate its business and execute its business plan for at least the next 12 months. If the Company raises the additional capital by issuing additional equity securities, its existing shareholders will likely experience substantial dilution.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2011 that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2011 the Company issued three convertible notes in the amount of $50,000 each to three individuals who had lent the Company $50,000 each. The notes bear interest at 10%, are convertible into common stock at $.084 to $.10 per share and have a 24 month maturity date.  The Company also issued warrants to purchase 1,595,239 shares of common stock at $.20 per share in connection with this financing arrangement.

On February 7, 2011 the Company issued 150,000 shares of common stock and a warrant to purchase 150,000 shares of common stock at $.20 per share to an investor in return for his $15,000 investment in the Company.

On February 8, 2011 the Company issued 200,000 shares of common stock and a warrant to purchase 200,000 shares of common stock at $.20 per share to an investor in return for his $18,000 investment in the Company.

On February 11, 2011 the Company issued 666,667 shares of common stock and a warrant to purchase 666,667 shares of common stock at $.15 per share to an investor in return for his $15,000 investment in the Company.

On February 14, 2011 the Company issued a warrant to purchase 500,000 shares of common stock at $.15 per share to a consultant in return for their help in arranging financing.

On February 17, 2011 the Company issued 3,333,334 shares of common stock and a warrant to purchase 3,333,334 shares of common stock at $.15 per share (assigned to an affiliate of the investors) to two investors in return for their $250,000 investment in the Company.

On February 17, 2011 the Company issued a warrant for to purchase 400,000 shares at $.075 per share to a consultant in return for their help in raising funds.

On February 23, 2011 the Company issued 181,818 shares of common stock as a result of an institutional lender converting $10,000 in debt into common stock at a price determined by a formula in the loan agreement.

On March 3, 2011 the Company issued a warrant to purchase 100,000 shares at $.10 per share to a consultant for their support in selling the Company's products.

On March 7, 2011 the Company issued warrants to purchase 600,000 shares of common stock at $.10 per share to three individuals in return for their consulting services.

On March 15, 2011 the Company issued a warrant to purchase 200,000 shares at $.10 per share to a consultant as a partial payment of his prior executive recruiting services.

On March 15, 2011 the Company issued 588,235 shares of common stock and a warrant to purchase 588,235 shares of common stock at $.17 per share to an investor in return for his $50,000 investment in the Company.

On March 17, 2011 the Company issued 234,192 shares of common stock as a result of an institutional lender converting $10,000 in debt into common stock at a price determined by a formula in the loan agreement.

On March 23, 2011 the Company issued 117,647 shares of common stock and a warrant to purchase 117,647 shares of common stock at $.17 per share to an investor in return for his $10,000 investment in the Company.

On March 23, 2011 the Company issued 1,333,333 shares of common stock and a warrant to purchase 1,333,333 shares of common stock at $.15 per share to an investor in return for his $100,000 investment in the Company.

On March 25, 2011 the Company issued a warrant to purchase 100,000 shares of common stock at $.16 per share to a consultant in exchange for investor relations services.

On April 14, 2011 the Company issued 83,333 shares of common stock to the holder of a $100,000 convertible note as payment of prepaid interest as required under terms of the note.

On April 21, 2011 the Company issued 294,118 shares of common stock and a warrant to purchase 294,118 shares at $.17 per share to an investor in return for his $25,000 investment in the Company.

On April 22, 2011 the Company issued 75,000 shares of common stock to the holder of a $50,000 convertible note as payment of prepaid interest as required under terms of the note.

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

BIODRAIN MEDICAL, INC.

Date: May 16, 2011	By:	/s/ Kevin R. Davidson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX
BIODRAIN MEDICAL, INC.
Form 10-Q

The quarterly period ended March 31, 2011

Exhibit No.	Description

3.1 (1)	Articles of Incorporation, as amended.

3.2 (1)	Bylaws, As Amended.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
(1) Filed on March 31, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.