Form 10-Q
period 2011-06-30
BioDrain Medical, Inc.
filed 2011-08-15
CIK 1446159

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________________  to

Commission File Number: 000-54361

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
☒ Yes  ☐ No

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 3, 2011, the registrant had 27,811,630 shares of common stock, par value $.01 per share, outstanding.

BIODRAIN MEDICAL, INC.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$57,638	$9,383
Accounts receivable	792	-
Prepaid expense and other assets	44,986	8,126
Total Current Assets	103,416	17,509

Fixed assets, net	5,617	6,831
Intangibles, net	141,532	141,532

Total Assets	$250,565	$165,872

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of long term debt (See Note 7)	$2,805	$10,267
Current portion of convertible debt, net of discounts of $64,388 and $0 (See Notes 6 and 7)	663,412	56,000
Accounts payable	731,857	768,720
Accrued expenses	521,091	498,707
Total Current Liabilites	1,919,165	1,333,694

Long term debt and convertible debt, net of discounts of $36,380 and $109,310 (See Notes 6 and 7)	660,218	1,006,789

Liability for equity-linked financial instruments (See Note 11)	110,539	14,946

Stockholders Deficit:
Common stock, $.01 par value, 80,000,000 authorized, 23,583,057 and 14,002,290 outstanding	235,830	140,023
Additional paid-in capital	5,571,708	5,052,497
Deficit accumulated during development stage	(8,246,896)	(7,382,077)
Total Shareholder' Deficit	(2,439,358)	(2,189,557)

Total Liabilities and Shareholders' Deficit	$250,565	$165,872

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					April 23, 2002
					(Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		To June 30,
	2011	2010	2011	2010	2011
Revenue	$2,374	$-	$2,374	$288	$18,399

Cost of goods sold	1,820	-	1,820	140	8,960

Gross margin	554	-	554	148	9,439

General and administrative expense	272,870	438,481	585,824	1,150,616	6,488,716

Operations expense	175,530	44,924	267,121	109,659	1,444,993

Sales and marketing expense	68,534	67,598	88,258	140,650	744,027

Interest expense	57,913	59,428	115,085	73,707	551,818

Loss (gain) on valuation of equity-linked financial instruments	(186,187)	(563,865)	(190,915)	(676,414)	(973,219)

Total expense	387,940	46,566	865,373	798,218	8,256,335

Net income (loss) available to common shareholders	$(387,386)	$(46,566)	$(864,819)	$(798,070)	$(8,246,896)

Loss per common share basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.07)	$(1.83)

Weighted average shares used in computation, basic and diluted	22,669,526	12,353,500	19,630,580	12,056,722	4,505,163

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
PERIOD FROM APRIL 23, 2002 (INCEPTION)
TO JUNE 30, 2011

	Shares	Amount	Paid in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)	598,549	$5,985	$4,015	$-	$10,000
					-
Issuance of common 10/23/02, $1.67/share	2,993	30	4,970		5,000
Net loss				(51,057)	(51,057)
Balance 12/31/02	601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)	23,942	239	161		400
Issuance of common 6/11&12,$1.67 (3)	21,548	216	34,784		35,000
Net Loss				(90,461)	(90,461)
Balance 12/31/03	647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)	6,567	66	44		110
Net Loss				(90,353)	(90,353)
Balance 12/31/04	653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)	14,964	150	100		250
Vested stock options and warrants			2,793		2,793
Net Loss				(123,852)	(123,852)
Balance 12/31/05	668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16 & 8/8, $.0167 (6)	86,869	869	582		1,451
Issuance of common 10/19 & 23, $.0167 (7)	38,906	389	261		650
Issuance of common 12/01, $1.67 (8)	28,739	287	44,523		44,810
Vested stock options and warrants			13,644		13,644
Net Loss				(273,026)	(273,026)
Balance 12/31/06	823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ 1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11 to 9/30, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)
Issuance of common due to antidilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)

Cumulative effect of adoption of ASC 815			(486,564)	6,654	(479,910)
Vested stock options and warrants			111,835		111,835
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in April 2009, $.50	700,000	7,000	343,000		350,000
Shares issued under PPM in May 2009, $.50	220,000	2,200	107,800		110,000
Shares issued under PPM in June 2009, $.50	50,000	500	24,500		25,000
Shares issued under PPM in August 2009, $.50	80,000	800	39,200		40,000
Shares issued under PPM in September 2009, $.50	150,000	1,500	73,500		75,000
Shares issued to directors, management and consultant in August 2009, $.50	797,810	7,978	390,927		398,905
Shares issued to finder in September 2009, $.50	100,000	1,000	49,000		50,000
Capital contributions resulting from waivers of debt			84,600		84,600
Value of equity-linked financial instruments issued in connection with PPMs			(222,296)		(222,296)
Value of equity instruments issued with debt			30,150		30,150
Shares issued to consultant for fund raising	30,000	300	(300)		-
Shares issued under PPM in November 2009, $.50	50,000	500	24,500		25,000
Shares issued upon conversion of debt and interest, $.27	935,446	9,354	247,100		256,454
Shares issued upon conversion of shareholder note, $.35	14,024	140	4,766		4,906
Net Loss				(2,892,230)	(2,892,230)
Balance 12/31/09	11,383,121	$113,830	$3,573,507	$(6,029,368)	(2,342,030)

Shares issued in March 2010 under PPM, $.50	174,550	1,746	85,529		87,275
Shares issed to consultants for IR and consulting, $.50	374,090	3,741	183,304		187,045
Vested stock options and warrants			11,382		11,382
Value of equity instruments issued for consulting services			354,602		354,602
Value of equity-linked financial instruments issued in connection with PPM in first quarter			(25,553)		(25,553)
Shares issued in April 2010 under PPM, $.50	180,000	1,800	88,200		90,000
Shares issed in May 2010 to consultant, $.50	12,850	129	6,296		6,425
Shares issued in May 2010 to 2008 investors as a penalty for late registration of 4,552,862 shares, $.50	710,248	7,102	348,022		355,124
Value of equity instruments issued with debt in second quarter			96,613		96,613
Value of equity-linked financial instruments issued in connection with PPM in second quarter			(31,332)		(31,332)
Value of equity-linked financial instruments issued in connection with PPM in third quarter			(31,506)		(31,506)
Value of equity instruments issued with debt in third quarter			15,553		15,553
Shares issued in September 2010 under PPM, $.10	250,000	2,500	22,500		25,000
Shares issued to consultants in third quarter at $.22 per share	488,860	4,889	102,660		107,549
Shares issued, November 2010, upon exercise of warrants at $.135 per share	128,571	1,286	16,071		17,357
Shares issued to directors as compensation at $.15 per share	300,000	3,000	42,000		45,000
Value of equity instruments issued with debt in fourth quarter			7,308		7,308
Vested stock options in fourth quarter			161,107		161,107
Equity instruments issued to consultants in fourth quarter			26,234		26,234
Net Loss				(1,352,709)	(1,352,709)
Balance 12/31/2010	14,002,290	$140,023	$5,052,497	$(7,382,077)	$(2,189,557)

Value of equity instruments issued with debt in first quarter			47,908		47,908
Value of equity-linked financial instruments issued in connection with stock in first quarter			(265,815)		(265,815)
Shares issued in first quarter at $.075 per share under PPM	5,333,334	53,334	346,666		400,000
Shares issued in first quarter at $.085 per share under PPM	1,294,117	12,941	97,059		110,000
Shares issued in first quarter at $.09 per share under PPM	200,000	2,000	16,000		18,000
Shares issued in first quarter at $.10 per share under PPM	150,000	1,500	13,500		15,000
Equity instruments issued to consultants in first quarter			85,916		85,916
Stock issued upon conversion of debt in first quarter	416,010	4,160	15,840		20,000
Stock issued to pay interest on debt in second quarter	158,333	1,583	20,917		22,500
Shares issued in second quarter at $.085 per share under PPM	588,236	5,882	44,118		50,000
Shares issued in second quarter at $.07 per share under PPM	500,000	5,000	30,000		35,000
Stock issued upon conversion of debt and interest	940,737	9,407	22,593		32,000
Value of equity-linked financial instruments issued in connection with stock in second quarter			(20,695)		(20,695)
Stock options issued to management in second quarter			65,204		65,204

Net Loss				(864,819)	(864,819)
Balance 6/30/2011	23,583,057	$235,830	$5,571,708	$(8,246,896)	$(2,439,358)

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

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			April 23,
			2002
	Six Months		(Inception)
	Ended June 30,		To June 30,
	2011	2010	2011

Cash flow from operating activities:
Net loss	$(864,819)	$(798,070)	$(8,246,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,214	1,215	7,604
Vested stock options and warrants	-	11,382	729,642
Equity instruments issued for management and consulting	151,120	548,073	1,414,379
Stock based registration payments	-	-	355,124
Conversion of accrued liabilites to capital	-	-	560,998
Amortization of debt discount	56,449	14,196	229,702
(Gain)Loss on valuation of equity-linked instruments	(190,915)	(676,414)	(973,219)
Changes in assets and liabilities:
Accounts receivable	(792)	15,737	(792)
Prepaid expense and other	(36,860)	732	(44,986)
Notes payable to shareholders	-	-	(14,957)
Accounts payable	52,437	220,459	1,278,458
Accrued expenses	24,383	124,192	523,090
Net cash used in operating activities:	(807,783)	(538,498)	(4,181,853)

Cash flow from investing activities:
Purchase of fixed assets	-	-	(12,258)
Purchase of intangibles	-	-	(142,495)
Net cash used in investing activities	-	-	(154,753)

Cash flow from financing activities:
Proceeds from long term and convertible debt	213,000	400,000	1,339,305
Repayment of convertible debt		(100,000)	(100,000)
Principal payments on long term debt	(7,462)	(7,075)	(293,726)
Restricted cash in escrow	-	60,500	-
Debt converted to common stock			174,000
Accrued interest converted to stock	22,500		109,860
Issuance of common stock	628,000	177,275	3,164,805
Net cash provided by (used in) financing activities	856,038	530,700	4,394,244

Net increase (decrease) in cash	48,255	(7,798)	57,638
Cash at beginning of period	9,383	16,632	-
Cash at end of period	$57,638	$8,834	$57,638

Non cash transactions:
Conversion of debt and accrued interest into common stock	$52,000	$-	$52,000
Conversion of accounts payable to convertible debt	89,300	-	546,599
Total non cash transactions	$141,300	$-	$598,599

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Amounts presented at and for the three months and six months ended June 30, 2011 and June 30, 2010 are unaudited)

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

Management hired an investment banker in 2010 to raise an additional $3-$5 million in new equity. The banker was unable to raise the expected $500,000 by September 30, 2010 and the balance within 3 months, but the Company raised approximately $229,000 in equity and $605,000 in convertible debt in 2010 and $628,000 in equity and $213,000 in convertible debt in 2011through alternative means. Although the Company's ability to raise all of this new capital is in substantial doubt it did receive approximately $1,725,000 through private placements of equity and convertible debt in 2010 and 2011, and the Company's April 1, 2009 510(k) clearance from the FDA to authorize the Company to market and sell its FMS products is being received very positively. The Company engaged a new investment banker in May 2011 to raise approximately $2 million and if the Company is successful in raising at least $2 million in new equity it will have sufficient capital to operate its business and execute its business plan for at least the next 12 months. If the Company raises the additional capital by issuing additional equity securities, its existing shareholders will likely experience substantial dilution.

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

We reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of our operations.

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

Advertising

Advertising costs are expensed as incurred. There were no advertising expenses in the three months and six months ended June 30, 2011 and June 30, 2010.

Research and Development

Research and development costs are charged to operations as incurred. There were no research and development expenses in the three months and six months ended June 30, 2011 and June 30, 2010.

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

Receivables

Receivables are reported at the amount the Company expects to collect on balances outstanding at fiscal year end. The Company has determined there will be no losses on balances outstanding at June 30, 2011.

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

Subsequent Events

The Company has evaluated subsequent events through the date of this filing. The Company does not believe there are subsequent events that require disclosure.

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

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to August 3, 2011, 27,811,630 shares of common stock have been issued between par value and $1.67. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

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

Accounting for share-based payment

The Company applies ASC 718- Compensation-Stock Compensation ("ASC 718"). Under ASC 718 stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after January 1, 2006 and unvested awards outstanding at January 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at January 1, 2006, are being recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures, using a straight-line method. We elected the modified-prospective method under which prior periods are not retroactively restated.

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

Since the Company's common stock has no significant public trading history, and the Company has experienced no significant option exercises in its history, the Company is required to take an alternative approach to estimating future volatility and estimated life and the future results could vary significantly from the Company's estimates. The Company compiled historical volatilities over a period of 2-7 years of 15 small-cap medical companies traded on major exchanges and 10 mid-range medical companies on the OTC Bulletin Board and combined the results using a weighted average approach. In the case of ordinary options to employees the Company determined the expected life to be the midpoint between the vesting term and the legal term. In the case of options or warrants granted to non-employees the Company estimated the life to be the legal term unless there was a compelling reason to make it shorter.

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

During June 2011 the Company issued stock options to buy 300,000 shares each at $.01 per share to two employees and a consultant.  The options have a term of ten years and vested immediately.  The estimated life of the options was determined to be five years for the employees and ten years for the consultant.  The Company determined the value of these options, using the Black-Scholes valuation model, to be $65,204 and this amount was expensed in June 2011.

The Company also issued warrants, with a three year term, to purchase 1,338,236 shares at $.12 to $.17 per share.  The value of the warrants was determined to be $20,694 and that value was initially added to liability for Equity-Linked Financial Instruments and re-valued at the end of June 2011 to be $19,740.  The decline in the liability was included in the total gain on valuation of equity linked financial instruments during the quarter.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	1.67	92,776	1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	1.67	121,278	1.04

Issued	1,243,292	0.20	5,075,204	0.45
Expired			(11,971)	3.76

Outstanding at December 31, 2008	1,291,174	0.26	5,184,511	0.45

Issued	205,000	0.37	2,188,302	0.65

Outstanding at December 31, 2009	1,496,174	0.27	7,372,813	0.49

Issued	2,210,000	0.17	3,435,662	0.34
Expired	(207,956)	0.43	(8,979)	1.67
Exercised			(128,571)	0.46

Outstanding at December 31, 2010	3,498,218	0.19	10,670,925	0.44

Issued	900,000	0.10	11,372,691	0.16
Expired	(60,000)	0.35	(1,702,146)	0.46
Outstanding at June 30, 2011	4,338,218	$0.15	20,341,470	$0.28

(1)	Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008.

At June 30, 2011, 4,338,218 stock options are fully vested and currently exercisable with a weighted average exercise price of $.15 and a weighted average remaining term of 7.64 years. There are 20,341,470 warrants that are fully vested and exercisable. Stock based compensation recognized in the six months ended June 30, 2011 was $65,204 and was $82,000 in the six months ended June 30, 2010.

The following summarizes the status of options and warrants outstanding at June 30, 2011:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options
$0.01	1,443,292	8.82
$0.15	2,060,000	9.10
$0.35	775,000	2.06
$0.50	30,000	1.38
$1.67	29,926	0.52
Total	4,338,218

Warrants
$0.01	200,000	4.44
$0.02	71,826	2.95
$0.075	400,000	2.64
$0.10	1,700,000	1.86
$0.12	500,000	2.21
$0.15	5,333,334	2.84
$0.16	500,000	2.77
$0.17	1,544,118	2.99
$0.18	200,000	2.61
$0.20	2,445,239	2.55
$0.35	998,597	0.99
$0.46	4,572,893	1.31
$0.65	1,839,550	1.17
$1.67	35,913	0.45
Total	20,341,470

Stock options and warrants expire on various dates from July 2011 to November 2020.

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

Stock, Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of June 30, 2011 by year of grant:

Stock Options:
Year	Shares	Price
2006	23,941	$1.67
2007	5,985	.35-1.67
2008	1,243,292	.01-.35
2009	105,000	.35-.50
2010	2,060,000	.15
2011	900,000	.01
	4,338,218	$.01-1.67
Warrants:
Year	Shares	Price
2006	71,826	$.02-1.67
2007	28,502	.35
2008	3,244,487	.02-.46
2009	2,188,302	.35-.65
2010	3,435,662	.01-.65
2011	11,372,691	.075-.20
Total	20,341,470	$.01-1.67

NOTE 4 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

					From
	Three Months Ended		Six Months Ended		April 23, 2002
	June 30,		June 30,		(Inception) To
	2011	2010	2011	2010	June 30, 2011
Numerator
Net Loss available in basic and diluted calculation	$(387,386)	$(46,566)	$(864,819)	$(798,070)	$(8,246,896)

Denominator
Weighted average common shares oustanding-basic	22,669,526	12,353,500	19,630,580	12,056,722	4,505,163

Effect of dilutive stock options and warrants (1)	-	-	-	-	-

Weighted average common shares outstanding-diluted	22,669,526	12,353,500	19,630,580	12,056,722	4,505,163

Loss per common share-basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.07)	$(1.83)

(1) The number of shares underlying options and warrants outstanding as of June 30, 2011 and June 30, 2010 are 24,679,688 and 11,173,537, respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

Federal and state income tax return operating loss carryovers, as of June 30, 2011, were approximately $7,632,000 and will begin to expire in 2017.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010

Deferred Tax Asset:
Net Operating Loss	$1,781,000	$1,579,000
Other	49,000	56,000
Total Deferred Tax Asset	1,830,000	1,635,000
Less Valuation Allowance	1,830,000	1,635,000
Net Deferred Income Taxes	$—	$—

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

NOTE 7 – LONG-TERM DEBT

Long-term debt is as follows:
	June 30, 2011	December 31, 2010
Note payable to bank in monthly installments of $1,275/including variable interest at 2% above the prevailing prime rate (3.25% at December 31, 2010) to August 2011 when the remaining balance is payable. The note is personally guaranteed by former executives of the Company.	$2,805	$10,267
Notes payable to two individuals, net of discounts of $5,366 and $9,390 with interest only payments at 12% to March 2012 when the remaining balance is payable. The notes are convertible into 285,715 shares of common stock in the Company at $.35 per share.	94,634	90,610
Note payable issued on October 26, 2009 to the parents of one the Company's officers, net of a discount of $4,822 and $12,360 discount, with interest at 8% to March 31, 2012 and convertible into shares of common stock at $.35 per share.	95,178	87,640
Notes payable issued to two individuals in January, 2010. The notes bear interest at 8%, mature March 31, 2012 and are convertible into shares of common stock, at 50% of the weighted average closing bid price over any 10 consecutive days of trading.	100,000	100,000
Note payable issued on June 12, 2010 to the parents of one of the Company's officers, net of a discount of $41,280 and $67,629. The note bears interest at 12% to March 31, 2012, and is convertible into common stock at $.18 per share.	158,720	132,371
Note payable issued on August 2, 2010 to an institutional investor. The note bears interest at 8%, matures May 4, 2011 and is convertible into common stock at 50% of the average of the three lowest closing prices in any 10 day trading period. $20,000 was converted in the three months ended March 31, 2011 and $30,000, plus accrued interest, was converted in the three months ended June 30, 2011.	-	50,000
Note payable issued on June 14, 2011 to an institutional investor. The note bears interest at 8%, matures May 4, 2011 and is convertible into common stock at 50% of the average of the five lowest closing prices in any 10 day trading period.	63,000	-
Note payable issued on September 16, 2010 to an institutional investor. The note bears interest at 10%, matures March 15, 2012 and is convertible into common stock at $.18 per share.	100,000	100,000
Note payable issued on December 23, 2010 to the parents of one of our officers, net of a discount of $5,402 and $7,229. The note bears interest at 12%, matures December 23, 2012 and is convertible into common stock at $.084 per share.	11,398	9,571
Note payable issued December 31, 2010 to a law firm that accepted this note in full payment of their past due legal fees. The Note bears interest at 6%, matures December 31, 2014 and is convertible into common stock at $.15 per share.	457,300	457,300
Note payable issued on December 23, 2010 to a private investor. The Note matures April 30, 2011 and bears interest at 10%.	6,000	6,000
Note payable issued on September 21, 2010 to the parents of one of our officers, net of a discount of $7,517 and $12,702. The note bears interest at 12%, matures December 23, 2012 and is convertible into common stock at $.18 per share.	24,483	19,298
Notes payable issued in January 2011 to three individuals, net of a debt discount of $36,381. The notes bear interest at 10%, have a 24 month term and are convertible into common stock at $0.084 to $0.10 per share.	113,619	—
Note payable issued January 1, 2011 to a law firm that accepted this note in full payment of their past due legal fees. The Note bears interest at 6%, matures December 31, 2014 and is convertible into common stock at $.15 per share.	89,300	—
Total	$1,316,435	$1,063,056
Less amount due within one year	656,217	66,267
Long-Term Debt	$660,218	$996,789

Cash payments for interest were $187 for the six months ended June 30, 2011 and $556 for the six months ended June 30, 2010.

Principal payments required during the 12 month periods ended June 30:

2012	$730,605
2013	$150,000
2014	$0
2015	$546,600

NOTE 8 – RENT OBLIGATION

The Company leases its principal office under a non-cancelable lease that extends five years. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $24,293 in the six months ended June 30, 2011 and $24,187 in the six months ended June 30, 2010.

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

The inputs to the Black-Scholes model during 2011 and 2010 were as follows:
Stock price	$.08 to $.50
Exercise price	$.01 to $.65
Expected life	2.00 to 6.5	years
Expected volatility	53% to 68%
Assumed dividend rate	-%
Risk free interest rate	.221% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:
	Initial Value	2009 Gain (Loss)	2010 Gain(Loss)	YTD 2011 Gain(Loss)	Value at 6/30/2011
January 1, 2009 Adoption	$479,910	$(390,368)	$868,772	1,498	8
Warrants issued in quarter ended 6/30/2009	169,854	20,847	149,007	1,521	82
Warrants issued in quarter ended 9/30/2009	39,743	(738)	40,419	61	1
Warrants issued in quarter ended 12/31/2009	12,698	617	12.053	28	0
Subtotal	$702,205
Warrants issued in quarter ended 3/31/2010	25,553		25,014	469	69
Warrants issued in quarter ended 6/30/2010	31,332		30,740	508	84
Warrants issued in quarter ended 9/30/2010	31,506		20,811	5,508	5,107
Warrants issued in quarter ended 3/31/2011	265,815			180,367	85,448
Warrants issued in quarter ended 6/30/2011	20,692			954	19,740
Total	$1,077,104	(369,642)	$1,145,292	$190,915	$110,539

NOTE 10 – RELATED PARTY

The Company entered into agreements, in 2008, with our Chairman of the Board, Lawrence Gadbaw, and in 2009 with board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Mr. Morawetz $30,000 upon the Company raising $3 million in new equity. Mr. Gadbaw will also be paid the balance, if any, due under his separation agreement from 2008. This amount was $46,000 upon signing the agreement in 2008, is payable at $2,000 per month, and $12,000 remains in accounts payable as of June 30, 2011. Mr. Morawetz will also receive a stock option for 75,000 shares at $.35 per share and Mr. Gadbaw will receive a stock option for 160,000 shares at $.35 per share upon the Company raising $3 million.

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

Since inception, we have been unprofitable. We incurred a net loss of approximately $1,353,000 for the fiscal year ended 2010 and a net loss of approximately $865,000 for the six months ended June 30, 2011 compared to a loss of approximately $798,000 for the six months ended  June 30, 2010. As of June 30, 2011 we had an accumulated deficit of approximately $8,247,000. As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

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

As of June 30, 2011, we have funded our operations through a bank loan of $41,400, an equity investment of $68,000 from the Wisconsin Rural Enterprise Fund (“WREF”) and $30,000 in early equity investment from several individuals. WREF had also previously held debt in the form of three loans of $18,000, $12,500 and $25,000. In December 2006, WREF converted two of the loans totaling $37,500 into 43,000 shares of our Common Stock.  In August 2006, we secured a $10,000 convertible loan from one of our vendors. In February 2007, we obtained $4,000 in officer and director loans and in March 2007, we arranged a $100,000 convertible note from two private investors. In July 2007, we obtained a convertible bridge loan of $170,000. In June 2008, we paid off the remaining $18,000 loan from WREF and raised approximately $1.6 million through our October 2008 financing. The $170,000 convertible bridge loan and the $4,000 in officer and director loans were converted into shares of the Company’s Common Stock in October 2009.  During 2009 we raised an additional $725,000 in a private placement of stock units and/or convertible debt, with each stock or debt unit consisting of, or converting into, respectively, one share of our Common Stock, and a warrant to purchase one share of our Common Stock at $.65 per share. In 2010 we raised approximately $605,000 from the issuance of convertible debt and approximately $220,000 from the sale of Units of stock and warrants.  The conversion price on the debt and the Unit price of the stock and warrants ranged from $.10 to $.65 per share.

In the first six months of 2011 we have raised $213,000 through the issuance of debt and $628,000 from the sale of stock Units.  Included in the debt is convertible debt of $150.000 that contains a conversion price of $.084 to $.10 per share, a 10% interest rate and a 24 month maturity.  We also issued warrants to purchase 1,525,239 shares of common stock at $.20 per share in connection with this debt issuance.  We sold 8,065,687 stock Units at a unit price from $.07 to $.10 and also issued warrants to purchase 8,065,687 shares at prices of $.10 to $.20 per shares in connection with the sale of stock Units.

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

Share-Based Payment. The Company applies ASC 718-Compensation-Stock Compensation ("ASC 718"). Under ASC 718 stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after January 1, 2006 and unvested awards outstanding at January 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at January 1, 2006, are being recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures, using a straight-line method. We elected the modified-prospective method in under which prior periods are not retroactively restated.

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

Results of Operations

Three months and six months ended June 30, 2011 and 2010

Revenue. The Company recorded $2,374 in revenue in the three months and six months ended June 30, 2011, zero in the three months ended June 30, 2010 and $288 in revenue in the six months ended June 30, 2010. The revenue in the second quarter of 2011 and in the first quarter of 2010 was for disposable supplies purchased by a beta site customer. The Company has recently begun installing Streamway units in hospitals for evaluation purposes and expects the revenue for Streamway units to increase significantly at such time as the hospitals approve the use of the unit for their application and place orders for billable units.

Cost of sales. Cost of sales was $1,820 in the three months and six months ended June 30, 2011, zero in the three months ended June 30, 2010 and $140 in the six months ended June 30, 2010. The gross profit margin was approximately 23% the procedure kits in the three months and six months ended June 30, 2011, primarily due to a discount offer to encourage the customer to fully utilize the equipment, but should increase over time as volume purchasing discounts on both the equipment and the cleaning solution begin to take effect.

General and Administrative expense. General and administrative (G&A) expense primarily consists of, management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses decreased to $273,000 from $438,000 in the three months ended June 30, 2011 compared to June 30, 2010, and decreased to $586,000 in the six months ended June 30, 2011 compared to $1,151,000 in the six months ended June 30, 2010.

The $56,000 decrease in the three-month period was primarily due to a decrease of $116,000 in legal fees and a reduction of $69,000 in salary expense compared to 2010, offset by an increase of $22,000 in stock based compensation and a $30,000 increase in consulting expense. The decrease in salary expense was due to the expense of settling a termination claim with a former officer in June, 2010 and the decrease in legal fees was primarily due to legal bills of approximately $50,000 during 2010 related to a financing agreement that didn’t close and due to less legal complex legal matters in 2011.

The decrease in G&A expenses for the six-month period of 2011, compared to 2010, is primarily due to a $467,000 reduction in stock based consulting expense and a $67,000 reduction in salary expense. Although the Company has continued to compensate consulting arrangements with stock based instruments, the total value of the stock as well the number of shares has decreased. Salary expense declined in 2011 by comparison to 2011 due to a $70,000 charge to expense in 2010 to estimate the costs to settle a termination matter with a former officer. Total G&A expenses are expected to increase due to increased insurance premiums, investor relations expenses and audit and legal fees, resulting from becoming a public company, but otherwise remain relatively constant over the next several quarters.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased to $176,000 in the three months ended June 30, 2011 compared to $45,000 in the three months ended June 30, 2010, and increased to $267,000 in the six months ended June 30, 2011 compared to $110,000 in the six months ended June 30, 2010.

The increase in operations expense in 2011 is primarily due to an increase of $102,000 in manufacturing supplies and components expense in the quarter and $131,000 for the year as the operations department continued to revise and adjust various parts and components in the Streamway unit to respond to results of operating the equipment in live surgical settings. Operations expense in the next several quarters is expected to increase significantly as the Company expects to increase shipments of the Streamway unit as customers complete their evaluations and place orders for billable units.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expense increased to $69,000 in the three months ended June 30, 2011 compared to $68,000 in the three months ended June 30, 2010, and decreased to $88,000 in the six months ended June 30, 2011 compared to $141,000 in the six months ended June 30, 2010.

During the last several quarters the Company has operated on a very slim marketing budget as a result of limited funding. The VP of Sales position remained vacant for several months and we curtailed our travel and spending on promotional activities. Sales and Marketing expense is expected to increase significantly in the future as we recently hired a Director of Sales and we expect to hire additional sales and sales support personnel and increase our trade show, promotion and travel expense significantly after we receive significant funding.

Interest expense.

Interest expense decreased to $58,000 in the three months ended June 30, 2011 compared to $59,000 in the three months ended June 30, 2010, but increased to $115,000 in the six months ended June 30, 2011 compared to $74,000 in the six months ended June 30, 2010. . The increase in interest expense in the six-month period was due to a higher level of interest bearing debt and amortization of larger debt discounts attributable to new convertible debt issued with warrants. Three months ended June 30, 2011 did not experience the same increase in expense because a significant portion of the financing presently on the books does not contain debt discount that increase the level of interest expense.

The (Gain)/Loss on revaluation of equity-linked financial instruments reflected a gain of $186,000 in the three months ended June 30, 2011 compared to a gain of $564,000 in the three months ended June 30, 2010, and reflected a gain of $191,000 in the six months ended June 30, 2011 compared to a $676,000 gain in the six months ended June 30, 2010. The reduction in gain in the current periods resulted primarily from a narrowing of the spread between the exercise price on warrants and the relatively stable, but low, price of the underlying stock in recent months.

Liquidity and Capital Resources

Capital Structure

We had a cash balance of $58,000 as of June 30, 2011 and $9,400 as of December 31, 2010. Since our inception, we have incurred significant losses. As of June 30, 2011, we had an accumulated deficit of approximately $8,300,000. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations expense, including product development expense, sales and marketing and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

There is no certainty that access to needed capital will be successful. We have not depended on the future exercise of outstanding warrants to provide additional funding.

To date, our operations have been funded through a bank loan and private convertible debt in the amount of approximately $1,339,000 and equity investments totaling approximately $3,200,000. As of June 30, 2011, we had accounts payable of $732,000 and accrued liabilities of $521,000. Account payable has declined to $732,000 as of June 30, 2011 from $769,000 as of December 31, 2010 primarily due to the issuance of a convertible note in the amount of $89,300 to one of our law firms as full settlement of the accounts payable balance as of January 1, 2011.

Cash Flows

Net cash used in operating activities was $808,000 in the six months ended June 30, 2011 compared to $538,000 net cash used in operating activities in the six months ended June 30, 2010. The increase in cash used in operations was primarily the result of more payments against delinquent accounts payable than we had been able to achieve in the past due to an increase in cash from financing activities.

Net cash used in investing activities was zero in the six months ended June 30, 2011 and 2010. There have been no investing activities since the Company invested in new furniture and patents in 2008. The Company will likely increase its cash used in investing activities in the next several quarters as we prepare to support the expected growth in sales.

Net cash provided by financing activities was $856,000 in the six months ended June 30, 2011 compared to $531,000 in the same 2010 period. The Company expects to show additional cash provided by financing activities in the next few quarters provided we are successful in raising money with our investment banker.

Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through September 2011 after which additional financing will be needed to continue to satisfy our obligations. While holders of our warrants could exercise and provide cash to us during that time frame, we are not depending on that in our fundraising efforts.

Management hired an investment banker in 2010 to raise an additional $3-$5 million in new equity. The banker was unable to raise the expected $500,000 by September 30, 2010 and the balance within 3 months, but the Company raised approximately $229,000 in equity and $605,000 in convertible debt in 2010, and $628,000 in equity and $213,000 in convertible debt in 2011through alternative means. Although the Company's ability to raise this new capital is in substantial doubt it received approximately $1,725,000 through private placements of equity and convertible debt in 2010 and 2011, and the Company's April 1, 2009 510(k) clearance from the FDA to authorize the Company to market and sell its FMS products is being received very positively. The Company engaged a new investment banker in May 2011 to raise approximately $2 million and if the Company is successful in raising at least $2 million in new equity it will have sufficient capital to operate its business and execute its business plan for at least the next 12 months. If the Company raises the additional capital by issuing additional equity securities, its existing shareholders will likely experience substantial dilution.

The funds from our October 2008 offering have allowed us to complete the testing and certification of our FMS unit and to receive, on April 1, 2009, final FDA clearance. We believe that our existing funds will also be sufficient to pay for normal operating expenses as we await additional funding. We have doubts about raising capital because of our early stage position and history of losses. We also note the recent economic downturn which has made the overall market nervous about investing.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the second quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2011 the Company issued 294,118 shares of common stock and a warrant to purchase 294,118 shares at $.085 per share to an investor in return for his $25,000 investment in the Company.

On May 16, 2011 the Company issued 485,437 shares of common stock as a result of an institutional lender converting $8,000 in debt into common stock at a price determined by a formula in the loan agreement

On May 23, 2011 the Company issued 250,696 shares of common stock as a result of an institutional lender converting $7,000 in debt and $2,000 of accrued interest into common stock at a price determined by a formula in the loan agreement

On May 24, 2011 the Company issued 500,000 shares of common stock and a warrant to purchase 500,000 shares at $.12 per share to an investor in return for his $35,000 investment in the Company.

On July 1, 2011 the Company issued 250,000 shares of common stock and a warrant to purchase 250,000 shares at $.075 per share to an investor in return for his $15,000 investment in the Company.

On July 5, 2011 and July 11, 2011 the Company issued 333,334 total shares of common stock and a warrant to purchase 333,334 shares at $.075 per share to an investor in return for his $20,000 investment in the Company.

On July 12, 2011 the Company issued 571,149 shares of common stock and a warrant to purchase 571,149 shares at $.10 per share to an investor in return for his $40,000 investment in the Company.

On July 14, 2011 the Company issued 57,423 shares of common stock and a warrant to purchase 57,423 shares of common stock at $.10 per share to a consultant for his consulting services.

On July 26, 2011 the Company issued 1,250,000 shares of common stock and a warrant to purchase 1,250,000 shares at $.075 per share to an investor in return for his $75,000 investment in the Company.

On July 26, 2011 the Company issued 333,333 shares of common stock and a warrant to purchase 333,333 shares at $.075 per share to an investor in return for his $20,000 investment in the Company.

On July 26, 2011 the Company issued 333,333 shares of common stock and a warrant to purchase 333,333 shares at $.075 per share to an additional investor in return for his $20,000 investment in the Company.

On July 27, 2011 the Company issued 833,333 shares of common stock and a warrant to purchase 833,333 shares at $.075 per share to an investor in return for his $50,000 investment in the Company.

On August 2, 2011 the Company issued 166,667 shares of common stock and a warrant to purchase 166,667 shares at $.075 per share to an investor in return for his $10,000 investment in the Company.

On August 2, 2011 the Company issued 100,000 shares of common stock to an officer of the Company in connection with an exercise under a stock option agreement dated June 14, 2011.

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

BIODRAIN MEDICAL, INC.

Date: August 15, 2011	By:	/s/ Kevin R. Davidson
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX
BIODRAIN MEDICAL, INC.
Form 10-Q

The quarterly period ended June 30, 2011

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