Form 10-Q
period 2011-09-30
BioDrain Medical, Inc.
filed 2011-11-14
CIK 1446159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or
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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2011, the registrant had 30,427,328 shares of common stock, par value $.01 per share, outstanding.

BIODRAIN MEDICAL, INC.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$77,728	$9,383
Accounts receivable	19,277	-
Prepaid expense and other assets	30,649	8,126
Total Current Assets	127,654	17,509

Fixed assets, net	5,009	6,831
Intangibles, net	141,532	141,532

Total Assets	$274,195	$165,872

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current portion of long term debt (See Note 7)	$-	$10,267
Current portion of convertible debt, net of discounts of $32,513 and $0	683,987	56,000
Accounts payable	719,969	768,720
Accrued expenses	551,896	498,707
Total Current Liabilites	1,955,852	1,333,694

Long term debt and convertible debt, net of discounts of $39,807 and $109,310 (See Notes 6 and 7)	705,593	1,006,789

Liability for equity-linked financial instruments (See Note 9)	87,533	14,946

Stockholders Deficit:
Common stock, $.01 par value, 200,000,000 authorized, 29,139,828 and 14,002,290 outstanding	291,398	140,023
Additional paid-in capital	6,134,829	5,052,497
Deficit accumulated during development stage	(8,901,010)	(7,382,077)
Total Shareholder' Deficit	(2,474,783)	(2,189,557)

Total Liabilities and Shareholders' Deficit	$274,195	$165,872

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					April 23, 2002
					(Inception)
	Three Months Ended September 30,		Nine Months Ended September 30,		To September 30,
	2011	2010	2011	2010	2011
Revenue	$20,264	$-	$22,638	$288	$38,663

Cost of goods sold	11,161	-	12,981	140	20,121

Gross margin	9,103	-	9,657	148	18,542

General and administrative expense	428,843	381,053	1,014,667	1,531,669	6,917,559

Operations expense	135,358	55,649	402,479	165,308	1,580,351

Sales and marketing expense	60,989	36,415	149,247	177,065	805,016

Interest expense	61,033	33,873	176,118	107,580	612,851

Loss (gain) on valuation of equity-linked financial instruments	(23,006)	(348,880)	(213,921)	(1,025,294)	(996,225)

Total expense	663,217	158,110	1,528,590	956,328	8,919,552

Net income (loss) available to common shareholders	$(654,114)	$(158,110)	$(1,518,933)	$(956,180)	$(8,901,010)

Loss per common share basic and diluted	$(0.02)	$(0.01)	$(0.07)	$(0.08)	$(1.73)

Weighted average shares used in computation, basic and diluted	27,236,303	13,159,639	22,193,681	12,428,401	5,136,012

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
PERIOD FROM APRIL 23, 2002 (INCEPTION)
TO SEPTEMBER 30, 2011

	Shares	Amount	Paid in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)	598,549	$5,985	$4,015	$-	$10,000
					-
Issuance of common 10/23/02, $1.67/share	2,993	30	4,970		5,000
Net loss				(51,057)	(51,057)
Balance 12/31/02	601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)	23,942	239	161		400
Issuance of common 6/11&12,$1.67 (3)	21,548	216	34,784		35,000
Net Loss				(90,461)	(90,461)
Balance 12/31/03	647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)	6,567	66	44		110
Net Loss				(90,353)	(90,353)
Balance 12/31/04	653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)	14,964	150	100		250
Vested stock options and warrants			2,793		2,793
Net Loss				(123,852)	(123,852)
Balance 12/31/05	668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16 & 8/8, $.0167 (6)	86,869	869	582		1,451
Issuance of common 10/19 & 23, $.0167 (7)	38,906	389	261		650
Issuance of common 12/01, $1.67 (8)	28,739	287	44,523		44,810
Vested stock options and warrants			13,644		13,644
Net Loss				(273,026)	(273,026)
Balance 12/31/06	823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ 1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11 to 9/30, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)
Issuance of common due to antidilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)

Cumulative effect of adoption of EITF 07-5			(486,564)	6,654	(479,910)
Vested stock options and warrants			111,835		111,835
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in April 2009, $.50	700,000	7,000	343,000		350,000
Shares issued under PPM in May 2009, $.50	220,000	2,200	107,800		110,000
Shares issued under PPM in June 2009, $.50	50,000	500	24,500		25,000
Shares issued under PPM in August 2009, $.50	80,000	800	39,200		40,000
Shares issued under PPM in September 2009, $.50	150,000	1,500	73,500		75,000
Shares issued to directors, management and consultant in August 2009, $.50	797,810	7,978	390,927		398,905
Shares issued to finder in September 2009, $.50	100,000	1,000	49,000		50,000
Capital contributions resulting from waivers of debt			84,600		84,600
Value of equity-linked financial instruments issued in connection with PPMs			(222,296)		(222,296)
Value of equity instruments issued with debt			30,150		30,150
Shares issued to consultant for fund raising	30,000	300	(300)		-
Shares issued under PPM in November 2009, $.50	50,000	500	24,500		25,000
Shares issued upon conversion of debt and interest, $.27	935,446	9,354	247,100		256,454
Shares issued upon conversion of shareholder note, $.35	14,024	140	4,766		4,906
Net Loss				(2,892,230)	(2,892,230)
Balance 12/31/09	11,383,121	113,830	3,573,507	(6,029,368)	(2,342,030)

Shares issued in March 2010 under PPM, $.50	174,550	1,746	85,529		87,275
Shares issed to consultants for IR and consulting, $.50	374,090	3,741	183,304		187,045
Vested stock options and warrants			11,382		11,382
Value of equity instruments issued for consulting services			354,602		354,602
Value of equity-linked financial instruments issued in connection with PPM in first quarter			(25,553)		(25,553)
Shares issued in April 2010 under PPM, $.50	180,000	1,800	88,200		90,000
Shares issed in May 2010 to consultant, $.50	12,850	129	6,296		6,425
Shares issued in May 2010 to 2008 investors as a penalty for late registration of 4,552,862 shares, $.50	710,248	7,102	348,022		355,124
Value of equity instruments issued with debt in second quarter			96,613		96,613
Value of equity-linked financial instruments issued in connection with PPM in second quarter			(31,332)		(31,332)
Value of equity-linked financial instruments issued in connection with PPM in third quarter			(31,506)		(31,506)
Value of equity instruments issued with debt in third quarter			15,553		15,553
Shares issued in September 2010 under PPM, $.10	250,000	2,500	22,500		25,000
Shares issued to consultants in third quarter at $.22 per share	488,860	4,889	102,660		107,549
Shares issued, November 2010, upon exercise of warrants at $.135 per share	128,571	1,286	16,071		17,357
Shares issued to directors as compensation at $.15 per share	300,000	3,000	42,000		45,000
Value of equity instruments issued with debt in fourth quarter			7,308		7,308
Vested stock options in fourth quarter			161,107		161,107
Equity instruments issued to consultants in fourth quarter			26,234		26,234
Net Loss				(1,352,709)	(1,352,709)
Balance 12/31/2010	14,002,290	$140,023	$5,052,497	$(7,382,077)	$(2,189,557)

Value of equity instruments issued with debt in first quarter			47,908		47,908
Value of equity-linked financial instruments issued in connection with stock in first quarter			(265,815)		(265,815)
Shares issued in first quarter at $.075 per share under PPM	5,333,334	53,334	346,666		400,000
Shares issued in first quarter at $.085 per share under PPM	1,294,117	12,941	97,059		110,000
Shares issued in first quarter at $.09 per share under PPM	200,000	2,000	16,000		18,000
Shares issued in first quarter at $.10 per share under PPM	150,000	1,500	13,500		15,000
Equity instruments issued to consultants in first quarter			85,916		85,916
Stock issued upon conversion of debt in first quarter	416,010	4,160	15,840		20,000
Stock issued to pay interest on debt in second quarter	158,333	1,583	20,917		22,500
Shares issued in second quarter at $.085 per share under PPM	588,236	5,882	44,118		50,000
Shares issued in second quarter at $.07 per share under PPM	500,000	5,000	30,000		35,000
Stock issued upon conversion of debt and interest	940,737	9,407	22,593		32,000
Value of equity-linked financial instruments issued in connection with stock in second quarter			(20,695)		(20,695)
Stock options issued to management in second quarter			65,204		65,204
Stock options issued to management in third quarter			200,189		200,189
Stock issued to consultants in third quarter	822,842	8,228	46,772		55,000
Shares issued in third quarter at $.06 per share under PPM	2,916,666	29,167	145,833		175,000
Shares issued in third quarter at $.07 per share under PPM	571,429	5,715	34,285		40,000
Shares issued in third quarter at $.075 per share under PPM	583,334	5,833	29,167		35,000
Shares issued in third quarter at $.20 per share under PPM	562,500	5,625	106,875		112,500
Shares issued upon exercise of a management stock option	100,000	1,000	-		1,000
Net Loss				(1,518,933)	(1,518,933)
Balance 9/30/2011	29,139,828	$291,398	$6,134,829	$(8,901,010)	$(2,474,783)

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

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			April 23,
			2002
	Nine Months		(Inception)
	Ended September 30,		To September 30,
	2011	2010	2011

Cash flow from operating activities:
Net loss	$(1,518,933)	$(956,180)	$(8,901,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,822	1,822	8,212
Vested stock options and warrants	265,393	11,382	995,035
Equity instruments issued for management and consulting	142,813	655,621	1,406,072
Stock based registration payments	-	-	355,124
Conversion of accrued liabilites to capital	-	-	560,998
Amortization of debt discount	84,999	33,411	258,252
(Gain)Loss on valuation of equity-linked instruments	(213,921)	(1,025,294)	(996,225)
Changes in assets and liabilities:
Accounts receivable	(19,277)	15,737	(19,277)
Prepaid expense and other	(22,523)	(6,692)	(30,649)
Notes payable to shareholders	-	-	(14,957)
Accounts payable	40,550	314,229	1,266,571
Accrued expenses	53,189	182,835	551,896
Net cash used in operating activities	(1,185,888)	(773,129)	(4,559,958)

Cash flow from investing activities:
Purchase of fixed assets	-	-	(12,258)
Purchase of intangibles	-	-	(142,495)
Net cash used in investing activities	-	-	(154,753)

Cash flow from financing activities:
Proceeds from long term and convertible debt	250,500	582,000	1,376,805
Repayment of convertible debt	-	(100,000)	(100,000)
Principal payments on long term debt	(10,267)	(10,677)	(296,531)
Restricted cash in escrow	-	103,333	-
Debt converted to common stock	-	-	174,000
Accrued interest converted to stock	22,500	-	109,860
Issuance of common stock	991,500	202,275	3,528,305
Net cash provided by financing activities	1,254,233	776,931	4,792,439

Net increase in cash	68,345	3,802	77,728
Cash at beginning of period	9,383	16,632	-
Cash at end of period	$77,728	$20,434	$77,728

Non cash transactions:
Conversion of debt into common stock	$52,000	$-	$52,000
Conversion of accounts payable to convertible debt	89,300	-	546,599
Total non cash transactions	$141,300	$-	$598,599

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Amounts presented at and for the three months and nine months ended September 30, 2011 and September 30, 2010 are unaudited)

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

Management hired an investment banker in 2010 to raise an additional $3-$5 million in new equity. The banker was unable to raise the expected $500,000 by September 30, 2010 and the balance within 3 months, but the Company raised approximately $229,000 in equity and $605,000 in convertible debt in 2010 and $992,000 in equity and $251,000 in convertible debt in 2011 through alternative means. Although the Company's ability to raise all of this new capital is in substantial doubt it did receive approximately $2,075,000 through private placements of equity and convertible debt in 2010 and 2011, and the Company's April 1, 2009 510(k) clearance from the FDA to authorize the Company to market and sell its FMS products is being received very positively. The Company engaged a new investment banker in May 2011 to raise approximately $2 million and if the Company is successful in raising at least $2 million in new equity it will have sufficient capital to operate its business and execute its business plan for at least the next 12 months. The Company currently has a commitment for $1 million in convertible debt from an institutional investor that is contingent upon raising an equal amount of equity prior to closing. The Company is continuing its efforts to raise at least $1 million in equity so that it can take advantage of the $1 million commitment from the institutional investor. If the Company raises the additional capital by issuing additional equity securities, its existing shareholders will likely experience substantial dilution.

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

Advertising

Advertising costs are expensed as incurred. There were no advertising expenses in the three months and nine months ended September 30, 2011 and September 30, 2010.

Research and Development

Research and development costs are charged to operations as incurred. There were no research and development expenses in the three months and nine months ended September 30, 2011 and September 30, 2010.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104 (together, SAB 101), and ASC 605-Revenue Recognition.

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

Receivables

Receivables are reported at the amount the Company expects to collect on balances outstanding. The Company has determined there will be no losses on balances outstanding at September 30, 2011.

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

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception through November 1, 2011, 30,427,328 shares of common stock have been issued between par value and $1.67. Operations since incorporation have primarily been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

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

ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model or other acceptable means. The Company uses the Black-Scholes option valuation model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company's common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements, the expected dividend rate and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions the Company uses in calculating the fair value of stock-based payment awards represent the Company's best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and the Company uses different assumptions, the Company's equity-based compensation expense could be materially different in the future.

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

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	1.67	92,776	1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	1.67	121,278	1.04

Issued	1,243,292	0.20	5,075,204	0.45
Expired			(11,971)	3.76

Outstanding at December 31, 2008	1,291,174	0.26	5,184,511	0.45

Issued	205,000	0.37	2,188,302	0.65

Outstanding at December 31, 2009	1,496,174	0.27	7,372,813	0.49

Issued	2,210,000	0.17	3,435,662	0.34
Expired	(207,956)	0.43	(8,979)	1.67
Exercised			(128,571)	0.46

Outstanding at December 31, 2010	3,498,218	0.19	10,670,925	0.44

Issued	2,483,334	0.01	16,821,508	0.13
Expired	(65,985)	0.47	(2,009,560)	0.46
Exercised	(100,000)	0.01
Outstanding at September 30, 2011	5,815,567	$0.11	25,482,873	$0.23

(1)	Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008.

At September 30, 2011, 4,818,657 stock options are fully vested and currently exercisable with a weighted average exercise price of $0.14 and a weighted average remaining term of 8.02 years. There are 25,482,873 warrants that are fully vested and exercisable. Stock based compensation recognized in the nine months ended September 30, 2011 was $265,393 and was $667,000 in the nine months ended September 30, 2010.

The following summarizes the status of options and warrants outstanding at September 30, 2011:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options:
$0.01	2,926,626	9.22
$0.15	2,060,000	8.85
$0.35	775,000	1.80
$0.50	30,000	1.12
$1.67	23,941	0.37
Total	5,815,567

Warrants:
$0.01	200,000	4.19
$0.02	71,826	2.70
$0.075	4,657,745	2.77
$0.10	2,328,572	2.18
$0.12	500,000	2.59
$0.13	631,429	2.03
$0.15	5,333,334	2.41
$0.16	500,000	2.52
$0.17	1,294,118	2.51
$0.18	200,000	2.36
$0.20	2,445,239	2.30
$0.25	562,500	2.95
$0.35	998,597	0.74
$0.46	4,000,035	1.18
$0.65	1,729,550	0.91
$1.67	29,928	0.24
Total	25,482,873

Stock options and warrants expire on various dates from October 2011 to July 2021.

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

The shareholders approved an increase in authorized shares to 80 million shares in an annual shareholder meeting on June 22, 2010 and approved an increase in authorized shares to 200 million shares in a special shareholder meeting on September 7, 2011.

Stock, Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of September 30, 2011 by year of grant:

Stock Options:
Year	Shares	Price
2006	17,956	$1.67
2007	5,985	1.67
2008	1,243,292	.01-.35
2009	105,000	.35
2010	2,060,000	.15
2011	2,383,334	.01
	5,815,567	$.01-1.67
Warrants:
Year	Shares	Price
2006	65,841	$.02-1.67
2007	28,502	.35
2008	2,943,058	.02-.46
2009	2,188,302	.13-.65
2010	3,435,662	.01-.65
2011	16,821,508	.075-.25
Total	25,482,873	$.01-1.67

NOTE 4 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

					From
	Three Months Ended		Nine Months Ended		April 23, 2002
	September 30,		September 30,		(Inception) To
	2011	2010	2011	2010	September 30, 2011
Numerator
Net Loss available in basic and diluted calculation	$(654,114)	$(158,110)	$(1,518,933)	$(956,180)	$(8,901,010)

Denominator
Weighted average common shares oustanding-basic	27,236,303	13,159,639	22,193,681	12,428,401	5,136,012

Effect of dilutive stock options and warrants (1)	-	-	-	-	-

Weighted average common shares outstanding-diluted	27,236,303	13,159,639	22,193,681	12,428,401	5,136,012

Loss per common share-basic and diluted	$(0.02)	$(0.01)	$(0.07)	$(0.08)	$(1.73)

(1) The number of shares underlying options and warrants outstanding as of September 30, 2011 and September 30, 2010 are 31,298,440 and 12,027,714, respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

Federal and state income tax return operating loss carryovers, as of September 30, 2011, were approximately $8,300,000 and will begin to expire in 2017.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)
Deferred Tax Asset:
Net Operating Loss	$1,933,000	$1,579,000
Other	48,000	56,000
Total Deferred Tax Asset	1,981,000	1,635,000
Less Valuation Allowance	1,981,000	1,635,000
Net Deferred Income Taxes	$—	$—

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

NOTE 7 – LONG-TERM DEBT

Long-term debt is as follows:
	September 30, 2011	December 31, 2010
Note payable to bank in monthly installments of $1,275/including variable interest at 2% above the prevailing prime rate (3.25% at December 31, 2010). The final payment under the note was made in September 2011. The note was personally guaranteed by former executives of the Company.	$—		$10,267
Notes payable to two individuals, net of discounts of $3,353 and $9,390 with interest only payments at 12% to March 2012 when the remaining balance is payable. The notes are convertible into 285,715 shares of common stock in the Company at $.35 per share.	96,647		90,610
Note payable issued on October 26, 2009 to the parents of one the Company's officers, net of a discount of $1,054 and $12,360 discount, with interest at 8% to March 31, 2012 and convertible into shares of common stock at $.35 per share.	98,946		87,640
Notes payable issued to two individuals in January 2010. The notes bear interest at 8%, mature March 31, 2012 and are convertible into shares of common stock, at 50% of the weighted average closing bid price over any 10 consecutive days of trading.	100,000		100,000
Note payable issued on June 12, 2010 to the parents of one of the Company's officers, net of a discount of $28,106 and $67,629. The note bears interest at 12% to March 31, 2012, and is convertible into common stock at $.18 per share.	171,894		132,371
Note payable issued on August 2, 2010 to an institutional investor. The note bears interest at 8%, matured May 4, 2011 and was convertible into common stock at 50% of the average of the three lowest closing prices in any 10 day trading period. $20,000 was converted in the three months ended March 31, 2011 and $30,000, plus accrued interest, was converted in the three months ended June 30, 2011.	—		50,000
Note payable issued on June 14, 2011 to an institutional investor. The note bears interest at 8%, matures June 14, 2012 and is convertible into common stock at 55% of the average of the five lowest closing prices in any 10 day trading period.	63,000		—
Note payable issued on July 12, 2011 to an institutional investor. The note bears interest at 8%, matures April 16, 2012 and is convertible into common stock at 60% of the average of the five lowest closing prices in any 10 day trading period.	37,500		—
Note payable issued on September 16, 2010 to an institutional investor. The note bears interest at 10%, matures March 15, 2012 and is convertible into common stock at $.18 per share.	100,000		100,000
Note payable issued on December 23, 2010 to the parents of one of our officers, net of a discount of $4,489 and $7,229. The note bears interest at 12%, matures December 23, 2012 and is convertible into common stock at $.084 per share.	12,311		9,571
Note payable issued December 31, 2010 to a law firm that accepted this note in full payment of their past due legal fees. The Note bears interest at 6%, matures December 31, 2014 and is convertible into common stock at $.15 per share.	457,300		457,300
Note payable issued on December 23, 2010 to a private investor. The Note matured April 30, 2011, is due on demand, and bears interest at 10%.	6,000		6,000
Note payable issued on September 21, 2010 to the parents of one of our officers, net of a discount of $4,925 and $12,702. The note bears interest at 12%, matures December 23, 2012 and is convertible into common stock at $.18 per share.	27,075		19,298
Notes payable issued in January 2011 to three individuals, net of a debt discount of $30,393. The notes bear interest at 10%, have a 24 month term and are convertible into common stock at $0.084 to $0.10 per share.	119,607		—
Note payable issued January 1, 2011 to a law firm that accepted this note in full payment of their past due legal fees. The Note bears interest at 6%, matures December 31, 2014 and is convertible into common stock at $.15 per share.	89,300		—
Total	$1,379,580		$1,063,056
Less amount due within one year	673,987		66,267
Long-Term Debt	$705,593	$	$ 996,789

Cash payments for interest were $208 for the nine months ended September 30, 2011 and $799 for the nine months ended September 30, 2010.

Principal payments required during the 12 month periods ended September 30:

2012	$716,500
2013	$48,800
2014	$150,000
2015	$546,600

NOTE 8 – RENT OBLIGATION

The Company leases its principal office under a non-cancelable lease that extends five years. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $24,293 in the nine months ended September 30, 2011 and $24,187 in the nine months ended September 30, 2010.

The Company’s rent obligation for the years 2011 to 2015 is as follows:

2011	$30,000
2012	$31,000
2013	$26,000
2014	$0
2015	$0

NOTE 9 – LIABILITY FOR EQUITY-LINKED FINANCIAL INSTRUMENTS

The Company adopted ASC 815- Derivatives and Hedging (“ASC 815”) on January 1, 2009. ASC 815 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which was the Company's first quarter of 2009. Many of the warrants issued by the Company contain a strike price adjustment feature, which upon adoption of ASC 815, changed the classification (from equity to liability) and the related accounting for warrants with a $479,910 estimated fair value of as of January 1, 2009. An adjustment was made to remove $486,564 from paid-in capital (the cumulative values of the warrants on their grant dates), a positive adjustment of $6,654 was made to accumulated deficit, representing the gain on valuation from the grant date to January 1, 2009, and booked $479,910 as a liability. The warrants issued in 2011 do not contain a strike price adjustment feature and, therefore, are not treated as a liability.

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

The inputs to the Black-Scholes model during 2011 and 2010 were as follows:
Stock price	$.08 to $.50
Exercise price	$.01 to $.65
Expected life	2.00 to 6.5	years
Expected volatility	54% to 68%
Assumed dividend rate	-%
Risk free interest rate	.13% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:
	Initial Value	2009 Gain (Loss)	2010 Gain(Loss)	YTD 2011 Gain(Loss)	Value at 9/30/2011
January 1, 2009 Adoption	$479,910	$(390,368)	$868,772	1,506	$0
Warrants issued in quarter ended 6/30/2009	169,854	20,847	149,007	(10,498)	12,101
Warrants issued in quarter ended 9/30/2009	39,743	(738)	40,419	(2,902)	2,964
Warrants issued in quarter ended 12/31/2009	12,698	617	12.053	(1,068)	1,095
Subtotal	$702,205
Warrants issued in quarter ended 3/31/2010	25,553		25,014	(7,115)	7,654
Warrants issued in quarter ended 6/30/2010	31,332		30,740	(7,677)	8,269
Warrants issued in quarter ended 9/30/2010	31,506		20,811	(44,834)	55,449
Warrants issued in quarter ended 3/31/2011	265,815			265,815	0
Warrants issued in quarter ended 6/30/2011	20,692			20,692	0
Total	$1,077,104	(369,642)	$1,145,292	$213,919	$87,533

NOTE 10 – RELATED PARTY

The Company entered into agreements, in 2008, with our Chairman of the Board, Lawrence Gadbaw, and in 2009 with board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Mr. Morawetz $30,000 upon the Company raising $3 million in new equity. Mr. Gadbaw will also be paid the balance, if any, due under his separation agreement from 2008. This amount was $46,000 upon signing the agreement in 2008, is payable at $2,000 per month, and $12,000 remains in accounts payable as of September 30, 2011. Mr. Morawetz will also receive a stock option for 75,000 shares at $.35 per share and Mr. Gadbaw will receive a stock option for 160,000 shares at $.35 per share upon the Company raising $3 million.

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

Since inception, we have been unprofitable. We incurred a net loss of approximately $1,353,000 for the fiscal year ended 2010 and a net loss of approximately $1,519,000 for the nine months ended September 30, 2011 compared to a loss of approximately $956,000 for the nine months ended September 30, 2010. As of September 30, 2011 we had an accumulated deficit of approximately $8,901,000. As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

We have focused on finalizing our production and obtaining final FDA clearance to sell our product to the medical facilities market. FDA final clearance was obtained on April 1, 2009. Our innovative FMS is being sold through experienced, independent medical distributors and manufacturers representatives who we believe enhance acceptability of our product in the marketplace. We are currently in the process of signing agreements with independent sales representatives and product installation organizations and conducting training sessions. We achieved our first billable shipment in June 2009. Since our FDA clearance to sell our FMS product was only received on April 1, 2009, it is too early to know with a high degree of confidence how quickly, and in what amounts, new orders will develop.

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

As of September 30, 2011, we have funded our operations through a bank loan of $41,400, an equity investment of $68,000 from the Wisconsin Rural Enterprise Fund (“WREF”) and $30,000 in early equity investment from several individuals. WREF had also previously held debt in the form of three loans of $18,000, $12,500 and $25,000. In December 2006, WREF converted two of the loans totaling $37,500 into 43,000 shares of our Common Stock.  In August 2006, we secured a $10,000 convertible loan from one of our vendors. In February 2007, we obtained $4,000 in officer and director loans and in March 2007, we arranged a $100,000 convertible note from two private investors. In July 2007, we obtained a convertible bridge loan of $170,000. In June 2008, we paid off the remaining $18,000 loan from WREF and raised approximately $1.6 million through our October 2008 financing. The $170,000 convertible bridge loan and the $4,000 in officer and director loans were converted into shares of the Company’s Common Stock in October 2009.  During 2009 we raised an additional $725,000 in a private placement of stock units and/or convertible debt, with each stock or debt unit consisting of, or converting into, respectively, one share of our Common Stock, and a warrant to purchase one share of our Common Stock at $.65 per share. In 2010 we raised approximately $605,000 from the issuance of convertible debt and approximately $220,000 from the sale of Units of stock and warrants.  The conversion price on the debt and the Unit price of the stock and warrants ranged from $.10 to $.65 per share.

In the first nine months of 2011 we have raised $250,500 through the issuance of convertible debt and $991,500 from the sale of stock Units.  Convertible debt, in the amount of $150,000 contains a conversion price of $.084 to $.10 per share, a 10% interest rate and a 24 month maturity.  We also issued warrants to purchase 1,525,239 shares of common stock at $.20 per share in connection with this debt issuance.  Convertible debt in the amount of $100,500 bears interest at 8%, has a maturity of  12 months and contains a conversion price based upon 55-60% of the 10 day volume weighted average stock price. We sold 12,699,617 stock Units at a unit price from $.06 to $.20 and also issued warrants to purchase 12,699,617 shares at prices of $.075 to $.25 per shares in connection with the sale of stock Units.

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

Results of Operations

Three months and nine months ended September 30, 2011 and 2010

Revenue. The Company recorded $20,264 in revenue in the three months and $22,638 in the nine months ended September 30, 2011, zero in the three months and $288 in the nine months ended September 30, 2010. The revenue in the third quarter of 2011 included the sale of one Streamway® system and disposable supplies to operate the Streamway. Revenue in 2010 was solely for disposable supplies for an evaluation unit.The Company has recently begun installing Streamway units in hospitals for evaluation purposes and, in one case, for production purposes, and expects the revenue for Streamway units to increase significantly at such time as the hospitals approve the use of the unit for their application and place orders for billable units.

Cost of sales. Cost of sales was $11,161 in the three months and $13,981 in the nine months ended September 30, 2011, zero in the three months and $140 in the nine months ended September 30, 2010. The gross profit margin was only 43% for the system and the procedure kits in the three months and nine months ended September 30, 2011, primarily due to a discount offer to encourage the customer to fully utilize the equipment, but should increase over time as volume purchasing discounts on both the equipment and the cleaning solution begin to take effect.

General and Administrative expense. General and administrative (G&A) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses increased to $429,000 from $381,000 in the three months ended September 30, 2011 compared to September  30, 2010, and decreased to $1,015,000 in the nine months ended September30, 2011 compared to $1,532,000 in the nine months ended September 30, 2010.

The increase in the three-month period was primarily due to an increase of $41,000 in investor relations expense and an increase of $84,000 in stock based compensation offset, in part, by a decrease of $54,000 in stock based consulting expense and $20,000 in other consulting expense. The increase in stock based compensation expense was due to an award of stock options to the management team during the quarter and the increase in investor relations expense was due to a siginificant effort to promote the current revenue ramp-up effort that the Company is undertaking.

The $517,000 decrease in G&A expenses for the nine-month period of 2011, compared to 2010, is primarily due to a $439,000 reduction in consulting expense and a $65,000 reduction in salary expense.  Although the Company has continued to compensate consulting with stock based instruments, the total value of the stock, and the number of shares has decreased. Salary expense declined in 2011 by comparison to 2010 due to a $70,000 charge to expense in 2010 to estimate the costs to settle a termination matter with a former officer. Total G&A expenses are expected to increase due to increased insurance premiums, investor relations expenses and audit and legal fees, resulting from becoming a public company, but otherwise remain relatively constant over the next several quarters.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased to $135,000 in the three months ended September 30, 2011 compared to $56,000 in the three months ended September 30, 2010, and increased to $402,000 in the nine months ended September 30, 2011 compared to $165,000 in the nine months ended September 30, 2010.

The increase in operations expense in 2011 is primarily due to an increase of $94,000 in stock based compensation and an increase in manufacturing supplies and components expense of $128,000 for the year as the operations department continued to revise and adjust various parts and components in the Streamway unit to respond to results of operating the equipment in live surgical settings. The increase in stock based compensation was due to an award of stock options to management in the third quarter. Operations expense in the next several quarters is expected to increase significantly as the Company expects to increase shipments of the Streamway unit as customers complete their evaluations and place orders for billable units.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expense increased to $61,000 in the three months ended September 30, 2011 compared to $36,000 in the three months ended September 30, 2010, but decreased to $149,000 in the nine months ended September 30, 2011 compared to $177,000 in the nine months ended September  30, 2010.

During the last several quarters the Company has operated on a very slim marketing budget as a result of limited funding. The VP of Sales position remained vacant for several months and we curtailed our travel and spending on promotional activities. The decrease in the nine-month period is primarily the result of a decrease of $56,000 in salary expense offset, in part, by an increase of $15,000 in stock based compensation and an increase of $13,000 in sales commissions.  Sales and Marketing expense is expected to increase significantly in the future as we recently hired a Director of Sales and we expect to hire additional sales and sales support personnel and increase our trade show, promotion and travel expense significantly after we receive significant funding.

Interest expense.

Interest expense increased to $61,000 in the three months ended September 30, 2011 compared to $34,000 in the three months ended September 30, 2010, and increased to $176,000 in the nine months ended September 30, 2011 compared to $108,000 in the nine months ended September 30, 2010. The increase in interest expense in the three-month period and the nine-month period was due to a higher level of interest bearing debt and amortization of larger debt discounts attributable to new convertible debt issued with warrants.

The (Gain)/Loss on revaluation of equity-linked financial instruments reflected a gain of $23,000 in the three months ended September 30, 2011 compared to a gain of $349,000 in the three months ended September 30, 2010, and reflected a gain of $214,000 in the nine months ended September 30, 2011 compared to a $1,025,000 gain in the nine months ended September 30, 2010.  The reduction in gain in the current periods resulted primarily from a narrowing of the spread between the exercise price on warrants and due to reaching the expiration date on a significant portion of the warrants during the period.

Liquidity and Capital Resources

Capital Structure

We had a cash balance of $78,000 as of September 30, 2011 and $20,000 as of September 30, 2010. Since our inception, we have incurred significant losses. As of September 30, 2011, we had an accumulated deficit of approximately $8,901,000. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations, sales and marketing and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

There is no certainty that access to needed capital will be successful. We have not depended on the future exercise of outstanding warrants to provide additional funding.

To date, our operations have been funded through a bank loan and private convertible debt in the amount of approximately $1,377,000 and equity investments totaling approximately $3,562,000. As of September 30, 2011, we had accounts payable of $720,000 and accrued liabilities of $552,000. Account payable has declined to $720,000 as of September 30, 2011 from $769,000 as of December 31, 2010 primarily due to the issuance of a convertible note in the amount of $89,300 to one of our law firms as full settlement of the accounts payable balance as of January 1, 2011.

Cash Flows

Net cash used in operating activities was $1,186,000 in the nine months ended September 30, 2011 compared to $773,000 net cash used in operating activities in the nine months ended September 30, 2010. The increase in cash used in operations was primarily the result of more payments against delinquent accounts payable than we had been able to achieve in the past due to an increase in cash from financing activities.

Net cash used in investing activities was zero in the nine months ended September 30, 2011 and 2010. There have been no investing activities since the Company invested in new furniture and patents in 2008. The Company will likely increase its cash used in investing activities in the next several quarters as we prepare to support the expected growth in sales.

Net cash provided by financing activities was $1,254,000 in the nine months ended September 30, 2011 compared to $777,000 in the same 2010 period. The Company expects to show additional cash provided by financing activities in the next few quarters provided we are successful in raising money with our investment banker.

Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through November 2011 after which additional financing will be needed to continue to satisfy our obligations. While holders of our warrants could exercise and provide cash to us during that time frame, we are not depending on that in our fundraising efforts.

Management hired an investment banker in 2010 to raise an additional $3-$5 million in new equity. The banker was unable to raise the expected $500,000 by September 30, 2010 and the balance within 3 months, but the Company raised approximately $229,000 in equity and $605,000 in convertible debt in 2010, and $992,000 in equity and $251,000 in convertible debt in 2011through alternative means. Although the Company's ability to raise this new capital is in substantial doubt it received approximately $2,075,000 through private placements of equity and convertible debt in 2010 and 2011, and the Company's April 1, 2009 510(k) clearance from the FDA to authorize the Company to market and sell its FMS products is being received very positively. The Company engaged a new investment banker in May 2011 to raise approximately $2 million and if the Company is successful in raising at least $2 million in new equity it will have sufficient capital to operate its business and execute its business plan for at least the next 12 months. The Company has a commitment from an institutional investor for $1 million in convertible debt that is contingent on the Company raising a minimum of $1 million in new equity. If the Company raises the additional capital by issuing additional equity securities, its existing shareholders will likely experience substantial dilution.

The funds from our October 2008 offering have allowed us to complete the testing and certification of our FMS unit and to receive, on April 1, 2009, final FDA clearance. We believe that our existing funds will also be sufficient to pay for normal operating expenses as we wait for additional funding. We have doubts about raising capital because of our early stage position and history of losses. We also note the recent economic downturn which has made the overall market nervous about investing.

Our operating plan assumes that we will achieve certain levels of operating costs and expenses, as to which there can be no assurance that we will be able to achieve. This plan is completely dependent on our ability to raise additional capital through future financings. In addition, if events or circumstances occur such that we are unable to meet our operating plan as expected, we will be required to seek additional capital, pursue other strategic opportunities, or we will be forced to reduce the level of expenditures, which could have a material adverse effect on our ability to achieve our intended business objectives and to continue as a going concern. Even if we achieve our operating plan, we will be required to seek additional financing or strategic relationships.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the third quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2011 the Company issued 62,500 shares of common stock and a warrant to purchase 62,500 shares of common stock at $.25 per share to an investor in return for his $12,500 investment in the Company.

On August 31, 2011 the Company issued 475,000 shares of common stock and a warrant to purchase 475,000 shares of common stock at $.075 per share to a fund raising consultant.

On August 31, 2011 the Company issued 290,699 shares of common stock to a consultant as partial compensation for investor relations consulting work.

On September 15, 2011 the Company issued 500,000 shares of common stock and a warrant to purchase 500,000  shares of common stock at $.25 per share to an investor in return for his $100,000 investment in the Company.

On October 3, 2011 the Company issued 500,000 shares of common stock and a warrant to purchase 500,000  shares of common stock at $.25 per share to an investor in return for his $100,000 investment in the Company.

On October 6, 2011 the Company issued 100,000 shares of common stock and a warrant to purchase 100,000  shares of common stock at $.25 per share to an investor in return for his $20,000 investment in the Company.

On October 6, 2011 the Company issued 50,000 shares of common stock and a warrant to purchase 50,000  shares of common stock at $.25 per share to an investor in return for his $10,000 investment in the Company.

On October 11, 2011 the Company issued 575,000 shares of common stock to a consultant as sole compensation for investor relations consulting work.

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

BIODRAIN MEDICAL, INC.

Date: November 14, 2011	By:	/s/ Kevin R. Davidson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX
BIODRAIN MEDICAL, INC.
Form 10-Q

The quarterly period ended September 30, 2011

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