Form 10-Q/A
period 2011-09-30
BioDrain Medical, Inc.
filed 2011-11-23
CIK 1446159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends the Form 10-Q filed by the Registrant for the fiscal quarter ended September 30,2011, which was originally filed on November 14, 2011 (“Original 10-Q”). The purpose of this Amendment is to file Exhibit 3.2 and revise Item 6. of Part II to list Exhibit 3.2 in our Exhibit Index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIODRAIN MEDICAL, INC.

Date: November 23, 2011	By:	/s/ Kevin R. Davidson
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