Form 10-K/A
period 2011-12-31
BioDrain Medical, Inc.
filed 2012-05-02
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-155299

BIODRAIN MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	33-1007393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2915 Commers Drive, Suite 900, Eagan, Minnesota	55121
(Address of principal executive offices)

Former Address: 2060 Centre Pointe Boulevard, Suite 7 Mendota Heights, Minnesota	55120

Registrant’s telephone number, including area code: (651) 389-4800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, One Cent ($0.01)	None
Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, no market price existed for the voting and non-voting common equity held by non-affiliates of the registrant. There were 46,686,911 shares of the registrant’s common stock outstanding as of April 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On April 16, 2012, we filed our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services). All other items as presented in the Original Filing are unchanged, except that Item 15 (Exhibits) is amended and restated. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and principal financial and accounting officer, filed as an exhibit hereto.

 INDEX TO FORM 10-K/A

		Page Number
	PART III
Item 10	Directors, Executive Officers and Corporate Governance	1
Item 11	Executive Compensation	4
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	6
Item 13	Certain Relationships and Related Transactions, and Director Independence	8
Item 14	Principal Accountant Fees and Services	8
Item 15	Exhibits	9
	SIGNATURES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table identifies our current executive officers and directors:

Name	Age(1)	Position Held

Lawrence W. Gadbaw (3)	74	Chairman of the Board of Directors

Joshua Kornberg	38	Interim CEO, President and CFO and Director

Kevin R. Davidson	52	Director

Chad A. Ruwe	47	Director

Peter L. Morawetz (2)	84	Director

Thomas J. McGoldrick (2)	68	Director

Andrew P. Reding (3)	42	Director

Jeffrey Galitz	54	Director

(1)	As of the date of this Report.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.

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

Josh Kornberg, Interim Chief Executive Officer, President and Chief Financial Officer and Director. Mr. Kornberg was appointed by the Board on April 24, 2012 as the Interim Chief Executive Officer, President and Chief Financial Officer. Mr. Kornberg was elected to the Board on March 9, 2012. Mr. Kornberg was appointed to the Board in March 2012 at the direction of Dr. Samuel Herschkowitz, pursuant to the terms of the note purchase agreement executed with Dr. Herschkowitz in December 2011. See “Certain Transactions.” As long as any amount payable under the note remains outstanding, Dr. Herschkowitz or his designee is entitled to appoint a special advisor to the Company’s Board of Directors, who will be appointed as a member of the Board upon request. Pursuant to this authority, Josh Kornberg was appointed to the Board on March 9, 2012. Mr. Kornberg is a founding partner of APA, a private equity fund based in New York. Mr. Kornberg is President and founding partner of GPF, a private equity fund based in New York. Prior to founding GPF, Mr. Kornberg served as Chief Investment Officer of The Lightstone Group, a national private equity firm and Director of the Lightstone Value Plus REIT, a public company focused on commercial real estate. Mr. Kornberg served as Director of Acquisitions and Development at ARK Realty Investors, a real estate investment and development firm. He worked in the capital markets group at Morgan Stanley, and also served as Vice President at The RREEF Funds, one of the leading global pension fund advisors. Mr. Kornberg is the managing partner of SOK Partners. We believe Mr. Kornberg’s extensive experience with finance and investments in companies in the health care market, etc., as well as his current position as Interim Chief Executive Officer, make him qualified to serve on the Board.

Kevin R. Davidson, Director. Mr. Davidson served as our President and Chief Executive Officer from 2006 through April 22, 2012 and our Chief Financial Officer from January 2009 through April 22, 2012. He has been a Director since 2006. He has over 20 years of experience in the medical technology sector. He has been the Chief Financial Officer of three medical technology companies including his most recent position beginning in 2003 as Chief Financial Officer, Vice President of Business Development at OrthoRehab, Inc., where he led the successful sale of the organization to Otto Bock GmbH. In addition to his Chief Financial Officer experience, Mr. Davidson was an investment banker in the medical technology sector as a Managing Director with the Arthur Andersen Global Corporate Finance Group from 1998 to 2002, where he led and closed several transactions in this sector. Mr. Davidson also has experience in the corporate development function in the medical area, including holding positions at St. Jude Medical, Inc. from 1989 to 1992. In addition, he has extensive domestic and international experience as a management consultant in this area. Mr. Davidson received a BA in Economics from Gustavus Adolphus College in 1982 and an MBA from The Colgate Darden Graduate School of Business Administration at the University of Virginia in 1986. We believe Mr. Davidson’s extensive experience as an executive officer of medical technology companies, including more than five years as our CEO qualify him to serve on the Board.

Chad A. Ruwe, Director. Mr. Ruwe was our Executive Vice President of Operations from 2008 to 2009 and served as our Chief Operating Officer from 2009 to December 2011. He has been a director since 2009.   He has over 20 years experience in global business leadership in critical fluid management industries focused on containment, management, and delivery of highly toxic and corrosive fluids.  From 2002 to 2007, he held several senior management positions with Entegris, Inc., including General Manager of NT International, a wholly owned subsidiary of Entegris, from March 2002 to December 2003, Vice President of the Fluid Handling Systems business, Vice President of Corporate Marketing from August 2005 to January 2006, Vice President of the Semiconductor business and Vice President & General Manager of the Liquid Micro-Contamination business from January 2006 to December 2008.  From March 1996 to February 2002, Mr. Ruwe was with Tescom Corporation (now part of Emerson’s Climate Technologies Group) serving as Vice President & General Manager of the High Purity Controls Division and Hankuk Tescom, Ltd., an assembly and test facility in South Korea.  Mr. Ruwe held several management level positions at Parker Hannifin Corporation from 1987 to 1996. Mr. Ruwe has previously served on the board of directors for two early stage venture start-ups.  He holds a Master of Science degree in Management, specializing in Operations Research, from the University of Alabama, Huntsville, and he received his Bachelor of Science degree in Mechanical Engineering, specializing in Fluid Dynamics, from The Ohio State University in Columbus, Ohio. We believe Mr. Ruwe’s extensive experience as an executive officer of fluid management companies, including more than three years as an executive officer of our company; qualify him to serve on the Board.

Peter L. Morawetz, PhD, Director. Dr. Morawetz is a consultant to development-stage companies in the medical and high technology field. He has served as a director of the Company since its inception in 2002. From 1985 to 2002, he provided consulting services in the fields of technology and product positioning for a large number of U.S. and foreign corporations. Notable clients included Medtronic, EMPI, Hutchinson Technologies, Minntech, Bauer Biopsy Needles, American Medical, Lectec and Walker Reading Technologies. In the course of a thirty-year career, he covered progressively important positions in engineering and R&D management. His contributions include development of neurological devices at Medtronic, Inc. from 1971 to 1981 and EMPI, Inc. from 1981 to 1985, as well as magnetic-storage devices at Univac from 1958 to 1961 and again from 1965 to 1967 and Fabri-Tek from 1961 to 1965. He has seven patents and has been active in market planning and corporate development. We believe Dr. Morawetz’s extensive experience with medical and technology companies qualify him to serve on the Board.

Thomas J. McGoldrick, Director. Mr. McGoldrick has served as a director of the Company since 2005. Prior to that, he served as Chief Executive Officer of Monteris Medical Inc. from November 2002 to November 2005. He has been in the medical device industry for over 30 years and was co-founder and Chief Executive Officer of Fastitch Surgical in 2000. Fastitch is a start-up medical device company with unique technology in surgical wound closure. Prior to Fastitch, Mr. McGoldrick was President and Chief Executive Officer of Minntech from 1997 to 2000. Minntech was a $75 million per year publicly traded (Nasdaq-MNTX) medical device company offering services for the dialysis, filtration, and separation markets. Prior to employment at Minntech from 1970 to 1997, he held senior marketing, business development and international positions at Medtronic, Cardiac Pacemakers, Inc. and Johnson & Johnson. Mr. McGoldrick is on the board of directors of two other start-up medical device companies. We believe Mr. McGoldrick’s extensive experience with medical and technology companies qualify him to serve on the Board.

Andrew P. Reding, Director. Mr. Reding is an executive with extensive experience in sales and marketing of capital equipment for the acute care markets. He has served as a director of the Company since 2006 and he is currently the President and Chief Executive Officer of TRUMPF Medical Systems, Inc., a position he has held since April 2007. Prior to that, he was Director of Sales at Smith & Nephew Endoscopy and prior to that, he served as Vice President of Sales and Director of Marketing with Berchtold Corporation from 1994 to 2006. His experience is in the marketing and sales of architecturally significant products for the operating room, emergency department and the intensive care unit. Mr. Reding has successfully developed high quality indirect and direct sales channels, implemented programs to interface with facility planners and architects and developed GPO and IDN portfolios. Mr. Reding holds a bachelors degree from Marquette University and an MBA from The University of South Carolina. We believe Mr. Reding’s extensive experience with medical device and health care companies qualify him to serve on the Board.

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

CODE OF ETHICS

On November 14, 2008, the Board adopted the Code of Ethics of BioDrain Medical, Inc. that applies to all officers, directors and employees of the Company. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business. The Code of Ethics was filed as Exhibit 14.1 to the Company’s Registration Statement on Form 10-K filed with the SEC on April 16, 2012.

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

Our Audit Committee currently consists of Mr.Gadbaw, as the chairperson, and Mr. Reding. Each Audit Committee member is a non-employee director of our Board. The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all current members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(a) (2) of the Nasdaq listing standards). The Audit Committee met four times in fiscal 2011.

Audit Committee Financial Expert

The Board has determined that neither Mr. Gadbaw nor Mr. Reding is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act of 1933, as amended. As noted above, Mr. Gadbaw and Mr. Reding are independent within the meaning of Nasdaq’s listing standards. The Board of Directors would prefer to include an audit committee financial expert on the Audit Committee in the future; however, it has determined that currently, none of the independent directors would qualify.

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

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2011, except as follows: two members of the Board of Directors, Albert Emola, former Director and Jeffrey Galitz, a current Director, each filed their Form 3 after the due date. All other reports needed to be filed have been filed for the fiscal year ended December 31, 2011.

DIRECTOR NOMINATIONS

The Company does not have a Governance/Nominating Committee. The entire Board of Directors considers and evaluates all director nominees. The Board of Directors will consider director candidates recommended by stockholders. The Board does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. To nominate a director, stockholders must submit such nomination in writing to our Secretary at 2060 Centre Pointe Boulevard, Suite 7, Mendota Heights, Minnesota 55120.

While the Board of Directors has not established specific, minimum qualifications, qualities or skills that a director nominee is required to have and the Board of Directors does not have a formal diversity policy and does not follow any ratio or formula with respect to diversity in order to determine the appropriate composition of the Board, the Board of Directors generally considers: (i) the size of the Board of Directors best suited to fulfill its responsibilities, (ii) the overall composition of the membership of the Board of Directors to ensure that the Board of Directors has the requisite expertise and consists of persons with sufficiently diverse backgrounds and (iii) the reputation, independence, integrity, education, and business, strategic and financial skills of director nominees. The Board of Directors does not currently have a policy regarding attaining diversity on the Board.

Item 11. Executive Compensation

Summary Compensation Table for Fiscal 2010 and 2011

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2011 and December 31, 2010 by each of the named executive officers:

								Non
								Qualified
								Deferred
						(3)	Non Equity	Compens
						Option	Incentive Plan	ation	Total
Name and Principal Position	Year	Salary	Bonus	Stock Awards		Awards	Compensation	Earnings	Compensation
Kevin R. Davidson	2011	$177,083	$-	$		$227,470	$-	$-	$404,533
Former President, CEO, CFO (1)	2010	$170,000	$-		$-	$61,126	$-	$-	$231,126
Officer

Chad A. Ruwe (2)	2011	$129,375	$-	$		$192,058	$-	$-	$321,433
Former Chief Operating	2010	$135,000	$-		$-	$40,591	$-	$-	$175,591
Officer

(1)	Mr. Davidson served as our President and Chief Executive Officer from 2006 through April 22, 2012 and our Chief Financial Officer from January 2009 through April 22, 2012.
(2)	Mr. Ruwe served as our Chief Operating Officer from 2009 through December 7, 2011.
(3)	Represents the actual compensation cost recognized during 2011 as determined pursuant to FASB ASC 718 - Stock Compensation utilizing the assumptions discussed in Note 3, “Stock Options and Warrants,” in the notes to financial statements included in the Form 10-K filed on April 16, 2012.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2011

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2011:

	Option Awards				Stock Awards

			Number of			Number of Shares	Market Value of
		Number of Securities	Securities	Option	Option	or Units of Stock	Shares of Units of
		Underlying Options	Underlying Options	Exercise	Expiration	that have not	Stock that Have not
	Grant Date	Exercisable	Unexercisable	Price	Date	Vested	Vested
Kevin R. Davidson	6/5/2008	543,292		$0.01	6 /5/2018
(1)	6/11/2008		80,000	$0.35	6/11/2013
	11/16/2010	800,000		$0.15	11/15/2020
	8/1/2011	666,667		$0.01	7/31/2021

Chad A. Ruwe (2)	6/16/2008	200,000	50,000	$0.35	6/16/2013
	11/16/2010	700,000		$0.15	11/15/2020
	6/14/2011	200,000		$0.01	6/13/2021
	8/1/2011	500,000		$0.01	6/13/2021

(1)	Mr. Davidson left the Company, as CEO, President and CFO, April. 24, 2012; his stock options fully vest upon his exit date and are exercisable for twelve months thereafter.

(2)	Mr. Ruwe left the Company, as COO, December 7, 2011; his stock options fully vested upon his exit date and are exercisable for twelve months thereafter

Potential Payments Upon Termination or Change of Control

Most of our stock option agreements provide for an acceleration of vesting in the event of a change in control as defined in the agreements. Additionally, the restricted stock agreements that were awarded to management and directors in 2011 also provide for an acceleration of vesting in the event there is a change in control as defined in the 2008 Equity Incentive Plan.

DIRECTOR COMPENSATION

The directors of BioDrain Medical, Inc. are not paid cash compensation for their service on the Board except for Lawrence Gadbaw, who is paid $2,000 per month for his service as Chairman of the Board.

Beginning in 2009, the Board instituted an annual restricted stock award program for non-employee directors, except for the Chairman, under which they will be awarded 20,000 shares of restricted stock annually on each anniversary date of service on the Board. There were no restricted stock awards in 2011. Mr. Gadbaw is entitled to a stock option, as of September 30 of each year that he continues to serve as Chairman of the Board, to purchase 30,000 shares of common stock for a fixed price that is determined by the Board to be the market value on the date of grant. The option is immediately vested and has a term of three years. Mr. Gadbaw was not granted an option to purchase 30,000 shares in 2011.

Director Compensation Table for Fiscal 2011

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2011.

Fees Paid or
Name	Earned in Cash	Stock Awards	Option Awards	Total
Lawrence W. Gadbaw (1)	$24,000			$24,000
Joshua Kornberg	$-			$-
Kevin Davidson	$-			$-
Chad Ruwe	$-			$-
Peter Morawetz	$-			$-
Thomas McGoldrick	$-			$-
Jeffrey Galitz	$-			$-
Andrew Reding	$-			$-

-1	Mr. Gadbaw received $2,000 per month as compensation for serving as Chairman of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is the beneficial ownership of the Company’s common stock as of April 30, 2012 by the Company’s directors, executive officers, and 5% shareholders.

	Amount and
	Nature of	Percent
	Beneficial	of
Name of Beneficial Owner	Ownership	Class

Lawrence W. Gadbaw (2)	414,163	0.79%

Kevin R. Davidson (3)	2,423,293	4.62%

Chad A. Ruwe (4)	2,560,572	4.88%

Peter L. Morawetz (5)	361,245	0.69%

Thomas J. McGoldrick	118,506	0.23%

Andrew P. Reding (6)	98,506	0.19%

Jeffrey Galitz	1,250,000	2.38%

Josh Kornberg (7)	6,217,800	11.84%

Sam Herschkowitz (8)(9)	19,262,108	36.68%

Ron Levine (10)	9,334,239	17.78%

Tracey McGilvray (10)	1,757,745	3.35%

Dean and Carol Ruwe (11)	2,231,112	4.25%

James Dauwalter (12)	3,968,906	7.56%

	49,998,195	95.22%

All directors and executive officers as a group (8 persons)	13,444,085	25.60%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Includes (i) options to purchase 30,000 shares of common stock at a price of $.50 per share and (ii) options to purchase 85,000 shares at $.15 per share (iii) options to purchase 160,000 shares at $.35

(3)	Includes (i) options to acquire 543,292 shares of common stock at $.01 per share and (ii) options to acquire 800,000 shares of common stock at $.15 per share (iii) options to acquire 666,667 shares of common stock at $.10 (iv) options to acquire 80,000 shares of common stock at $.35.

(4)	Includes (i) options to acquire 250,000 shares of common stock at $.35 per share, and (ii) options to acquire 700,000 shares of common stock at $.15 per share (iii) options to acquire 500,000 shares of common stock at $.10 (iv) options to acquire 200,000 shares of common stock at $.10. Does not include 621,429 shares of common stock underlying warrants because such securities contain a restriction on exercise limiting the holder’s ability to exercise to the extent that such exercise would cause the beneficial ownership of the holder, together with its affiliates, to exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock as a result of an exercise.

(5)	Includes options to acquire 75,000 shares of common stock at $.35.

(6)	Includes options to acquire 5,985 shares of common stock granted pursuant to a director stock option agreement by and between Mr. Reding and the Company.

(7)	Includes an equity bonus to SOK Partners, consisting of 4,615,385 shares of common stock, with a second installment due within five business days after SOK Partners has made aggregate advances under the note of at least $300,000. Until the maturity date of the note, if the Company obtains financing from any other source without the consent of SOK Partners, then the Company is required to issue additional bonus equity in an amount equal to $600,000 less the aggregate advances on the note made prior to the breach. Includes 300,000 shares issued as consulting compensation. Includes 1,302,415 derivative shares of common stock from the convertible note held by SOK Partners. Joshua Kornberg and Dr. Herschkowitz are the managing partners of SOK Partners.

(8)	Includes 4,615,385 shares of common stock held by SOK Partners. Includes 1,302,415 derivative shares of common stock from the convertible note held by SOK partners.

(9)	Includes 7,500,000 shares transferred to Dr. Herschkowitz effective in April 2012, upon the occurrence of an event of default on the note. Includes 100,000 shares of stock issued for an additional advance from APA Partners. Includes 163,333 shares of common stock issued to Dr. Herschkowitz as bonus shares for attending Board Meetings. Includes 3,692,308 derivative shares of underlying convertible debt.

(10)	Includes 1,666,667 shares of common stock registered to the Ron Levine IRA, 344,476 shares of common stock registered to Bellejule Partners, LP, 1,666,667 shares of common stock registered to the Carole Levine IRA, and 250,000 shares of common stock registered to Caron Partners, LP. This number includes 404,762 shares of common stock underlying warrants registered to Bellejule Partners, LP, and 4,446,667 shares of common stock underlying warrants registered to Caron Partners, 475,000 shares of common stock underlying warrants registered to Ron Levine and Affiliated Partners, 80,000 shares of common stock underlying warrants registered to Ron Levine, LP as these securities were Board approved to remove the legal restriction on exercise limiting the holder’s ability to exercise to the extent that such exercise would cause the beneficial ownership of the holder, together with its affiliates, to exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock as a result of an exercise. Ron Levine is the beneficial owner of, and natural person with voting and dispositive power over, these securities. Beth Levine is the general partner of Caron Partners, LP, and, in such capacity, may also be deemed to have voting and dispositive power over the securities registered to Caron Partners, LP. Carole Levine may also be deemed to have voting and dispositive power over the securities registered to the Carole Levine IRA. In March 2012 Mr. Levine transferred 1,475,000 shares to his daughter Tracey McGilvray. Ms. McGilvray shares include a warrant to acquire 282,745 shares of common stock at $.075.

(11)	Includes 1,774,603 shares of common stock underlying convertible debt. This number includes 2,031,112 shares of common stock underlying warrants though such securities contain a restriction on exercise limiting the holder’s ability to exercise to the extent that such exercise would cause the beneficial ownership of the holder, together with its affiliates, to exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock as a result of an exercise. These security holders are the parents of Chad A. Ruwe, a member of our Board.

(12)	Includes 2,200,001 shares of common stock underlying warrants though such securities contain a restriction on exercise limiting the holder’s ability to exercise to the extent that such exercise would cause the beneficial ownership of the holder, together with its affiliates, to exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock as a result of an exercise.

Equity Compensation Plan Information

The following table presents the equity compensation plan information as of December 31, 2011:

Number of
securities
remaining
	Number of		available for future
	securities to be		issuance under
	issued upon	Weighted-average	equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	restricted stock,	options,	securities reflected
	warrants and options	warrants	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	916,017	$0.367	59,388
Equity compensation plans not approved by security holders (2)	4,347,841	$0.226	-
TOTAL	5,263,858	$0.251	59,388

(1)	Includes 797,810 shares of restricted stock and 18,207 warrant shares issued under the 2008 Equity Incentive Plan.
(2)	The Company issued stock options to purchase 1,291,174 shares to employees and directors prior to the adoption of the 2008 Equity Incentive Plan and stock options to purchase 3,056,667 shares outside of the 2008 Equity Incentive Plan after the Plan was adopted.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements.

On March 28, 2012, the Company entered into a Convertible Note Purchase Agreement, dated as of March 28, 2012 (the “SOK Purchase Agreement”) between the Company and SOK Partners, LLC (“SOK Partners”), an investment partnership. Josh Kornberg, who is a member of the Company’s Board of Directors, and Dr. Samuel Herschkowitz, a principal shareholder, are affiliates of the manager of SOK Partners. Pursuant to the SOK Purchase Agreement, the Company issued a 20.0% convertible note due August 2012 in the principal amount of up to $600,000. Principal and accrued interest on the note are due and payable on August 28, 2012. The Company’s obligations under the note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The SOK Purchase Agreement and the note include customary events of default that include, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other indebtedness and bankruptcy and insolvency defaults. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the note, and interest rate of twenty-four (24%) percent per annum accrues if the note is not paid when due.

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

As long as any amount payable under the note remains outstanding, SOK Partners or its designee is entitled to appoint a special advisor to the Company’s Board of Directors, who will be appointed as a member of the Board upon request. SOK Partners has requested the ability to appoint another member to the Board; as of this filing date no additional appointment has been made.

March 28, 2012, the Company signed an Amended and Restated Note Purchase Agreement, dated as of December 20, 2011, with Dr. Herschkowitz (as amended, the “Herschkowitz Purchase Agreement”). Pursuant to the Herschkowitz Purchase Agreement, the Company issued a 20.0% convertible note due June 20, 2012 in the principal amount of $240,000 for previous advances under the note. The Company’s obligations under the note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The Company has previously issued to Dr. Herschkowitz an equity bonus consisting of 1,546,667 shares of common stock. An additional 7,500,000 shares were transferred to Dr. Herschkowitz effective in April 2012, upon the occurrence of an event of default on the note. Dr. Herschkowitz and the Company are currently in negotiations regarding other consequences of the default.

As long as any amount payable under the note remains outstanding, Dr. Herschkowitz or his designee is entitled to appoint a special advisor to the Company’s Board of Directors, who will be appointed as a member of the Board upon request. Pursuant to this authority, Josh Kornberg, currently the Interim Chief Executive Officer, President and Chief Financial Officer was appointed to the Board on March 9, 2012.

Item14. Principal Accountant Fees and Services

ACCOUNTANT FEES

In connection with the audit of the fiscal 2011 financial statements, the Company entered into an engagement agreement with Olsen Theilen & Co., Ltd., which sets forth the terms by which Olsen Theilen & Co., Ltd. will perform audit services for the Company.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2011 and December 31, 2010, by Olsen Theilen & Co., Ltd., the Company’s principal accountant. All fees described below were approved by the Audit Committee.

	2011	2010

Audit Fees (1)	$83,022	$67,966
Audit-Related Fees (2)	-	-
Tax Fees (3)	544	1,963
All Other Fees (4)	-	-
	$83,564	$69,929

1)	Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements. Also includes fees for services rendered in connection with the filing of registration statements and other documents with the SEC, the issuance of accountant consents and comfort letters and assistance in responding to SEC comment letters.

2)	Tax Fees consist of fees billed in the indicated year for professional services performed by Olsen Theilen & Co., Ltd. with respect to tax compliance, tax advice and tax planning.

3)	All Other Fees consist of fees billed in the indicated year for other permissible work performed by Olsen Theilen & Co., Ltd. that is not included within the above category descriptions.

Item 15. Exhibits, Financial Statement Schedules

Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODRAIN MEDICAL, INC.

Date: April 30 2012	By:	/s/ Joshua Kornberg
Joshua Kornberg
Interim President, Chief Executive Officer, and Chief Financial Officer

EXHIBIT INDEX

BIODRAIN MEDICAL, INC.

FORM 10-K/A

Exhibit

Number	Description
3.1	Articles of Incorporation, as amended

3.2	Bylaws, as amended (7)

10.1	Employment Agreement between the Registrant and Kevin R. Davidson, dated October 4, 2006 (1)**

10.2	Confidential Separation Agreement and Release between the registrant and Lawrence W. Gadbaw, dated August 13, 2008 (1)**

10.3	Stock Option Agreement between the registrant and Kevin R. Davidson, dated June 5, 2008 (1)**

10.4	Director Stock Option Agreement between the registrant and Thomas McGoldrick, dated August 22, 2006 (1)**

10.5	Director Stock Option Agreement between the registrant and Andrew P. Reding, dated November 11, 2006 (1)**

10.6	Consulting Agreement between the registrant and Marshall C. Ryan and Mid-State Stainless, Inc., dated June 2008 (1)

10.7	Patent Assignment by Marshall C. Ryan in favor of the registrant, dated June 18, 2008 (1)

10.8	Convertible Debenture between the registrant and Kevin R. Davidson, dated February 2, 2007 (1)

10.9	Convertible Debenture between the registrant and Peter L. Morawetz, dated February 2, 2007 (1)

10.10	Convertible Debenture between the registrant and Andrew P. Reding, dated February 2, 2007 (1)

10.11	Convertible Debenture between the registrant and Thomas McGoldrick, dated January 30, 2007 (1)

10.12	Convertible Debenture between the registrant and Andcor Companies, Inc., dated September 29, 2006 (1)

10.13	Convertible Debenture between the registrant and Carl Moore, dated March 1, 2007 (1)

10.14	Convertible Debenture between the registrant and Roy Moore, dated March 1, 2007 (1)

10.15	Form of Subscription Agreement (1)

10.16	Form of Registration Rights Agreement (1)

10.17	Form of Escrow Agreement (1)

10.18	Form of Warrant (1)

10.19	2008 Equity Incentive Plan (1)**

10.20	Office Lease Agreement between the registrant and Roseville Properties Management Company, as agent for Lexington Business Park, LLC (1)

10.21	Employment Agreement between the registrant and David Dauwalter, dated August 11, 2008 (2)**

10.22	Amendment No. 1 to Employment Agreement between the registrant and David Dauwalter, dated September 11, 2008 (2)**

10.23	Consulting Agreement by and between the registrant and Andcor Companies, Inc., dated September 15, 2008 (2)

10.24	Consulting Agreement by and between the registrant and Taylor & Associates, Inc., dated August 15, 2008 (2)

10.25	Independent Contractor Agreement between Belimed, Inc. and the registrant, dated February 2, 2009 (3)

10.26	Supply Agreement between Oculus Innovative Sciences, Inc., and the registrant, dated February 20, 2009 (4)

10.27	Agreement between the registrant and Peter Morawetz, dated May 15, 2009 (5)

10.28	Amendment No. 1 to BioDrain Medical, Inc. 2008 Equity Incentive Plan (6)**
10.29	Convertible Note Purchase Agreement between the Company and SOK Partners, LLC dated March 28, 2012, including the form of Convertible Promissory Grid Note (8)

10.30	Amended and Restated Note Purchase Agreement between the Company and Dr. Samuel Herschkowitz dated as of December 20, 2011, including the form of Convertible Promissory Note (issued in the amount of $240,000) (8)

14.1	Code of ethics

23.1	Consent of Independent Registered Public Accounting Firm (9)

31.1*	Certification of principal executive officer required by Rule 13a-14(a)

31.2*	Certification of principal financial officer required by Rule 13a-14(a)

32.1*	Section 1350 Certification

*Filed herewith.

**Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

(1)	Filed on November 12, 2008 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(2)	Filed on January 12, 2009 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1and incorporated herein by reference.

(3)	Filed on April 6, 2009 as an exhibit to our Amendment No. 3 to our Registration Statement on Form S-1and incorporated herein by reference.

(4)	Filed on July 1, 2009 as an exhibit to our Amendment No. 5 to our Registration Statement on Form S-1and incorporated herein by reference.

(5)	Filed on August 12, 2009 as an exhibit to Amendment No. 7 to our Registration Statement on Form S-1and incorporated herein by reference.

(6)	Filed on June 15, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on November 23, 2011 as an exhibit to Amendment No. 1 to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(8)	Filed on April 3, 2012 as an exhibit to our Current report on Form 8-K and incorporated herein by reference.

(9)	Filed April 16, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

