Form 10-Q
period 2012-03-31
BioDrain Medical, Inc.
filed 2012-05-15
CIK 1446159

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________________  to

Commission File Number: 000-54361

BioDrain Medical, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	33-1007393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2915 Commers Drive, Suite 900	Eagan, Minnesota 55121
(Address of principal executive offices)	(Zip Code)

651-389-4800

(Registrant’s telephone number, including area code)

2060 Centre Pointe Boulevard, Suite 7, Mendota Heights, Minnesota 55120
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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2012, the registrant had 46,686,911 shares of common stock, par value $.01 per share, outstanding.

BIODRAIN MEDICAL, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$22,393	$122,985
Accounts Receivable	19,069	50,294
Inventories	91,937	97,605
Prepaid Expense and other assets	62,281	30,148
Total Current Assets	195,680	301,032

Fixed Assets, net	4,453	4,600
Intangibles, net	140,588	140,588

Total Assets	$340,721	$446,220

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current portion of convertible debt, net of discounts of $23,415 and $28,741 (See Notes 6,7, and 10)	$1,227,042	$1,055,559
Accounts payable	728,291	731,135
Accrued expenses	626,544	566,574
Total Current Liabilities	2,581,877	2,353,268
Long-term debt and convertible debt, net of discounts of $0 and $16,446 (See Note 7)	546,600	630,153

Liability for equity-linked financial instruments (See Note 9)	165,412	166,063

Stockholders' Deficit:
Common stock, $.01 par value, 200,000,000 authorized, 38,636,433 and 32,074,000 outstanding	386,364	320,740
Additional paid-in capital	9,242,791	8,844,952
Deficit accumulated during development stage	(12,582,323)	(11,868,956)
Total Stockholders' Deficit	(2,953,168)	(2,703,264)

Total Liabilities and Stockholders' Deficit	$340,721	$446,220

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period from April 23, 2002 (Inception) to March 31,
	2012	2011	2012
Revenue	$22,635	$-	$135,297

Cost of Goods Sold	13,806	-	77,026

Gross Margin	8,829	-	58,271

General and administrative expenses	565,721	312,954	10,030,179

Operations expense	69,737	91,591	1,599,271

Sales and marketing expense	31,900	19,724	920,385

Interest expense	55,488	57,892	722,595

Loss (gain) on valuation of equity-linked financial instruments	(650)	(4,728)	(631,836)

Total expense	722,196	477,433	12,640,594

Net loss available to common shareholders	$(713,367)	$(477,433)	$(12,582,323)

Loss per common share - basic and diluted	$(0.02)	$(0.03)	$(1.93)

Weighted average shares used in computation - basic and diluted	32,664,003	16,557,867	6,503,773

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

PERIOD FROM APRIL 23, 2002 (INCEPTION)

TO MARCH 31, 2011

	Shares	Amount	Paid-in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)	598,549	$5,985	$4,015	$-	$10,000
					-
Issuance of common 10/23/02, $1.67/share	2,993	30	4,970		5,000
Net loss				(51,057)	(51,057)
Balance 12/31/02	601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)	23,942	239	161		400
Issuance of common 6/11&12,$1.67 (3)	21,548	216	34,784		35,000
Net loss				(90,461)	(90,461)
Balance 12/31/03	647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)	6,567	66	44		110
Net loss				(90,353)	(90,353)
Balance 12/31/04	653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)	14,964	150	100		250
Vested stock options and warrants			2,793		2,793
Net loss				(123,852)	(123,852)
Balance 12/31/05	668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16 & 8/8, $.0167 (6)	86,869	869	582		1,451
Issuance of common 10/19 & 23, $.0167 (7)	38,906	389	261		650
Issuance of common 12/01, $1.67 (8)	28,739	287	44,523		44,810
Vested stock options and warrants			13,644		13,644
Net loss				(273,026)	(273,026)
Balance 12/31/06	823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ 1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11 to 9/30, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)
Issuance of common due to antidilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)

Cumulative effect of adoption of EITF 07-5			(486,564)	6,654	(479,910)
Vested stock options and warrants			111,835		111,835
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in April 2009, $.50	700,000	7,000	343,000		350,000
Shares issued under PPM in May 2009, $.50	220,000	2,200	107,800		110,000
Shares issued under PPM in June 2009, $.50	50,000	500	24,500		25,000
Shares issued under PPM in August 2009, $.50	80,000	800	39,200		40,000
Shares issued under PPM in September 2009, $.50	150,000	1,500	73,500		75,000
Shares issued to directors, management and consultant in August 2009, $.50	797,810	7,978	390,927		398,905
Shares issued to finder in September 2009, $.50	100,000	1,000	49,000		50,000
Capital contributions resulting from waivers of debt			84,600		84,600
Value of equity-linked financial instruments issued in connection with PPMs			(222,296)		(222,296)
Value of equity instruments issued with debt			30,150		30,150
Shares issued to consultant for fund raising	30,000	300	(300)		-
Shares issued under PPM in November 2009, $.50	50,000	500	24,500		25,000
Shares issued upon conversion of debt and interest, $.27	935,446	9,354	247,100		256,454
Shares issued upon conversion of shareholder note, $.35	14,024	140	4,766		4,906
Net loss				(2,892,230)	(2,892,230)
Balance 12/31/09	11,383,121	$113,830	$3,573,507	$(6,029,368)	$(2,342,030)

Shares issued in March 2010 under PPM, $.50	174,550	1,746	85,529		87,275
Shares issued to consultants for IR and consulting, $.50	374,090	3,741	183,304		187,045
Value of equity instruments issued for consulting services			354,602		354,602
Vested stock options and warrants			11,382		11,382
Value of equity-linked financial instruments issued in connection with PPM in first quarter			(25,553)		(25,553)
Shares issued in April 2010 under PPM, $.50	180,000	1,800	88,200		90,000
Shares issued in May 2010 to consultant, $.50	12,850	129	6,296		6,425
Shares issued in May 2010 to 2008 investors as a penalty for late registration of 4,552,862 shares, $.50	710,248	7,102	348,022		355,124
Value of equity instruments issued with debt			119,474		119,474
Value of equity-linked financial instruments issued in connection with PPM in second quarter			(31,332)		(31,332)
Value of equity-linked financial instruments issued in connection with PPM in third quarter			(31,506)		(31,506)
Shares issued in September 2010 under PPM, $.10	250,000	2,500	22,500		25,000
Shares issued to consultants in third quarter at $.22 per share	488,860	4,889	102,660		107,549
Shares issued in November 2010 upon exercise of warrants at $.135 per share	128,571	1,286	16,071		17,357
Shares issued in November 2010 to directors as compensation at $.15 per share	300,000	3,000	42,000		45,000
Vested stock options in fourth quarter			161,107		161,107
Equity instruments issued to consultants in fourth quarter			26,234		26,234
Net loss				(1,352,709)	(1,352,709)
Balance 12/31/2010	14,002,290	$140,023	$5,052,497	$(7,382,077)	$(2,189,557)
Value of equity instruments issued with debt in first quarter			47,908		47,908
Shares issued in first quarter at $.075 per share under PPM	5,333,334	53,334	346,666		400,000
Shares issued in first quarter at $.085 per share under PPM	1,294,117	12,941	97,059		110,000
Shares issued in first quarter at $.09 per share under PPM	200,000	2,000	16,000		18,000
Shares issued in first quarter at $.10 per share under PPM	150,000	1,500	13,500		15,000
Vested stock options and warrants in first quarter			268,549		268,549
Equity instruments issued to consultants in first quarter			91,504		91,504
Stock issued upon conversion of debt in first quarter	416,010	4,160	15,840		20,000
Stock issued to pay interest on debt in second quarter	158,036	1,580	20,920		22,500
Shares issued in second quarter at $.085 per share under PPM	588,236	5,882	44,118		50,000
Shares issued in second quarter at $.07 per share under PPM	500,000	5,000	30,000		35,000
Stock issued upon conversion of debt and interest	941,034	9,410	22,590		32,000
Vested stock options and warrants in second quarter			82,463		82,463
Equity instruments issued to consultants in second quarter			12,256		12,256
Vested stock options and warrants in third quarter			1,357,494		1,357,494
Equity instruments issued to consultants in third quarter			147,116		147,116
Restricted stock issued to consultants in third quarter	822,842	8,228	46,772		55,000
Shares issued in third quarter at $.06 per share under PPM	3,500,000	35,000	175,000		210,000
Shares issued in third quarter at $.07 per share under PPM	571,429	5,715	34,285		40,000
Shares issued in third quarter at $.20 per share under PPM	562,500	5,625	106,875		112,500
Shares issued upon exercise of stock options at $.01	100,000	1,000			1,000
Shares issued in fourth quarter at $.35 per share IR compensation	575,000	5,750	195,500		201,250
Shares issued in fourth quarter at $.20 per share under PPM	812,500	8,125	154,375		162,500
Equity instruments upon conversion of Accounts Payable in first quarter			20,000		20,000
Vested stock options and warrants in fourth quarter			229,132		229,132
Shares issued to private investor in fourth quarter at $.15 per share	1,546,667	15,467	216,533		232,000
Net loss				(4,486,879)	(4,486,879)
Balance 12/31/2011	32,074,000	$320,740	$8,844,952	$(11,868,956)	$(2,703,264)
Shares issued in first quarter to institutional investor upon conversion of Note Payable at $.1342 per share	59,613	596	7,404		8,000
Shares issued in first quarter to institutional investor upon conversion of Note payable at $.13 per share	107,692	1,077	12,923		14,000
Shares issued in first quarter to institutional investor upon conversion of Note Payable at $.088 per share	170,455	1,705	13,295		15,000
Shares issued in first quarter to institutional investor upon conversion of Note payable at $.0466 per share	343,348	3,433	12,567		16,000
Shares issued in first quarter to institutional investor upon conversion of Note Payable at $.0446 per share	269,058	2,690	9,310		12,000

Shares issued in first quarter to institutional investor upon conversion of Note payable at $.0466 per share	268,670	2,687	7,313		10,000
Shares issued in first quarter to institutional investor upon conversion of Note payable at $.0397 per share	428,212	4,282	4,218		8,500
Shares issued to a private investor in the first quarter at $.065 per share	4,615,385	46,154	253,846		300,000
Shares issued for consulting to the now Interim CEO in the first quarter at $.065 per share	300,000	3,000	16,500		19,500
Vested stock options and warrants in first quarter			60,463		60,463
Net loss				(713,367)	(713,367)
Balance 3/31/2012	38,636,433	$386,364	$9,242,791	$(12,582,323)	$(2,953,168)

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

(7) Employment agreements

(8) Investment

(9) Conversion of convertible notes by management

(10) Investment, "October 2008 financing".

See Notes to Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		April 23, 2002 (Inception)
	2012	2011	To March 31, 2012
Cash flow from operating activities:
Net loss	(713,367)	(477,433)	(12,582,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147	607	9,712
Vested stock options and warrants	60,463	-	2,727,763
Equity instruments issued for management and consulting	319,500	85,916	2,189,440
Stock-based registration payments	-	-	355,124
Capital contributions resulting from waivers of debt	-	-	476,398
Amortization of debt discount	21,773	27,999	307,057
(Gain) loss on valuation of equity-linked instruments	(650)	(4,728)	(631,836)
Changes in assets and liabilities:
Accounts receivable	31,225	-	(19,069)
Inventories	5,668	-	(91,937)
Prepaid expense and other assets	(32,133)	2,278	(62,281)
Notes payable to shareholders	-	-	(14,957)
Accounts payable	(2,845)	(26,303)	1,294,890
Accrued expenses	59,970	24,259	738,404
Net cash used in operating activities:	(250,249)	(367,405)	(5,303,615)

Cash flow from investing activities:
Purchase of fixed assets	-	-	(12,258)
Purchase of intangibles	-	-	(142,495)
Net cash used in investing activities	-	-	(154,753)

Cash flow from financing activities:
Proceeds from long-term and convertible debt	149,657	150,000	1,433,623
Repayment of convertible debt	-	-	(100,000)
Principal payments on long-term debt	-	(3,709)	(75,667)
Restricted cash in escrow	-	-	-
Issuance of common stock		543,000	4,222,805
Net cash provided by (used in) financing activities	149,657	689,291	5,480,761

Net increase (decrease) in cash	(100,592)	321,886	22,393
Cash at beginning of period	122,985	9,383	-
Cash at end of period	22,393	331,269	22,393
Non cash transactions:

Common stock issued for accrued interest	-	-	111,860
Conversion of accounts payable to convertible debt	-	89,300	546,600
Common stock issued to satisfy debt	83,500	20,000	307,500
Stock warrant issued to satisfy accounts payable	-	-	20,000

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts presented at and for the three months ended March 31, 2012 and March 31, 2011 are unaudited)

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

Management hired an investment banker in 2010 to raise an additional $3 to $5 million in new equity. The banker was unable to raise the expected $500,000 by September 30, 2010 and the balance within three months, but the Company raised approximately $229,000 in equity and $605,000 in convertible debt in 2010 and $1,154,000 in equity and $533,000 in convertible debt in 2011 through alternative means. The Company's April 1, 2009 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY™ FMS products is being received very positively. The Company has a private investor that has invested $125,000 in March 2012, with a commitment of another $175,000 to $475,000, and a potential additional investment subsequent to June 2012.

Recent Accounting Developments

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

Advertising

Advertising costs are expensed as incurred. There were no advertising expenses in the three months ended March 31, 2012 and March 31, 2011.

Research and Development

Research and development costs are charged to operations as incurred. There were no research and development expenses in the three months ended March 31, 2012 and March 31, 2011.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104 (together, SAB 101), and ASC 605- Revenue Recognition.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. The Company’s standard terms specify that shipment is FOB BioDrain and the Company will, therefore, recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of the STREAMWAY™ FMS units as well as shipments of cleaning solution kits. When these conditions are satisfied, the Company recognizes gross product revenue, which is the price it charges generally to its customers for a particular product. Under the Company’s standard terms and conditions, there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer. The customer’s right of return is limited only to the Company’s standard one-year warranty whereby the Company replaces or repairs, at its option, and it would be rare that the STREAMWAY™ FMS unit or significant quantities of cleaning solution kits may be returned. Additionally, since the Company buys both the STREAMWAY™FMS units and cleaning solution kits from “turnkey” suppliers, the Company would have the right to replacements from the suppliers if this situation should occur.

Receivables

Receivables are reported at the amount the Company expects to collect on balances outstanding at fiscal year end. The Company has determined there will be no losses on balances outstanding at the three months ended March 31, 2012

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	March 31,	December 31,
	2012	2011

Finished goods	$85,050	$94,331
Raw materials	6,887	3,274
Total	$91,937	$97,605

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

Patents and Intellectual Property

In June 2008, the Company completed and executed an agreement to secure exclusive ownership of the patent from an inventor, Marshall Ryan. Mr. Ryan received a combination of cash and warrants, and he will receive a 4% royalty on STREAMWAY™ FMS (the Product) sales for the life of the patent. At the signing of the agreement, Mr. Ryan received $75,000 in exchange for the exclusive assignment of the patent. In addition, on June 30, 2009, Mr. Ryan, through his Mid-State Stainless, Inc. entity, was entitled to receive $100,000 as payment (currently recorded as an account payable with the Company) for past research and development activities. Should Mr. Ryan be utilized in the future for additional product development activities, he will be compensated at a rate of $95.00 per hour.

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

Subsequent Events

An institutional investor began converting convertible notes in the first quarter 2012. As of March 31, 2012 the investor held convertible notes with an aggregate balance of $67,000. As of May 10, 2012 the investor has converted an additional $8,500 of the remaining principal amount of these convertible notes.

Interim Financial Statements

The Company has prepared the unaudited interim financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the interim periods. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto contained in the Form 10-K filed with the SEC on April 16, 2012. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to May 10, 2012, 46,686,911 shares of common stock have been issued between par value and $1.67. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

NOTE 3 – STOCKHOLDERS’ DEFICIT, STOCK OPTIONS AND WARRANTS

In connection with the financing completed in October 2008, the Company has affected two reverse stock splits, one on June 6, 2008 and another on October 20, 2008. In accordance with SAB Topic 4C, all stock options and warrants and their related exercise prices are stated at their post-reverse stock split values.

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

For grants of stock options and warrants in 2012 the Company used a 0.38% risk-free interest rate, 0% dividend rate, 54% volatility and estimated term of 3 years. Value computed using these assumptions were $0.1090.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	1.67	92,776	1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	1.67	121,278	1.04

Issued	1,243,292	0.20	5,075,204	0.45
Expired			(11,971)	3.76

Outstanding at December 31, 2008	1,291,174	0.26	5,184,511	0.45

Issued	205,000	0.37	2,188,302	0.65

Outstanding at December 31, 2009	1,496,174	0.27	7,372,813	0.49

Issued	2,210,000	0.17	3,435,662	0.34
Expired	(207,956)	0.43	(8,979)	1.67
Exercised			(128,571)	0.46

Outstanding at December 31, 2010	3,498,218	0.19	10,670,925	0.44

Issued	2,483,334	0.01	18,222,243	0.14
Expired	(83,941)	0.73	(2,010,917)	0.48
Exercised	(100,000)	0.01

Outstanding at December 31, 2011	5,797,611	0.11	26,882,251	0.23

Issued			87,500	0.20
Expired	(382,716)	0.01	(648,597)	0.35
Exercised

Outstanding at March 31, 2012	5,414,895	$0.12	26,321,154	$0.21

(1)	Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008.

At March 31, 2012, 4,939,586 stock options are fully vested and currently exercisable with a weighted average exercise price of $0.13 and a weighted average remaining term of 3.38 years. All warrants are fully vested and exercisable. Stock-based compensation recognized for the three months ending March 2012 and March 2011 was $60,463 and $0, respectively. The Company has $179,554 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over a weighted average period of approximately 2 years.

The following summarizes the status of options and warrants outstanding at March 31, 2012:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options:
$0.01	2,543,910	2.83
$0.15	2,060,000	5.07
$0.35	775,000	1.12
$0.50	30,000	0.62
$1.67	5,985	0.62
Total	5,414,895

Warrants:
$0.01	200,000	3.69
$0.02	71,826	2.20
$0.075	8,657,746	2.09
$0.10	2,328,572	1.68
$0.12	500,000	2.08
$0.13	631,429	1.53
$0.15	1,333,333	1.98
$0.16	500,000	2.02
$0.17	1,882,353	2.02
$0.18	200,000	1.86
$0.20	2,532,739	1.73
$0.25	1,375,000	2.49
$0.35	350,000	0.86
$0.46	4,028,606	0.70
$0.65	1,729,550	0.41
Total	26,321,154

Stock options and warrants expire on various dates from April 2012 to July 2021.

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

Stock, Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of March 31, 2012 by year of grant:

Stock Options:
Year	Shares	Price
2007	5,985	$1.67
2008	1,243,292	.01-.35
2009	105,000	.35-.50
2010	2,060,000	.15
2011	2,000,618	.01
2012	-	-
Total	5,414,895	$.01-1.67

Warrants:
Year	Shares	Price
2006	35,913	$.02
2007	-	-
2008	2,971,629	.02-.46
2009	1,568,207	.13-.65
2010	3,435,662	.01-.65
2011	18,222,243	.075-.25
2012	75,000	.20
Total	26,321,154	$.01-1.67

NOTE 4 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended March 31,		Period from April 23, 2002 (Inception) to March 31,
	2012	2011	2012
Numerator:
Net loss available in basic and diluted calculation	$(713,367)	$(477,433)	$(12,582,323)

Denominator:
Weighted average common shares outstanding-basic	32,664,003	16,557,867	6,503,773

Effect of diluted stock options and warrants (1)		-

Weighted average common shares outstanding-diluted	32,664,003	16,557,867	6,503,773

Loss per common share-basic and diluted	$(0.02)	$(0.03)	$(1.93)

(1) The number of shares underlying options and warrants outstanding as of March 31, 2012 and March 31, 2011 are 31,736,049 and 24,053,958 respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

Federal and state income tax return operating loss carryovers as of March 31, 2012, were approximately $11,968,000 and will begin to expire in 2017.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011

Deferred Tax Asset:
Net Operating Loss	$2,792,000	$2,626,000
Other	48,000	49,000
Total Deferred Tax Asset	2,840,000	2,675,000
Less Valuation Allowance	2,840,000	2,675,000
Net Deferred Income Taxes	$—	$—

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

NOTE 7 – LONG-TERM DEBT

Long-term debt is as follows:

	March 31, 2012	December 31, 2011
Notes payable to two individuals, net of discounts of $0 and $1,341 with interest only payments at 12% to March 2012 when the remaining balance is payable. The notes are convertible into 285,715 shares of common stock in the Company at $.35 per share.	100,000	98,659
Note payable issued on October 26, 2009 to the parents of one the Company’s directors, with interest at 8% to March 31, 2012 and convertible into shares of common stock at $.35 per share.	100,000	100,000
Notes payable issued to two individuals in January, 2010. The notes bear interest at 8%, mature March 31, 2012 and are convertible into shares of common stock, at 50% of the weighted average closing bid price over any 10 consecutive days of trading.	100,000	100,000
Note payable issued on June 12, 2010 to the parents of one of the Company's directors, net of a discount of $1,756 and $14,931. The note bears interest at 12% to March 31, 2012, and is convertible into common stock at $.18 per share.	198,244	185,069
Note payable issued on June 14, 2011 to an institutional investor. The note accrued interest at 8%, during the three months ended March 31, 2012. The note was converted into shares of common stock.	—	63,000
Note payable issued on July 12, 2011 to an institutional investor. The note bears interest at 8%, matures April 16, 2012 and is convertible into shares of common stock at 60% of the average of the five lowest closing prices in any 10 day trading period. $20,500 was converted in the three months ended March 31, 2012.	17,000	37,500
Note payable issued on September 16, 2010 to an institutional investor. The note bears interest at 10%, matures March 15, 2012 and is convertible into common stock at $.18 per share.	100,000	100,000
Note payable issued on December 23, 2010 to the parents of one of our directors, net of a discount of $3,693 and $4,960. The note bears interest at 12%, matures December 23, 2012 and is convertible into common stock at $.084 per share.	13,107	11,840
Note payable issued December 31, 2010 to a law firm that accepted this note in full payment of their past due legal fees. The Note bears interest at 6%, matures December 31, 2014 and is convertible into common stock at $.15 per share.	457,300	457,300
Note payable issued on September 21, 2010 to the parents of one of our directors, net of a discount of $0 and $0. The note bears interest at 12%, matures December 23, 2012 and is convertible into common stock at $.18 per share.	32,000	32,000
Notes payable issued in January 2011 to three individuals, net of a debt discount of $17,966 and $23,954. The notes bear interest at 10%, have a 24 month term and are convertible into common stock at $0.084 to $0.10 per share.	132,034	126,046
Note payable issued January 1, 2011 to a law firm that accepted this note in full payment of their past due legal fees. The Note bears interest at 6%, matures December 31, 2014 and is convertible into common stock at $.15 per share.	89,300	89,300
On November 18, 2011 the Company issued a convertible note with an institutional investor at 8% interest convertible into common stock at 60% of the average of the five lowest closing prices in any ten day trading period. The note matures on August 21, 2012.	50,000	50,000
Total	$1,388,985	$1,450,714
Less amount due within one year	842,385	820,561
Long-Term Debt	$546,600	$630,153

Cash payments for interest were $0 for the three months ended March 31, 2012 and $116 for the three months ended March 31, 2011.

Principal payments required during the 12 month periods ended March 31:

2013	$1,250,457
2014	$0
2015	$546,600

NOTE 8 – RENT OBLIGATION

The Company leases its principal office under a non-cancelable lease that extends five years. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $13,110 in the three months ended March 31, 2012 and $12,174 in the three months ended March 31, 2011. The Company moved its headquarters on May 1, 2012. The rental management remains the same and the Company is operating on a month to month lease with no escalations.

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

The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5-year expected term, an expected volatility of 63%, an exercise price of $.46 per share, a stock price of $.35, a zero dividend rate and a 1.37% risk free interest rate. Subsequent to January 1, 2009 these warrants were re-valued at the end of each quarter and a gain or loss was recorded based upon their increase or decrease in value during the quarter. Likewise, new warrants that were issued during 2009 and 2010 were valued, using the Black-Scholes valuation model on their date of grant and an entry was made to reduce paid-in capital and increase the liability for equity-linked financial instruments. These warrants were also re-valued at the end of each quarter based upon their expected life, the stock price, the exercise price, assumed dividend rate, expected volatility and risk free interest rate. A significant reduction in the liability was realized in 2010 primarily due to a reduction from $.50 to $.22 per share in the underlying stock price. The Company realized a slight increase in the liability for existing warrants during the first quarter of 2011 and 2012 primarily due to a reduction in the spread between the exercise price and the market price of the underlying shares, additionally; there was an increase in the liability due to the extension of some existing warrants.

The inputs to the Black-Scholes model during 2009, 2010, 2011 and 2012 were as follows:

Stock price	$ .08 to $.50
Exercise price	$ .01 to $.65
Expected life	2.0 to 6.5 years
Expected volatility	54% to 68%
Assumed dividend rate	- %
Risk-free interest rate	.13% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:

	Initial Value	Annual Gain (Loss)	Value at 12/31/09	2010 Gain (Loss)	Value at 12/31/10	2011 Gain (Loss)	Value at 12/31/2011	2012 Gain (Loss)	Value at 3/31/2012

January 1, 2009 adoption	$479,910	$(390,368)	$870,278	$868,772	$1,506	$(88,290)	$89,796	$7,534	$97,330
Warrants issued in quarter ended 6/30/2009	169,854	20,847	149,007	147,403	1,604	(4,689)	6,293	(2,763)	3,530
Warrants issued in quarter ended 9/30/2009	39,743	(738)	40,481	40,419	62	(1,562)	1,624	(1,093)	531
Warrants issued in quarter ended 12/31/2009	12,698	617	12,081	12,053	28	(724)	752	(443)	309
Subtotal	702,205		1,071,847
Warrants issued in quarter ended 3/31/2010	25,553			25,014	539	(5,571)	6,109	(1,587)	4,522
Warrants issued in quarter ended 6/30/2010	31,332			30,740	592	(6,122)	6,714	(1,599)	5,115
Warrants issued in quarter ended 9/30/2010	31,506			20,811	10,615	(44,160)	54,775	(699)	54,076
Total	$790,596	$(369,642)	$1,071,847	$1,145,292	$14,946	$(151,118)	$166,062	$(650)	$165,413

NOTE 10 – RELATED PARTY

The Company entered into agreements, in 2008, with our Chairman of the Board, Lawrence Gadbaw, and in 2009 with board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Mr. Morawetz $30,000 upon the Company raising $3 million in new equity. Mr. Gadbaw will also be paid the balance, if any, due under his separation agreement from 2008. This amount was $46,000 upon signing the agreement in 2008, is payable at $2,000 per month, and $8,000 remains in accounts payable as of March 31, 2012. Mr. Morawetz will also receive a stock option for 75,000 shares at $.35 per share and Mr. Gadbaw will receive a stock option for 160,000 shares at $.35 per share upon the Company raising $3 million.

 On March 28, 2012, the Company, entered into a Convertible Note Purchase Agreement, dated as of March 28, 2012 (the “SOK Purchase Agreement”) with SOK Partners, LLC (“SOK Partners”), an investment partnership. Josh Kornberg, who is a member of the Company’s Board of Directors, and Dr. Samuel Herschkowitz are affiliates of the manager of SOK Partners. Pursuant to the SOK Purchase Agreement, the Company issued a 20.0% convertible note due August 2012 in the principal amount of up to $600,000. Principal and accrued interest on the note is due and payable on August 28, 2012. The Company’s obligations under the note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The SOK Purchase Agreement and the note include customary events of default that include, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other indebtedness and bankruptcy and insolvency defaults. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the note, and interest rate of twenty-four (24%) percent per annum accrues if the note is not paid when due. The balances of the Samuel Herschkowitz and SOK Partners notes are $240,000 and $134,657, respectively, as of the month ended March 31, 2012.

On March 28, 2012, the Company received an advance of $84,657 under the note, including a cash advance of $60,000 net of a prepayment of interest on the first $300,000 in advances under the note. The holder of the note is entitled to convert the note into shares of common stock of the Company at an initial conversion price per share of $0.065 per share, subject to adjustment in the event of (1) certain issuances of common stock or convertible securities at a price lower than the conversion price of the note, and (2) recapitalizations, stock splits, reorganizations and similar events. In addition, the Company is required to issue two installments of an equity bonus to SOK Partners in the form of common stock valued at the rate of $0.065 per share. In March 2012, the Company issued the first equity bonus to SOK Partners, consisting of 4,615,385 shares of common stock, with a second installment due within five business days after SOK Partners has made aggregate advances under the note of at least $300,000. Until the maturity date of the note, if the Company obtains financing from any other source without the consent of SOK Partners, then the Company is required to issue additional bonus equity in an amount equal to $600,000 less the aggregate advances on the note made prior to the breach.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Company was incorporated in Minnesota in April 2002. We are an early-stage company developing an environmentally conscientious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. We achieved our first sale in June 2009 but have had only limited sales to date. Since our inception in 2002, we have invested significant resources into product development and in preparing for approval from the FDA. We believe that our success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to our wall-mounted Fluid Management System (“STREAMWAY™ FMS”) and use of our proprietary cleaning fluid.

Since inception, we have been unprofitable. We incurred a net loss of approximately $4,500,000 for the fiscal year ended 2011 and a net loss of approximately $713,000 for the three months ended March 31, 2012 compared to a loss of approximately $477,000 for the three months ended March 31, 2011. As of March 31, 2012 we had an accumulated deficit of approximately $12,580,000. As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

We have focused on finalizing our production processes and obtaining final FDA clearance to sell our product to the medical facilities market.  We obtained FDA final clearance on April 1, 2009.  We intend to sell the STREAMWAY™ FMS through experienced, independent medical distributors and manufacturer’s representatives, who we believe will enhance acceptability of the STREAMWAY™ FMS in the market.  We have signed agreements with independent sales representatives and product installation organizations and are conducting training sessions, but we continue to recruit more independent sales representatives and installation companies to meet our potential future needs.  We achieved our first billable shipment in June 2009 and sold five Streamway™ units in 2011.  It is too early to know with a high degree of confidence how quickly, and in what amounts, new orders will develop.

Company Financing and Capital Plan

As of March 31, 2012, we have funded our operations through a a variety of debt and equity investments. We received a bank loan of $41,400, an equity investment of $68,000 from the Wisconsin Rural Enterprise Fund (“WREF”) and $30,000 in early equity investment from several individuals.  WREF had also previously held debt in the form of three loans of $18,000, $12,500 and $25,000.  In December 2006, WREF converted two of the loans totaling $37,500 into 43,000 shares of our common stock.  In August 2006, we secured a $10,000 convertible loan from one of our vendors.  In February 2007, we obtained $4,000 in officer and director loans and in March 2007, we arranged a $100,000 convertible note from two private investors.  In July 2007, we obtained a convertible bridge loan of $170,000.  In June 2008, we paid off the remaining $18,000 loan from WREF and raised approximately $1.6 million through our October 2008 financing.  The $170,000 convertible bridge loan and the $4,000 in officer and director loans were converted into shares of our common stock in October 2009.  During 2009, we raised an additional $725,000 in a private placement of stock units and/or convertible debt, with each stock or debt unit consisting of, or converting into, respectively, one share of our common stock, and a warrant to purchase one share of our common stock at $.65 per share.

In 2010, we raised approximately $605,000 from the issuance of convertible debt and approximately $220,000 from the sale of units of stock and warrants.  The conversion price on the debt and the unit price of the stock and warrants ranged from $.10 to $.65 per share. In 2011 we funded our operations through private investors, largely consisting of convertible debt and notes, equaling $525,500, and by $1,386,000 from the issuance of common stock. This amount includes loans totaling $240,000 from Dr. Samuel Herschkowitz. In March 28, 2012, we issued a 20.0% convertible note due June 20, 2012 in the principal amount of $240,000 for previous advances. See Note 10 – “Related Party” to the Condensed Financial Statements of this Quarterly Report on Form 10-Q for a description of the terms of the convertible note purchase agreement.

In 2012, we are currently receiving advances on a convertible promissory note from SOK Partners, LLC, an investment fund affiliated with Dr. Herschkowitz and Joshua Kornberg, our Interim President and Chief Executive Officer and a member of our Board of Directors, up to an aggregate amount of $600,000. Advances have totaled approximately $307,000 through May 7, 2012. See Note 10 – “Related Party” to the Condensed Financial Statements of this Quarterly Report on Form 10-Q for a description of the terms of the convertible note purchase agreement.

As of May 7, 2012, we have $682,000 in principal and accrued interest on debts that are past due and in default, including the $240,000 in principal amount under the note to Dr. Herschkowitz. We are attempting to persuade the holders of a portion of debt to convert it into common stock or to negotiate a restructuring of such debt. The holders of debt representing $382,000 in principal and accrued interest have threatened legal action against the company. If the Company cannot repay or restructure the indebtedness and if such holders commence legal action, the Company may be subject to litigation expense and possible judgments against the Company, and the holders could assert various remedies including forcing the Company into involuntary bankruptcy proceedings.

Even assuming we can successfully restructure our indebtedness, we do not expect to generate sufficient revenues in 2012 to fund our capital requirements. Our future cash requirements and the adequacy of available funds will depend on our ability to sell our STREAMWAY™ FMS and related products. We expect that we will require additional funding to finance operating expenses and to enter the international marketplace. We believe that we will need to raise at least an aggregate of $2 million from future financing in order to have sufficient financial resources to fund our operations for the next 12 months because of our cash flow deficit.  We will attempt to raise these funds through equity or debt financing, alternative offerings or other means, and we will also endeavor to convert existing obligations into equity, settle such obligations or otherwise reduce their amounts. We are not planning on any significant capital or equipment investments, and we will only have a few human resource additions over the next 12 months.

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

Our significant accounting policies are described in “Note 1 – Summary of Significant Accounting Policies,” in Notes to Financial Statements of this Quarterly Report on Form 10-Q. We believe that the following discussion addresses our critical accounting policies and reflects those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our Financial Statements.

Revenue Recognition.   We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements , as amended by Staff Accounting Bulletin No. 104 (together, SAB 101) and ASC 605- Revenue Recognition.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. Our standard terms specify that shipment is FOB BioDrain and we will, therefore, recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of our STREAMWAY™ FMS units as well as shipments of cleaning solution kits. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our customers for a particular product.  Under our standard terms and conditions, there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer.  The customer’s right of return is limited only to our standard one-year warranty, whereby we replace or repair, at our option.  We believe it would be rare that the STREAMWAY™ FMS unit or significant quantities of cleaning solution kits may be returned. Additionally, since we buy both the STREAMWAY™ FMS units and cleaning solution kits from “turnkey” suppliers, we would have the right to replacements from the suppliers if this situation should occur.

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

Because we do not have significant historical trading data on our common stock we relied upon trading data from a composite of 10 medical companies traded on major exchanges and 15 medical companies quoted by the OTC Bulletin Board to help us arrive at expectations as to volatility of our own stock when broader public trading commences.    In the case of options and warrants issued to consultants and investors we used the legal term of the option/warrant as the estimated term unless there was a compelling reason to use a shorter term. The measurement date for employee and non-employee options and warrants is the grant date of the option or warrant.  The vesting period for options that contain service conditions is based upon management’s best estimate as to when the applicable service condition will be achieved.  Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized.  The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment.  As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See “Note 3 – Stockholders’ Deficit, Stock Options and Warrants”   in Notes to Financial Statements of this Quarterly Report on Form 10-Q for additional information.

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

Results of Operations

Revenue. The Company recorded $22,600 of revenue in the three months ended March 31, 2012 and $0 in revenue in the three months ended March 31, 2011. The revenue in the first quarter of 2012 was for disposable supplies purchased by customers that acquired the STREAMWAY™ FMS units in 2011. The Company has recently begun installing Streamway™ units in hospitals for evaluation purposes and, in one case, for production purposes, and expects the revenue for Streamway™ units to increase significantly at such time as the hospitals approve the use of the unit for their application and place orders for billable units.

Cost of sales. Cost of sales in the three months ended March 31, 2012 was $13,800 and $0 in the three months ended March 31, 2011. The gross profit margin was approximately 39% for both the hardware and the cleaning solution kits in the three months ended March 31, 2012. As revenues increase, gross margins will depend on various factors including manufacturing costs and volume purchasing discounts on both the equipment and the cleaning solution. Over the next several quarters, increases in revenues are expected to lag increases in related costs related to increasing manufacturing and sales capabilities, as customers complete their evaluations and place orders for billable units and the revenues are collected.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses increased by $253,000 from the three months ended March 31, 2012 compared to March 31, 2011. The increase in the three month period was due to a $300,000 expense for investor stock compensation, a method of remuneration to an investor in lieu of cash by issuing stock in an amount equal to the expense, was recorded in the three months ended March 31, 2012 compared to $0 in the three months ended March 31, 2011. The increase was offset, in part, by a decrease of $40,000 in other professional fees expense. Total G&A expenses are expected to increase as we ramp up for increased sales and manufacturing, investor relations expenses and audit and legal fees

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense decreased to $70,000 in the three months ended March 31, 2012 compared to $92,000 in the three months ended March 31, 2011. The decrease in expense in the 2012 quarter is primarily due to a reduction in manufacturing supplies expenses. Operations expense in the next several quarters is expected to increase significantly as the Company expects to increase shipments of the Streamway unit as customers complete their evaluations and place orders for billable units. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased to $32,000 in the three months ended March 31, 2012 compared to $20,000 in the three months ended March 31, 2011. We replaced the VP of Sales, and incurred commission expense relating to current sales.

Interest expense.

Interest expense stabilized in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. There was a slight decrease, $2,000 in interest expense in the three-month period.

The (Gain)/Loss on revaluation of equity-linked financial instruments reflected a gain of $650 in the three months ended March 31, 2012 compared to a gain of $4,728 in the three months ended March 31, 2011. The reduction in gain in the current periods resulted from a narrowing of the spread between the exercise price on warrants and convertible notes and the relatively stable, but low, market price of the underlying stock in recent months.

Liquidity and Capital Resources

Capital Structure

We had a cash balance of $22,393 as of March 31, 2012 and $331,269 as of March 31, 2011. Since our inception, we have incurred significant losses. As of March 31, 2012, we had an accumulated deficit of approximately $12,580,000. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations expense, including product development expense, sales and marketing and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

There is no certainty that access to needed capital will be successful. We have not depended on the future exercise of outstanding warrants to provide additional funding.

To date, our operations have been funded through a bank loan and private convertible debt of approximately $1,584,000 and equity investments totaling approximately $3,923,000. As of March 31, 2012, we had accounts payable of $728,000 and accrued liabilities of $627,000. See “Company Financing and Capital Plan” above.

Cash Flows

 Net cash used in operating activities was $(250,000) for 2012 compared with net cash used of $(367,000) for 2011. The $117,000 decrease in cash used in operating activities was largely due to a $234,000 increase in equity instruments for management and consultants in 2012 compared to 2011and an increase of $60,000 in non-cash expenses compared to 2011, partially offset by an increase in net loss of $236,000.

Cash flows used in investing activities was zero for 2012 and 2011. There have been no investing activities since we invested in new furniture and patents in 2008.  We will likely increase our cash used in investing activities in the next several quarters as we prepare to support the expected growth in sales.

Net cash provided by financing activities was $150,000 for 2012 compared to net cash provided of $689,000 for 2011. The decrease in 2012 was primarily the result of selling $543,000 less in common stock in 2012 compared to 2011.  We expect to show additional cash provided by financing activities in the next few quarters provided we are successful in raising capital. See “Company Financing and Capital Plan” above.

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

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties related to the Company, many of which are beyond the Company’s control. The Company’s actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

•	Inability to raise sufficient additional capital to operate our business;

•	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;

•	Adverse economic conditions;

•	Adverse results of any legal proceedings;

•	The volatility of our operating results and financial condition;

•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel; and

•	Other specific risks that may be alluded to in this report.

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

Our Chief Executive Officer/Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covering this report. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In January 2012, Ms. Kirsten Doerfert, the former Vice President, Sales and Marketing of the Company, brought an action against the Company in the District Court for Dakota County, Minnesota. The action relates to the Company’s termination of Ms. Doerfert in February 2010. Plaintiff alleges breach of her employment contract and defamation. The action seeks compensation due arising from the alleged breach, attorneys fees and related costs, and injunctive relief regarding future statements by the Company. In February 2012, the Company filed its answer, requesting that the court dismiss plaintiff’s complaint and deny all relief requested in plaintiff’s complaint. The Company intends to vigorously defend this action.

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

Peter Morawetz, Director	100,000 shares
Thomas McGoldrick, Director	40,000 shares
Andrew Reding, Director	20,000 shares
Kevin Davidson, Former President and Chief Executive Officer	300,000 shares
Chad Ruwe, Former Chief Operating Officer	200,000 shares
Kirsten Doerfert, Former VP Sales and Marketing	75,000 shares
David Dauwalter, Direct of Product Management	50,000 shares

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

On August 17, 2011, we issued 62,500 shares of common stock and a warrant to purchase 62,500 shares of common stock at $.25 per share to an investor in return for his $12,500 investment in the Company.

On August 31, 2011, we issued 475,000 shares of common stock and a warrant to purchase 475,000 shares of common stock at $.075 per share to a fund raising consultant.

On August 31, 2011, we issued 290,699 shares of common stock to a consultant as partial compensation for investor relations consulting work.

On September 15, 2011, we issued 500,000 shares of common stock and a warrant to purchase 500,000 shares of common stock at $.25 per share to an investor in return for his $100,000 investment in the Company.

On October 3, 2011, we issued 500,000 shares of common stock and a warrant to purchase 500,000 shares of common stock at $.25 per share to an investor in return for his $100,000 investment in the Company.

On October 6, 2011, we issued 100,000 shares of common stock and a warrant to purchase 100,000 shares of common stock at $.25 per share to an investor in return for his $20,000 investment in the Company.

On October 6, 2011, we issued 50,000 shares of common stock and a warrant to purchase 50,000 shares of common stock at $.25 per share to an investor in return for his $10,000 investment in the Company.

On October 11, 2011, we issued 575,000 shares of common stock to a consultant as sole compensation for investor relations consulting work.

On November 3, 2011, we issued 62,500 shares of common stock and a warrant to purchase 62,500 shares of common stock at $.20 per share to an investor in return for his $12,500 investment in the Company.

On November 8, 2011, we issued 100,000 shares of common stock and a warrant to purchase 100,000 shares of common stock at $.20 per share to an investor in return for his $20,000 investment in the Company.

On December 20, 2011, we issued 1,546,667 shares of common stock at $0.15 per share to Dr. Samuel Herschkowitz in return for his $225,000 investment in the Company, and $7,000 Board Meeting Fees.

On February 3, 2012, we issued a warrant to purchase 87,500 shares of common stock to a consultant as compensation for consulting work.

On March 5, 2012, we re-issued a warrant to purchase 100,000 shares of common stock at $.13 per share to an investor for consulting services. The original warrant was issued on June 23, 2008.

On March 6, 2012, we re-issued a warrant to purchase 100,000 shares of common stock at $.13 per share to an investor for consulting services. The original warrant was issued on June 11, 2008.

On March 6, 2012, we re-issued a warrant to purchase 71,429 shares of common stock at $.13 per share to an investor for consulting services. The original warrant was issued on June 11, 2008.

On March 26, 2012, we issued 300,000 shares of common stock at $.065 per share to Josh Kornberg, currently a Director of the Company for consulting services.

On March 28, 2012, we entered into a Convertible Note Purchase Agreement, dated as of March 28, 2012 between the Company and SOK Partners, LLC (“SOK Partners”), an investment partnership. Josh Kornberg is an affiliate of SOK Partners. Pursuant to the Purchase Agreement, we issued a 20% convertible note due August 2012 in the principal amount of up to $600,000. Advances have totaled approximately $307,000 through May 7, 2012. In April 2012, the Company issued the first equity bonus to SOK Partners, consisting of 4,615,385 shares of common stock See Note 10 – “Related Party” to the Condensed Financial Statements of this Quarterly Report on Form 10-Q for a description of the terms of the convertible note purchase agreement.

On March 28, 2012, we signed an Amended and Restated Note Purchase Agreement, dated as of December 20, 2011, with Dr. Samuel Herschkowitz (as amended, the “Herschkowitz Purchase Agreement”). Pursuant to the Herschkowitz Purchase Agreement, we issued a 20.0% convertible note due June 20, 2012 in the principal amount of $240,000 for previous advances under the note. The Company has previously issued to Dr. Herschkowitz an equity bonus consisting of 1,546,667 shares of common stock. An additional 7,500,000 shares were transferred to Dr. Herschkowitz upon the occurrence of an event of default on the note See Note 10 – “Related Party” to the Condensed Financial Statements of this Quarterly Report on Form 10-Q for a description of the terms of the convertible note purchase agreement.

In April 2012, an institutional investor elected to convert a $63,000 convertible note into shares of common stock. The investor also elected to convert $29,000 of a $37,500 convertible note into shares of common stock.

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

ITEM 3. Defaults Upon Senior Securities

As of May 7, 2012, we have $682,000 in principal and accrued interest on debts that are past due and in default, including the $240,000 in principal amount under the note to Dr. Herschkowitz. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Company Financing and Capital Plan.”

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIODRAIN MEDICAL, INC.

Date: May 15, 2012	By:	/s/ Joshua Kornberg
Interim President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

BIODRAIN MEDICAL, INC.

Form 10-Q

The quarterly period ended March 31, 2012

Exhibit No.	Description

10.1	Convertible Note Purchase Agreement between the Company and SOK Partners, LLC dated March 28, 2012, including the form of Convertible Promissory Grid Note (1)

10.2	Amended and Restated Note Purchase Agreement between the Company and Dr. Samuel Herschkowitz dated as of December 20, 2011, including the form of Convertible Promissory Note (issued in the amount of $240,000) (1)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**

101.SCH*	XBRL Extension Schema Document**

101.CAL*	XBRL Extension Calculation Linkbase Document**

101.DEF*	XBRL Extension Definition Linkbase Document**

101.LAB*	XBRL Extension Labels Linkbase Document**

101.PRE*	XBRL Extension Presentation Linkbase Document**

______________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed on April 3, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

