Form 10-Q
period 2012-06-30
BioDrain Medical, Inc.
filed 2012-08-14
CIK 1446159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

☐ Yes ☒ No

1

 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2012, the registrant had 67,316,108 shares of common stock, par value $.01 per share, outstanding.

BIODRAIN MEDICAL, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$35,283	$122,985
Accounts Receivable	32,062	50,294
Inventories	96,792	97,605
Prepaid Expense and other assets	66,267	30,148
Total Current Assets	230,404	301,032

Fixed Assets, net	4,143	4,600
Intangibles, net	140,588	140,588

Total Assets	$375,135	$446,220

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current portion of convertible debt, net of discounts of $0 and $28,741 (See Notes 6 and 9)	$1,206,082	$1,055,559
Accounts payable	663,481	731,135
Accrued expenses	577,926	566,574
Total Current Liabilities	2,447,489	2,353,268
Long-term debt and convertible debt, net of discounts of $0 and $16,446 (See Note 6)	89,300	630,153

Liability for equity-linked financial instruments (See Note 8)	106,466	166,063

Stockholders' Deficit:
Common stock, $.01 par value, 200,000,000 authorized, 67,316,008 and 32,074,000 outstanding	673,160	320,740
Additional paid-in capital	11,776,818	8,844,952
Deficit accumulated during development stage	(14,718,098)	(11,868,956)
Total Stockholders' Deficit	(2,268,120)	(2,703,264)

Total Liabilities and Stockholders' Deficit	$375,135	$446,220

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					Period From April 23, 2002 (Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		To June 30,
	2012	2011	2012	2011	2012
Revenue	$24,960	$2,374	$47,595	$2,374	$160,257

Cost of goods sold	1,710	1,820	15,516	1,820	78,736

Gross Margin	23,250	554	32,079	554	81,521

General and administrative expense	1,950,974	272,870	2,516,696	585,824	11,981,153

Operations expense	148,563	175,530	218,300	267,121	1,747,834

Sales and marketing expense	29,164	68,534	61,064	88,258	949,549

Interest expense	89,271	57,913	144,758	115,085	811,866

Loss (gain) on valuation of equity-linked financial instruments	(58,947)	(186,187)	(59,597)	(190,915)	(690,783)

Total expense	2,159,025	388,660	2,881,221	865,373	14,799,619

Net income (loss) available to common shareholders	$(2,135,775)	$(388,106)	$(2,849,142)	$(864,819)	$(14,718,098)

Loss per common share basic and diluted	$(0.04)	$(0.02)	$(0.06)	$(0.04)	$(1.86)

Weighted average shares used in computation, basic and diluted	54,656,895	22,669,526	44,619,113	19,630,580	7,920,827

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

PERIOD FROM APRIL 23, 2002 (INCEPTION)

TO JUNE 30, 2012

	Shares	Amount	Paid-in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)	598,549	$5,985	$4,015	$-	$10,000
					-
Issuance of common 10/23/02, $1.67/share	2,993	30	4,970		5,000
Net loss				(51,057)	(51,057)
Balance 12/31/02	601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)	23,942	239	161		400
Issuance of common 6/11&12,$1.67 (3)	21,548	216	34,784		35,000
Net loss				(90,461)	(90,461)
Balance 12/31/03	647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)	6,567	66	44		110
Net loss				(90,353)	(90,353)
Balance 12/31/04	653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)	14,964	150	100		250
Vested stock options and warrants			2,793		2,793
Net loss				(123,852)	(123,852)
Balance 12/31/05	668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16 & 8/8, $.0167 (6)	86,869	869	582		1,451
Issuance of common 10/19 & 23, $.0167 (7)	38,906	389	261		650
Issuance of common 12/01, $1.67 (8)	28,739	287	44,523		44,810
Vested stock options and warrants			13,644		13,644
Net loss				(273,026)	(273,026)
Balance 12/31/06	823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ 1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11 to 9/30, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)
Issuance of common due to antidilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations
services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)

Cumulative effect of adoption of EITF 07-5			(486,564)	6,654	(479,910)

Vested stock options and warrants			111,835		111,835
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in April 2009, $.50	700,000	7,000	343,000		350,000
Shares issued under PPM in May 2009, $.50	220,000	2,200	107,800		110,000
Shares issued under PPM in June 2009, $.50	50,000	500	24,500		25,000
Shares issued under PPM in August 2009, $.50	80,000	800	39,200		40,000
Shares issued under PPM in September 2009, $.50	150,000	1,500	73,500		75,000
Shares issued to directors, management and consultant in August 2009, $.50	797,810	7,978	390,927		398,905
Shares issued to finder in September 2009, $.50	100,000	1,000	49,000		50,000
Capital contributions resulting from waivers of debt			84,600		84,600
Value of equity-linked financial instruments issued in connection with PPMs			(222,296)		(222,296)
Value of equity instruments issued with debt			30,150		30,150
Shares issued to consultant for fund raising	30,000	300	(300)		-
Shares issued under PPM in November 2009, $.50	50,000	500	24,500		25,000
Shares issued upon conversion of debt and interest, $.27	935,446	9,354	247,100		256,454
Shares issued upon conversion of shareholder note, $.35	14,024	140	4,766		4,906
Net loss				(2,892,230)	(2,892,230)
Balance 12/31/09	11,383,121	$113,830	$3,573,507	$(6,029,368)	$(2,342,030)

Shares issued in March 2010 under PPM, $.50	174,550	1,746	85,529		87,275
Shares issued to consultants for IR and consulting, $.50	374,090	3,741	183,304		187,045
Value of equity instruments issued for consulting services			354,602		354,602
Vested stock options and warrants			11,382		11,382
Value of equity-linked financial instruments issued in connection with PPM in first quarter			(25,553)		(25,553)
Shares issued in April 2010 under PPM, $.50	180,000	1,800	88,200		90,000
Shares issued in May 2010 to consultant, $.50	12,850	129	6,296		6,425
Shares issued in May 2010 to 2008 investors as a penalty for late registration of 4,552,862 shares, $.50	710,248	7,102	348,022		355,124
Value of equity instruments issued with debt			119,474		119,474
Value of equity-linked financial instruments issued in connection with PPM in second quarter			(31,332)		(31,332)
Value of equity-linked financial instruments issued in connection with PPM in third quarter			(31,506)		(31,506)
Shares issued in September 2010 under PPM, $.10	250,000	2,500	22,500		25,000
Shares issued to consultants in third quarter at $.22 per share	488,860	4,889	102,660		107,549
Shares issued in November 2010 upon exercise of warrants at $.135 per share	128,571	1,286	16,071		17,357
Shares issued in November 2010 to directors as compensation at $.15 per share	300,000	3,000	42,000		45,000
Vested stock options in fourth quarter			161,107		161,107

Equity instruments issued to consultants in fourth quarter			26,234		26,234
Net loss				(1,352,709)	(1,352,709)
Balance 12/31/2010	14,002,290	$140,023	$5,052,497	$(7,382,077)	$(2,189,557)

Value of equity instruments issued with debt in first quarter			47,908	47,908
Shares issued in first quarter at $.075 per share under PPM	5,333,334	53,334	346,666	400,000
Shares issued in first quarter at $.085 per share under PPM	1,294,117	12,941	97,059	110,000
Shares issued in first quarter at $.09 per share under PPM	200,000	2,000	16,000	18,000
Shares issued in first quarter at $.10 per share under PPM	150,000	1,500	13,500	15,000
Vested stock options and warrants in first quarter			268,549	268,549
Equity instruments issued to consultants in first quarter			91,504	91,504
Stock issued upon conversion of debt in first quarter	416,010	4,160	15,840	20,000
Stock issued to pay interest on debt in second quarter	158,036	1,580	20,920	22,500
Shares issued in second quarter at $.085 per share under PPM	588,236	5,882	44,118	50,000
Shares issued in second quarter at $.07 per share under PPM	500,000	5,000	30,000	35,000
Stock issued upon conversion of debt and interest	941,034	9,410	22,590	32,000
Vested stock options and warrants in second quarter			82,463	82,463
Equity instruments issued to consultants in second quarter			12,256	12,256
Vested stock options and warrants in third quarter			1,357,494	1,357,494
Equity instruments issued to consultants in third quarter			147,116	147,116
Restricted stock issued to consultants in third quarter	822,842	8,228	46,772	55,000
Shares issued in third quarter at $.06 per share under PPM	3,500,000	35,000	175,000	210,000
Shares issued in third quarter at $.07 per share under PPM	571,429	5,715	34,285	40,000
Shares issued in third quarter at $.20 per share under PPM	562,500	5,625	106,875	112,500
Shares issued upon exercise of stock options at $.01	100,000	1,000		1,000
Shares issued in fourth quarter at $.35 per share IR compensation	575,000	5,750	195,500	201,250
Shares issued in fourth quarter at $.20 per share under PPM	812,500	8,125	154,375	162,500
Equity instruments upon conversion of Accounts Payable in first quarter			20,000	20,000
Vested stock options and warrants in fourth quarter			229,132	229,132

Shares issued to private investor in fourth quarter at $.15 per share	1,546,667	15,467	216,533		232,000
Net loss				(4,486,879)	(4,486,879)
Balance 12/31/2011	32,074,000	$320,740	8,844,952	$(11,868,956)	$(2,703,264)
Shares issued in first quarter to institutional investor upon conversion of Note Payable at $.1342 per share	59,613	596	7,404		8,000
Shares issued in first quarter to institutional investor upon conversion of Note payable at $.13 per share	107,692	1,077	12,923		14,000
Shares issued in first quarter to institutional investor upon conversion of Note Payable at $.088 per share	170,455	1,705	13,295		15,000
Shares issued in first quarter to institutional investor upon conversion of Note payable at $.0466 per share	343,348	3,433	12,567		16,000
Shares issued in first quarter to institutional investor upon conversion of Note Payable at $.0446 per share	269,058	2,690	9,310		12,000

Shares issued in first quarter to institutional investor upon conversion of Note payable at $.0466 per share	268,670	2,687	7,313	10,000

Shares issued in first quarter to institutional investor upon conversion of Note payable at $.0397 per share	428,212	4,282	4,218		8,500
Shares issued to a private investor in the first quarter at $.065 per share	4,615,385	46,154	253,846		300,000
Shares issued for consulting to the now Interim CEO in the first quarter at $.065 per share	300,000	3,000	16,500		19,500
Vested stock options and warrants in first quarter			60,463		60,463
Shares issued in second quarter to institutional investor upon conversion of Note payable at $.0286 per share	349,650	3,497	6,503		10,000
Shares issued to a private investor in the second quarter per a convertible note default at $.15 per share	7,500,000	75,000	1,050,000		1,125,000
Shares issued to a private investor in the second quarter at $.15 per share	263,333	2,633	36,867		39,500
Shares issued upon exercise of options at $.01 per share	412,963	4,130			4,130
Shares issued to a private investor in the second quarter at $.065 per share	4,615,385	46,154	253,846		300,000
Stock issued upon conversion of debt at $.15 per share	3,292,557	32,926	460,958		493,884
Stock issued upon conversion of debt at $.065 per share	2,850,754	28,508	156,791		185,299
Shares issued to private investor upon conversion of Note payable at $.18 per share	316,898	3,169	53,873		57,042
Shares issued to private investor upon conversion of Note payable at $.052 per share	1,147,078	11,471	48,063		59,534
Shares issued to private investor upon conversion of Note payable at $.10 per share	565,834	5,658	50,926		56,584
Shares issued to private investor upon conversion of Note payable at $.032 per share	1,572,327	15,723	34,277		50,000
Shares issued in second quarter to institutional investor upon conversion of Note payable at $.031 per share	387,097	3,871	8,129		12,000
Stock issued upon conversion of debt at $.15 per share	397,267	3,973	55,617		59,590
Shares issued to a Director as compensation at $.09 per share	277,778	2,778	22,222		25,000
Shares issued in second quarter under PPM at $.07 per share	2,571,285	25,713	154,277		179,990
Shares issued to institutional investor upon conversion of Note payable at $.0353 per share	509,915	5,099	12,901		18,000
Shares issued to a private investor upon conversion of Note payable at $.032 per share	283,718	2,837	6,185		9,022
Shares issued to an institutional investor upon conversion of Note payable at $.0297 per share	740,741	7,407	14,593		22,000
Shares issued in second quarter at $.15 per share IR compensation	625,000	6,250	87,500		93,750
Interest from first quarter for institutional investor upon Note payable conversion			11,021		11,021
Vested stock options and warrants			9,478		9,478
Net loss				(2,849,142)	(2,849,142)
Balance 6/30/12	67,316,013	$673,160	$11,776,818	$(14,718,098)	$(2,268,120)

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

(7) Employment agreements

(8) Investment

(9) Conversion of convertible notes by management

(10) Investment, "October 2008 financing".

See Notes to Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		April 23, 2002 (Inception)
	2012	2011	To June 30, 2012
Cash flow from operating activities:
Net loss	(2,849,142)	(864,819)	(14,718,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457	1,214	10,022
Vested stock options and warrants	69,941	-	2,737,241
Equity instruments issued for management and consulting	1,877,750	151,120	3,747,690
Stock-based registration payments	-	-	355,124
Capital contributions resulting from waivers of debt	-	-	476,398
Amortization of debt discount	45,187	56,449	330,471
(Gain) loss on valuation of equity-linked instruments	(59,597)	(190,915)	(690,783)
Changes in assets and liabilities:
Accounts receivable	18,232	(792)	(32,062)
Inventories	813	-	(96,792)
Prepaid expense and other assets	(36,119)	(36,860)	(66,267)
Notes payable to shareholders	-	-	(14,957)
Accounts payable	177,236	52,437	1,474,971
Accrued expenses	111,137	24,383	789,571
Net cash used in operating activities:	(644,105)	(807,783)	(5,697,471)

Cash flow from investing activities:
Purchase of fixed assets	-	-	(12,258)
Purchase of intangibles	-	-	(142,495)
Net cash used in investing activities	-	-	(154,753)

Cash flow from financing activities:
Proceeds from long-term and convertible debt	372,283	213,000	1,956,249
Repayment of convertible debt	-	-	(100,000)
Principal payments on long-term debt	-	(7,462)	(75,667)
Accrued interest converted to stock	-	22,500	-
Issuance of common stock	184,120	628,000	4,106,925
Net cash provided by (used in) financing activities	556,403	856,038	5,887,507

Net increase (decrease) in cash	(87,702)	48,255	35,283
Cash at beginning of period	122,985	9,383	-
Cash at end of period	35,283	57,638	35,283
Non cash transactions:

Common stock issued for accrued interest/bonus	99,784	52,000	211,644
Conversion of accounts payable to convertible debt	-	89,300	546,600
Common stock issued to satisfy debt	807,800	-	1,031,800
Stock/warrant issued to satisfy accounts payable	244,890	-	264,890

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts presented at and for the six months ended June 30, 2012 and June 30, 2011 are unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

BioDrain Medical, Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY® FMS products.

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

Since inception, the Company raised approximately $4,107,000 in equity and $2,178,000 in debt financing, including $1,153,000 in equity and $525,000 in convertible debt in 2011. The Company has raised approximately $184,120 in equity and $373,000 in convertible debt in the first and second quarters of 2012. The Company is currently engaged in a private placement of units of common stock and warrants. The Company is also engaged in a corporate restructuring, including actively seeking to convert indebtedness into equity. See “Part II Other Information; Item 5 Other Information”.

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

Advertising

Advertising costs are expensed as incurred. There were no advertising expenses in the three and six months ended June 30, 2012 and $0 and $1,100 in the three and six months ended June 30, 2011, respectively.

Research and Development

Research and development costs are charged to operations as incurred. There were no research and development expenses in the three and six months ended June 30, 2012 and June 30, 2011.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104 (together, SAB 101), and ASC 605- Revenue Recognition.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. The Company’s standard terms specify that shipment is FOB BioDrain and the Company will, therefore, recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of the STREAMWAY FMS units as well as shipments of cleaning solution kits. When these conditions are satisfied, the Company recognizes gross product revenue, which is the price it charges generally to its customers for a particular product. Under the Company’s standard terms and conditions, there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer. The customer’s right of return is limited only to the Company’s standard one-year warranty whereby the Company replaces or repairs, at its option, and it would be rare that the STREAMWAY FMS unit or significant quantities of cleaning solution kits may be returned. Additionally, since the Company buys both the STREAMWAY FMS units and cleaning solution kits from “turnkey” suppliers, the Company would have the right to replacements from the suppliers if this situation should occur.

Receivables

Receivables are reported at the amount the Company expects to collect on balances outstanding at fiscal year end. The Company has determined there will be no losses on balances outstanding at the six months ended June 30, 2012.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	June 30,	December 31,
	2012	2011

Finished goods	$67,498	$94,331
Raw materials	29,294	3,274
Total	$96,792	$97,605

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

Patents and Intellectual Property

In June 2008, the Company completed and executed an agreement to secure exclusive ownership of the Company’s primary patent from an inventor, Marshall Ryan. Mr. Ryan received a combination of cash and warrants, and he will receive a 4% royalty on STREAMWAY FMS (the Product) sales for the life of the patent. At the signing of the agreement, Mr. Ryan received $75,000 in exchange for the exclusive assignment of the patent. In addition, on June 30, 2009, Mr. Ryan, through his Mid-State Stainless, Inc. entity, was entitled to receive $100,000 as payment (currently recorded as an account payable with the Company) for past research and development activities. Should Mr. Ryan be utilized in the future for additional product development activities, he will be compensated at a rate of $95.00 per hour.

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

Subsequent Events

The Board of Directors approved Joshua Kornberg as the Chief Executive Officer/President on July 22, 2012. The Board of Directors also approved David O. Johnson and Bob Myers as Chief Operating Officer and Chief Financial Officer, respectively, on July 1, 2012.

On August 13, 2012, the Company entered into an employment agreement with Joshua Kornberg, who has served as Chief Executive Officer since July 22, 2012 and who served as Interim Chief Executive Officer from April 24, 2012 to July 21, 2012.

On August 13, 2012, the Company entered into employment agreements with David O. Johnson, who has served as Chief Operating Officer since July 1, 2012, and Bob Myers, who has who has served as Chief Financial Officer since July 1, 2012.

Adoption of 2012 Stock Incentive Plan. On August 13, 2012, the Board of Directors of the Company adopted the 2012 Stock Incentive Plan (the “Plan”). The Plan became effective on that date. The Company intends to seek shareholder approval of the Plan in 2012 so that stock options may be granted under the Plan in the future that qualify as incentive stock options under the Code. The Plan is intended to replace the 2008 Equity Incentive Plan (the “2008 Plan”). Currently, options to purchase 4,263,042 shares of Common Stock are outstanding under the 2008 Plan. No further awards will be made under the 2008 Plan, although awards granted prior to August 11, 2012 continue to be governed by the 2008 Plan. See “Part II Other Information; Item 5 Other Information”.

Letter Agreement With Investors Regarding Forbearance and Dilution Protection. On August 13, 2012, the Company entered into a letter agreement with Dr. Samuel Herschkowitz, his affiliate, Atlantic Partners Alliance (“APA”), and SOK Partners, LLC (“SOK”), an investment partnership. Dr. Herschkowitz and Joshua Kornberg, the Chief Executive Officer of the Company, are managers of APA and SOK Partners. Under the letter agreement, among other things, (i) Dr. Herschkowitz agreed to forbear from asserting his rights as a secured creditor to substantially all of the Company’s assets, resulting from the Company’s defaults; (ii) the Company agreed to issue shares of common stock to Dr. Herschkowitz and SOK and adjust the conversion price of their convertible notes to satisfy the Company’s obligations to protect them against dilution under a prior letter agreement; (iii) Dr. Herschkowitz and SOK agreed to extend the maturity of their notes; (iv) The Company agreed to pay certain compensation to Dr. Herschkowitz upon the achievement of financial milestones and (v) Dr. Herschkowitz clarified and waived certain of his rights, including the right to interest at a penalty rate upon default.

Private Placement of Common Stock and Warrants. The Company continues to make sales of units of common stock at a price of $0.07 per share and warrants to purchase an equal number of shares at an exercise price of $0.15 per share. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” The Company has raised a total of $280,000 in this private placement, selling a total of 3,999,857 shares of common stock and issuing warrants for a total of 3,999,857 shares.

Other Restructuring. The Company continues an ongoing restructuring process negotiating with a significant number of creditors other than Dr. Herschkowitz and SOK to convert their indebtedness into common stock. The Company has evaluated all other subsequent events through the date of this filing. The Company does not believe there are any other subsequent events that require disclosure.

Interim Financial Statements

The Company has prepared the unaudited interim financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the interim periods. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto contained in the Form 10-K filed with the SEC on April 16, 2012, as amended. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to August 13, 2012, 67,316,108 shares of common stock have been issued between par value and $1.67. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

NOTE 3 – STOCKHOLDERS’ DEFICIT, STOCK OPTIONS AND WARRANTS

In connection with the financing completed in October 2008, the Company has affected two reverse stock splits, one on June 6, 2008 and another on October 20, 2008. In accordance with SAB Topic 4C, all stock options and warrants and their related exercise prices are stated at their post-reverse stock split values.

In 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”), which allows issuance of incentive and non-qualified stock options to employees, directors and consultants of the Company, where permitted under the plan. The exercise price for each stock option is determined by the Board of Directors. Vesting requirements are determined by the Board of Directors when granted and currently range from immediate to three years. Options under this plan have terms ranging from three to ten years. Following the adoption of the 2012 Plan in August 2012, the Company is no longer making awards under the 2008 Plan; however, the 2008 Plan continues to govern outstanding stock options under the 2008 Plan.

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

Valuation and accounting for options and warrants

The Company determines the grant date fair value of options and warrants using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility and estimated term. For grants issued during 2008, the Company used a 2.0 to 4.5% risk-free interest rate, 0% dividend rate, 53-66% volatility and estimated term of 2.5 to 7.5 years. Values computed using these assumptions ranged from $.0166 per share to $.341 per share. Warrants or options awarded for services rendered are expensed over the period of service (normally the vesting period) as compensation expense for employees or an appropriate consulting expense category for awards to consultants and directors. Warrants granted in connection with a common equity financing are included in stockholders’ equity, provided that there is no re-pricing provision that requires them to be treated as a liability (See Note 10) and warrants granted in connection with a debt financing are treated as a debt discount and amortized using the interest method as interest expense over the term of the debt.

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

For grants of stock options and warrants in 2012 the Company used a 0.38% risk-free interest rate, 0% dividend rate, 54% volatility and estimated terms of 3 and 5 years. Value computed using these assumptions were $0.1090 to $0.15, respectively.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	1.67	92,776	1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	1.67	121,278	1.04

Issued	1,243,292	0.20	5,075,204	0.45
Expired			(11,971)	3.76

Outstanding at December 31, 2008	1,291,174	0.26	5,184,511	0.45

Issued	205,000	0.37	2,188,302	0.65

Outstanding at December 31, 2009	1,496,174	0.27	7,372,813	0.49

Issued	2,210,000	0.17	3,435,662	0.34
Expired	(207,956)	0.43	(8,979)	1.67
Exercised			(128,571)	0.46

Outstanding at December 31, 2010	3,498,218	0.19	10,670,925	0.44

Issued	2,483,334	0.01	18,222,243	0.14
Expired	(83,941)	0.73	(2,010,917)	0.48
Exercised	(100,000)	0.01

Outstanding at December 31, 2011	5,797,611	0.11	26,882,251	0.23

Issued			87,500	0.20
Expired	(382,716)	0.01	(648,597)	0.35
Exercised

Outstanding at March 31, 2012	5,414,895	0.12	26,321,154	0.21

Issued			2,601,285	0.15
Expired	(345,679)	0.01	(1,170,000)	0.62
Exercised	(412,963)	0.01
Outstanding at June 30, 2012	4,656,253	$0.13	27,752,439	$0.19

(1)	Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008.

At June 30, 2012, 4,540,212 stock options are fully vested and currently exercisable with a weighted average exercise price of $0.13 and a weighted average remaining term of 2.15 years. All warrants are fully vested and exercisable. Stock-based compensation recognized for the six months ending June 2012 and June 2011 was $69,941 and $65,204, respectively. The Company has $39,491 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over a weighted average period of approximately 2 years as of June 2012.

The following summarizes the status of options and warrants outstanding at June 30, 2012:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options:
$0.01	1,785,268	3.82
$0.15	2,060,000	1.88
$0.35	775,000	0.87
$0.50	30,000	0.37
$1.67	5,985	0.37
Total	4,656,253

Warrants:
$0.01	200,000	3.44
$0.02	71,826	1.95
$0.075	8,657,746	1.84
$0.10	2,328,572	1.39
$0.12	500,000	1.84
$0.13	631,429	1.89
$0.15	3,934,618	3.40
$0.16	500,000	1.77
$0.17	1,882,353	1.77
$0.18	200,000	1.61
$0.20	2,532,739	1.58
$0.25	1,375,000	2.24
$0.35	350,000	0.61
$0.46	3,828,606	0.60
$0.65	759,550	0.59
Total	27,752,439

Stock options and warrants expire on various dates from July 2012 to July 2021.

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

Stock, Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of June 30, 2012 by year of grant:

Stock Options:
Year	Shares	Price
2007	5,985	$1.67
2008	1,243,292	.01-.35
2009	105,000	.35-.50
2010	2,060,000	.15
2011	1,241,976	.01
2012	-	-
Total	4,656,253	$.01-1.67

Warrants:
Year	Shares	Price
2006	35,913	$.02
2007	-	-
2008	2,771,629	.02-.46
2009	598,207	.13-.65
2010	3,435,662	.01-.65
2011	18,222,243	.075-.25
2012	2,688,785	.15-.20
Total	27,752,439	$.01-1.67

NOTE 4 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,		Period from April 23, 2002 (Inception) to June 30,
	2012	2011	2012	2011	2012
Numerator:
Net loss available in basic and diluted calculation	$(2,135,775)	$(388,106)	$(2,849,142)	$(864,819)	$(14,718,098)

Denominator:
Weighted average common shares outstanding-basic	54,656,895	22,659,526	44,619,113	19,630,580	7,920,827

Effect of diluted stock options and warrants (1)		-	-

Weighted average common shares outstanding-diluted	54,656,895	22,659,526	44,619,113	19,630,580	7,920,827

Loss per common share-basic and diluted	$(0.04)	$(0.02)	$(0.06)	$(0.04)	$(1.86)

(1) The number of shares underlying options and warrants outstanding as of June 30, 2012 and June 30, 2011 are 32,408,692 and 24,679,688 respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

Federal and state income tax return operating loss carryovers as of June 30, 2012, were approximately $14,104,000 and will begin to expire in 2017.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011

Deferred Tax Asset:
Net Operating Loss	$3,290,000	$2,626,000
Other	57,000	49,000
Total Deferred Tax Asset	3,347,000	2,675,000
Less Valuation Allowance	3,347,000	2,675,000
Net Deferred Income Taxes	$—	$—

NOTE 6 – LONG-TERM DEBT

Long-term debt is as follows:

	June 30, 2012	December 31, 2011
Notes payable to two individuals, net of discounts of $0 and $1,341 with interest only payments at 12% to March 2012 when the remaining balance was payable. The notes are convertible into 285,715 shares of common stock in the Company at $.35 per share.	100,000	98,659
Note payable issued on October 26, 2009 to the parents of one the Company’s former directors. The note bears interest at 8%, matured on March 31, 2012 and is convertible into shares of common stock at $.35 per share.	100,000	100,000
Notes payable issued to two individuals in January, 2010. The notes bear interest at 8% and matured on March 31, 2012. The notes were converted into shares of common stock.	-	100,000
Note payable issued on June 12, 2010 to the parents of one of the Company's former directors, net of a discount of $0 and $14,931. The note bears interest at 12%, matured on March 31, 2012, and is convertible into common stock at $.18 per share.	200,000	185,069
Note payable issued on June 14, 2011 to an institutional investor. The note accrued interest at 8%, during the three months ended March 31, 2012. The note was converted into shares of common stock.	-	63,000
Note payable issued on July 12, 2011 to an institutional investor. The note bears interest at 8%, matured on April 16, 2012. The note was converted into shares of common stock.	-	37,500
Note payable issued on September 16, 2010 to an institutional investor. The note bears interest at 10%, matured on March 15, 2012 and is convertible into common stock at $.18 per share.	100,000	100,000
Note payable issued on December 23, 2010 to the parents of one of our former directors, net of a discount of $0 and $4,960. The note bears interest at 12%, matures December 23, 2012 and is convertible into common stock at $.084 per share.	16,800	11,840
Note payable issued December 31, 2010 to a law firm that accepted this note in full payment of their past due legal fees. The Note had interest at 6%. The note was converted into shares of common stock.	-	457,300
Note payable issued on September 21, 2010 to the parents of one of our former directors, net of a discount of $0 and $0. The note bears interest at 12%, matures December 23, 2012 and is convertible into shares of common stock at $.18 per share.	32,000	32,000
Notes payable issued in January 2011 to three individuals, net of a debt discount of $0 and $23,954. The notes bear interest at 10%, have a 24 month term and are convertible into common stock at $0.084 to $0.10 per share.	50,000	126,046
Note payable issued January 1, 2011 to a law firm that accepted this note in full payment of their past due legal fees. The Note bears interest at 6%, matures December 31, 2014 and is convertible into common stock at $.15 per share.	89,300	89,300
On November 18, 2011 the Company issued a convertible note with an institutional investor at 8% interest. The note was converted into shares of common stock.	-	50,000
Note payable issued in 2006, and then extended to March 31, 2012, to an investor for $.35 per share of common stock, the note bears interest at 10.25%	10,000	10,000
Total	$698,100	$1,460,714
Less amount due within one year – (1)	608,800	830,561
Long-Term Debt	$89,300	$630,153

(1) The short-term notes have all matured except for the $16,800 that matures in December 2012. The Company is currently negotiating with the note holders.

Cash payments for interest were $0 for the six months ended June 30, 2012 and $187 for the six months ended June 30, 2011.

Principal payments required during the 12 month periods ended June 30:

2013	$1,206,082
2014	$0
2015	$89,300

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a non-cancelable lease that extends five years. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $26,084 in the six months ended June 30, 2012 and $24,293 in the six months ended June 30, 2011. The Company moved its headquarters on May 1, 2012. The rental management remains the same and the Company is operating on a month to month lease with no escalations.

NOTE 8 – LIABILITY FOR EQUITY-LINKED FINANCIAL INSTRUMENTS

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

The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5-year expected term, an expected volatility of 63%, an exercise price of $.46 per share, a stock price of $.35, a zero dividend rate and a 1.37% risk free interest rate. Subsequent to January 1, 2009 these warrants were re-valued at the end of each quarter and a gain or loss was recorded based upon their increase or decrease in value during the quarter. Likewise, new warrants that were issued during 2009 and 2010 were valued, using the Black-Scholes valuation model on their date of grant and an entry was made to reduce paid-in capital and increase the liability for equity-linked financial instruments. These warrants were also re-valued at the end of each quarter based upon their expected life, the stock price, the exercise price, assumed dividend rate, expected volatility and risk free interest rate. A significant reduction in the liability was realized in 2010 primarily due to a reduction from $.50 to $.22 per share in the underlying stock price. The Company realized a slight increase in the liability for existing warrants during the first quarter of 2012 primarily due to a reduction in the spread between the exercise price and the market price of the underlying shares, additionally; there was an increase in the liability due to the extension of some existing warrants. The Company realized a large decrease in the liability for existing warrants in the second quarter of 2012 as many of the existing warrants expired and the spread of the remaining warrants between exercise and market price was more consistent.

The inputs to the Black-Scholes model during 2009, 2010, 2011 and 2012 were as follows:

Stock price	$ .08 to $.50
Exercise price	$ .01 to $.65
Expected life	2.0 to 6.5 years
Expected volatility	54% to 68%
Assumed dividend rate	- %
Risk-free interest rate	.13% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:

	Initial Value	Annual Gain (Loss)	Value at 12/31/09	2010 Gain (Loss)	Value at 12/31/10	2011 Gain (Loss)	Value at 12/31/2011	2012 Gain (Loss)	Value at 6/30/2012

January 1, 2009 adoption	$479,910	$(390,368)	$870,278	$868,772	$1,506	$(88,290)	$89,796	$43,266	$46,530
Warrants issued in quarter ended 6/30/2009	169,854	20,847	149,007	147,403	1,604	(4,689)	6,293	6,293	-
Warrants issued in quarter ended 9/30/2009	39,743	(738)	40,481	40,419	62	(1,562)	1,624	1,608	16
Warrants issued in quarter ended 12/31/2009	12,698	617	12,081	12,053	28	(724)	752	556	196
Subtotal	702,205		1,071,847
Warrants issued in quarter ended 3/31/2010	25,553			25,014	539	(5,571)	6,109	3,209	2,900
Warrants issued in quarter ended 6/30/2010	31,332			30,740	592	(6,122)	6,714	3,247	3,467
Warrants issued in quarter ended 9/30/2010	31,506			20,891	10,615	(44,160)	54,775	1,418	53,357
Total	$790,596	$(369,642)	$1,071,847	$1,145,292	$14,946	$(151,118)	$166,063	$59,597	$106,466

NOTE 9– RELATED PARTY

The Company entered into agreements, in 2008, with our Chairman of the Board, Lawrence Gadbaw, and in 2009 with a board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Mr. Morawetz $30,000 upon the Company raising $3 million in new equity. Mr. Gadbaw received 277,778 shares at $.09 per share in June 2012 as compensation in lieu of the $25,000 cash for raising $3 million in new equity. Mr. Gadbaw was paid the balance due under his separation agreement from 2008. This amount was $46,000 upon signing the agreement in 2008 payable at $2,000 per month; the payments to Mr. Gadbaw are complete. Mr. Gadbaw is due $6,000 in accounts payable as of June 30, 2012 pertaining to his monthly fee as Chairman of the Board of Directors. Mr. Gadbaw also received a warrant for 30,000 shares at $.15 per share in June 30, 2012 as compensation for service as Chairman.

On March 28, 2012, the Company, entered into a Convertible Note Purchase Agreement, dated as of March 28, 2012 (the “SOK Purchase Agreement”) with SOK Partners, LLC (“SOK Partners”), an investment partnership. Josh Kornberg, who is a member of the Company’s Board of Directors, and Dr. Samuel Herschkowitz are affiliates of the manager of SOK Partners and Ricardo Koenigsberger, a director, is a holder of membership units of SOK Partners. Pursuant to the SOK Purchase Agreement, the Company issued a 20.0% convertible note due August 2012 in the principal amount of up to $600,000. Principal and accrued interest on the note is due and payable on August 28, 2012. The Company’s obligations under the note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The SOK Purchase Agreement and the note include customary events of default that include, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other indebtedness and bankruptcy and insolvency defaults. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the note, and interest rate of twenty-four (24%) percent per annum accrues if the note is not paid when due. The balances of the Samuel Herschkowitz and SOK Partners notes are $240,000 and $357,282, respectively, as of the month ended June 30, 2012. See “Part II Other Information; Item 5 Other Information”.

On March 28, 2012, the Company received an advance of $84,657 under the note, including a cash advance of $60,000 net of a prepayment of interest on the first $300,000 in advances under the note. The holder of the note is entitled to convert the note into shares of common stock of the Company at an initial conversion price per share of $0.065 per share, subject to adjustment in the event of (1) certain issuances of common stock or convertible securities at a price lower than the conversion price of the note, and (2) recapitalizations, stock splits, reorganizations and similar events. In addition, the Company is required to issue two installments of an equity bonus to SOK Partners in the form of common stock valued at the rate of $0.065 per share. In March 2012, the Company issued the first equity bonus to SOK Partners, consisting of 4,615,385 shares of common stock, with a second installment due within five business days after SOK Partners has made aggregate advances under the note of at least $300,000. In May 2012 the Company issued the second installment consisting of 4,615,385 shares of common stock subsequent to SOK Partners surpassing the aggregate advances of $300,000. Until the maturity date of the note, if the Company obtains financing from any other source without the consent of SOK Partners, then the Company is required to issue additional bonus equity in an amount equal to $600,000 less the aggregate advances on the note made prior to the breach.

As long as any amount payable under the note remains outstanding, SOK Partners or its designee is entitled to appoint a new member to the Company’s Board of Directors, who will be appointed upon request. Mr. Koenigsberger was appointed to the Board by SOK Partners on June 25, 2012.

On March 28, 2012, the Company signed an Amended and Restated Note Purchase Agreement, dated as of December 20, 2011, with Dr. Samuel Herschkowitz (as amended, the “Herschkowitz Purchase Agreement”). Pursuant to the Herschkowitz Purchase Agreement, the Company issued a 20.0% convertible note due June 20, 2012 in the principal amount of $240,000 for previous advances under the note. The Company’s obligations under the note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The Company has previously issued to Dr. Herschkowitz an equity bonus consisting of 1,546,667 shares of common stock. An additional 7,500,000 shares were transferred to Dr. Herschkowitz effective in April 2012, upon the occurrence of an event of default on the note. On August 13, 2012 the Company entered into a settlement and forbearance agreement relating to the defaults under the note and other matters. Among other things, the Company issued 26.5 million shares of common stock to Dr. Herschkowitz and SOK Partners and adjusted the conversion price of the notes held by such parties, in exchange for forbearance from Dr. Herschkowitz asserting his rights as a secured creditor, an extension of the due dates of the notes and other consideration. See “Part II Other Information; Item 5 Other Information”.

As long as any amount payable under the note remains outstanding, Dr. Herschkowitz or his designee is entitled to appoint a special advisor to the Company’s Board of Directors, who will be appointed as a member of the Board upon request. Pursuant to this authority, Josh Kornberg was appointed to the Board on March 9, 2012. Mr. Kornberg was appointed the Interim CEO, President and CFO on April 24, 2012. On July 22, 2012 Mr. Kornberg was approved by the Board of Directors as the Company’s CEO/President. These notes are included in the current portion of convertible debt on the balance sheet.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Company was incorporated in Minnesota in April 2002. We are an early-stage company developing an environmentally conscientious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. We achieved our first sale in June 2009 but have had only limited sales to date. Since our inception in 2002, we have invested significant resources into product development and in preparing for approval from the FDA. We believe that our success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to our wall-mounted Fluid Management System (“STREAMWAY FMS”) and use of our proprietary cleaning fluid.

Since inception, we have been unprofitable. We incurred a net loss of approximately $4,500,000 for the fiscal year ended 2011 and a net loss of approximately $2,849,000 for the six months ended June 30, 2012 compared to a loss of approximately $865,000 for the six months ended June 30, 2011. As of June 30, 2012 we had an accumulated deficit of approximately $14,718,000. As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

We have focused on finalizing our production processes and obtaining final FDA clearance to sell our product to the medical facilities market.  We obtained FDA final clearance on April 1, 2009.  We intend to sell the STREAMWAY FMS through experienced, independent medical distributors and manufacturer’s representatives, who we believe will enhance acceptability of the STREAMWAY FMS in the market.  We have signed agreements with independent sales representatives and product installation organizations and are conducting training sessions, but we continue to recruit more independent sales representatives and installation companies to meet our potential future needs.  We achieved our first billable shipment in June 2009 and sold five STREAMWAY units in 2011.  It is too early to know with a high degree of confidence how quickly, and in what amounts, new orders will develop.

Company Financing and Capital Plan

As of June 30, 2012, we have funded our operations through a a variety of debt and equity investments. We received a bank loan of $41,400, an equity investment of $68,000 from the Wisconsin Rural Enterprise Fund (“WREF”) and $30,000 in early equity investment from several individuals.  WREF had also previously held debt in the form of three loans of $18,000, $12,500 and $25,000.  In December 2006, WREF converted two of the loans totaling $37,500 into 43,000 shares of our common stock.  In August 2006, we secured a $10,000 convertible loan from one of our vendors.  In February 2007, we obtained $4,000 in officer and director loans and in March 2007, we arranged a $100,000 convertible note from two private investors.  In July 2007, we obtained a convertible bridge loan of $170,000.  In June 2008, we paid off the remaining $18,000 loan from WREF and raised approximately $1.6 million through our October 2008 financing.  The $170,000 convertible bridge loan and the $4,000 in officer and director loans were converted into shares of our common stock in October 2009.  During 2009, we raised an additional $725,000 in a private placement of stock units and/or convertible debt, with each stock or debt unit consisting of, or converting into, respectively, one share of our common stock, and a warrant to purchase one share of our common stock at $.65 per share.

In 2010, we raised approximately $605,000 from the issuance of convertible debt and approximately $220,000 from the sale of units of stock and warrants.  The conversion price on the debt and the unit price of the stock and warrants ranged from $.10 to $.65 per share. In 2011 we funded our operations through private investors, largely consisting of convertible debt and notes, equaling $525,500, and by $1,386,000 from the issuance of common stock. This amount includes loans totaling $240,000 from Dr. Samuel Herschkowitz. In March 28, 2012, we issued a 20.0% convertible note due June 20, 2012 in the principal amount of $240,000 for previous advances. See Note 9 – “Related Party” to the Condensed Financial Statements of this Quarterly Report on Form 10-Q for a description of the terms of the convertible note purchase agreement. On August 13, 2012, the Company entered into a settlement and forbearance agreement with Dr. Herschkowitz and SOK Partners, a related party, in connection with defaults under a Company note held by Dr. Herschkowitz and other matters. See Part II Other Information Item 5 Other Information.

In 2012, we have received advances on a convertible promissory note from SOK Partners, LLC, an investment fund affiliated with Dr. Herschkowitz and Joshua Kornberg, our President and Chief Executive Officer and a member of our Board of Directors, with a commitment from SOK Partners to make advances up to an aggregate amount of $600,000. Advances have totaled approximately $357,000 through June 30, 2012. See Note 9 – “Related Party” to the Condensed Financial Statements of this Quarterly Report on Form 10-Q for a description of the terms of the convertible note purchase agreement.

As of August 13, 2012, we have $971,000 in principal and accrued interest on debts that are past due and/or in default, including the $240,000 in principal amount under the note to Dr. Herschkowitz. We are attempting to persuade the holders of a portion of debt to convert it into common stock or to negotiate a restructuring of such debt. The holders of debt representing $418,000 in principal and accrued interest have threatened legal action against the company. If the Company cannot repay or restructure the indebtedness and if such holders commence legal action, the Company may be subject to litigation expense and possible judgments against the Company, and the holders could assert various remedies including forcing the Company into involuntary bankruptcy proceedings.

In June 2012, the Company raised an additional $180,000 from a private placement of stock units and warrants, each share of stock purchased at $.07 per share and each accompanying warrant to purchase a share of stock at $.15 per share. As of August 13, 2012 the Company raised an additional $100,000 from the private placement bringing the aggregate to $280,000.The Company will attempt to raise an additional $220,000 from the private placement offering.

Even assuming we can successfully restructure our indebtedness, we do not expect to generate sufficient revenues in 2012 to fund our capital requirements. Our future cash requirements and the adequacy of available funds will depend on our ability to sell our STREAMWAY FMS and related products. We expect that we will require additional funding to finance operating expenses and to enter the international marketplace. We believe that we will need to raise at least an aggregate of $2 million from future financing in order to have sufficient financial resources to fund our operations for the next 12 months because of our cash flow deficit.  We will attempt to raise these funds through equity or debt financing, alternative offerings or other means, and we will also endeavor to convert existing obligations into equity, settle such obligations or otherwise reduce their amounts. We are not planning on any significant capital or equipment investments, and we will only have a few human resource additions over the next 12 months.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. Our standard terms specify that shipment is FOB BioDrain and we will, therefore, recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of our STREAMWAY FMS units as well as shipments of cleaning solution kits. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our customers for a particular product.  Under our standard terms and conditions, there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer.  The customer’s right of return is limited only to our standard one-year warranty, whereby we replace or repair, at our option.  We believe it would be rare that the STREAMWAY™ FMS unit or significant quantities of cleaning solution kits may be returned. Additionally, since we buy both the STREAMWAY FMS units and cleaning solution kits from “turnkey” suppliers, we would have the right to replacements from the suppliers if this situation should occur.

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

Results of Operations

Three months and six months ended June 30, 2012 and 2011

Revenue. The Company recorded $47,595 of revenue in the six months ended June 30, 2012 and $2,374 in revenue in the six months ended June 30, 2011. The Company recorded $24,960 of revenue in the three months ended June 30, 2012 and $2,374 in revenue in the three months ended June 30, 2011.The revenue in the first and second quarters of 2012 was for disposable supplies purchased by customers that acquired the STREAMWAY FMS units in 2011. The Company has installed STREAMWAY units in hospitals for evaluation purposes and, in one case, for production purposes, and has seen revenue for disposables increase. As the STREAMWAY units are achieving success we expect revenue to increase significantly at such time as the hospitals approve the use of the unit for their application and place orders for billable units.

Cost of sales. Cost of sales in the six months ended June 30, 2012 was $15,516 and $1,820 in the six months ended June 30, 2011. Cost of sales in the three months ended June 30, 2012 was $1,710 and $1,820 in the three months ended June 30, 2011.The gross profit margin was approximately 67% for both the hardware and the cleaning solution kits in the six months ended June 30, 2012 and 23% in the six months ended June 30, 2011. As revenues increase, gross margins will depend on various factors including manufacturing costs and volume purchasing discounts on both the equipment and the cleaning solution. Over the next several quarters, increases in revenues are expected to lag increases in related costs related to increasing manufacturing and sales capabilities, as customers complete their evaluations and place orders for billable units and the revenues are collected. In general, over the next several quarters, gross margins are expected to be volatile as revenues increase.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses increased by $1,931,000 from the six months ended June 30, 2012 compared to June 30, 2011. General and Administrative (G&A) expenses increased by $1,678,000 from the three months ended June 30, 2012 compared to June 30, 2011.The increase in the six month period was due to a $1,740,000 expense for investor stock compensation, a method of remuneration to an investor in lieu of cash by issuing stock in an amount equal to the expense that was recorded in the six months ended June 30, 2012 compared to $0 in the six months ended June 30, 2011. Professional fees, legal and accounting, increased by $246,820 from the six months ended June 30, 2012 compared to June 30, 2011. The professional fees were high in part as compensation for the Acting CFO. The Acting CFO has been appointed as CFO effective July 1, 2012, by the Board of Directors. The increase was offset, in part, by a decrease of $18,000 in administrative salaries as the Company employees accepted a 25% salary reduction, and $66,000 in outside consulting. The increase in the three month period was due to a $1,440,000 expense for investor stock compensation recorded in the three months ended June 30, 2012 compared to $22,000 in the three months ended June 30, 2011. Total G&A expenses are expected to increase as we ramp up for increased sales and manufacturing including but not limited to investor relations expenses, administrative salaries as well as continued audit and legal fees.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense decreased by $48,821 in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Operations expense decreased by $27,000 in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease in expense in the 2012 first and second quarters is primarily due to a $44,000 reduction in operating salaries as the Company employees accepted a 25% salary reduction and by $116,865 in manufacturing supplies expenses due to reduced hardware sales. There was an offset of $97,400 in consulting primarily due to the Company Acting COO and contracted engineer. The Acting COO has been appointed as COO effective July 1, 2012, by the Board of Directors. Operations expense in the next several quarters is expected to increase significantly as the Company expects to increase shipments of the STREAMWAY unit as customers complete their evaluations and place orders for billable units. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses decreased by $27,194 in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Sales and marketing expenses decreased by $39,400 in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. We replaced the VP of Sales, and he accepted the same 25% reduction in payroll as the rest of the Company decreasing sales salaries by $17,630 through June 2012 as compared to June 2011. There was a decrease in stock based compensation by $21,455 in the six months ended June 30, 2012 compared to the six months ended June 30, 2012. There were offsetting increases in the six months ended June 30, 2012 - $6,000 in Travel & Expense and a $13,000 increase incurred in commission expense relating to current sales.

Interest expense.

Interest expense increased by $29,673 in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Interest expense increased by $32,000 in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

The (Gain)/Loss on revaluation of equity-linked financial instruments reflected a gain of $59,597 in the six months ended June 30, 2012 compared to a gain of $190,915 in the six months ended June 30, 2011. The (Gain)/Loss on revaluation of equity-linked financial instruments reflected a gain of $58,947 in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The reduction in gain in the current periods resulted from a narrowing of the spread between the exercise price on warrants and convertible notes and the relatively stable, but low, market price of the underlying stock in recent months.

Liquidity and Capital Resources

Capital Structure and Plan of Financing

We had a cash balance of $35,283 as of June 30, 2012 and $57,638 as of June 30, 2011. Since our inception, we have incurred significant losses. As of June 30, 2012; we had an accumulated deficit of approximately $14,718,000. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations expense, including product development expense, sales and marketing and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

There is no certainty that access to needed capital will be successful. We have not depended on the future exercise of outstanding warrants to provide additional funding.

To date, our operations have been funded through a bank loan and private convertible debt of approximately $2,178,500 and equity investments totaling approximately $4,107,000. As of June 30, 2012, we had accounts payable of $663,000 and accrued liabilities of $578,000.

Other Restructuring. The Company continues an ongoing restructuring process negotiating with a significant number of creditors other than Dr. Herschkowitz and SOK to convert their indebtedness into common stock.  See Part II Other Information Item 5 Other Information for a description of a settlement and forbearance agreement with Dr. Herschkowitz and SOK Partners, a related party, in connection with defaults under a Company note held by Dr. Herschkowitz and other matters.

Cash Flows

Net cash used in operating activities was $644,105 for June 2012 compared with net cash used of $807,783 for June 2011. The $163,678 decrease in cash used in operating activities was largely due to an increase in net loss of $1,984,323 offset by $1,726,630 increase in equity instruments issued for management and consulting as well as increases in accounts payable, accrued expenses and vested stock options and warrants.

Cash flows used in investing activities was zero for both June 2012 and June 2011. There have been no investing activities since we invested in new furniture and patents in 2008.  We will likely increase our cash used in investing activities in the next several quarters as we prepare to support the expected growth in sales.

Net Cash provided by financing activities was $556,403 for June 2012 compared to net cash provided of $856,038 for June 2011. The decrease in June 2012 was mostly due to a reduced issuance of common stock. We expect to show additional cash provided by financing activities in the next few quarters provided we are successful in raising capital. See “Company Financing and Capital Plan” above.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covering this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

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

Remediation of Material Weakness in Internal Control Structure over Financial Reporting

The material weakness that was previously disclosed as of December 31, 2011 was remediated as of June 30, 2012. See “Item 9A. Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting” and “Item 9A. Controls and Procedures – Remediation of Material Weakness in Internal Control Structure Over Financial Reporting” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2011 and “Item 4. Controls and Procedures” contained in the Company’s subsequent quarterly reports on Form 10-Q during 2011, for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2011 and remediation of that material weakness. As disclosed in the quarterly reports on Form 10-Q for the first quarter of 2011, the Company has implemented and executed the Company’s remediation plans, and as of June 30, 2012, are believed to be successful in remediating.

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

Peter Morawetz, Director	100,000 shares
Thomas McGoldrick, Director	40,000 shares
Andrew Reding, Director	20,000 shares
Kevin Davidson, Former, President and Chief Executive Officer	300,000 shares
Chad Ruwe, Former, Chief Operating Officer	200,000 shares
Kirsten Doerfert, Former, VP Sales and Marketing	75,000 shares
David Dauwalter, Direct of Product Management	50,000 shares

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

On March 28, 2012, we entered into a Convertible Note Purchase Agreement, dated as of March 28, 2012 between the Company and SOK Partners, LLC (“SOK Partners”), an investment partnership. Josh Kornberg is an affiliate of SOK Partners. Pursuant to the Purchase Agreement, we issued a 20% convertible note due August 2012 in the principal amount of up to $600,000. Advances have totaled approximately $357,000 through July 27, 2012. In April 2012, the Company issued the first equity bonus to SOK Partners, consisting of 4,615,385 shares of common stock See Note 10 – “Related Party” to the Condensed Financial Statements of this Quarterly Report on Form 10-Q for a description of the terms of the convertible note purchase agreement.

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

In April 2012, an institutional investor elected to convert $8,500 remaining from an original convertible note of $37,500 into 349,650 shares of common stock.

In April 2012, the Company issued an equity bonus consisting of 100,000 shares of common stock to Dr. Samuel Herschkowitz for an additional $15,000 advance under the December 20, 2011 convertible note due June 20, 2012. Dr. Herschkowitz was also issued 163,333shares of common stock as an equity bonus for $24,500 Board meeting fees.

In May 2012, the Company issued 412,963 shares of common stock to a former Board member and Officer of the Company in exchange for exercising stock options at $.01 per share.

In May 2012, the Company issued the second equity bonus to SOK Partners, consisting of 4,615,385 shares of common stock See Note 10 – “Related Party” to the Condensed Financial Statements of this Quarterly Report on Form 10-Q for a description of the terms of the convertible note purchase agreement.

In May 2012, the Company issued 3,292,557 shares of common stock to an institutional investor to transfer debt to equity by an Election to Convert a convertible note.

In May 2012, the Company issued 2,850,754 shares of common stock to a vendor to transfer debt to equity by an Election to Convert Accounts Payable.

In May 2012, the Company issued 1,463,976 shares of common stock to an individual investor to transfer debt to equity by an Election to Convert a convertible note.

In May 2012, the Company issued 565,834 shares of common stock to an individual investor to transfer debt to equity by an Election to Convert a convertible note.

In May 2012, the Company issued 1,572,327 shares of common stock to an individual investor to transfer debt to equity by an Election to Convert a convertible note.

In June 2012, an institutional investor elected to convert $12,000 of a $50,000 convertible note into 387,097 shares of common stock.

In June 2012, the Company issued 397,267 shares of common stock to a vendor to transfer debt to equity by a settlement agreement.

In June 2012, the Company issued 277,278 shares of common stock at $.09 per share to the Mr. Lawrence Gadbaw the Company’s Chairman of the Board as consulting compensation.

In June 2012, the Company issued 1,000,000 shares of common stock at $.07 per share and a warrant to purchase 1,000,000 shares of common stock at $.15 per share to an investor in return for his $70,000 investment in the Company.

In June 2012, the Company issued 357,143 shares of common stock at $.07 per share and a warrant to purchase 357,143 shares of common stock at $.15 per share to an investor in return for his $25,000 investment in the Company.

In June 2012, the Company issued 357,000 shares of common stock at $.07 per share and a warrant to purchase 357,000 shares of common stock at $.15 per share to an investor in return for his $24,990 investment in the Company.

In June 2012, the Company issued 142,857 shares of common stock at $.07 per share and a warrant to purchase 142,857 shares of common stock at $.15 per share to an investor in return for his $10,000 investment in the Company.

In June 2012, the Company issued 142,857 shares of common stock at $.07 per share and a warrant to purchase 142,857 shares of common stock at $.15 per share to an investor in return for his $10,000 investment in the Company.

In June 2012, the Company issued 142,857 shares of common stock at $.07 per share and a warrant to purchase 142,857 shares of common stock at $.15 per share to an investor in return for his $10,000 investment in the Company.

In June 2012, the Company issued 71,428 shares of common stock at $.07 per share and a warrant to purchase 71,428 shares of common stock at $.15 per share to an investor in return for his $5,000 investment in the Company.

In June 2012, an institutional investor elected to convert $18,000 of a $50,000 convertible note into 509,915 shares of common stock.

In June 2012, the Company issued 283,718 shares of common stock to an individual investor to transfer debt to equity by an Election to Convert a convertible note.

In June 2012, an institutional investor elected to convert $20,000 remaining of a $50,000 convertible note, plus $2,000 interest, into 740,741 shares of common stock.

In June 2012, the Company issued 625,000 shares of common stock to an IR firm as sole compensation for investor relations consulting work.

In June 2012, the Company issued 357,143 shares of common stock at $.07 per share and a warrant to purchase 357,143 shares of common stock at $.15 per share to an investor in return for his $25,000 investment in the Company.

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

ITEM 3. Defaults Upon Senior Securities

As of August 13, 2012, we have $970,965 in principal and accrued interest on debts that are past due and in default, including the $240,000 in principal amount under the note to Dr. Herschkowitz. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Company Financing and Capital Plan.”

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Employment Agreement With CEO. On August 13, 2012, the Company entered into an employment agreement with Joshua Kornberg, who has served as Chief Executive Officer since July 22, 2012 and who served as Interim Chief Executive Officer from April 24, 2012 to July 21, 2012. The terms of Mr. Kornberg’s Employment Agreement include the following:

Term: The initial term commenced on April 24, 2012 and continues for an initial term of one year, with employment under the agreement to automatically continue for additional successive one-year periods unless either party provides at least 60 days’ notice of intention not to renew the agreement.

Annualized Base Salary: Mr. Kornberg’s annualized base salary will be $180,000, subject to increase.

Annual Bonus: Mr. Kornberg will be eligible to receive an annual bonus with respect to each calendar year during the term of employment at the end of which he remains employed by the Company, based on attainment of reasonable Company and/or individual performance metrics. The target annual bonus will be 150% of Mr. Kornberg’s base salary; provided that the actual amount of the annual bonus for each calendar year (prorated for 2012) will be determined based on relative level of achievement of the applicable metrics and which may be in an amount greater or less than the target annual bonus but shall not be less than 50% of the target annual bonus.

Equity Incentive Grants: Mr. Kornberg will receive annual equity incentive grants (stock options, restricted stock or other stock-based awards) with respect to each calendar year ending during the term. The target aggregate grant date fair value of each annual grant will be 200% of his base salary, subject to increase. Each annual grant will vest in the amounts of 50%, 25% and 25% on the first, second and third anniversaries of the grant date, respectively. In addition, in order to induce him to accept employment, on the date of the agreement, the Company granted Mr. Kornberg 6 million shares of 10 year non-qualified stock options at an exercise price of $.08 per share of common stock, which shares were fully vested on the date of grant.

Other Benefits. Mr. Kornberg will be eligible to continue to participate in or receive benefits under all of the Company’s executive benefit plans currently in effect, or substantially equivalent plans or arrangements. If he does not elect to participate in the Company’s health insurance program, the Company will reimburse him for the premiums for medical and dental insurance for himself, his spouse and his eligible dependents. The Company will also provide supplemental payments to cover the cost of premiums to maintain a commercially reasonable 10-year term life insurance policy of his choosing providing a death benefit of $1 million dollars.

Compensation Upon Termination:  If Mr. Kornberg’s employment with the Company is terminated for any reason, the Company shall pay to him (or to his authorized representative or estate) any base salary earned through the date of termination; if the termination occurs following the end of a given calendar year, but prior to payment of the annual bonus with respect to such year, the annual bonus payable for such prior calendar year; if applicable, the pro-rata bonus for the year during which the termination occurs; unpaid expense reimbursements and, if applicable, unused accrued vacation; and any vested benefits under any applicable benefit plan.

If Mr. Kornberg’s employment is terminated by the Company without cause or he terminates his employment for good reason, then the Company shall pay him his accrued benefits. In addition, subject to Mr. Kornberg signing a full and final release, the Company shall pay him an amount equal to two times the sum of his base salary and his target annual bonus, to be paid out in a cash lump sum payment within 60 days. All stock options and other stock-based awards held by Mr. Kornberg and all yet unvested portions thereof shall immediately and fully accelerate and vest and become exercisable or nonforfeitable as of the date of termination; if the annual equity grant had not been made with respect to the year in which the termination occurs, the Company will grant to him such number of shares of common stock with an aggregate fair market value on the date of termination equal to 200% of his base salary; and will provide health insurance coverage for 18 months as provided in the agreement.

“Cause” is defined to mean: continued non-compliance with lawful, reasonable and good faith written directives from the Board; material misconduct in connection with the performance of his duties, including misappropriation of funds or property of the Company (other than occasional, customary and de minimis use of Company property for personal purposes); conviction for any felony or a misdemeanor involving moral turpitude or fraud, which results or is reasonably expected to result in injury or reputational harm to the Company or his being unable to satisfactorily perform his duties to the Company; non-performance of his duties to the Company (with exceptions for illness or disability); or a material breach of his material obligations under the agreement and/or fiduciary duties owed to the Company; subject to a 30 day period after notice to cure several of the above occurrences.

In the event of a change in control, all stock options and other stock-based awards held by Mr. Kornberg and all yet unvested portions thereof shall immediately and fully accelerate and vest and become fully exercisable or nonforfeitable as of immediately prior to the closing or occurrence (as applicable) of the event constituting the change in control; and if, in connection with or within 18 months after a change in control, his employment is terminated by the Company without cause or he terminates his employment for any reason, subject to the signing of a release, the Company shall pay Mr. Kornberg a lump sum in cash in an amount equal to three times the sum of (x) his base salary and (y) his target annual bonus, to be paid out in a cash lump sum payment within 60 days. If the annual equity grant had not been made with respect to the year in which the termination occurs, the Company will grant to him such number of shares of common stock with an aggregate fair market value on the date of termination equal to 200% of his base salary; and will provide health insurance coverage for 18 months as provided in the agreement

“Good reason” is defined to mean that Mr. Kornberg has complied with following a specified process of providing notice to the Company of the occurrence of any of the following conditions and such condition continues after the specified periods: a material diminution in Mr. Kornberg’s responsibilities, authority or duties (including if the Company hires a new Chief Executive Officer; a material diminution in his base salary, bonus levels or targeted equity grant; a material change in the geographic location at which he provides services to the Company (including, without limitation, requiring Mr. Kornberg to relocate to the Company’s Minnesota offices or other successor Company location); or material breach of the agreement by the Company.

In the event of a change in control, all stock options and other stock-based awards held by Mr. Kornberg will fully accelerate and vest and become fully exercisable or nonforfeitable as of immediately prior to the closing or occurrence of the event constituting the change in control; and if, in connection with or within 18 months after a change in control, his employment is terminated by the Company without cause or he terminates his employment for any reason, subject to the signing of a release, the Company shall pay Mr. Kornberg a lump sum in cash in an amount equal to three times the sum of his base salary and his target annual bonus, to be paid out in a cash lump sum payment within 60 days. If the annual equity grant had not been made with respect to the year in which the termination occurs, the Company will grant to him such number of shares of common stock with an aggregate fair market value on the date of termination equal to 200% of his base salary; and will provide health insurance coverage for 18 months as provided in the agreement. “Change in control” is defined to include a merger, consolidation, statutory exchange or reorganization, a; sale, lease, exclusive license, or other disposition of all or substantially all of the consolidated assets of the Company and its subsidiaries, other than to an entity, more than (50%) of the combined voting power of the voting securities of which are owned by shareholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale; lease, license, or other disposition; any person or group (other than Dr. Sam Herschkowitz, Mr. Kornberg or their affiliates) becomes the beneficial owner of securities possessing (or convertible into or exercisable for) 30% or more of the total combined voting power of securities with respect to election of board members; or individuals who, on the date of the agreement, are incumbent directors cease for any reason to constitute at least a majority of the board; provided, that if the appointment, election (or nomination) of any new director was approved or recommended by a majority of the incumbent board, the new director will be considered as a member of the incumbent board.

Further, if it is determined that the amount of any compensation, payment or distribution by the Company to or for the benefit of Mr. Kornberg would be subject to the excise tax on parachute payments under the Internal Revenue Code of 1986, as amended (the “Code”), or any interest or penalties are incurred by Mr. Kornberg with respect to such excise tax, then he will receive additional payments as a gross-up payment to cover such payments and additional income taxes on such payments.

Non-Competition. During Mr. Kornberg’s employment with the Company and for twelve months thereafter, regardless of the reason for the termination, he will not engage in a competing business, as defined in the agreement and will not solicit any person to leave employment with the Company or solicit clients or prospective clients of the Company with whom Mr. Kornberg worked, solicited, marketed, or obtained confidential information about during Mr. Kornberg’s employment with the Company, regarding services or products that are competitive with any of the Company’s services or products.

Employment Agreement With COO and CFO. On August 13, 2012, the Company entered into employment agreements with David O. Johnson, who has served as Chief Operating Officer since July 1, 2012, and Bob Myers, who has who has served as Chief Financial Officer since July 1, 2012 (Messrs. Johnson and Myers are referred to as the “executives”). Under the agreements the employment of each of these individuals with the Company at-will.

The annualized base salaries of Messrs. Johnson and Myers are $150,000 and $125,000, respectively. Such base salaries may be adjusted by the Company but may not be reduced except in connection with a reduction imposed on substantially all employees as part of a general reduction. The executives will also each be eligible to receive an annual incentive bonus for each calendar year at the end of which he remains employed by the Company, subject to the attainment of certain objectives. Messrs. Johnson and Myers each received ten year stock options to purchase 1 million shares of common stock at $.08 per share with each option vested immediately with respect to 700,000 shares and with the remaining 300,000 shares to vest 18 months after the date of grant.

If the Company terminates the executive’s employment without cause or if the executive terminates his employment for “good reason,” he shall be entitled to receive from Company severance pay in an amount equal to (a) before the first anniversary of the date of the agreement, three months of base salary, or (b) on or after the first anniversary of the date of the agreement, six months of base salary, in either case less applicable taxes and withholdings. In that event, he will receive a bonus payment on a pro-rata basis through the date of termination and any accrued, unused vacation pay. The severance pay, bonus payment, and other consideration are conditioned upon executive’s execution of a full and final release of liability. “Cause” is defined to mean the executive engages in willful misconduct or fails to follow the reasonable and lawful instructions of the Board, if such conduct is not cured within 30 days after notice; the executive embezzles or misappropriates assets of Company or any of its subsidiaries; the executive’s violation of his obligations in the agreement, if such conduct is not cured within 30 days after notice; breach of any agreement between the executive and the Company or to which Company and the executive are parties, or a breach his fiduciary duty or responsibility to the Company; commission by of fraud or other willful conduct that adversely affects the business or reputation of Company; or, Company has a reasonable belief the executive engaged in some form of harassment or other improper conduct prohibited by Company policy or the law. “Good reason” is defined as (i) a material diminution in Employee’s position, duties, base salary, and responsibilities; or (ii) Company’s notice to Employee that his or her position will be relocated to an office which is greater than 100 miles from Employee’s prior office location. In all cases of Good Reason, Employee must have given notice to Company that an alleged Good Reason event has occurred and the circumstance must remain uncorrected by Company after the expiration of (30) days after receipt by Company of such notice.

During each executive’s employment with the Company and for twelve months thereafter, regardless of the reason for the termination, he will not engage in a competing business, as defined in the agreement and will not solicit any person to leave employment with the Company or solicit clients or prospective clients of the Company with whom he worked, solicited, marketed, or obtained confidential information about during his employment with the Company, regarding services or products that are competitive with any of the Company’s services or products.

Adoption of 2012 Stock Incentive Plan. On August 13, 2012, board adopted the 2012 Stock Incentive Plan (the “Plan”) and the Plan became effective. The Company intends to seek shareholder approval of the Plan in 2012 so that stock options may be granted under the Plan in the future that qualify as incentive stock options under the Internal Revenue Code. The Plan is intended to replace the 2008 Equity Incentive Plan (the “2008 Plan”). Currently, options to purchase 4,263,042 shares of Common Stock are outstanding under the 2008 Plan. A summary of the Plan is as follows.

General. The purpose of the Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees, certain key consultants and directors of the Company. The Plan is administered by the compensation committee, or if no committee is designated, the board. The compensation committee may grant incentives to employees (including officers) of the Company or its subsidiaries, members of the board, and consultants or other independent contractors who provide services to the Company or its subsidiaries, in the following forms: (a) non-statutory stock options and incentive stock options; (b) stock appreciation rights (“SARs”); (c) stock awards; (d) restricted stock; (e) restricted stock units (“RSUs”); and (f) performance awards.

Shares Subject to Plan. Subject to adjustment, the number of shares of common stock which may be issued under the Plan shall not exceed 20,000,000 shares. In addition, as of the effective date of the Plan, any shares available in the reserve of the 2008 Plan (currently 4,263,042 shares) shall be added to the Plan share reserve and be available for issuance under the Plan. If an incentive granted under the Plan or under the 2008 Plan expires or is terminated or canceled unexercised as to any shares of common stock or forfeited or reacquired by the Company pursuant to rights reserved upon issuance thereof, such forfeited and reacquired shares may again be issued under the Plan pursuant to another incentive.

Description of Incentives.

Stock Options. The compensation committee may grant non-qualified and incentive stock options to eligible employees to purchase shares of common stock from the Company. The Plan confers on the compensation committee discretion, with respect to any such stock option, to determine the term of each option, the time or times during its term when the option becomes exercisable and the number and purchase price of the shares subject to the option. However, the option price per share may not be less than the fair market value of the common stock on the grant date, and the term of each option shall not exceed ten years and one day from the grant date. With respect to stock options which are intended to qualify as “incentive stock options” (as defined in Code Section 422), the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time cannot exceed $100,000. All incentive stock options must be granted within ten years from the earlier of the date of the Plan’s adoption by the board or approval by the Company’s shareholders.

Stock Appreciation Rights. A stock appreciation right or “SAR” is a right to receive, without payment to the Company, a number of shares, cash or any combination thereof, the amount of which is equal to the aggregate amount of the appreciation in the shares of common stock as to which the SAR is exercised. The compensation committee has the discretion to determine the number of shares as to which a SAR will relate as well as the duration and exercisability of a SAR. The exercise price may not be less than the fair market value of the common stock on the grant date.

Limitation on Certain Grants. During any one fiscal year, no person shall receive Incentives under the Plan that could result in that person receiving, earning or acquiring, subject to adjustment: (a) stock options and SARs for, in the aggregate, more than 10,000,000 shares of Common Stock; or (b) performance awards, in the aggregate, for more than 10,000,000 shares of Common Stock or, if payable in cash, with a maximum amount payable exceeding $2,000,000.

Stock Awards. Stock awards consist of the transfer by the Company to an eligible participant of shares of common stock, with or without other payment, as additional compensation for services to the Company. The number of shares transferred pursuant to any stock award is determined by the compensation committee.

Restricted Stock. Restricted stock consists of the sale or transfer by the Company to an eligible participant of one or more shares of common stock that are subject to restrictions on their sale or other transfer by the employee which restrictions will lapse after a period of time as determined by the compensation committee. If restricted stock is sold to a participant, the sale price will be determined by the compensation committee, and the price may vary from time to time and among participants and may be less than the fair market value of the shares at the date of sale. Subject to these restrictions and the other requirements of the Plan, a participant receiving restricted stock shall have all of the rights of a shareholder as to those shares.

RSUs. Restricted stock units represent the right to receive one share of common stock at a future date that has been granted subject to terms and conditions, including a risk of forfeiture, established by the compensation committee. Dividend equivalents may be granted with respect to any amount of RSU’s and either paid at the dividend payment date in cash or in shares of unrestricted stock having a fair market value equal to the amount of such dividends, or deferred with respect to such RSU’s and the amount or value thereof automatically deemed reinvested in additional RSU’s until the time for delivery of shares pursuant to the terms of the restricted stock unit award. RSU’s may be satisfied by delivery of shares of stock, cash equal to the fair market value of the specified number of shares covered by the RSU’s, or a combination thereof, as determined by the compensation committee at the date of grant or thereafter.

Performance Awards. A performance award is a right to either a number of shares of common stock, their cash equivalent, or a combination thereof, based on satisfaction of performance goals for a particular period. At or about the same time that performance goals are established for a specific period, the compensation committee shall in its absolute discretion establish the percentage of the performance awards granted for such performance period which shall be earned by the participant for various levels of performance measured in relation to achievement of performance goals for such performance period.

Performance goals applicable to a performance award will be established by the compensation committee not more than 90 days after the beginning of the relevant performance period. The performance goals for performance awards that are intended to qualify as “performance based” compensation within the meaning of Section 162(m) of the Code must be based on one or more of the business criteria specified in the Plan, including earnings per share, operating income or profit, net income, gross or net sales, or other specified criteria. The compensation committee may modify the performance goals if it determines that circumstances have changed and modification is required to reflect the original intent of the performance goals; provided, however, that no such change or modification may be made to the extent it increases the amount of compensation payable to any participant who is a “covered employee” within the meaning of Code Section 162(m).

The compensation committee will determine the terms and conditions applicable to any performance award, which may include restrictions on the delivery of common stock payable in connection with the performance award, the requirement that the stock be delivered in the form of restricted stock, or other restrictions that could result in the future forfeiture of all or part of any stock earned. The compensation committee will, as soon as practicable after the close of a performance period, determine the extent to which the performance goals for such performance period have been achieved; and the percentage of the performance awards earned as a result. Performance awards will not be earned for any participant who is not employed by the Company or a subsidiary continuously during the entire performance period for which such performance award was granted, except in certain events such as death, disability or retirement.

Transferability of Incentives. Incentives granted under the Plan may not be transferred, pledged or assigned by the holder thereof except, in the event of the holder’s death, by will or the laws of descent and distribution or pursuant to a qualified domestic relations order. However, non-qualified stock options may be transferred by the holder thereof to certain family members or related entities.

Duration, Termination and Amendment of the Incentive Plan and Incentives. The Plan will remain in effect until all Incentives granted under the Plan have been satisfied or terminated and all restrictions on shares issued under the Plan have lapsed. No Incentives may be granted under the Plan after August 13, 2022, the tenth anniversary of the approval of the Plan by the Board of Directors. The Board of Directors may amend or discontinue the Plan at any time. However, no such amendment or discontinuance may adversely change or impair a previously granted incentive without the consent of the recipient thereof. Certain Plan amendments require shareholder approval, including amendments which would increase the maximum number of shares of common stock which may be issued to all participants under the Plan, change the class of persons eligible to receive Incentives under the Plan, or materially increase the benefits accruing to participants under the Plan. Generally, the terms of an existing incentive may be amended by agreement between the compensation committee and the participant. However, in the case of a stock option or SAR, no such amendment shall (a) without shareholder approval, lower the exercise price of a previously granted stock option or SAR when the exercise price per share exceeds the fair market value of the underlying shares in exchange for another incentive or cash or take any other action with respect to a stock option that may be treated as a re-pricing under the federal securities laws or generally accepted accounting principles, or (b) extend the term of the incentive, with certain exceptions.

Change in Control; Effect of Sale, Merger, Exchange or Liquidation. Upon the occurrence of an event satisfying the definition of “change in control” with respect to a particular incentive, unless otherwise provided in the agreement for the incentive, such incentive shall become vested and all restrictions shall lapse. The compensation committee may, in its discretion, include such further provisions and limitations in any agreement for an incentive as it may deem desirable. The definition of “change in control” is similar to that in Mr. Kornberg’s employment agreement. Unless otherwise provided in the agreement for an incentive, in the event of an acquisition of the Company through the sale of substantially all of the Company’s assets or through a merger, exchange, reorganization or liquidation of the Company or a similar event, the compensation committee has broad discretion to take any and all action it deems equitable under the circumstances, including but not limited to terminating the Plan and all incentives and issuing to the holders of outstanding vested options and SARs the stock, securities or assets they would have received if the incentives had been exercised immediately before the transaction, or other specified actions.

Letter Agreement With Investors Regarding Forbearance and Dilution Protection. On August 13, 2012, the Company entered into a letter agreement with Dr. Samuel Herschkowitz, his affiliate, Atlantic Partners Alliance (“APA”), and SOK Partners, LLC (“SOK”), an investment partnership. Dr. Herschkowitz and Joshua Kornberg, the Chief Executive Officer of the Company, are managers of APA and SOK Partners. Under the letter agreement, among other things, (i) Dr. Herschkowitz agreed to forbear from asserting his rights as a secured creditor to substantially all of the Company’s assets, resulting from the Company’s defaults; (ii) the Company agreed to issue shares of common stock to Dr. Herschkowitz and SOK and adjust the conversion price of their convertible notes to satisfy the Company’s obligations to adjust for dilution; (iii) Dr. Herschkowitz and SOK agreed to extend the maturity of their notes; (iv) The Company agreed to pay certain compensation to Dr. Herschkowitz upon the achievement of financial milestones and (v) Dr. Herschkowitz clarified and waived certain of his rights, including the right to interest at a penalty rate upon default.

Background. Dr. Herschkowitz and the Company entered into a Note Purchase Agreement dated as of December 20, 2011 and subsequently amended and restated effective as of the same date (as amended, the “Herschkowitz Note Purchase Agreement”) pursuant to which the Company issued and sold to Dr. Herschkowitz a convertible promissory note in the original principal amount of $225,000 (as amended concurrently with the Herschkowitz Note Purchase Agreement, the “Herschkowitz Note”). As security for the Herschkowitz Note, Dr. Herschkowitz holds a first security interest in substantially all of the assets of the Company. Further, SOK entered into a Note Purchase Agreement dated as of March 28, 2012 (the “SOK Note Purchase Agreement”) pursuant to which the Company issued and sold to SOK a 20.0% convertible note due August 2012 in the principal amount of up to $600,000 (the “SOK Note”). The Company’s obligations under the note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. Terms of these note purchase agreements and notes are described under “Note 9 – Related Party” in the Notes to Condensed Financial Statements.

Dilution Protection. The Company and APA were parties to a letter agreement dated March 14, 2012, providing APA and its affiliates (including Dr. Herschkowitz and SOK) with rights to avoid dilution relating to additional issuances of equity securities by the Company through July 14, 2012, evidencing the parties’ intent that APA would be provided with significant protection against dilution. This protection was in recognition of APA’s investments in the Company involving a high degree of risk and the Company’s contemplated need for restructuring its indebtedness, which were anticipated to result, and have resulted, in significant dilution. The parties acknowledged that Dr. Herschkowitz and SOK would not have made their historical cash investments in the Company to the same degree had the dilution protection not been provided, and the investments by these parties have enabled the Company to avoid insolvency. Since the respective dates of the Herschkowitz Note Purchase Agreement and the SOK Note Purchase Agreement, the Company has issued in excess of 16,000,000 shares of common stock to parties other than APA and its affiliates, resulting in significant dilution.

Default Notice. Pursuant to a letter dated April 20, 2012 and as disclosed in the Form 10-Q for the quarter ended March 31, 2012, Dr. Herschkowitz advised the Company of the occurrence of numerous events of default under the terms of the Herschkowitz Note and the Herschkowitz Note Purchase Agreement. As a result of such events of default, Dr. Herschkowitz asserted significant rights as a secured creditor of the Company, including his rights as a secured creditor with a security interest in substantially all assets of the Company. Without a settlement relating to the defaults and other matters, Dr. Herschkowitz could have taken action to levy upon the Company’s assets, including patents and other intellectual property.

Terms of Letter Agreement Relating to Settlement.

Forbearance. In the letter agreement, Dr. Herschkowitz agrees to forbear from exercising any of his rights arising under the Herschkowitz Note or the Herschkowitz Note Purchase Agreement with respect to the existing defaults against the Company, subject to the limitations set forth in the letter agreement and without releasing or waiving any future breach of the letter agreement. He further agrees to forbear from exercising any rights with respect to events of default, security interests in the collateral and other similar remedies against the Company or his interests under the Herschkowitz Note or the Herschkowitz Note Purchase Agreement until the occurrence of an event of default in the Herschkowitz Note: (a) that does not constitute an existing default and (b) occurs and accrues after the effective date of the letter agreement.

Penalty Shares; No Penalty Interest. Dr. Herschkowitz and the Company acknowledge that 7.5 million shares of the Company’s common stock, constituting the “penalty shares” under the Herschkowitz Note Purchase Agreement, were delivered to Dr. Herschkowitz in April 2012 as provided in the Herschkowitz Note Purchase Agreement upon an event of default. Notwithstanding a provision that would have increased the rate of interest from 20% to 24% upon an event of default, Dr. Herschkowitz agreed that the Company would not pay the increased rate of interest but would accrue interest at 20% until a subsequent event of default.

Extension of Due Dates and Other Amendments to Notes. The Herschkowitz Note and the SOK Note were amended as follows: (i) the due dates of the notes are extended to December 31, 2012, from the previous due dates of June 20, 2012 and August 28, 2012, respectively; (ii) Dr. Herschkowitz will release his security agreement after payment of all currently outstanding promissory notes to parties other than SOK; and (iii) the Herschkowitz Note was amended to add certain events of default relating to judgments against the Company or other creditors taking action with respect to the collateral.

Adjustment for Dilution. APA and its affiliates agreed to terminate the letter agreement regarding dilution dated March 14, 2012. In consideration of the various provisions of the letter agreement and in recognition of the understanding of the parties regarding dilution and the agreements of APA and its affiliates to forebear and to extend the due dates of the notes, the Company (i) issued 13,250,000 shares to Dr. Herschkowitz, (ii) issued 13,250,000 shares to SOK, and (iii) the conversion price of the Herschkowitz Note and the SOK Note were changed to $0.014 per share from $0.065 per share. Based on the principal balance and accrued interest through June 30, 2012 as a result of the adjusted conversion price, the Herschkowitz Note and the SOK Note in the aggregate were convertible into approximately 42.7 million shares of common stock.

Milestone Fees. In the event that the Company consummates the following series of transactions on or prior to June 30, 2013: (i) a merger or similar transaction with a public shell company, (ii) raising between $2 million and $4 million through an offering of the securities of the public shell company concurrent with or subsequent to the shell merger and (iii) listing the Company’s shares on NASDAQ pursuant to an underwritten offering of the Company’s securities resulting in gross proceeds of between $5 million and $30 million then the Company shall deliver to Dr. Herschkowitz the following compensation: (A) $75,000 upon consummating the shell merger, (B) $150,000 upon consummating the qualifying financing round and (C) 3% of the gross proceeds of the NASDAQ underwriting, which payment shall under no circumstances be less than $200,000 or greater than $1,000,000. The Company shall reimburse Dr. Herschkowitz at his actual out-of-pocket cost for reasonable expenses incurred in connection with the shell transactions but in no event in an amount greater than $10,000.

Share Ownership and Control. As a result of the transactions under the letter agreement, Dr. Herschkowitz, SOK and their affiliates currently own 45,382,769 outstanding shares of common stock and hold derivative securities representing an additional 42,663,000 shares of common stock. Their beneficial ownership currently represents 65% of the Company’s outstanding common stock, giving such parties significant control over election of the Board of Directors and other matters.

Private Placement of Common Stock and Warrants. The Company continues to make sales of units of common stock at a price of $0.07 per share and warrants to purchase an equal number of shares at an exercise price of $0.15 per share. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” The Company has raised a total of $280,000 in this private placement, selling a total of 3,999,857 shares of common stock and issuing warrants for a total of 3,999,857 shares.

Other Restructuring. The Company continues an ongoing restructuring process negotiating with a significant number of creditors other than Dr. Herschkowitz and SOK to convert their indebtedness into common stock. The Company has evaluated all other subsequent events through the date of this filing.

The Company does not believe there are any other subsequent events that require disclosure.

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIODRAIN MEDICAL, INC.

Date: August 14, 2012	By:	/s/ Joshua Kornberg
Joshua Kornberg
Chief Executive Officer/President

Date: August 14, 2012	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

BIODRAIN MEDICAL, INC.

Form 10-Q

The quarterly period ended June 30, 2012

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

