Form 10-K/A
period 2011-12-31
BioDrain Medical, Inc.
filed 2012-09-04
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, no market price existed for the voting and non-voting common equity held by non-affiliates of the registrant. There were 97,563,012 shares of the registrant’s common stock outstanding as of September 4, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On April 16, 2012, we filed our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). On 5/2/2012 we filed Amendment No. 1(“First Amendment”) on Form 10-K/A. We are filing Amendment 2 (“this Filing”), which amends and restates items identified below with respect to the Original Filing and the First Amendment, to provide corrections for inadvertent errors in the sections identified below.

This Form 10-K/A only amends information in Part III, Item 11 (Executive Compensation). Part IV, Item 15 is also included to indicate that new certifications are being filed as described below. All other items as presented in the Original Filing and the First Amendment are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing or the First Amendment.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and principal financial and accounting officer, filed as an exhibit hereto.

INDEX TO FORM 10-K/A

		Page Number

	PART III
Item 11	Executive Compensation	1
Item 15	Exhibits, Financial Statement Schedules	6
	SIGNATURES	7

PART III

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Overview

This section describes the material elements of the compensation awarded to, earned by or paid to our Chief Executive Officer and the two most highly compensated executive officers as determined in accordance with SEC rules, collectively referred to as the “Named Executive Officers.”

Executive Compensation Components for Fiscal 2011

Base salary is an important element of our executive compensation program as it provides executives with a fixed, regular, non-contingent earnings stream to support annual living and other expenses. As a component of total compensation, we generally set base salaries at levels believed to attract and retain an experienced management team that will successfully grow our business and create shareholder value. We also utilize base salaries to reward individual performance and contributions to our overall business objectives, but seek to do so in a manner that does not detract from the executives’ incentive to realize additional compensation through our stock options and restricted stock awards.

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

Our employment agreement, dated October 4, 2006, with Kevin R. Davidson, President and Chief Executive Officer, provided that his initial annual base salary would be $150,000 and that his base salary for subsequent years is to be determined by the Board. We offered this amount as part of a package of compensation for Mr. Davidson sufficient to induce him to join our Company. The compensation package for Mr. Davidson was designed to provide annual cash compensation, combined with the equity compensation described below, sufficient to induce him to join the Company and continue to incentivize him to create revenue growth and shareholder value. Based upon the recommendation of the Compensation Committee, the Board approved an increase to Mr. Davidson’s base salary rate from $160,000 to $170,000 for calendar 2009, which remains his current salary.

Stock Option and Other Equity Awards

Consistent with our compensation philosophies related to performance-based compensation, long-term shareholder value creation and alignment of executive interests with those of shareholders, we make periodic grants of long-term compensation in the form of stock options or restricted stock to our executive officers, directors and others in the organization.

Stock options provide executive officers with the opportunity to purchase common stock at a price fixed on the grant date regardless of future market price. A stock option becomes valuable only if the common stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option shares to vest. This provides an incentive for an option holder to remain employed by us. In addition, stock options link a significant portion of an employee’s compensation to shareholders’ interests by providing an incentive to achieve corporate goals and increase shareholder value. Under our 2008 Equity Incentive Plan (the “2008 Plan”), we may also make grants of restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to officers and other employees. We adopted the 2008 Plan to give us flexibility in the types of awards that we could grant to our executive officers and other employees.

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

Potential Payments Upon Termination or Change of Control

Most of our stock option agreements provide for an acceleration of vesting in the event of a change in control as defined in the agreements.  Additionally, the restricted stock agreements that were awarded to management and directors in 2009 and 2010 also provide for an acceleration of vesting in the event there is a change in control as defined in the 2008 Plan.

Under the employment agreements with Mr. Davidson and Mr. Ruwe they will be entitled to severance pay equal to twelve months pay in the event their employment is terminated as a result of a “Change in Control,” defined as a change in control of more than 40% of the Company’s common stock.

Summary Compensation Table for Fiscal 2011 and 2010

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2011 and December 31, 2010 by each of the Named Executive Officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards		(3) Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	Total Compensation
Kevin R. Davidson	2011	$177,083	$-	$		$96,885	$-	$-	$273,968
Former President, CEO, CFO (1)	2010	$170,000	$-		$-	$61,126	$-	$-	$231,126

Chad A. Ruwe (2)	2011	$129,375	$-	$		$94,120	$-	$-	$223,495
Former COO	2010	$135,000	$-		$-	$40,591	$-	$-	$175,591

(1) Mr. Davidson served as our President and Chief Executive Officer from 2006 through April 22, 2012 and our Chief Financial Officer from January 2009 through April 22, 2012.

(2)	Mr. Ruwe served as our Chief Operating Officer from 2009 through December 7, 2011.
(3)	Represents the actual compensation cost recognized during 2011 as determined pursuant to FASB ASC 718 – Stock Compensation utilizing the assumptions discussed in Note 3, “Stock Options and Warrants,” in the notes to financial statements included in the Form 10-K filed on April 16, 2012.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2011

The following table sets forth certain information regarding outstanding equity awards held by the Named Executive Officers as of December 31, 2011:

	Option Awards					Stock Awards
	Grant Date	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares of Units of Stock that Have not Vested
Kevin R. Davidson	6/5/2008	543,292		$0.01	6/5/2018
(1)	6/11/2008		80,000	$0.35	6/11/2013
	11/16/2010	800,000		$0.15	11/15/2020
	8/1/2011	666,667		$0.01	7/31/2021

Chad A. Ruwe	6/16/2008	200,000	50,000	$0.35	6/16/2013
(2)	11/16/2010	700,000		$0.15	11/15/2020
	6/14/2011	200,000		$0.01	6/13/2021
	8/1/2011	500,000		$0.01	6/13/2021

(1)	Mr. Davidson left the Company, as CEO, President and CFO, April. 24, 2012; his stock options that were not vested upon his exit date are cancelled and the options that were vested upon his exit date are exercisable for twelve months thereafter.
(2)	Mr. Ruwe left the Company, as COO, December 7, 2011; his stock options that were not vested upon his exit date are cancelled and the options that were vested upon his exit date are exercisable for twelve months thereafter.

Employment Contracts and Separation Agreements Entered Into in 2012

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

Separation Agreement with Former COO. On August 11, 2012, the Company entered into a separation agreement with Chad Ruwe, the former COO of the Company. Mr. Ruwe resigned from the Company’s Board of Directors on July 24, 2012 for personal reasons. Under the agreement, the Company issued to Mr. Ruwe 1,166,667 shares of Common Stock, representing a payment of $175,000.00 at a valuation of $0.15 per share. The Company also agreed to amend Mr. Ruwe’s warrant dated July 2, 2008 for the purchase of 571,429 shares, at an exercise price of $.46 per share to extend the expiration date of the warrant by two years, to July 2, 2014. In addition, the Company agreed to grant to Mr. Ruwe an additional warrant to purchase 200,000 shares of Common Stock at an exercise price of $0.15 per share, with an expiration date of June 29, 2017. Further, the Company agreed to exchange Mr. Ruwe’s options for 700,000 shares of common stock at a purchase price of $.15 for a warrant to purchase 700,000 shares of common stock at $.15 per share with an expiration date of June 29, 2017. Mr. Ruwe and his affiliates agreed to release the Company and affiliated parties from any claims other than a breach of the separation agreement, and the parties agreed not to disparage each other.

DIRECTOR COMPENSATION

The directors of BioDrain Medical, Inc. are not paid cash compensation for their service on the Board except for Lawrence Gadbaw, who is paid $2,000 per month for his service as Chairman of the Board.

Beginning in 2009, the Board instituted an annual restricted stock award program for non-employee directors, except for the Chairman, under which they will be awarded 20,000 shares of restricted stock annually on each anniversary date of service on the Board.  The Board further determined that Mr. McGoldrick, Mr. Reding and Dr. Morawetz would be awarded 40,000 shares, 20,000 shares and 100,000 shares of common stock, respectively, for their prior service on the Board.  Mr. Gadbaw is entitled to a stock option, as of September 30 of each year that he continues to serve as Chairman of the Board, to purchase 30,000 shares of common stock for a fixed price that is determined by the Board to be the market value on the date of grant.  Mr. Gadbaw was granted an option to purchase 30,000 shares of common stock at $.50 per share on November 13, 2009.  The option is immediately vested and has a term of three years. The Board modified the grant of restricted stock in 2010 to be 75,000 shares per non-employee director, except for the chairman, and the chairman received an option to purchase 85,000 shares at $.15 per share. The option vested immediately and has a three year term.

Director Compensation Table for Fiscal 2011

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2011.

Name	Fees Paid or Earned in Cash		Stock Awards	Option Awards	Total
Lawrence W. Gadbaw (1)		$24,000			$24,000
Peter Morawetz		$-			$-
Thomas McGoldrick		$-			$-
Albert Emola		$-			$-
Andrew Reding		$-			$-
James Dauwalter	$

(1)	Mr. Gadbaw received $2,000 per month as compensation for serving as Chairman of the Board.

Item 15. Exhibits, Financial Statement Schedules

Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODRAIN MEDICAL, INC.

Date: September 4, 2012	By:	/s/ Joshua Kornberg
Joshua Kornberg
President and Chief Executive Officer

EXHIBIT INDEX

BIODRAIN MEDICAL, INC.

FORM 10-K/A

Exhibit Number	Description
3.1	Articles of Incorporation, as amended

3.2	Bylaws, as amended (7)

10.1	Employment Agreement between the Registrant and Kevin R. Davidson, dated October 4, 2006 (1)**

10.2	Confidential Separation Agreement and Release between the registrant and Lawrence W. Gadbaw, dated August 13, 2008 (1)**

10.3	Stock Option Agreement between the registrant and Kevin R. Davidson, dated June 5, 2008 (1)**

10.4	Director Stock Option Agreement between the registrant and Thomas McGoldrick, dated August 22, 2006 (1)**

10.5	Director Stock Option Agreement between the registrant and Andrew P. Reding, dated November 11, 2006 (1)**

10.6	Consulting Agreement between the registrant and Marshall C. Ryan and Mid-State Stainless, Inc., dated June 2008 (1)

10.7	Patent Assignment by Marshall C. Ryan in favor of the registrant, dated June 18, 2008 (1)

10.8	Convertible Debenture between the registrant and Kevin R. Davidson, dated February 2, 2007 (1)

10.9	Convertible Debenture between the registrant and Peter L. Morawetz, dated February 2, 2007 (1)

10.10	Convertible Debenture between the registrant and Andrew P. Reding, dated February 2, 2007 (1)

10.11	Convertible Debenture between the registrant and Thomas McGoldrick, dated January 30, 2007 (1)

10.12	Convertible Debenture between the registrant and Andcor Companies, Inc., dated September 29, 2006 (1)

10.13	Convertible Debenture between the registrant and Carl Moore, dated March 1, 2007 (1)

10.14	Convertible Debenture between the registrant and Roy Moore, dated March 1, 2007 (1)

10.15	Form of Subscription Agreement (1)

10.16	Form of Registration Rights Agreement (1)

10.17	Form of Escrow Agreement (1)

10.18	Form of Warrant (1)

10.19	2008 Equity Incentive Plan (1)**

10.20	Office Lease Agreement between the registrant and Roseville Properties Management Company, as agent for Lexington Business Park, LLC (1)

10.21	Employment Agreement between the registrant and David Dauwalter, dated August 11, 2008 (2)**

10.22	Amendment No. 1 to Employment Agreement between the registrant and David Dauwalter, dated September 11, 2008 (2)**

10.23	Consulting Agreement by and between the registrant and Andcor Companies, Inc., dated September 15, 2008 (2)

10.25	Independent Contractor Agreement between Belimed, Inc. and the registrant, dated February 2, 2009 (3)

10.26	Supply Agreement between Oculus Innovative Sciences, Inc., and the registrant, dated February 20, 2009 (4)

10.27	Agreement between the registrant and Peter Morawetz, dated May 15, 2009 (5)

10.28	Amendment No. 1 to BioDrain Medical, Inc. 2008 Equity Incentive Plan (6)**

10.29	Convertible Note Purchase Agreement between the Company and SOK Partners, LLC dated March 28, 2012, including the form of Convertible Promissory Grid Note (8)

10.30	Amended and Restated Note Purchase Agreement between the Company and Dr. Samuel Herschkowitz dated as of December 20, 2011, including the form of Convertible Promissory Note (issued in the amount of $240,000) (8)

14.1	Code of ethics

23.1*	Consent of Independent Registered Public Accounting Firm (9)

31.1*	Certification of principal executive officer required by Rule 13a-14(a)

31.2*	Certification of principal financial officer required by Rule 13a-14(a)

32.1*	Section 1350 Certification

*Filed herewith.

**Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

(1)	Filed on November 12, 2008 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(2)	Filed on January 12, 2009 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1and incorporated herein by reference.

(3)	Filed on April 6, 2009 as an exhibit to our Amendment No. 3 to our Registration Statement on Form S-1and incorporated herein by reference.

(4)	Filed on July 1, 2009 as an exhibit to our Amendment No. 5 to our Registration Statement on Form S-1and incorporated herein by reference.

(5)	Filed on August 12, 2009 as an exhibit to Amendment No. 7 to our Registration Statement on Form S-1and incorporated herein by reference.

(6)	Filed on June 15, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on November 23, 2011 as an exhibit to Amendment No. 1 to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(8)	Filed on April 3, 2012 as an exhibit to our Current report on Form 8-K and incorporated herein by reference.

(9)	Filed April 16, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed May 2, 2012 as an exhibit to our Annual Report on Form 10-K/A and incorporated herein by reference.