Form 10-Q
period 2012-09-30
BioDrain Medical, Inc.
filed 2012-11-15
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

☐ Yes ☒ No

 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 5, 2012, the registrant had 99,060,672 shares of common stock, par value $.01 per share, outstanding.

BIODRAIN MEDICAL, INC.

2

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$102,136	$122,985
Accounts Receivable	39,819	50,294
Inventories	134,416	97,605
Prepaid Expense and other assets	23,007	30,148
Total Current Assets	299,378	301,032

Fixed Assets, net	3,832	4,600
Intangibles, net	140,588	140,588

Total Assets	$443,798	$446,220

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current portion of convertible debt, net of discounts of $0 and $28,741 (See Notes 6 and 9)	$1,156,082	$1,055,559
Accounts payable	723,350	731,135
Accrued expenses	616,137	566,574
Total Current Liabilities	2,495,569	2,353,268
Long-term debt and convertible debt, net of discounts of $0 and $16,446 (See Note 6)	89,300	630,153

Liability for equity-linked financial instruments (See Note 8)	87,787	166,063

Stockholders' Deficit:
Common stock, $.01 par value, 200,000,000 authorized, 98,603,484 and 32,074,000 outstanding	986,035	320,740
Additional paid-in capital	14,358,917	8,844,952
Deficit accumulated during development stage	(17,573,810)	(11,868,956)
Total Stockholders' Deficit	(2,228,858)	(2,703,264)

Total Liabilities and Stockholders' Deficit	$443,798	$446,220

See Notes to Condensed Financial Statements

3

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					Period From April 23, 2002 (Inception)
	Three Months Ended September 30,		Nine Months Ended September 30,		To September 30,
	2012	2011	2012	2011	2012
Revenue	$51,615	$20,264	$99,210	$22,638	$211,872

Cost of goods sold	69,962	11,161	85,478	12,981	148,698

Gross Margin (Loss)	(18,347)	9,103	13,732	9,657	63,174

General and administrative expense	2,518,114	428,843	5,034,810	1,014,667	14,499,267

Operations expense	300,719	135,358	519,019	402,479	2,048,554

Sales and marketing expense	13,508	60,989	74,572	149,247	963,057

Interest expense	23,703	61,033	168,462	176,118	835,569

Loss (gain) on valuation of equity-linked financial instruments	(18,678)	(23,006)	(78,275)	(213,921)	(709,463)

Total expense	2,837,366	663,217	5,718,587	1,528,590	17,636,984

Net income (loss) available to common shareholders	$(2,855,713)	$(654,114)	$(5,704,855)	$(1,518,933)	$(17,573,810)

Loss per common share basic and diluted	$(0.04)	$(0.02)	$(0.10)	$(0.07)	$(1.83)

Weighted average shares used in computation, basic and diluted	79,467,603	27,236,303	55,370,243	22,193,681	9,608,160

See Notes to Condensed Financial Statements

4

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

PERIOD FROM APRIL 23, 2002 (INCEPTION)

TO SEPTEMBER 30, 2012

	Shares	Amount	Paid-in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)	598,549	$5,985	$4,015	$-	$10,000
					-
Issuance of common 10/23/02, $1.67/share	2,993	30	4,970		5,000
Net loss				(51,057)	(51,057)
Balance 12/31/02	601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)	23,942	239	161		400
Issuance of common 6/11&12,$1.67 (3)	21,548	216	34,784		35,000
Net loss				(90,461)	(90,461)
Balance 12/31/03	647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)	6,567	66	44		110
Net loss				(90,353)	(90,353)
Balance 12/31/04	653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)	14,964	150	100		250
Vested stock options and warrants			2,793		2,793
Net loss				(123,852)	(123,852)
Balance 12/31/05	668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16 & 8/8, $.0167 (6)	86,869	869	582		1,451
Issuance of common 10/19 & 23, $.0167 (7)	38,906	389	261		650
Issuance of common 12/01, $1.67 (8)	28,739	287	44,523		44,810
Vested stock options and warrants			13,644		13,644
Net loss				(273,026)	(273,026)
Balance 12/31/06	823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ 1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11 to 9/30, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)
Issuance of common due to antidilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations
services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)

Cumulative effect of adoption of EITF 07-5			(486,564)	6,654	(479,910)
Vested stock options and warrants			111,835		111,835
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in April 2009, $.50	700,000	7,000	343,000		350,000
Shares issued under PPM in May 2009, $.50	220,000	2,200	107,800		110,000
Shares issued under PPM in June 2009, $.50	50,000	500	24,500		25,000
Shares issued under PPM in August 2009, $.50	80,000	800	39,200		40,000
Shares issued under PPM in September 2009, $.50	150,000	1,500	73,500		75,000
Shares issued to directors, management and consultant in August 2009, $.50	797,810	7,978	390,927		398,905
Shares issued to finder in September 2009, $.50	100,000	1,000	49,000		50,000
Capital contributions resulting from waivers of debt			84,600		84,600
Value of equity-linked financial instruments issued in connection with PPMs			(222,296)		(222,296)
Value of equity instruments issued with debt			30,150		30,150
Shares issued to consultant for fund raising	30,000	300	(300)		-
Shares issued under PPM in November 2009, $.50	50,000	500	24,500		25,000
Shares issued upon conversion of debt and interest, $.27	935,446	9,354	247,100		256,454
Shares issued upon conversion of shareholder note, $.35	14,024	140	4,766		4,906
Net loss				(2,892,230)	(2,892,230)
Balance 12/31/09	11,383,121	$113,830	$3,573,507	$(6,029,368)	$(2,342,030)

Shares issued in March 2010 under PPM, $.50	174,550	1,746	85,529		87,275
Shares issued to consultants for IR and consulting, $.50	374,090	3,741	183,304		187,045
Value of equity instruments issued for consulting services			354,602		354,602
Vested stock options and warrants			11,382		11,382
Value of equity-linked financial instruments issued in connection with PPM in first quarter			(25,553)		(25,553)
Shares issued in April 2010 under PPM, $.50	180,000	1,800	88,200		90,000
Shares issued in May 2010 to consultant, $.50	12,850	129	6,296		6,425
Shares issued in May 2010 to 2008 investors as a penalty for late registration of 4,552,862 shares, $.50	710,248	7,102	348,022		355,124
Value of equity instruments issued with debt			119,474		119,474
Value of equity-linked financial instruments issued in connection with PPM in second quarter			(31,332)		(31,332)
Value of equity-linked financial instruments issued in connection with PPM in third quarter			(31,506)		(31,506)
Shares issued in September 2010 under PPM, $.10	250,000	2,500	22,500		25,000
Shares issued to consultants in third quarter at $.22 per share	488,860	4,889	102,660		107,549
Shares issued in November 2010 upon exercise of warrants at $.135 per share	128,571	1,286	16,071		17,357
Shares issued in November 2010 to directors as compensation at $.15 per share	300,000	3,000	42,000		45,000
Vested stock options in fourth quarter			161,107		161,107
Equity instruments issued to consultants in fourth quarter			26,234		26,234
Net loss				(1,352,709)	(1,352,709)
Balance 12/31/2010	14,002,290	$140,023	$5,052,497	$(7,382,077)	$(2,189,557)
Value of equity instruments issued with debt in first quarter			47,908		47,908
Shares issued in first quarter at $.075 per share under PPM	5,333,334	53,334	346,666		400,000
Shares issued in first quarter at $.085 per share under PPM	1,294,117	12,941	97,059		110,000
Shares issued in first quarter at $.09 per share under PPM	200,000	2,000	16,000		18,000
Shares issued in first quarter at $.10 per share under PPM	150,000	1,500	13,500		15,000
Vested stock options and warrants in first quarter			268,549		268,549
Equity instruments issued to consultants in first quarter			91,504		91,504
Stock issued upon conversion of debt in first quarter	416,010	4,160	15,840		20,000
Stock issued to pay interest on debt in second quarter	158,036	1,580	20,920		22,500
Shares issued in second quarter at $.085 per share under PPM	588,236	5,882	44,118		50,000
Shares issued in second quarter at $.07 per share under PPM	500,000	5,000	30,000		35,000
Stock issued upon conversion of debt and interest	941,034	9,410	22,590		32,000
Vested stock options and warrants in second quarter			82,463		82,463
Equity instruments issued to consultants in second quarter			12,256		12,256
Vested stock options and warrants in third quarter			1,357,494		1,357,494
Equity instruments issued to consultants in third quarter			147,116		147,116
Restricted stock issued to consultants in third quarter	822,842	8,228	46,772		55,000
Shares issued in third quarter at $.06 per share under PPM	3,500,000	35,000	175,000		210,000
Shares issued in third quarter at $.07 per share under PPM	571,429	5,715	34,285		40,000
Shares issued in third quarter at $.20 per share under PPM	562,500	5,625	106,875		112,500
Shares issued upon exercise of stock options at $.01	100,000	1,000			1,000
Shares issued in fourth quarter at $.35 per share IR compensation	575,000	5,750	195,500		201,250
Shares issued in fourth quarter at $.20 per share under PPM	812,500	8,125	154,375		162,500
Equity instruments upon conversion of Accounts Payable in first quarter			20,000		20,000
Vested stock options and warrants in fourth quarter			229,132		229,132
Shares issued to private investor in fourth quarter at $.15 per share	1,546,667	15,467	216,533		232,000
Net loss				(4,486,879)	(4,486,879)
Balance 12/31/2011	32,074,000	$320,740	$8,844,952	$(11,868,956)	$(2,703,264)
Shares issued in first quarter to institutional investor upon conversion of Note Payable at $.1342 per share	59,613	596	7,404		8,000
Shares issued in first quarter to institutional investor upon conversion of Note payable at $.13 per share	107,692	1,077	12,923		14,000
Shares issued in first quarter to institutional investor upon conversion of Note Payable at $.088 per share	170,455	1,705	13,295		15,000
Shares issued in first quarter to institutional investor upon conversion of Note payable at $.0466 per share	343,348	3,433	12,567		16,000
Shares issued in first quarter to institutional investor upon conversion of Note Payable at $.0446 per share	269,058	2,690	9,310		12,000
Shares issued in first quarter to institutional investor upon conversion of Note payable at $.0466 per share	268,670	2,687	7,313		10,000
Shares issued in first quarter to institutional investor upon conversion of Note payable at $.0397 per share	428,212	4,282	4,218		8,500
Shares issued to a private investor in the first quarter at $.065 per share	4,615,385	46,154	253,846		300,000
Shares issued for consulting to the now Interim CEO in the first quarter at $.065 per share	300,000	3,000	16,500		19,500
Vested stock options and warrants in first quarter			60,463		60,463
Shares issued in second quarter to institutional investor upon conversion of Note payable at $.0286 per share	349,650	3,497	6,503		10,000
Shares issued to a private investor in the second quarter per a convertible note default at $.15 per share	7,500,000	75,000	1,050,000		1,125,000
Shares issued to a private investor in the second quarter at $.15 per share	263,333	2,633	36,867		39,500
Shares issued upon exercise of options at $.01 per share	412,963	4,130			4,130
Shares issued to a private investor in the second quarter at $.065 per share	4,615,385	46,154	253,846		300,000
Stock issued upon conversion of debt at $.15 per share	3,292,557	32,926	460,958		493,884
Stock issued upon conversion of debt at $.065 per share	2,850,754	28,508	156,791		185,299
Shares issued to private investor upon conversion of Note payable at $.18 per share	316,898	3,169	53,873		57,042
Shares issued to private investor upon conversion of Note payable at $.052 per share	1,147,078	11,471	48,063		59,534
Shares issued to private investor upon conversion of Note payable at $.10 per share	565,834	5,658	50,926		56,584
Shares issued to private investor upon conversion of Note payable at $.032 per share	1,572,327	15,723	34,277		50,000
Shares issued in second quarter to institutional investor upon conversion of Note payable at $.031 per share	387,097	3,871	8,129		12,000
Stock issued upon conversion of debt at $.15 per share	397,267	3,973	55,617		59,590
Shares issued to a Director as compensation at $.09 per share	277,778	2,778	22,222		25,000
Shares issued in second quarter under PPM at $.07 per share	2,571,285	25,713	154,277		179,990
Shares issued to institutional investor upon conversion of Note payable at $.0353 per share	509,915	5,099	12,901		18,000
Shares issued to a private investor upon conversion of Note payable at $.032 per share	283,718	2,837	6,185		9,022
Shares issued to an institutional investor upon conversion of Note payable at $.0297 per share	740,741	7,407	14,593		22,000
Shares issued in second quarter at $.15 per share IR compensation	625,000	6,250	87,500		93,750
Interest from first quarter for institutional investor upon Note payable conversion			11,021		11,021
Vested stock options and warrants			9,478		9,478
Shares issued in third quarter under PPM at $.07 per share	3,620,809	36,208	217,248		253,456
Shares issued as settlement to remove anti-dilution agreement at $.065 per share	26,500,000	265,000	1,457,500		1,722,500
Shares issued in settlement with former COO at $.15 per share	1,166,667	11,667	163,333		175,000
Vested stock options and warrants			593,829		593,829
Equity value for warrants issued in settlement to the former CEO and COO			150,189		150,189
Net loss				(5,704,854)	(5,704,854)
Balance 9/30/12	98,603,484	$986,035	$14,358,917	$(17,573,810)	$(2,228,858)

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

(7) Employment agreements

(8) Investment

(9) Conversion of convertible notes by management

(10) Investment, "October 2008 financing".

See Notes to Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		April 23, 2002 (Inception)
	2012	2011	To September 30, 2012
Cash flow from operating activities:
Net loss	(5,704,855)	(1,518,933)	(17,573,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	768	1,822	10,333
Vested stock options and warrants	663,770	265,393	3,331,070
Equity instruments issued for management and consulting	3,775,250	142,813	5,645,190
Stock-based registration payments	-	-	355,124
Capital contributions resulting from waivers of debt		-	476,398
Amortization of debt discount	45,187	84,999	330,471
(Gain) loss on valuation of equity-linked instruments	(78,275)	(213,921)	(709,461)
Changes in assets and liabilities:
Accounts receivable	10,475	(19,277)	(39,819)
Inventories	(36,811)	-	(134,416)
Prepaid expense and other assets	7,141	(22,523)	(23,007)
Notes payable to shareholders	-	-	(14,957)
Accounts payable	387,294	40,550	1,685,029
Accrued expenses	149,347	53,189	827,780
Net cash used in operating activities:	(780,709)	(1,185,888)	(5,834,075)

Cash flow from investing activities:
Purchase of fixed assets	-	-	(12,258)
Purchase of intangibles	-	-	(142,495)
Net cash used in investing activities	-	-	(154,753)

Cash flow from financing activities:
Proceeds from long-term and convertible debt	372,284	250,500	1,956,250
Repayment of convertible debt	(50,000)	-	(150,000)
Principal payments on long-term debt	-	(10,267)	(75,667)
Accrued interest converted to stock	-	22,500	-
Issuance of common stock	437,576	991,500	4,360,381
Net cash provided by (used in) financing activities	759,860	1,254,233	6,090,964

Net increase (decrease) in cash	(20,849)	68,345	102,136
Cash at beginning of period	122,985	9,383	-
Cash at end of period	102,136	77,728	102,136
Non cash transactions:

Common stock issued for accrued interest/bonus	99,784	52,000	211,644
Conversion of accounts payable to convertible debt	-	89,300	546,600
Common stock issued to satisfy debt	807,800	-	1,031,800
Stock/warrant issued to satisfy accounts payable	395,078	-	415,078

(Unaudited)

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts presented at and for the nine months ended September 30, 2012 and September 30, 2011 are unaudited)

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

Since inception, the Company raised approximately $4,360,000 in equity and $2,208,000 in debt financing, including $1,153,000 in equity and $525,000 in convertible debt in 2011. The Company has raised approximately $438,000 in equity and $373,000 in convertible debt through the third quarters of 2012, inclusively. The Company is currently engaged in a private placement of units of common stock and warrants. The Company is also engaged in a corporate restructuring, including actively seeking to convert indebtedness into equity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Recent Accounting Developments

We reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of our operations.

Valuation of Intangible Assets

We review identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our intangible assets are currently solely the costs of obtaining trademarks and patents. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management's best estimate of the related risks and return at the time the impairment assessment is made.

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

Advertising

Advertising costs are expensed as incurred. There were no advertising expenses in the three and nine months ended September 30, 2012 and $0 and $1,100 in the three and nine months ended September 30, 2011, respectively.

Research and Development

Research and development costs are charged to operations as incurred. There were $4,800 in research and development in the three and nine months ended September 30, 2012, and no research and development expenses in the three and nine months ended September 30, 2011.

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

Receivables

Receivables are reported at the amount the Company expects to collect on balances outstanding at fiscal year-end. The Company has determined there will be no losses on balances outstanding at the nine months ended September 30, 2012.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	September 30,	December 31,
	2012	2011

Finished goods	$64,709	$94,331
Raw materials	69,707	3,274
Total	$134,416	$97,605

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

Patents and Intellectual Property

In June 2008, the Company completed and executed an agreement to secure exclusive ownership of the Company’s primary patent from an inventor, Marshall Ryan. Mr. Ryan received a combination of cash and warrants, and he will receive a 4% royalty on STREAMWAY FMS (the Product) sales for the life of the patent. At the signing of the agreement, Mr. Ryan received $75,000 in exchange for the exclusive assignment of the patent. In addition, on June 30, 2009, Mr. Ryan, through his Mid-State Stainless, Inc. entity, was entitled to receive $100,000 as payment (currently recorded as an account payable, less payments, with the Company) for past research and development activities. Should Mr. Ryan be utilized in the future for additional product development activities, he will be compensated at a rate of $95.00 per hour.

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

Subsequent Events

Other Restructuring. The Company continues an ongoing restructuring process negotiating with a significant number of creditors other than Dr. Herschkowitz and SOK to convert their indebtedness into common stock

The Company has evaluated all other subsequent events through the date of this filing. The Company does not believe there are any other subsequent events that require disclosure.

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

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to November 5, 2012, 99,060,672 shares of common stock have been issued between par value and $1.67. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

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

For grants of stock options and warrants in 2012 the Company used a 0.38% risk-free interest rate, 0% dividend rate, 54%, 59% and 66% volatility and estimated terms of 3, 5 and 10 years. Value computed using these assumptions ranged from $0.0120 to $0.1090, per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	1.67	92,776	1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	1.67	121,278	1.04

Issued	1,243,292	0.20	5,075,204	0.45
Expired			(11,971)	3.76

Outstanding at December 31, 2008	1,291,174	0.26	5,184,511	0.45

Issued	205,000	0.37	2,188,302	0.65

Outstanding at December 31, 2009	1,496,174	0.27	7,372,813	0.49

Issued	2,210,000	0.17	3,435,662	0.34
Expired	(207,956)	0.43	(8,979)	1.67
Exercised			(128,571)	0.46

Outstanding at December 31, 2010	3,498,218	0.19	10,670,925	0.44

Issued	2,483,334	0.01	18,222,243	0.14
Expired	(83,941)	0.73	(2,010,917)	0.48
Exercised	(100,000)	0.01

Outstanding at December 31, 2011	5,797,611	0.11	26,882,251	0.23

Issued			87,500	0.20
Expired	(382,716)	0.01	(648,597)	0.35
Exercised

Outstanding at March 31, 2012	5,414,895	0.12	26,321,154	0.21

Issued			2,601,285	0.15
Expired	(345,679)	0.01	(1,170,000)	0.62
Exercised	(412,963)	0.01
Outstanding at June 30, 2012	4,656,253	0.13	27,752,439	0.19

Issued	9,514,286	0.08	5,320,809	0.14
Expired	(700,000)	0.15	(1,292,858)	0.60
Exercised
Outstanding at September 30, 2012	13,470,539	$0.09	31,780,390	$0.17

(1)	Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008.

At September 30, 2012, 11,993,687 stock options are fully vested and currently exercisable with a weighted average exercise price of $0.09 and a weighted average remaining term of 7.39 years. All warrants are fully vested and exercisable. Stock-based compensation recognized for the nine months ending September 2012 and September 2011 was $663,770 and $265,393, respectively. The Company has $34,752 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over a weighted average period of approximately 2 years as of September 2012.

The following summarizes the status of options and warrants outstanding at September 30, 2012:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options:
$0.01	1,785,268	3.13
$0.07	214,286	9.94
$0.08	9,300,000	9.88
$0.15	1,360,000	2.46
$0.35	775,000	0.62
$0.50	30,000	0.12
$1.67	5,985	0.12
Total	13,470,539

Warrants:
$0.01	200,000	3.19
$0.02	71,826	1.70
$0.075	8,657,746	1.59
$0.10	3,128,572	1.58
$0.12	500,000	1.58
$0.13	631,429	1.64
$0.15	8,455,427	4.30
$0.16	500,000	1.52
$0.17	1,882,353	1.52
$0.18	200,000	1.36
$0.20	2,532,739	1.33
$0.25	1,375,000	1.99
$0.35	350,000	0.36
$0.46	2,685,748	0.60
$0.65	609,550	0.42
Total	31,780,390

Stock options and warrants expire on various dates from October 2012 to September 2022.

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

Stock, Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of September 30, 2012 by year of grant:

Stock Options:
Year	Shares	Price
2007	5,985	$1.67
2008	1,243,292	.01-.35
2009	105,000	.35-.50
2010	1,360,000	.15
2011	1,241,976	.075 - .25
2012	9,514,286	.07 – .08
Total	13,470,539	$.01-1.67

Warrants:
Year	Shares	Price
2006	35,913	$.02
2007	-	-
2008	1,628,771	.02-.46
2009	448,207	.13-.65
2010	3,435,662	.01-.65
2011	18,222,243	.075-.25
2012	8,009,594	.10-.20
Total	31,780,390	$.01-.65

NOTE 4 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from April 23, 2002 (Inception) to September 30,
	2012	2011	2012	2011	2012
Numerator:
Net loss available in basic and diluted calculation	$(2,855,713)	$(654,114)	$(5,704,855)	$(1,518,933)	$(17,573,810)

Denominator:
Weighted average common shares outstanding-basic	79,467,603	27,236,303	55,370,243	22,193,681	9,608,160

Effect of diluted stock options and warrants (1)		-		-

Weighted average common shares outstanding-diluted	79,467,603	27,236,303	55,370,243	22,193,681	9,608,160

Loss per common share-basic and diluted	$(0.04)	$(0.02)	$(0.10)	$(0.07)	$(1.83)

(1) The number of shares underlying options and warrants outstanding as of September 30, 2012 and September 30, 2011 are 45,250,929 and 31,298,440 respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

Federal and state income tax return operating loss carryovers as of September 30, 2012, were approximately $16,959,000 and will begin to expire in 2017.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011

Deferred Tax Asset:
Net Operating Loss	$3,957,000	$2,626,000
Other	28,000	49,000
Total Deferred Tax Asset	3,985,000	2,675,000
Less Valuation Allowance	3,985,000	2,675,000
Net Deferred Income Taxes	$—	$—

NOTE 6 – LONG-TERM DEBT

Long-term debt is as follows:

	September 30, 2012	December 31, 2011
Notes payable to two individuals, net of discounts of $0 and $1,341 with interest only payments at 12% to March 2012 when the remaining balance was payable. The notes are convertible into 285,715 shares of common stock in the Company at $.35 per share.	100,000	98,659
Note payable issued on October 26, 2009 to the parents of one the Company’s former directors. The note bears interest at 8%, matured on March 31, 2012 and is convertible into shares of common stock at $.35 per share.	100,000	100,000
Notes payable issued to two individuals in January, 2010. The notes bear interest at 8% and matured on March 31, 2012. The notes were converted into shares of common stock.	-	100,000
Note payable issued on June 12, 2010 to the parents of one of the Company's former directors, net of a discount of $0 and $14,931. The note bears interest at 12%, matured on March 31, 2012, and is convertible into common stock at $.18 per share.	200,000	185,069
Note payable issued on June 14, 2011 to an institutional investor. The note accrued interest at 8%, during the three months ended March 31, 2012. The note was converted into shares of common stock.	-	63,000
Note payable issued on July 12, 2011 to an institutional investor. The note bears interest at 8%, matured on April 16, 2012. The note was converted into shares of common stock.	-	37,500
Note payable issued on September 16, 2010 to an institutional investor. The note bears interest at 10%, matured on March 15, 2012 and is convertible into common stock at $.18 per share.	100,000	100,000
Note payable issued on December 23, 2010 to the parents of one of our former directors, net of a discount of $0 and $4,960. The note bears interest at 12%, matures December 23, 2012 and is convertible into common stock at $.084 per share.	16,800	11,840
Note payable issued December 31, 2010 to a law firm that accepted this note in full payment of their past due legal fees. The Note had interest at 6%. The note was converted into shares of common stock.	-	457,300
Note payable issued on September 21, 2010 to the parents of one of our former directors, net of a discount of $0 and $0. The note bears interest at 12%, matures December 23, 2012 and is convertible into shares of common stock at $.18 per share.	32,000	32,000
Notes payable issued in January 2011 to three individuals, net of a debt discount of $0 and $23,954. The notes bear interest at 10%, have a 24 month term and are convertible into common stock at $0.084 to $0.10 per share.	-	126,046
Note payable issued January 1, 2011 to a law firm that accepted this note in full payment of their past due legal fees. The Note bears interest at 6%, matures December 31, 2014 and is convertible into common stock at $.15 per share.	89,300	89,300
On November 18, 2011 the Company issued a convertible note with an institutional investor at 8% interest. The note was converted into shares of common stock.	-	50,000
Note payable issued in 2006, and then extended to March 31, 2012, to an investor for $.35 per share of common stock, the note bears interest at 10.25%.	10,000	10,000
Total	$648,100	$1,460,714
Less amount due within one year – (1)	558,800	830,561
Long-Term Debt	$89,300	$630,153

(1) The short-term notes have all matured except for the $16,800 that matures in December 2012. The Company is currently negotiating with the note holders.

Cash payments for interest were $0 for the nine months ended September 30, 2012 and $208 for the nine months ended September 30, 2011.

Principal payments on long term debt and related party debt required during the 12 month periods ended September 30:

2013	$1,516,082
2014	$0
2015	$89,300

NOTE 7 – RENT OBLIGATION

The Company leased its principal office under a non-cancelable lease that extended five years. In addition to rent, the Company paid real estate taxes and repairs and maintenance on the leased property. Rent expense was $39,593 in the nine months ended September 30, 2012 and $37,095 in the nine months ended September 30, 2011. The Company moved its headquarters on May 1, 2012. The rental management remains the same and the Company is operating on a month to month lease with no escalations.

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

The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5-year expected term, an expected volatility of 63%, an exercise price of $.46 per share, a stock price of $.35, a zero dividend rate and a 1.37% risk free interest rate. Subsequent to January 1, 2009 these warrants were re-valued at the end of each quarter and a gain or loss was recorded based upon their increase or decrease in value during the quarter. Likewise, new warrants that were issued during 2009 and 2010 were valued, using the Black-Scholes valuation model on their date of grant and an entry was made to reduce paid-in capital and increase the liability for equity-linked financial instruments. These warrants were also re-valued at the end of each quarter based upon their expected life, the stock price, the exercise price, assumed dividend rate, expected volatility and risk free interest rate. A significant reduction in the liability was realized in 2010 primarily due to a reduction from $.50 to $.22 per share in the underlying stock price. The Company realized a slight increase in the liability for existing warrants during the first quarter of 2012 primarily due to a reduction in the spread between the exercise price and the market price of the underlying shares, additionally; there was an increase in the liability due to the extension of some existing warrants. The Company realized a decrease in the liability for existing warrants in the third quarter of 2012 as many of the existing warrants expired and the spread of the remaining warrants between exercise and market price was more consistent.

The inputs to the Black-Scholes model during 2009, 2010, 2011 and 2012 were as follows:

Stock price	$ .08 to $.50
Exercise price	$ .01 to $.65
Expected life	2.0 to 6.5 years
Expected volatility	54% to 68%
Assumed dividend rate	- %
Risk-free interest rate	.13% to 2.97%

The original valuations, annual gain/ (loss) and end of year valuations are shown below:

	Initial Value	Annual Gain (Loss)	Value at 12/31/09	2010 Gain (Loss)	Value at 12/31/10	2011 Gain (Loss)	Value at 12/31/2011	2012 Gain (Loss)	Value at 9/30/2012
January 1, 2009 adoption	$479,910	$(390,368)	$870,278	$868,772	$1,506	$(88,290)	$89,796	$61,934	$27,862
Warrants issued in quarter ended 6/30/2009	169,854	20,847	149,007	147,403	1,604	(4,689)	6,293	6,293	-
Warrants issued in quarter ended 9/30/2009	39,743	(738)	40,481	40,419	62	(1,562)	1,624	1,618	6
Warrants issued in quarter ended 12/31/2009	12,698	617	12,081	12,053	28	(724)	752	556	196
Subtotal	702,205		1,071,847
Warrants issued in quarter ended 3/31/2010	25,553			25,014	539	(5,571)	6,109	3,209	2,900
Warrants issued in quarter ended 6/30/2010	31,332			30,740	592	(6,122)	6,714	3,247	3,467
Warrants issued in quarter ended 9/30/2010	31,506			20,891	10,615	(44,160)	54,775	1,420	53,355
Total	$790,596	$(369,642)	$1,071,847	$1,145,292	$14,946	$(151,118)	$166,063	$78,276	$87,787

NOTE 9– RELATED PARTY

The Company entered into agreements, in 2008, with our Chairman of the Board, Lawrence Gadbaw, and in 2009 with a board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Mr. Morawetz $30,000 upon the Company raising $3 million in new equity. Mr. Gadbaw received 277,778 shares at $.09 per share in June 2012 as compensation in lieu of the $25,000 cash for raising $3 million in new equity. Mr. Gadbaw was paid the balance due under his separation agreement from 2008. This amount was $46,000 upon signing the agreement in 2008 payable at $2,000 per month; the payments to Mr. Gadbaw are complete. Mr. Gadbaw is due $4,000 in accounts payable as of September 30, 2012 pertaining to his monthly fee as Chairman of the Board of Directors. Mr. Gadbaw also received a warrant for 30,000 shares at $.15 per share in June 30, 2012 as compensation for service as Chairman.

On March 28, 2012, the Company, entered into a Convertible Note Purchase Agreement, dated as of March 28, 2012 (the “SOK Purchase Agreement”) with SOK Partners, LLC (“SOK Partners”), an investment partnership. Josh Kornberg, who is a member of the Company’s Board of Directors, and Dr. Samuel Herschkowitz are affiliates of the manager of SOK Partners and Ricardo Koenigsberger, a director, is a holder of membership units of SOK Partners. Pursuant to the SOK Purchase Agreement, the Company issued a 20.0% convertible note due August 2012 in the principal amount of up to $600,000. Principal and accrued interest on the note is due and payable on August 28, 2012. The Company’s obligations under the note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The SOK Purchase Agreement and the note include customary events of default that include, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other indebtedness and bankruptcy and insolvency defaults. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the note, and interest rate of twenty-four (24%) percent per annum accrues if the note is not paid when due. The balances of the Samuel Herschkowitz and SOK Partners notes are $240,000 and $357,282, respectively, as of the month ended September 30, 2012. See “Part II Other Information; Item 5 Other Information”.

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

On March 28, 2012, the Company signed an Amended and Restated Note Purchase Agreement, dated as of December 20, 2011, with Dr. Samuel Herschkowitz (as amended, the “Herschkowitz Purchase Agreement”). Pursuant to the Herschkowitz Purchase Agreement, the Company issued a 20.0% convertible note due June 20, 2012 in the principal amount of $240,000 for previous advances under the note. The Company’s obligations under the note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The Company has previously issued to Dr. Herschkowitz an equity bonus consisting of 1,546,667 shares of common stock. An additional 7,500,000 shares were transferred to Dr. Herschkowitz effective in April 2012, upon the occurrence of an event of default on the note. On August 13, 2012, the Company entered into a settlement and forbearance agreement (the “Forbearance Agreement”) relating to the defaults under the note and other matters.

Under the Forbearance Agreement, among other things, (i) Dr. Herschkowitz agreed to forbear from asserting his rights as a secured creditor to substantially all of the Company’s assets, resulting from the Company’s defaults; (ii) the Company issued an aggregate 26.5 million shares of common stock to Dr. Herschkowitz and SOK and adjusted the conversion price of their convertible notes to $0.014 per share from $0.065 per share, to satisfy the Company’s obligations to adjust for dilution; (iii) Dr. Herschkowitz and SOK agreed to extend the maturity of their notes to December 31, 2012; (iv) the Company agreed to pay certain compensation to Dr. Herschkowitz upon the achievement of financial milestones and (v) Dr. Herschkowitz clarified and waived certain of his rights, including the right to interest at a penalty rate upon default. Based on the principal balance and accrued interest through September 30, 2012, as a result of the adjusted conversion price, the notes held by Dr. Herschkowitz and SOK in the aggregate were convertible into approximately 42.7 million shares of common stock. The terms and conditions of the Forbearance Agreement are described in the Company’s Form 10-Q report for the quarter ended June 30, 2012 under “Part II Other Information; Item 5 Other Information”.

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

On November 6, 2012, the Company issued and sold convertible promissory notes in the total principal amount of $156,243 to Dr. Herschkowitz and certain of his assignees.  The Company issued to these parties an aggregate 1,562,430 shares of common stock in consideration of placement of the notes. The notes bear interest at a rate of 20% per annum and are secured by a security interest in the Company’s accounts receivable, patents and certain patent rights and are convertible into common stock upon certain mergers or other fundamental transactions at a conversion price based on the trading price prior to the transaction. The proceeds from this transaction were used to pay off approximately $155,000 in principal amount of secured indebtedness.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Capital Plan

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

Since inception, we have been unprofitable. We incurred a net loss of approximately $4,500,000 for the fiscal year ended 2011 and a net loss of approximately $5,705,000 for the nine months ended September 30, 2012 compared to a loss of approximately $1,519,000 for the nine months ended September 30, 2011. As of September 30, 2012 we had an accumulated deficit of approximately $17,574,000. As a company in the early stage of development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

We had focused on finalizing our production processes and obtaining final FDA clearance to sell our product to the medical facilities market.  We obtained FDA final clearance on April 1, 2009.  We intend to sell the FMS through experienced, independent medical distributors and manufacturer’s representatives, who we believe will enhance acceptability of the FMS in the market.  We have signed agreements with independent sales representatives and we continue to recruit more independent sales representatives and installation companies to meet our potential future needs.  We achieved our first billable shipment in June 2009 and sold five STREAMWAY units in 2011.  We have placed five additional units through October 2012 for a total of ten units in the marketplace. It is too early to know with a high degree of confidence how quickly, and in what amounts, new orders will develop.

As of September 30, 2012, we have funded our operations through a variety of debt and equity investments. We received a bank loan of $41,400, an equity investment of $68,000 from the Wisconsin Rural Enterprise Fund (“WREF”) and $30,000 in early equity investment from several individuals.  WREF had also previously held debt in the form of three loans of $18,000, $12,500 and $25,000.  In December 2006, WREF converted two of the loans totaling $37,500 into 43,000 shares of our common stock.  In August 2006, we secured a $10,000 convertible loan from one of our vendors.  In February 2007, we obtained $4,000 in officer and director loans and in March 2007, we arranged a $100,000 convertible note from two private investors.  In July 2007, we obtained a convertible bridge loan of $170,000.  In June 2008, we paid off the remaining $18,000 loan from WREF and raised approximately $1.6 million through our October 2008 financing.  The $170,000 convertible bridge loan and the $4,000 in officer and director loans were converted into shares of our common stock in October 2009.  During 2009, we raised an additional $725,000 in a private placement of stock units and/or convertible debt, with each stock or debt unit consisting of, or converting into, respectively, one share of our common stock, and a warrant to purchase one share of our common stock at $.65 per share.

In 2010, we raised approximately $605,000 from the issuance of convertible debt and approximately $220,000 from the sale of units of stock and warrants.  The conversion price on the debt and the unit price of the stock and warrants ranged from $.10 to $.65 per share. In 2011 we funded our operations through private investors, largely consisting of convertible debt and notes, equaling $525,500, and by $1,386,000 from the issuance of common stock. This amount includes loans totaling $240,000 from Dr. Samuel Herschkowitz. In March 28, 2012, we issued a 20.0% convertible note due June 20, 2012 in the principal amount of $240,000 for previous advances. Effective August 15, 2012, the Company entered into a settlement and forbearance agreement with Dr. Herschkowitz and SOK Partners, a related party, in connection with defaults under a Company note held by Dr. Herschkowitz and other matters.

In 2012, we have received advances on a convertible promissory note from SOK Partners, LLC, an investment fund affiliated with Dr. Herschkowitz and Joshua Kornberg, our President and Chief Executive Officer and a member of our Board of Directors, with a commitment from SOK Partners to make advances up to an aggregate amount of $600,000. Advances have totaled approximately $357,000 through September 30, 2012.

As of September 30, 2012, we have $740,000 in principal and accrued interest on debts that are past due and/or in default. We are attempting to persuade the holders of a portion of debt to convert it into common stock or to negotiate a restructuring of such debt. The holders of debt representing $418,500 in principal and accrued interest have threatened legal action against the company. If the Company cannot repay or restructure the indebtedness and if such holders commence legal action, the Company may be subject to litigation expense and possible judgments against the Company, and the holders could assert various remedies including forcing the Company into involuntary bankruptcy proceedings.

In June 2012, the Company commenced a private placement of stock units and warrants, each share of stock purchased at $.07 per share and each accompanying warrant to purchase a share of stock at $.15 per share. As of September 30, 2012 the Company had raised $433,444 in the private placement. Our cash balance was approximately $102,000 as of September 30, 2012.

Our current operating expenses are approximately $125,000 per month. We have received advances on a convertible promissory note from an investment fund affiliated with one of our directors in the amount of $357,000; this allows the Company to receive another $242,700 up to an aggregate amount of $600,000. We also continue to complete our private sales of stock units and warrants that has provided an additional $135,000 in funds since the end of the quarter. In addition, in November 2012, the Company issued and sold convertible promissory notes in the total principal amount of $156,243 to affiliated parties. See Note 9 to the Condensed Financial Statements. The proceeds from this financing were used to pay off approximately $155,000 in principal amount of secured indebtedness. This funding will enable the Company to operate through the end of the 2012 fiscal year.

We expect STREAMWAY FMS sales to increase in the next two quarters resulting from functional improvements to our product that addresses our customers’ requirements. We have realized cost reductions for our product and disposables due to manufacturing efficiencies and supply chain development. Accordingly, our disposable sales will increase exponentially with the additional placement of our units. We still need to raise an aggregate of $2 million dollars from future financing in order to have sufficient financial resources to fund our operations for the next twelve months because of our cash flow deficit.

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

Stock-Based Compensation.   On August 13, 2012, board adopted the 2012 Stock Incentive Plan (the “Plan”) and the Plan became effective. The shareholders of the Company approved the plan in September 2012. The Plan is intended to replace the 2008 Equity Incentive Plan (the “2008 Plan”). Currently, options to purchase 4,263,042 shares of Common Stock are outstanding under the 2008 Plan. Under the Plan, the compensation committee may grant incentives to employees (including officers) of the Company or its subsidiaries, members of the board, and consultants or other independent contractors who provide services to the Company or its subsidiaries, in the following forms: (a) non-statutory stock options and incentive stock options; (b) stock appreciation rights (“SARs”); (c) stock awards; (d) restricted stock; (e) restricted stock units (“RSUs”); and (f) performance awards. Subject to adjustment, the number of shares of common stock which may be issued under the Plan shall not exceed 20,000,000 shares. In addition, any shares available in the reserve of the 2008 Plan, 4,263,042 shares, were added to the Plan share reserve and became available for issuance under the Plan. If an incentive granted under the Plan or under the 2008 Plan expires or is terminated or canceled unexercised as to any shares of common stock or forfeited or reacquired by the Company pursuant to rights reserved upon issuance thereof, such forfeited and reacquired shares may again be issued under the Plan pursuant to another incentive.

Valuation of Intangible Assets.    We review identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our intangible assets are currently solely the costs of obtaining trademarks and patents.  Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management's best estimate of the related risks and return at the time the impairment assessment is made.

Recent Accounting Developments

See Note 1 - “Summary of Significant Accounting Policies” to the Condensed Financial Statements of this Quarterly Report on Form 10-Q for a discussion of recent accounting developments.

Results of Operations

Three months and nine months ended September 30, 2012 and 2011

Revenue. The Company recorded $99,210 of revenue in the nine months ended September 30, 2012 and $22,638 in revenue in the nine months ended September 30, 2011. The Company recorded $51,615 of revenue in the three months ended September 30, 2012 and $20,638 in revenue in the three months ended September 30, 2011.The revenue in the first through third quarters of 2012 was predominantly for disposable supplies purchased by customers that acquired the STREAMWAY FMS units in 2011. The Company has installed STREAMWAY units in hospitals for evaluation purposes and, in one case, for production purposes. In November, the Company has sold two additional STREAMWAY units and has seen revenue for disposables increase. As the STREAMWAY units are achieving success we expect revenue to increase significantly at such time as the hospitals approve the use of the unit for their application and place orders for billable units.

Cost of sales. Cost of sales in the nine months ended September 30, 2012 was $85,478 and $12,981 in the nine months ended September 30, 2011. Cost of sales in the three months ended September 30, 2012 was $69,962 and $11,161 in the three months ended September 30, 2011. As revenues increase, gross margins will depend on various factors including manufacturing costs and volume purchasing discounts on both the equipment and the cleaning solution. Over the next several quarters, increases in revenues are expected to lag increases in related costs related to increasing manufacturing and sales capabilities, as customers complete their evaluations and place orders for billable units and the revenues are collected. In general, over the next several quarters, gross margins are expected to be volatile as revenues increase. The gross profit margin for the three months ended September 30, 2012 is a loss due to timing difference.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses increased by $4,020,000 from the nine months ended September 30, 2012 compared to September 30, 2011. General and Administrative (G&A) expenses increased by $2,089,000 from the three months ended September 30, 2012 compared to September 30, 2011.The increase in the nine month period was due to a $3,553,000 expense for investor stock compensation and 466,000 for stock based compensation, methods of remuneration to an investor in lieu of cash by issuing stock and/or warrants in an amount equal to the expense that was recorded in the nine months ended September 30, 2012 compared to $0 and $107,000 in the nine months ended September 30, 2011. Professional fees, legal and accounting, increased by $292,187 from the nine months ended September 30, 2012 compared to September 30, 2011. The professional fees were high in part as legal costs increased as a result of negotiation of restructuring and other agreements. The increase in the three month period was due to a $1,813,000 expense for investor stock compensation and $314,000 in stock based compensation recorded in the three months ended September 30, 2012 compared to $0 and 84,000 in the three months ended September 30, 2011. Total G&A expenses are expected to increase as we ramp up for increased sales and manufacturing including but not limited to investor relations expenses, administrative salaries as well as continued audit and legal fees.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased by $116,540 in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Operations expense increased by $165,361 in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in expense in the first through third quarters is primarily due to $102,000 in consulting expenses for the Acting COO and design engineer. This was offset due to a reduction in manufacturing supplies. The Acting COO was appointed as COO effective July 1, 2012 and the design engineer was hired as a full time permanent employee effective September 1, 2012. Accordingly, the increase for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was for salaries. Additionally, there was an increase in stock based compensation for $141,000 in the nine months ended September 30, 2012 and for $135,000 in the three months ended September 30, 2012. Operations expense in the next several quarters is expected to increase significantly as the Company expects to increase shipments of the STREAMWAY unit as customers complete their evaluations and place orders for billable units. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses decreased by $74,675 in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Sales and marketing expenses decreased by $47,481 in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Salaries decreased by $35,926, as the new VP of Sales did not begin employment until the end of April 2012. Additionally, earlier in the year the Director of Sales had taken a salary reduction. There was a decrease in stock based compensation by $21,455 in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2012. The three months ended in September 30, 2012 was also affected by $15,746 in salary reduction.

Interest expense. Interest expense decreased by $7,656 in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Interest expense decreased by $37,330 in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Interest expense has lowered as debt has been reduced through the Company restructure.

The (Gain)/Loss on revaluation of equity-linked financial instruments reflected a gain of $78,275 in the nine months ended September 30, 2012 compared to a gain of $213,921 in the nine months ended September 30, 2011. The (Gain)/Loss on revaluation of equity-linked financial instruments reflected a gain of $18,678 in the three months ended September 30, 2012 compared to $23,006 for the three months ended September 30, 2011. The reduction in gain in the current periods resulted from a narrowing of the spread between the exercise price on warrants and convertible notes and the relatively stable, but low, market price of the underlying stock in recent months.

Liquidity and Capital Resources

Capital Structure and Plan of Financing

We had a cash balance of $102,136 as of September 30, 2012 and $77,728 as of September 30, 2011. Since our inception, we have incurred significant losses. As of September 30, 2012 we had an accumulated deficit of approximately $17,573,000. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations expense, including product development expense, sales and marketing and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

There is no certainty that access to needed capital will be successful. We have not depended on the future exercise of outstanding warrants to provide additional funding.

To date, our operations have been funded through a bank loan and private convertible debt of approximately $2,208,000 and equity investments totaling approximately $4,360,000. As of September 30, 2012, we had accounts payable of $723,350 and accrued liabilities of $616,136.

The Company continues an ongoing restructuring process, including raising capital and negotiating with a significant number of creditors other than Dr. Herschkowitz and SOK to convert their indebtedness into common stock. See “Overview and Capital Plan” above.

Cash Flows

Net cash used in operating activities was $780,709 for September 2012 compared with net cash used of $1,185,888 for September 2011. The $405,179 decrease in cash used in operating activities was largely due to a higher net loss as a result of settlements with note holders and former employees increasing investor and employee stock compensation expenses (though non-cash items these transactions indicate the most material affect to the cash flow statement).

Cash flows used in investing activities was zero for both September 2012 and September 2011. There have been no investing activities since we invested in new furniture and patents in 2008.  We will likely increase our cash used in investing activities in the next several quarters as we prepare to support the expected growth in sales.

Net Cash provided by financing activities was $759,860 for September 2012 compared to net cash provided of $1,254,233 for September 2011. The decrease through September 2012 was mostly due to a reduced issuance of common stock. We expect to show additional cash provided by financing activities in the next few quarters provided we are successful in raising capital. See “Overview and Capital Plan” above.

Inflation

We do not believe that inflation has had a material impact on our business and operating results during the periods presented.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a) (4) of Regulation S-K.

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

All statements, other than statements of historical facts, included in this report regarding the Company’s growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. The Company does not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, the Company cannot assure potential investors that these plans, intentions or expectations will be achieved. The Company discloses important factors that could cause the Company’s actual results to differ materially from its expectations in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2011, as amended and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covering this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In January 2012, Ms. Kirsten Doerfert, the former Vice President, Sales and Marketing of the Company, brought an action against the Company in the District Court for Dakota County, Minnesota. The action relates to the Company’s termination of Ms. Doerfert in February 2010. Plaintiff alleges breach of her employment contract and defamation. The action seeks compensation due arising from the alleged breach, attorneys fees and related costs, and injunctive relief regarding future statements by the Company. In February 2012, the Company filed its answer, requesting that the court dismiss plaintiff’s complaint and deny all relief requested in plaintiff’s complaint. The Company has agreed to mediation to resolve this matter.

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

In August 2012, the Company issued 143,000 shares of common stock at $.07 per share and a warrant to purchase 143,000 shares of common stock at $.15 per share to an investor in return for his $10,010 investment in the Company.

In August 2012, the Company issued 100,000 shares of common stock at $.07 per share and a warrant to purchase 100,000 shares of common stock at $.15 per share to an investor in return for his $7,000 investment in the Company.

In August 2012, the Company issued 85,000 shares of common stock at $.07 per share and a warrant to purchase 85,000 shares of common stock at $.15 per share to an investor in return for his $5,950 investment in the Company.

In August 2012, the Company issued 100,000 shares of common stock at $.07 per share and a warrant to purchase 100,000 shares of common stock at $.15 per share to an investor in return for his $7,000 investment in the Company.

In August 2012, the Company issued 13,250,000 shares of stock to Dr. Sam Herschkowitz and 13,250,000 shares of stock to SOK Partners, per a settlement and forbearance agreement.

In August 2012, the Company issued 357,143 shares of common stock at $.07 per share and a warrant to purchase 357,143 shares of common stock at $.15 per share to an investor in return for his $25,000 investment in the Company.

In August 2012, the Company issued 357,143 shares of common stock at $.07 per share and a warrant to purchase 357,143 shares of common stock at $.15 per share to an investor in return for his $25,000 investment in the Company.

In August 2012, the Company issued 143,000 shares of common stock at $.07 per share and a warrant to purchase 143,000 shares of common stock at $.15 per share to an investor in return for his $10,010 investment in the Company.

In August 2012, the Company issued 72,000 shares of common stock at $.07 per share and a warrant to purchase 72,000 shares of common stock at $.15 per share to an investor in return for his $5,040 investment in the Company.

In August 2012, the Company issued 1,166,667 shares of common stock at $.15 per share as part of a settlement with our former COO.

In August 2012, the Company issued 1,071,429 shares of common stock at $.07 per share and a warrant to purchase 1,071,429 shares of common stock at $.15 per share to an investor for his $75,000 investment in the Company.

In August 2012, the Company issued 123,094 shares of common stock at $.07 per share and a warrant to purchase 123,094 shares of common stock at $.15 per share to an investor for his $8,616.58 investment in the Company.

In August 2012, the Company issued 143,000 shares of common stock at $.07 per share and a warrant to purchase 143,000 shares of common stock at $.15 per share to an investor in return for his $10,010 investment in the Company.

In August 2012, the Company issued 357,143 shares of common stock at $.07 per share and a warrant to purchase 357,143 shares of common stock at $.15 per share to an investor in return for his $25,000 investment in the Company.

In August 2012, the Company issued 143,000 shares of common stock at $.07 per share and a warrant to purchase 143,000 shares of common stock at $.15 per share to an investor in return for his $10,010 investment in the Company.

In August 2012, the Company issued 140,000 shares of common stock at $.07 per share and a warrant to purchase 140,000 shares of common stock at $.15 per share to an investor for his $9,800 investment in the Company.

In August 2012, the Company issued 143,000 shares of common stock at $.07 per share and a warrant to purchase 143,000 shares of common stock at $.15 per share to an investor in return for his $10,010 investment in the Company.

In August 2012, the Company issued 142,857 shares of common stock at $.07 per share and a warrant to purchase 142,857 shares of common stock at $.15 per share to an investor for his $10,000 investment in the Company.

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

ITEM 3. Defaults Upon Senior Securities

As of November 13, 2012, we have $740,000 in principal and accrued interest on debts that are past due and in default. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Overview and Capital Plan.”

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIODRAIN MEDICAL, INC.

Date: November 15, 2012	By:	/s/ Joshua Kornberg
Joshua Kornberg
Chief Executive Officer/President

Date: November 15, 2012	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

BIODRAIN MEDICAL, INC.

Form 10-Q

The quarterly period ended September 30, 2012

Exhibit No.	Description

10.33	BioDrain Medical, Inc. 2012 Stock Incentive Plan, adopted on August 13, 2012 (1)

10.34	Form of Non-Qualified Stock Option Agreement under the 2012 Stock Incentive Plan (2)

10.35	Employment Agreement with Josh Kornberg dated August 13, 2012 (2)

10.36	Non-Qualified Stock Option Agreement with Josh Kornberg dated August 13, 2012 (2)

10.37	Employment Agreement with Robert Myers dated August 11, 2012 (2)

10.38	Employment Agreement with David Johnson dated August 13, 2012 (2)

10.39	Separation Agreement with Chad A. Ruwe dated August 21, 2012 (2)

10.40	Separation Agreement with Kevin Davidson effective October 11, 2012 (2)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

* Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1) Filed on September 4, 2012 as Appendix A to our definitive Proxy Statement for the 2012 Annual Meeting and incorporated herein by reference.

(2) Filed on November 2, 2012 as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-179145) and incorporated herein by reference.

