Form 10-K/A
period 2011-12-31
BioDrain Medical, Inc.
filed 2012-12-14
CIK 1446159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, no market price existed for the voting and non-voting common equity held by non-affiliates of the registrant. There were 103,052,673 shares of the registrant’s common stock outstanding as of December 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On April 16, 2012, we filed our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). This Amendment No. 3 (this “Amendment”) on Form 10-K/A, which amends and restates Item 9A (Controls and Procedures) is being filed to provide revised disclosure in that Item. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and principal financial and accounting officer, filed as an exhibit hereto.

INDEX TO FORM 10-K/A

		Page Number
	PART II
Item 9A	Controls and Procedures	5
	PART IV
Item 15	Exhibits and Financial Statement Schedules	8
	SIGNATURES

 PART II

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011 as a result of the material weakness in the accounting and disclosure for stock options and warrants as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control structure over financial reporting as of December 31, 2011:

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

Item 15. Exhibits and Financial Statement Schedules

Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODRAIN MEDICAL, INC.

Date: December 14, 2012	By:	/s/ Joshua Kornberg
Joshua Kornberg President and Chief Executive Officer

EXHIBIT INDEX

BIODRAIN MEDICAL, INC.

FORM 10-K/A

Exhibit Number	Description
3.1	Articles of Incorporation, as amended

3.2	Bylaws, as amended (7)

10.1	Employment Agreement between the Registrant and Kevin R. Davidson, dated October 4, 2006 (1)**

10.2	Confidential Separation Agreement and Release between the registrant and Lawrence W. Gadbaw, dated August 13, 2008 (1)**

10.3	Stock Option Agreement between the registrant and Kevin R. Davidson, dated June 5, 2008 (1)**

10.4	Director Stock Option Agreement between the registrant and Thomas McGoldrick, dated August 22, 2006 (1)**

10.5	Director Stock Option Agreement between the registrant and Andrew P. Reding, dated November 11, 2006 (1)**

10.6	Consulting Agreement between the registrant and Marshall C. Ryan and Mid-State Stainless, Inc., dated June 2008 (1)

10.7	Patent Assignment by Marshall C. Ryan in favor of the registrant, dated June 18, 2008 (1)

10.8	Convertible Debenture between the registrant and Kevin R. Davidson, dated February 2, 2007 (1)

10.9	Convertible Debenture between the registrant and Peter L. Morawetz, dated February 2, 2007 (1)

10.10	Convertible Debenture between the registrant and Andrew P. Reding, dated February 2, 2007 (1)

10.11	Convertible Debenture between the registrant and Thomas McGoldrick, dated January 30, 2007 (1)

10.12	Convertible Debenture between the registrant and Andcor Companies, Inc., dated September 29, 2006 (1)

10.13	Convertible Debenture between the registrant and Carl Moore, dated March 1, 2007 (1)

10.14	Convertible Debenture between the registrant and Roy Moore, dated March 1, 2007 (1)

10.15	Form of Subscription Agreement (1)

10.16	Form of Registration Rights Agreement (1)

10.17	Form of Escrow Agreement (1)

10.18	Form of Warrant (1)

10.19	2008 Equity Incentive Plan (1)**

10.20	Office Lease Agreement between the registrant and Roseville Properties Management Company, as agent for Lexington Business Park, LLC (1)

10.21	Employment Agreement between the registrant and David Dauwalter, dated August 11, 2008 (2)**

10.22	Amendment No. 1 to Employment Agreement between the registrant and David Dauwalter, dated September 11, 2008 (2)**

10.23	Consulting Agreement by and between the registrant and Andcor Companies, Inc., dated September 15, 2008 (2)

10.25	Independent Contractor Agreement between Belimed, Inc. and the registrant, dated February 2, 2009 (3)

10.26	Supply Agreement between Oculus Innovative Sciences, Inc., and the registrant, dated February 20, 2009 (4)

10.27	Agreement between the registrant and Peter Morawetz, dated May 15, 2009 (5)

10.28	Amendment No. 1 to BioDrain Medical, Inc. 2008 Equity Incentive Plan (6)**

10.29	Convertible Note Purchase Agreement between the Company and SOK Partners, LLC dated March 28, 2012, including the form of Convertible Promissory Grid Note (8)

10.30	Amended and Restated Note Purchase Agreement between the Company and Dr. Samuel Herschkowitz dated as of December 20, 2011, including the form of Convertible Promissory Note (issued in the amount of $240,000) (8)

14.1***	Code of ethics

23.1	Consent of Independent Registered Public Accounting Firm (9)

31.1*	Certification of principal executive officer required by Rule 13a-14(a)

31.2*	Certification of principal financial officer required by Rule 13a-14(a)

32.1*	Section 1350 Certification

*Filed herewith.

**Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

*** Previously filed with Form 10-K filed on April 16, 2012.

(1)	Filed on November 12, 2008 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(2)	Filed on January 12, 2009 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1and incorporated herein by reference.

(3)	Filed on April 6, 2009 as an exhibit to our Amendment No. 3 to our Registration Statement on Form S-1and incorporated herein by reference.

(4)	Filed on July 1, 2009 as an exhibit to our Amendment No. 5 to our Registration Statement on Form S-1and incorporated herein by reference.

(5)	Filed on August 12, 2009 as an exhibit to Amendment No. 7 to our Registration Statement on Form S-1and incorporated herein by reference.

(6)	Filed on June 15, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on November 23, 2011 as an exhibit to Amendment No. 1 to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(8)	Filed on April 3, 2012 as an exhibit to our Current report on Form 8-K and incorporated herein by reference.
(9)	Filed April 16, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed May 2, 2012 as an exhibit to our Annual Report on Form 10-K/A and incorporated herein by reference.