Form 10-K/A
period 2011-12-31
BioDrain Medical, Inc.
filed 2013-01-22
CIK 1446159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 4)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2011, no market price existed for the voting and non-voting common equity held by non-affiliates of the registrant. There were 104,610,194 shares of the registrant’s common stock outstanding as of January 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On May 2, 2012, September 4, 2012, and December 14, 2012, BioDrain Medical, Inc. (the “Company”) filed 10-K/A amendments 1, 2 and 3, respectively. On those filings the following was inadvertently checked “yes” instead of no: “Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. This amendment,4, is to correct those errors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODRAIN MEDICAL, INC.

Date: January 21, 2013	By:	/s/ Joshua Kornberg
Joshua Kornberg
President and Chief Executive Officer