Form 10-K/A
period 2012-12-31
BioDrain Medical, Inc.
filed 2013-04-08
CIK 1446159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the price per share of the voting and non-voting common equity held by non-affiliates of the registrant was $.065 per share as reported by the OTCQB Bulletin Board. There were 45,406,505 non-affiliated shares of the registrant’s common stock outstanding as of June 30, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 22, 2013, we filed our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

This Form 10-K/A amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services). In addition, the cover page has been revised to reflect disclosures of delinquent filers pursuant to Item 405 of Regulation S-K. All other items as presented in the Original Filing are unchanged, except that Item 15 (Exhibits) is amended and restated to reflect certain changes to exhibit references. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and principal financial and accounting officer, filed as an exhibit hereto.

INDEX TO FORM 10-K/A

		Page Number

PART III
Item 10	Directors, Executive Officers and Corporate Governance	1
Item 11	Executive Compensation	4
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	11
Item 13	Certain Relationships and Related Transactions, and Director Independence	14
Item 14	Principal Accountant Fees and Services	16
Item 15	Exhibits	16
	SIGNATURES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table identifies our current executive officers and directors:

Name	Age (1)	Position Held

Lawrence W. Gadbaw (3)	75	Chairman of the Board of Directors

Joshua Kornberg	39	President, Chief Executive Officer, and Director

David O. Johnson	60	Chief Operating Officer

Bob Myers	58	Chief Financial Officer

Thomas J. McGoldrick (2)	71	Director

Peter L. Morawetz (2)	85	Director

Andrew P. Reding (3)	43	Director

Ricardo Koenigsberger (3)	46	Director

(1)	As of the date of this Report.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.

We have not set a term of office for our directors and each director will serve until their successors are elected and have duly qualified.

There are no family relationships among our directors and executive officers. Our executive officers are appointed by our Board of Directors and serve at the board’s discretion. Except as described above with respect to Messrs. Kornberg and Koenigsberger, there is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

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

Josh Kornberg, President, Chief Executive Officer and Director. Effective July 22, 2012, Joshua Kornberg was appointed by the Board of Directors of BioDrain Medical, Inc. (the “Company”) as the Chief Executive Officer and President of the Company. Mr. Kornberg was elected Interim President, Chief Executive Officer and Chief Financial Officer by the Board on April 23, 2012.   Mr. Kornberg was appointed to the Board on March 9, 2012 at the direction of Dr. Samuel Herschkowitz, pursuant to the terms of the note purchase agreement executed with Dr. Herschkowitz in December 2011. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.” Mr. Kornberg is President and founding partner of APA, a private equity fund based in New York. Prior to founding APA, Mr. Kornberg served as Chief Investment Officer of The Lightstone Group, a national private equity firm and Director of the Lightstone Value Plus REIT, a public company focused on commercial real estate. Mr. Kornberg worked in the capital markets group at Morgan Stanley, and also served as Vice President at The RREEF Funds, one of the leading global pension fund advisors.

David O. Johnson, Chief Operating Officer. Effective July 1, 2012, David O. Johnson was appointed as the Chief Operating Officer of BioDrain Medical, Inc. (the “Company”). Mr. Johnson was previously the Acting Chief Operating Officer for the Company since December 2011 and had been a consultant to medical device companies since October 2010. Mr. Johnson has over 30 years’ experience in executive, operations and management positions in rapid growth medical device organizations, directing growth domestically and internationally with products ranging from consumer based disposable commodity items to Class III implantable devices. His experience includes executive management, training, product development, business development, regulatory and quality assurance, operations, supplier development and technology acquisitions. From August 2007 to September 2010 Mr. Johnson was President and CEO of Spring Forest Qigong, an alternative healthcare organization. Prior to August 2007 he had been a co-founder and Vice President of Operations at Epitek, Inc. since January 2005, and prior to that time he was a co-founder and President of Timm Medical Technologies. He also held positions including Vice President-Operations/Technology at UroHealth/Imagyn, Vice-President Operations at Dacomed Corporation and various technical, operations and training positions at American Medical Systems and Pfizer Corporation. He also holds a number of patents in the medical device field and the exercise fitness industry.

Bob Myers, Chief Financial Officer. Effective July 1, 2012 Bob Myers was appointed as the Chief Financial Officer of the Company. Mr. Myers was the Acting Chief Financial Officer and Corporate Secretary for the Company since December 2011. He has over 30 years’ experience in multiple industries focusing on medical device, service and manufacturing and for the ten years prior to being appointed as our CFO, he was a financial contractor represented by various contracting firms in the Minneapolis area. He has spent much of his career as a Chief Financial Officer and/or Controller. Mr. Myers was a contract CFO at Disetronic Medical, contract Corporate Controller for Diametric Medical Devices and contract CFO for Cannon Equipment. Previously he held executive positions with American Express, Capitol Distributors, and International Creative Management and was a public accountant with the international firm of Laventhol & Horwath. Mr. Myers has an MBA in Finance from Adelphi University and a BBA in Public Accounting from Hofstra University.

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

Ricardo Koenigsberger, Director. Mr. Kornberg was appointed to the Board on June 25, 2012 at the direction of Dr. Samuel Herschkowitz, pursuant to the terms of the note purchase agreement executed with Dr. Herschkowitz in December 2011. Mr. Koenigsberger is currently a managing partner of ROCA Management, a private investment fund focused on the REIT industry. In addition, he also serves as CEO of Realty Finance Corporation, a publicly held company. Previously, Mr. Koenigsberger was a partner of Apollo Real Estate, a large private equity firm, where he was responsible for new investments and investment management. At Apollo, he oversaw the investment of over $1+ billion in equity. Mr. Koenigsberger graduated summa cum laude from the Wharton School of the University of Pennsylvania. We believe Mr. Koenigsberger’s extensive experience in corporate finance and management qualifies him to serve on the Board.

CODE OF ETHICS

On November 14, 2008, the Board adopted the Code of Ethics of BioDrain Medical, Inc. that applies to all officers, directors and employees of the Company. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business. The Code of Ethics is available in print to any stockholder requesting a copy in writing from our Corporate Secretary at our executive office set forth on the cover page of this form 10-K/A

AUDIT COMMITTEE

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

Our Audit Committee currently consists of Mr. Gadbaw, as the chairperson, and Mr. Reding. The Board of Directors has appointed Mr. Koenigsberger to the Audit Committee effective April 1, 2013. Each Audit Committee member is a non-employee director of our Board. The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all current members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Audit Committee met four times in fiscal 2012.

Audit Committee Financial Expert

As noted above, Mr. Gadbaw and Mr. Reding are independent within the meaning of Nasdaq’s listing standards. The Board of Directors has appointed Mr. Koenigsberger to the Audit Committee effective April 1, 2013. Mr. Koenigsberger has a strong financial background specializing in investment banking and management, which qualifies him as an audit committee financial expert. He is independent within the meaning of Nasdaq’s listing standards.

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

Based solely on review of the copies of the Forms 3, 4 and 5 (and amendments thereto) that we received with respect to transactions during the fiscal year ended December 31, 2012, we believe that the Company’s officers, directors and greater-than-ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements, except for the following filings during 2012 that were late: Forms 3 for Joshua Kornberg, Jeffrey Galitz, David Johnson, Bob Myers and Philip Posa, Jr.; one Form 4 (one transaction each) for each of Caron Partners LP and Chad Ruwe; and three Forms 4 (one transaction each) reporting note conversions for Mr. Kornberg, Dr. Samuel Herschkowitz and SOK Partners.

DIRECTOR NOMINATIONS

The Company does not have a Governance/Nominating Committee. The entire Board of Directors considers and evaluates all director nominees. The Board of Directors will consider director candidates recommended by stockholders. The Board does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. To nominate a director, stockholders must submit such nomination in writing to our Secretary at 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121.

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

Item 11. Executive Compensation

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2012 and December 31, 2011 by each of the named executive officers:

Summary Compensation Table for Fiscal 2011 and 2012

Name and Principal Position	Year	(6) Salary	Bonus	Stock Awards	(2) Option Awards	(7) All Other Compensation	Total Compensation

Joshua Kornberg, CEO, President (3)	2012	$45,000	$360,000	$45,000	$345,044	$112,162	$907,206

	2011	$-	$-	$-	$-	$-	$-

David O. Johnson, COO (4)	2012	$35,625	$150,000	$-	$40,255	$65,725	$292,605

	2011	$-	$-	$-	$-	$-	$-

Bob Myers, CFO (5)	2012	$30,933	$125,000	$-	$40,255	$15,000	$211,188

	2011	$-	$-	$-	$-	$-	$-

Kevin Davidson, Former CEO, President, CFO (1)	2012	$31,875	$-	$-	$13,356	$-	$45,231

	2011	$177,083	$-	$-	$96,885	$-	$273,968

(1) Mr. Davidson served as our President and Chief Executive Officer from 2006 through April 22, 2012 and our Chief Financial Officer from January 2009 through April 22, 2012. Mr. Davidson's salary in 2012 reflects the salary earned until leaving the Company on April 22, 2012, inclusively. Mr. Davidson's fiscal 2012 Option Awards were in the form of warrants to purchase common stock, par value $0.01, at $.010 per share.

(2) Represents the actual compensation cost recognized during 2012 and 2011 as determined pursuant to FASB ASC 718 - Stock Compensation utilizing the assumptions discussed in Note 3, "Stock Options and Warrants," in the notes to the financial statements included in the Form 10-K filed on March 22, 2012.

(3) Mr. Kornberg became a consultant on March 13, 2012, Interim CEO on April 24, 2012 and CEO on July 1, 2012. The bonus awarded by the Board is all in cash payable during fiscal 2013.

(4) Mr. Johnson was a contract employee from January 1, 2012 to June 30, 2012 and became COO on July 1, 2012 The bonus awarded by the Board is fifty percent in cash (payable during fiscal 2013) and fifty percent in options to purchase common stock, par value $0.01, at $0.079 per share half vesting in six months and half vesting in twelve months.

(5) Mr. Myers's was a contract employee from January 1, 2012 to June 30, 2012 and became CFO on July 1, 2012. The bonus awarded by the Board is fifty percent in cash (payable during fiscal 2013) and fifty percent in options to purchase common stock, par value $0.01, at $0.079 per share half vesting in six months and half vesting in twelve months.

(6) Salaries shown, where applicable are net of the 401(k) retirement plan put in place during 2012.

(7) All Other Compensation in 2012 consisted of consulting income for Messrs. Kornberg, Johnson and Myers prior to becoming an executive officer.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2012

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2012:

	Option Awards
	Grant Date	Number of Securities Underlying Options Exercisable		Number of Securities Underlying Options Unexercisable	Option Exercise Price	Option Expiration Date
Joshua Kornberg (2)
	8/13/2012	6,000,000			$0.08	8/13/2022
	3/14/2013	14,400,000	(3)		$0.075	3/14/2023

David O. Johnson	8/13/2012	700,000		300,000	$0.08	8/13/2022
	3/18/2013			474,684	$0.079	3/18/2024
	3/18/2013			474,684	$0.079	3/18/2024

Bob Myers	8/13/2012	700,000		300,000	$0.08	8/13/2022
	3/18/2013			395,570	$0.079	3/18/2024
	3/18/2013			395,570	$0.079	3/18/2024

Kevin R. Davidson (1)	6/5/2008	543,292			$0.01	4/24/2013
	6/11/2008			80,000	$0.35	4/24/2013
	11/16/2010	800,000			$0.15	4/24/2013
	8/1/2011	320,988			$0.01	4/24/2013

(1)	Mr. Davidson left the Company, as CEO, President and CFO, April 24, 2012; his stock options fully vest upon his exit date and are exercisable for twelve months thereafter.

(2)	Does not reflect an award of 5,000,000 shares of restricted stock which the Compensation Committee has approved, subject to increase in the authorized shares under the 2012 Stock Incentive Plan at the special meeting of shareholders to be held on April 15, 2013. Such shares would vest upon certain changes in control of the Company.

(3)	A portion of this option is subject to shareholder approval of an amendment to the 2012 Stock Incentive Plan to increase the authorized shares thereunder at the special meeting of shareholders to be held on April 15, 2013.

Potential Payments Upon Termination or Change of Control

Most of our stock option agreements provide for an acceleration of vesting in the event of a change in control as defined in the 2012 Stock Incentive Plan. Also, see “Employment Contracts and Separation Agreements” below.

Employment Contracts and Separation Agreements

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

Anticipated Amendment to Agreement. The Compensation Committee is currently negotiating with Mr. Kornberg an amendment of his Employment Agreement. This amendment has not been finalized, but in connection with the amendment, the Committee has approved for Mr. Kornberg, among other things, an increase in his base salary to $250,000 per year and a further grant of 5,000,000 shares of restricted stock relating to fiscal 2012 performance that would vest only upon certain events relating to a change in control of the Company. This restricted stock award would also include a provision to the effect that any amount of the award that exceeds the existing reserve under the 2012 Stock Incentive Plan as of the date of grant (currently, the entire amount of such award) would be void unless the shareholders approve an amendment to the 2012 Plan sufficiently increasing the shares issuable under the 2012 Plan. The Company expects that, at a special shareholders meeting on April 15, 2013, the shareholders will approve an amendment to the plan to increase the number of shares issuable under the Plan by 30,000,000 shares. See “2012 Stock Incentive Plan” below.

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

If the Company terminates the executive’s employment without cause or if the executive terminates his employment for “good reason,” he shall be entitled to receive from Company severance pay in an amount equal to (a) before the first anniversary of the date of the agreement, three months of base salary, or (b) on or after the first anniversary of the date of the agreement, twelve months of base salary, in either case less applicable taxes and withholdings. In that event, he will receive a bonus payment on a pro-rata basis through the date of termination and any accrued, unused vacation pay. The severance pay, bonus payment, and other consideration are conditioned upon executive’s execution of a full and final release of liability. “Cause” is defined to mean the executive engages in willful misconduct or fails to follow the reasonable and lawful instructions of the Board, if such conduct is not cured within 30 days after notice; the executive embezzles or misappropriates assets of Company or any of its subsidiaries; the executive’s violation of his obligations in the agreement, if such conduct is not cured within 30 days after notice; breach of any agreement between the executive and the Company or to which Company and the executive are parties, or a breach his fiduciary duty or responsibility to the Company; commission by of fraud or other willful conduct that adversely affects the business or reputation of Company; or, Company has a reasonable belief the executive engaged in some form of harassment or other improper conduct prohibited by Company policy or the law. “Good reason” is defined as (i) a material diminution in Employee’s position, duties, base salary, and responsibilities; or (ii) Company’s notice to Employee that his or her position will be relocated to an office which is greater than 100 miles from Employee’s prior office location. In all cases of Good Reason, Employee must have given notice to Company that an alleged Good Reason event has occurred and the circumstance must remain uncorrected by Company after the expiration of (30) days after receipt by Company of such notice.

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

Separation Agreement with Former CEO. On October 11, 2012, the Company completed a separation agreement with Kevin Davidson. Under the agreement, the Company issued to Mr. Davidson warrants to purchase a total of 800,000 shares of Common Stock at an exercise price of $.10 per share, with an expiration date of August 11, 2015. Mr. Davidson and his affiliates agreed to release the Company and affiliated parties from any claims other than a breach of the separation agreement. The Company and affiliated parties agreed to release Mr. Davidson and his affiliated parties from any claims other than a breach of the separation agreement. All parties agreed not to disparage each other. Mr. Davidson agreed not to use or disclose Company confidential information. In addition, he agreed not to engage in a competing business or solicit Company personnel, clients or prospective clients to the extent specified in the agreement through April 23, 2013.

2012 Stock Incentive Plan. On August 13, 2012, board adopted the 2012 Stock Incentive Plan (the “Plan”) and the Plan became effective. The shareholders approved the Plan on September 20, 2013. The Plan replaced the 2008 Equity Incentive Plan (the “2008 Plan”). A summary of the Plan is as follows:

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

Shares Subject to Plan. Subject to adjustment, the number of shares of common stock which may be issued under the Plan shall not exceed 20,000,000 shares. In addition, as of the effective date of the Plan, any shares available in the reserve of the 2008 Plan (3,850,720 shares) shall be added to the Plan share reserve and be available for issuance under the Plan. If an incentive granted under the Plan or under the 2008 Plan expires or is terminated or canceled unexercised as to any shares of common stock or forfeited or reacquired by the Company pursuant to rights reserved upon issuance thereof, such forfeited and reacquired shares may again be issued under the Plan pursuant to another incentive. The Company expects that, at a special shareholders meeting on April 15, 2013, the shareholders will approve an amendment to the plan to increase the number of shares issuable under the Plan by 30,000,000 shares, to a total of 50,000,000 shares, plus the previous reserve under the 2008 Plan.

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

Limitation on Certain Grants. During any one fiscal year, no person shall receive Incentives under the Plan that could result in that person receiving, earning or acquiring, subject to adjustment: (a) stock options and SARs for, in the aggregate, more than 10,000,000 shares of Common Stock; or (b) performance awards, in the aggregate, for more than 10,000,000 shares of Common Stock or, if payable in cash, with a maximum amount payable exceeding $2,000,000. The Company expects that, at a special shareholders meeting on April 15, 2013, the shareholders will approve an amendment to the plan to increase the limits on stock options and SARs and on performance awards to 20,000,000 shares each.

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

Beginning in 2009, the Board instituted an annual restricted stock award program for non-employee directors, except for the Chairman, under which they will be awarded 20,000 shares of restricted stock annually on each anniversary date of service on the Board. There were no restricted stock awards in 2012 or 2011. Mr. Gadbaw is entitled to a stock option, as of September 30 of each year that he continues to serve as Chairman of the Board, to purchase 30,000 shares of common stock for a fixed price that is determined by the Board to be the market value on the date of grant. The option is immediately vested and has a term of three years. Mr. Gadbaw was granted an option to purchase 30,000 shares of common stock at $.15 per share in 2012 for fiscal year 2011. Mr. Gadbaw did not receive any options or warrants in 2012.

Director Compensation Table for Fiscal 2012

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2012.

Name	Fees Paid or Earned in Cash	Stock Awards	Option Awards	Total
Lawrence W. Gadbaw (1)	$14,000			$14,000
Peter Morawetz	$-			$-
Thomas McGoldrick	$-			$-
Ricardo Koenigsberger	$-			$-
Andrew Reding	$-			$-

(1)	Mr. Gadbaw received $2,000 per month as compensation for serving as Chairman of the Board. At the end of fiscal 2012 he is owed $10,000 in compensation. The amount owed is recorded in the Accrued Expense section of the Balance Sheet.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is the beneficial ownership of the Company’s common stock as of March 25, 2013 by the Company’s directors, executive officers, and 5% shareholders.

		Percent
	Amount and Nature of Beneficial	of
Name of Beneficial Owner	Ownership (1)	Class

Josh Kornberg (5)(6)	70,244,032	47.67%

David Johnson	700,000	0.58%

Bob Myers	700,000	0.58%

Lawrence W. Gadbaw (2)	691,941	0.57%

Ricardo Koenigsberger	0	0.00%

Peter L. Morawetz (4)	361,245	0.30%

Thomas J. McGoldrick	118,506	0.10%

Andrew P. Reding	98,506	0.08%

All directors and executive officers as a group (8 persons)	72,914,320	43.28%

Kevin R. Davidson (3)	2,544,280	2.07%

Sam Herschkowitz (5) (6) (7)	92,270,783	55.34%
SOK Partners	49,544,032	33.62%

APA, SOK, Sam Herschkowitz, Josh Kornberg	112,970,783	67.76%

Brookline Special Situations Fund (9)	18,338,097	13.95%

Carl Schwartz (10)	14,202,808	11.15%

Ron Levine (8)	10,815,192	8.53%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Includes (i) warrant to purchase 30,000 shares of common stock at a price of $.15 per share and (ii) options to purchase 85,000 shares at $.15 per share (iii) options to purchase 160,000 shares at $.35

(3)	Includes (i) options to acquire 543,292 shares of common stock at $.01 per share and (ii) options to acquire 800,000 shares of common stock at $.15 per share (iii) options to acquire 320,988 shares of common stock at $.01(iv) options to acquire 80,000 shares of common stock at $.35 (v) and four (4) sets of warrants, 200,000 warrants per set, to purchase shares of common stock at $.10. .Mr. Davidson is the former CEO, President and CFO that left the Company April 22, 2012

(4)	Includes options to acquire 75,000 shares of common stock at $.35.

(5)	Includes (i) 300,000 shares issued as consulting compensation (ii) 20,400,000 options to purchase common stock at $.08 per share (6,000,000 shares) and $.075 per share (14,400.000 shares) and (iii) 27,063,262 derivative shares of common stock from the convertible note held by SOK Partners. Joshua Kornberg and Dr. Herschkowitz are the managing partners of SOK Partners.

(6)	Includes an equity bonus to SOK Partners, consisting of 4,615,385 shares of common stock, with a second installment due within five business days after SOK Partners has made aggregate advances under the note of at least $300,000. Includes 4,615,385 shares of common stock held by SOK Partners for the second installment issued in accordance with the note. Includes 13,250,000 shares of common stock issued pursuant to a Forbearance and Settlement Agreement with Dr. Herschkowitz and SOK Partners dated August 15, 2012. Includes 27,063,262 derivative shares of common stock from the convertible note held by SOK partners.

(7)	Includes 1,546,667 equity bonus to Dr. Herschkowitz in connection with an initial note signed December 20, 2011. Includes 19,359,144 derivative shares issuable upon conversion of the Herschkowitz Convertible Note of December 20, 2011. Includes a further equity bonus of 100,000 shares per agreement for additional cash on the initial note and 163,333 shares for Board meeting fees through April 2012. Includes 7,500,000 shares earned by Dr. Herschkowitz following defaults by the Company prior to August 12, 2012, under the terms of the March 2012 agreement. Includes 13,250,000 shares of common stock issued pursuant to a Forbearance and Settlement Agreement with Dr. Herschkowitz and SOK Partners dated August 15, 2012. Includes 9,230,770 shares pursuant to the terms of the SOK Partners Note Agreement executed in March 2012. Includes 765,608 shares in equity bonus to Dr. Herschkowitz in connection with further advances in November 2012. Includes derivative shares of common stock from the convertible note held by SOK Partners. Joshua Kornberg and Dr. Herschkowitz are the managing partners of SOK Partners.

(8)	Includes 1,666,667 shares of common stock registered to the Ron Levine IRA, 344,476 shares of common stock registered to Bellejule Partners, LP, 1,666,667 shares of common stock registered to the Carole Levine IRA, and 250,000 shares of common stock registered to Caron Partners, LP. This number includes 404,762 shares of common stock underlying warrants registered to Bellejule Partners, LP, and 4,446,667 shares of common stock underlying warrants registered to Caron Partners, 475,000 shares of common stock underlying warrants registered to Ron Levine and Affiliated Partners, 80,000 shares of common stock underlying warrants registered to Ron Levine, LP as these securities were Board approved to remove the legal restriction on exercise limiting the holder’s ability to exercise to the extent that such exercise would cause the beneficial ownership of the holder, together with its affiliates, to exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock as a result of an exercise. Ron Levine is the beneficial owner of, and natural person with voting and dispositive power over, these securities. Beth Levine is the general partner of Caron Partners, LP, and, in such capacity, may also be deemed to have voting and dispositive power over the securities registered to Caron Partners, LP. Carole Levine may also be deemed to have voting and dispositive power over the securities registered to the Carole Levine IRA. In March 2012 Mr. Levine transferred 1,475,000 shares to his daughter Tracey McGilvray. Ms. McGilvray shares include a warrant to acquire 282,745 shares of common stock at $.075.

(9)	Includes 7,142,858 shares of common stock issued as an equity bonus. Includes a warrant to purchase 7,142,858 shares of common stock at $.08 per share. Includes a warrant to purchase 3,571,429 shares of common stock at $.15 per share. Includes a warrant to purchase 100,000 shares of common stock at $.15 per share. Includes a warrant to purchase 380,952 shares of common stock at $.08 per share.

(10)	Includes 7,061,904 shares of common stock. Includes a warrant to purchase 500,000 shares of common stock at $.46; a warrant to purchase 1,333,333 shares of common stock at $.15; a warrant to purchase 1,000,000 shares of common stock at $.15 per share and a warrant to purchase 4,228,571 shares at $.15.

Equity Compensation Plan Information

The following table presents the equity compensation plan information as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding restricted stock, warrants and options (a)	Weighted-average exercise price of outstanding options, warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	29,009,788	$0.09	-
Equity Compensation plans not approved by security holders	-	$-	-

(1)	Consists of outstanding options under the 2008 Equity Incentive Plan and the 2012 Stock Incentive Plan. The remaining share authorization under the 2008 Equity Incentive Plan was been rolled over to the current 2012 Stock Incentive Plan. Joshua Kornberg, the CEO, received an option to purchase 14,400,000 shares on March 14, 2013; however, this exceeded the authorized shares under the 2012 Stock Incentive Plan by 5,860,508 shares, and the agreement provided that if the authorized shares could not be increased by June 30, 2013, the portion of option shares not provided for will be forfeited. A special meeting of the shareholders is planned for April 15, 2013 for the shareholders to vote on increasing the authorized shares under the 2012 Stock Incentive Plan. See “Item 11. Executive Compensation – 2012 Stock Incentive Plan.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements.

Arrangements with the Board of Directors. The Company entered into agreements, in 2008, with our Chairman of the Board, Lawrence Gadbaw, and in 2009 with a board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Mr. Morawetz $30,000 upon the Company raising $3 million in new equity. Mr. Gadbaw received 277,778 shares at $.09 per share in June 2012 as compensation in lieu of the $25,000 cash for raising $3 million in new equity. Mr. Gadbaw was paid the balance due under his separation agreement from 2008. This amount was $46,000 upon signing the agreement in 2008 payable at $2,000 per month; the payments to Mr. Gadbaw are complete. Mr. Gadbaw is due $10,000 in accounts payable as of December 31, 2012 pertaining to his monthly fee as Chairman of the Board of Directors. Mr. Gadbaw also received a warrant for 30,000 shares at $.15 per share in June 30, 2012 as compensation for service as Chairman.

SOK Note Purchase Agreement. On March 28, 2012, the Company, entered into a Convertible Note Purchase Agreement, dated as of March 28, 2012 (the “SOK Purchase Agreement”) with SOK Partners, LLC (“SOK Partners”), an investment partnership. Josh Kornberg, who is a member of the Company’s Board of Directors, and Dr. Samuel Herschkowitz are affiliates of the manager of SOK Partners and Ricardo Koenigsberger, a director, is a holder of membership units of SOK Partners. Pursuant to the SOK Purchase Agreement, the Company issued a 20.0% convertible note due August 2012 in the principal amount of up to $600,000. Principal and accrued interest on the note is due and payable on August 28, 2012. The Company’s obligations under the note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The SOK Purchase Agreement and the note include customary events of default that include, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other indebtedness and bankruptcy and insolvency defaults. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the note, and interest rate of twenty-four (24%) percent per annum accrues if the note is not paid when due.

On March 28, 2012, the Company received an advance of $84,657 under the note, including a cash advance of $60,000 net of a prepayment of interest on the first $300,000 in advances under the note. The holder of the note is entitled to convert the note into shares of common stock of the Company at an initial conversion price per share of $0.065 per share, subject to adjustment in the event of (1) certain issuances of common stock or convertible securities at a price lower than the conversion price of the note, and (2) recapitalizations, stock splits, reorganizations and similar events. In addition, the Company is required to issue two installments of an equity bonus to SOK Partners in the form of common stock valued at the rate of $0.065 per share. In March 2012, the Company issued the first equity bonus to SOK Partners, consisting of 4,615,385 shares of common stock, with a second installment due within five business days after SOK Partners has made aggregate advances under the note of at least $300,000. In May 2012 the Company issued the second installment consisting of 4,615,385 shares of common stock subsequent to SOK Partners surpassing the aggregate advances of $300,000. Until the maturity date of the note, if the Company obtains financing from any other source without the consent of SOK Partners, then the Company is required to issue additional bonus equity in an amount equal to $600,000 less the aggregate advances on the note made prior to the breach. The principal balance of the SOK Partners note was $357,282 as of December 31, 2012.

As long as any amount payable under the note remains outstanding, SOK Partners or its designee is entitled to appoint a new member to the Company’s Board of Directors, who will be appointed upon request. Mr. Koenigsberger was appointed to the Board by SOK Partners on June 25, 2012.

Dr. Samuel Herschkowitz Note Purchase Agreement. On March 28, 2012, the Company signed an Amended and Restated Note Purchase Agreement, dated as of December 20, 2011, with Dr. Herschkowitz (as amended, the “Herschkowitz Purchase Agreement”). Pursuant to the Herschkowitz Purchase Agreement, the Company issued a 20.0% convertible note due June 20, 2012 in the principal amount of $240,000 for previous advances under the note. The Company’s obligations under the note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The Company has previously issued to Dr. Herschkowitz an equity bonus consisting of 1,546,667 shares of common stock. An additional 7,500,000 shares were transferred to Dr. Herschkowitz effective in April 2012, upon the occurrence of an event of default on the note. On August 13, 2012, the Company entered into a settlement and forbearance agreement described below, relating to the defaults under the note and other matters.

As long as any amount payable under the note remains outstanding, Dr. Herschkowitz or his designee is entitled to appoint a special advisor to the Company’s Board of Directors, who will be appointed as a member of the Board upon request. Pursuant to this authority, Josh Kornberg was appointed to the Board on March 9, 2012. In addition, pursuant to this authority, Ricardo Koenigsberger was appointed to the Board on June 25, 2012.

Forbearance Agreement. Pursuant to a letter dated April 20, 2012, Dr. Herschkowitz advised the Company of the occurrence of numerous events of default under the terms of the Herschkowitz Note and the Herschkowitz Note Purchase Agreement. As a result of such events of default, Dr. Herschkowitz asserted significant rights as a secured creditor of the Company, including his rights as a secured creditor with a security interest in substantially all assets of the Company. Without a settlement relating to the defaults and other matters, Dr. Herschkowitz could have taken action to levy upon the Company’s assets, including patents and other intellectual property.

In addition, the Company and APA were parties to a letter agreement dated March 14, 2012, providing APA and its affiliates (including Dr. Herschkowitz and SOK) with rights to avoid dilution relating to additional issuances of equity securities by the Company through July 14, 2012, evidencing the parties’ intent that APA would be provided with significant protection against dilution. This protection was in recognition of APA’s investments in the Company involving a high degree of risk and the Company’s contemplated need for restructuring its indebtedness, which were anticipated to result, and have resulted, in significant dilution. The parties acknowledged that Dr. Herschkowitz and SOK would not have made their historical cash investments in the Company to the same degree had the dilution protection not been provided, and the investments by these parties have enabled the Company to avoid insolvency. Since the respective dates of the Herschkowitz Note Purchase Agreement and the SOK Note Purchase Agreement, the Company has issued in excess of 16,000,000 shares of common stock to parties other than APA and its affiliates, resulting in significant dilution.

Effective August 15, 2012, the Company entered into a letter agreement with Dr. Herschkowitz, APA and SOK (the “Forbearance Agreement”). Under the Forbearance Agreement, among other things, (i) Dr. Herschkowitz agreed to forbear from asserting his rights as a secured creditor to substantially all of the Company’s assets, resulting from the Company’s defaults; (ii) the Company issued an aggregate 26.5 million shares of common stock to Dr. Herschkowitz and SOK and adjusted the conversion price of their convertible notes to $0.014 per share from $0.065 per share, to satisfy the Company’s obligations to adjust for dilution under the March 14, 2012 letter agreement; (iii) Dr. Herschkowitz and SOK agreed to extend the maturity of their notes to December 31, 2012; (iv) the Company agreed to pay certain compensation to Dr. Herschkowitz upon the achievement of financial milestones and (v) Dr. Herschkowitz clarified and waived certain of his rights, including the right to interest at a penalty rate upon default.

Forbearance. In the Forbearance Agreement, Dr. Herschkowitz agrees to forbear from exercising any of his rights arising under the Herschkowitz Note or the Herschkowitz Note Purchase Agreement with respect to the existing defaults against the Company, subject to the limitations set forth in the letter agreement and without releasing or waiving any future breach of the letter agreement. He further agrees to forbear from exercising any rights with respect to events of default, security interests in the collateral and other similar remedies against the Company or his interests under the Herschkowitz Note or the Herschkowitz Note Purchase Agreement until the occurrence of an event of default in the Herschkowitz Note: (a) that does not constitute an existing default and (b) occurs and accrues after the effective date of the letter agreement.

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

Extensions of Due Dates and Other Amendments to Notes. Under the Forbearance Agreement, the Herschkowitz Note and the SOK Note were amended as follows: (i) the due dates of the notes were extended to December 31, 2012, from the previous due dates of June 20, 2012 and August 28, 2012, respectively; (ii) Dr. Herschkowitz will release his security agreement after payment of all currently outstanding promissory notes to parties other than SOK; and (iii) the Herschkowitz Note was amended to add certain events of default relating to judgments against the Company or other creditors taking action with respect to the collateral. In December 2012, Dr. Herschkowitz and SOK Partners agreed to further extend the due dates of the Herschkowitz Note and the SOK Note, respectively, through March 31, 2013. On March 6, 2013 the due date for the convertible notes was extended to April 30, 2103. In consideration of the extension additional milestone fees were revised as described below.

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

In connection with the extension of the due date for the convertible notes on March 6, 2013, the milestone fees were revised as follows. The following fees are payable to Dr. Herschkowitz in the event that the Company consummates the following series of transactions on or prior to December 31, 2013: (i) financing raising not less than $1 million, compensation of $75,000; (ii) a going private transaction, compensation of $200,000 and (iii) 3% of the gross proceeds of the NASDAQ underwriting, which payment shall under no circumstances be less than $200,000 or greater than $3,000,000.

Share Ownership and Control. As a result of the transactions under the Forbearance Agreement and other investments, Dr. Herschkowitz, SOK and their affiliates currently own shares of common stock and derivative securities representing beneficial ownership of more than 70% of the Company’s outstanding common stock, giving such parties significant control over election of the Board of Directors and other matters. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Additional Convertible Notes. On November 6, 2012, the Company issued and sold convertible promissory notes in the total principal amount of $156,243 to Dr. Herschkowitz and certain of his assignees. The Company issued to these parties an aggregate 1,562,430 shares of common stock in consideration of placement of the notes. The notes bear interest at a rate of 20% per annum and are secured by a security interest in the Company’s accounts receivable, patents and certain patent rights and are convertible into common stock upon certain mergers or other fundamental transactions at a conversion price based on the trading price prior to the transaction. The proceeds from this transaction were used to pay off approximately $155,000 in principal amount of secured indebtedness.

Item14. Principal Accountant Fees and Services

ACCOUNTANT FEES

In connection with the audit of the fiscal 2012 financial statements, the Company entered into an engagement agreement with Olsen Thielen & Co., Ltd., which sets forth the terms by which Olsen Thielen & Co., Ltd. will perform audit services for the Company.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2012and December 31, 2011, by Olsen Thielen & Co., Ltd., the Company’s principal accountant. All fees described below were approved by the Audit Committee.

	2012	2011

Audit Fees (1)	$88,382	$83,022
Audit-Related Fees	-	-
Tax Fees (2)	9,589	544
All Other Fees (3)	-	-
	$97,971	$83,564

1)	Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements. Also includes fees for services rendered in connection with the filing of registration statements and other documents with the SEC, the issuance of accountant consents and comfort letters and assistance in responding to SEC comment letters.

2)	Tax Fees consist of fees billed in the indicated year for professional services performed by Olsen Thielen & Co., Ltd. with respect to tax compliance, tax advice and tax planning.

3)	All Other Fees consist of fees billed in the indicated year for other permissible work performed by Olsen Thielen & Co., Ltd. that is not included within the above category descriptions.

Item 15. Exhibits, Financial Statement Schedules

Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIODRAIN MEDICAL, INC.

Date: April 8, 2013	By:	/s/ Joshua Kornberg
Joshua Kornberg
President, Chief Executive Officer, and Director

EXHIBIT INDEX

BIODRAIN MEDICAL, INC.

FORM 10-K/A

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (10)

3.2	Bylaws, as amended (7)

10.1	Employment Agreement between the Registrant and Kevin R. Davidson, dated October 4, 2006 (1)**

10.2	Confidential Separation Agreement and Release between the registrant and Lawrence W. Gadbaw, dated August 13, 2008 (1)**

10.3	Stock Option Agreement between the registrant and Kevin R. Davidson, dated June 5, 2008 (1)**

10.4	Director Stock Option Agreement between the registrant and Thomas McGoldrick, dated August 22, 2006 (1)**

10.5	Director Stock Option Agreement between the registrant and Andrew P. Reding, dated November 11, 2006 (1)**

10.6	Consulting Agreement between the registrant and Marshall C. Ryan and Mid-State Stainless, Inc., dated June 2008 (1)

10.7	Patent Assignment by Marshall C. Ryan in favor of the registrant, dated June 18, 2008 (1)

10.8	Convertible Debenture between the registrant and Kevin R. Davidson, dated February 2, 2007 (1)

10.9	Convertible Debenture between the registrant and Peter L. Morawetz, dated February 2, 2007 (1)

10.10	Convertible Debenture between the registrant and Andrew P. Reding, dated February 2, 2007 (1)

10.11	Convertible Debenture between the registrant and Thomas McGoldrick, dated January 30, 2007 (1)

10.12	Convertible Debenture between the registrant and Andcor Companies, Inc., dated September 29, 2006 (1)

10.13	Convertible Debenture between the registrant and Carl Moore, dated March 1, 2007 (1)

10.14	Convertible Debenture between the registrant and Roy Moore, dated March 1, 2007 (1)

10.15	Form of Subscription Agreement (1)

10.16	Form of Registration Rights Agreement (1)

10.17	Form of Escrow Agreement (1)

10.18	Form of Warrant (1)

10.19	2008 Equity Incentive Plan (1)**

10.20	Office Lease Agreement between the registrant and Roseville Properties Management Company, as agent for Lexington Business Park, LLC (1)

10.21	Employment Agreement between the registrant and David Dauwalter, dated August 11, 2008 (2)**

10.22	Amendment No. 1 to Employment Agreement between the registrant and David Dauwalter, dated September 11, 2008 (2)**

10.23	Consulting Agreement by and between the registrant and Andcor Companies, Inc., dated September 15, 2008 (2)

10.24	Consulting Agreement by and between the registrant and Taylor & Associates, Inc., dated August 15, 2008 (2)

10.25	Independent Contractor Agreement between Belimed, Inc. and the registrant, dated February 2, 2009 (3)

10.26	Supply Agreement between Oculus Innovative Sciences, Inc., and the registrant, dated February 20, 2009 (4)

10.27	Agreement between the registrant and Peter Morawetz, dated May 15, 2009 (5)

10.28	Amendment No. 1 to BioDrain Medical, Inc. 2008 Equity Incentive Plan (6)**

10.29	Convertible Note Purchase Agreement between the Company and SOK Partners, LLC dated March 28, 2012, including the form of Convertible Promissory Grid Note (8)

10.30	Amended and Restated Note Purchase Agreement between the Company and Dr. Samuel Herschkowitz dated as of December 20, 2011, including the form of Convertible Promissory Note (issued in the amount of $240,000) (8)

10.31	(Intentionally Omitted)

10.32	Forbearance and Settlement Agreement among the registrant, Dr. Samuel Herschkowitz and SOK Partners, LLC dated August 15, 2012 (11)

10.33	BioDrain Medical, Inc. 2012 Stock Incentive Plan, adopted on August 13, 2012 (12)

10.34	Form of Non-Qualified Stock Option Agreement under the 2012 Stock Incentive Plan (11)

10.35	Employment Agreement with Josh Kornberg dated August 13, 2012 (11)

10.36	Non-Qualified Stock Option Agreement with Josh Kornberg dated August 13, 2012 (11)

10.37	Employment Agreement with Robert Myers dated August 11, 2012 (11)

10.38	Employment Agreement with David Johnson dated August 13, 2012 (11)

10.39	Separation Agreement with Chad A. Ruwe dated August 21, 2012 (11)

10.40	Separation Agreement with Kevin Davidson effective October 11, 2012 (11)

10.41	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (13)

10.42	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (13)

10.43	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (13)

10.44	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (13)

10.45	Form of Warrants Issued on January 14, 2013 (14)

10.46	Form of Notes Issued on January 14, 2013 (14)

10.47	Amended Lease with Roseville Properties Management Company, Inc. dated January 28, 2013 (17)

10.48	Letter Agreement, dated March 13, 2012, between BioDrain Medical, Inc. and Joshua Kornberg (16)

10.49	Letter Agreement, dated March 14, 2012, between BioDrain Medical, Inc. and Atlantic Partners Alliance LLC (17)

23.1	Consent of Olsen Thielen & Co., Ltd. (15)

31.2*	Certification of principal financial officer required by Rule 13a-14(a)

32.1*	Section 1350 Certification

*Filed herewith.

**Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

(1)	Filed on November 12, 2008 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(2)	Filed on January 12, 2009 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1and incorporated herein by reference.

(3)	Filed on April 6, 2009 as an exhibit to our Amendment No. 3 to our Registration Statement on Form S-1and incorporated herein by reference.

(4)	Filed on July 1, 2009 as an exhibit to our Amendment No. 5 to our Registration Statement on Form S-1and incorporated herein by reference.

(5)	Filed on August 12, 2009 as an exhibit to Amendment No. 7 to our Registration Statement on Form S-1and incorporated herein by reference.

(6)	Filed on June 15, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on November 23, 2011 as an exhibit to Amendment No. 1 to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(8)	Filed on April 3, 2012 as an exhibit to our Current report on Form 8-K and incorporated herein by reference.

(9)	Filed on March 22, 2013 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed on March 31, 2011 as an exhibit to our Annual Report on Form 10-K and on January 22, 2013 as an exhibit to our Current report on Form 8-K and incorporated herein by reference.

(11)	Filed on November 5, 2012 as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 and incorporated herein by reference.

(12)	Filed on February 5, 2013 as an exhibit to our Registration Statement on Form S-8 and incorporated herein by reference.

(13)	Filed on November 8, 2012 as an exhibit to Amendment No. 7 to the Schedule 13D report filed by Dr. Samuel Herschkowitz, et al.

(14)	Filed on January 15, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(15)	Filed previously with this Form 10-K on March 22, 2013.

(16)	Filed on April 6, 2012 as an exhibit to the Schedule 13D report filed by SOK Partners, LLC, et al. and incorporated herein by reference.

(17)	Filed on February 8, 2013 as an exhibit to Amendment No. 3 to our Registration Statement on Form S-1 and incorporated herein by reference.

