Form 10-Q
period 2013-03-31
BioDrain Medical, Inc.
filed 2013-05-15
CIK 1446159

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 7, 2013, the registrant had 122,152,832 shares of common stock, par value $.01 per share, outstanding.

BIODRAIN MEDICAL, INC.

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	3

Condensed Balance Sheets March 31, 2013 and December 31, 2012	3

Condensed Statements of Operations for the three-month periods ended March 31, 2013 and March 31, 2012 and for the period from April 23, 2002 (Inception) to March 31, 2013	4

Statement of Stockholders’ Deficit from Inception to March 31, 2013	5

Condensed Statements of Cash Flows for the three-month periods ended March 31, 2013 and March 31, 2012 and for the period from April 23, 2002 (Inception) to March 31, 2013	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	30

Item 4. Mine Safety Disclosures	30

Item 5. Other Information	30

Item 6. Exhibits	30

Signatures	31

Exhibit Index	32

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$372,854	$13,139
Accounts Receivable, net of Allowance for Doubtful Accounts of $4,073 in 2013 and 2012.	96,712	39,711
Inventories	141,447	145,209
Prepaid Expense and other assets	56,009	27,409
Total Current Assets	667,022	225,468

Fixed Assets, net	3,210	3,521
Intangibles, net	140,588	140,588

Total Assets	$810,820	$369,577

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current portion of convertible debt, net of discounts of $77,644 and $21,138 (See Note 6)	$378,599	$1,081,187
Convertible Notes Payable – Related Party (See Note 9)	597,282	-
Accounts payable	612,243	733,595
Accrued expenses	1,404,702	1,599,519
Deferred Revenue	15,000	-
Total Current Liabilities	3,007,826	3,414,301
Long-term convertible debt	-	89,300

Accrued Expenses	497,902	-
Liability for equity-linked financial instruments (See Note 9)	149,757	169,179

Stockholders' Deficit:
Common stock, $.01 par value, 300,000,000 authorized, 120,303,418 and 104,247,228 outstanding	1,203,035	1,042,473
Additional paid-in capital	17,344,936	14,945,435
Deficit accumulated during development stage	(21,392,636)	(19,291,111)
Total Stockholders' Deficit	(2,844,665)	(3,303,203)

Total Liabilities and Stockholders' Deficit	$810,820	$369,577

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period from April 23, 2002 (Inception) to March 31,
	2013	2012	2013
Revenue	$127,727	$22,635	$429,161

Cost of Goods Sold	41,604	13,806	233,364

Gross Margin	86,123	8,829	195,797

General and administrative expenses	1,823,082	565,721	17,573,445

Operations expense	204,467	69,737	2,495,048

Sales and marketing expense	83,969	31,900	1,145,424

Interest expense	95,552	55,488	1,022,008

Loss (gain) on valuation of equity-linked financial instruments	(19,422)	(650)	(647,492)

Total expense	2,187,648	722,196	21,588,433

Net loss available to common shareholders	$(2,101,525)	$(713,367)	$(21,392,636)

Loss per common share - basic and diluted	$(0.02)	$(0.02)	$(1.53)

Weighted average shares used in computation - basic and diluted	107,824,939	32,664,003	13,955,057

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

PERIOD FROM APRIL 23, 2002 (INCEPTION)

TO MARCH 31, 2013

	Shares	Amount	Paid- in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)	598,549	$5,985	$4,015	$-	$10,000

Issuance of common 10/23/02, $1.67/share	2,993	30	4,970		5,000
Net loss				(51,057)	(51,057)
Balance 12/31/02	601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)	23,942	239	161		400
Issuance of common 6/11&12,$1.67 (3)	21,548	216	34,784		35,000
Net loss				(90,461)	(90,461)
Balance 12/31/03	647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)	6,567	66	44		110
Net loss				(90,353)	(90,353)
Balance 12/31/04	653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)	14,964	150	100		250
Vested stock options and warrants			2,793		2,793
Net loss				(123,852)	(123,852)
Balance 12/31/05	668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16 & 8/8, $.0167 (6)	86,869	869	582		1,451
Issuance of common 10/19 & 23, $.0167 (7)	38,906	389	261		650
Issuance of common 12/01, $1.67 (8)	28,739	287	44,523		44,810
Vested stock options and warrants			13,644		13,644
Net loss				(273,026)	(273,026)
Balance 12/31/06	823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ $1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11 to 9/30, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)		-
Issuance of common due to anti-dilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)

Cumulative effect of adoption of EITF 07-5			(486,564)	6,654	(479,910)
Vested stock options and warrants			111,835		111,835
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in 2009, $.50	2,147,810	21,478	1,052,427		1,073,905
Capital contributions resulting from waivers of debt			84,600		84,600
Value of equity-linked financial instruments issued in connection with PPMs			(222,296)		(222,296)
Value of equity instruments issued with debt			30,150		30,150
Shares issued to consultant for fund raising	30,000	300	(300)		-
Shares issued upon conversion of debt and interest, $.27	935,446	9,354	247,100		256,454
Shares issued upon conversion of shareholder note, $.35	14,024	140	4,766		4,906
Net loss				(2,892,230)	(2,892,230)
Balance 12/31/09	11,383,121	$113,830	$3,573,507	$(6,029,368)	$(2,342,030)

Shares issued in 2010 under PPM, $.50	354,550	3,546	173,729		177,275
Shares issued to consultants for IR and consulting, $.50	374,090	3,741	183,304		187,045
Value of equity instruments issued for consulting services			354,602		354,602
Vested stock options and warrants			11,382		11,382
Value of equity-linked financial instruments issued in connection with PPM in first quarter			(25,553)		(25,553)
Shares issued in May 2010 to consultant, $.50	12,850	129	6,296		6,425
Shares issued in May 2010 to 2008 investors as a penalty for late registration, $.50	710,248	7,102	348,022		355,124
Value of equity instruments issued with debt			119,474		119,474
Value of equity-linked financial instruments issued in connection with PPM in second quarter			(31,332)		(31,332)
Value of equity-linked financial instruments issued in connection with PPM in third quarter			(31,506)		(31,506)
Shares issued in September 2010 under PPM, $.10	250,000	2,500	22,500		25,000
Shares issued to consultants in third quarter at $.22 per share	488,860	4,889	102,660		107,549
Shares issued in November 2010 upon exercise of warrants at $.135 per share	128,571	1,286	16,071		17,357
Shares issued in November 2010 to directors as compensation at $.15 per share	300,000	3,000	42,000		45,000
Vested stock options in fourth quarter			161,107		161,107
Equity instruments issued to consultants in fourth quarter			26,234		26,234
Net loss				(1,352,709)	(1,352,709)
Balance 12/31/2010	14,002,290	$140,023	$5,052,497	$(7,382,077)	$(2,189,557)

Value of equity instruments issued with debt in first quarter			47,908		47,908
Shares issued at $.075 per share under PPM	5,333,334	53,334	346,666		400,000
Shares issued at $.085 per share under PPM	1,882,353	18,823	141,177		160,000
Shares issued at $.09 per share under PPM	200,000	2,000	16,000		18,000
Shares issued at $.10 per share under PPM	150,000	1,500	13,500		15,000
Vested stock options and warrants in first quarter			1,937,638		1,937,638
Equity instruments issued to consultants in first quarter			91,504		91,504
Stock issued upon conversion of debt in first quarter	416,010	4,160	15,840		20,000
Stock issued to pay interest on debt	158,036	1,580	20,920		22,500
Shares issued at $.07 per share under PPM	1,071,429	10,715	64,285		75,000
Stock issued upon conversion of debt and interest	941,034	9,410	22,590		32,000
Equity instruments issued to consultants			12,256		12,256
Equity instruments issued to consultants			147,116		147,116
Restricted stock issued to consultants	822,842	8,228	46,772		55,000
Shares issued at $.06 per share under PPM	3,500,000	35,000	175,000		210,000
Shares issued at $.20 per share under PPM	1,375,000	13,750	261,250		275,000
Shares issued upon exercise of stock options at $.01	100,000	1,000			1,000
Shares issued at $.35 per share IR compensation	575,000	5,750	195,500		201,250
Equity instruments upon conversion of Accounts Payable			20,000		20,000
Shares issued to private investor at $.15 per share	1,546,667	15,467	216,533		232,000
Net loss				(4,486,879)	(4,486,879)
Balance 12/31/2011	32,074,000	$320,740	$8,844,952	$(11,868,956)	$(2,703,264)

Shares issued to institutional investor upon conversion of Note Payable at $.1342 per share	59,613	596	7,404		8,000
Shares issued to institutional investor upon conversion of Note Payable at $.13 per share	107,692	1,077	12,923		14,000
Shares issued to institutional investor upon conversion of Note Payable at $.088 per share	170,455	1,705	13,295		15,000
Shares issued to institutional investor upon conversion of Note Payable at $.0446 per share	343,348	3,433	12,567		16,000
Shares issued to institutional investor upon conversion of Note Payable at $.0446 per share	269,058	2,690	9,310		12,000
Shares issued to institutional investor upon conversion of Note Payable at $.0446 per share	268,670	2,687	7,313		10,000
Shares issued to institutional investor upon conversion of Note Payable at $.0397 per share	428,212	4,282	4,218		8,500
Shares issued to a private investor at $.065 per share	9,230,770	92,308	507,692		600,000
Shares issued for consulting to the then interim CEO at $.065 per share	300,000	3,000	16,500		19,500
Vested stock options and warrants			830,372		830,372
Shares issued to an institutional investor upon conversion of Note Payable at $.0286 per share	349,650	3,497	6,503		10,000
Shares issued to a private investor per a convertible note default at $.15 per share	7,500,000	75,000	1,050,000		1,125,000
Shares issued to a private investor at $.15 per share	263,333	2,633	36,867		39,500
Shares issued upon exercise of options at $.01 per share	412,963	4,130			4,130
Stock issued upon conversion of debt at $.15 per share	3,292,557	32,926	460,958		493,884
Stock issued upon conversion of debt at $.065 per share	2,850,754	28,508	156,791		185,299
Shares issued to private investor upon conversion of Note Payable at $.18 per share	316,898	3,169	53,873		57,042
Shares issued to private investor upon conversion of Note Payable at $.052 per share	1,147,078	11,471	48,063		59,534
Shares issued to private investor upon conversion of Note Payable at $.10 per share	565,834	5,658	50,926		56,584
Shares issued to a private investor upon conversion of Note Payable at $.032 per share	1,572,327	15,723	34,277		50,000
Shares issued to an institutional investor upon conversion of Note Payable at $.031 per share	387,097	3,871	8,129		12,000
Stock issued upon conversion of debt at $.15 per share	397,267	3,973	55,617		59,590
Shares issued to a Director as compensation at $.09 per share	277,778	2,778	22,222		25,000
Shares issued under PPM at $.07 per share	9,870,666	98,707	592,239		690,946
Shares issued to institutional investor upon conversion of Note Payable at $.0353 per share	509,915	5,099	12,901		18,000
Shares issued to a private investor upon conversion of Note Payable at $.032 per share	283,718	2,837	6,185		9,022
Shares issued to an institutional investor upon conversion of Note Payable at $.0297 per share including $11,021 of interest.	740,741	7,407	25,614		33,021
Shares issued at $.15 per share as Investor Relations compensation	625,000	6,250	87,500		93,750
Shares issued as settlement to remove anti-dilution agreement at $.065 per share	26,500,000	265,000	1,457,500		1,722,500
Shares issued in settlement with former COO at $.15 per share less shares cancelled at $.09 per share	803,701	8,037	134,296		142,333
Equity value for options and warrants			150,189		150,189
Shares issued at $.07 per share as Investor Relations compensation	300,000	3,000	18,000		21,000
Shares issued at $.15 per share as conversion of debt	157,088	1,571	21,992		23,563
Shares issued to a private investor exercising options at $.01 per share	71,826	718			718
Shares issued to debtors as compensation at $.10 per share	1,563,031	15,630	140,613		156,243
Value of equity instruments issued with debt			33,469		33,469
Shares issued upon conversion of Note Payable at $.07 per share	236,092	2,361	14,165		16,526
Share true-up to certified shareholders list per the stock transfer agency	100	1			1
Net loss				(7,422,155)	(7,422,155)
Balance at 12/31/2012	104,247,228	$1,042,473	$14,945,435	$(19,291,111)	$(3,303,203)

Shares issued to debtors as compensation at $.15 per share	290,143	2,901	40,620		43,521
Shares issued under PPM to five investors at $.07 per share	7,142,857	71,429	428,571		500,000
Shares issued to an escrow account underlying a debt agreement (11)	1,000,000	10,000			10,000
Shares issued to debtors as compensation at $.15 per share	230,332	2,303	32,247		34,550
Shares issued to an institutional investor at $.07 per share	7,142,858	71,429	428,571		500,000
Value of shares per an agreement with a former officer (12)			40,480		40,480
Vesting expense			1,329,735		1,329,735
Shares issued to consultant as compensation at $.067 per share	250,000	2,500	14,250		16,750
Value of Equity instruments issued with debt			85,027		85,027
Net loss				(2,101,525)	(2,101,525)
Balance 3/31/13	120,303,418	$1,203,035	$17,344,936	$(21,392,636)	$(2,844,665)

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

(7) Employment agreements

(8) Investment

(9) Conversion of convertible notes by management

(10) Investment, "October 2008 financing".

(11) The shares reduce by 1/3 yearly and are returned to the Company as the debt is paid.

(12) The Company purchased shares previously issued to a former officer equal to the cost of withholding taxes advanced by the Company. The value here represents the net pay from the transaction that was retained by the Company.

See Notes to Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		April 23, 2002 (Inception)
	2013	2012	To March 31, 2013
Cash flow from operating activities:
Net loss	(2,101,525)	(713,367)	(21,392,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311	147	10,955
Vested stock options and warrants	1,329,735	60,463	4,827,407
Equity instruments issued for management and consulting	67,230	319,500	5,856,998
Stock-based registration payments	-	-	355,124
Capital contributions resulting from waivers of debt	-	-	476,398
Amortization of debt discount	28,521	21,773	371,823
(Gain) loss on valuation of equity-linked instruments	(19,422)	(650)	(647,492)
Changes in assets and liabilities:
Accounts receivable	(57,001)	31,225	(96,712)
Inventories	3,762	5,668	(141,447)
Prepaid expense and other assets	(28,600)	(32,133)	(56,009)
Notes payable to shareholders	-	-	(14,957)
Accounts payable	(77,831)	(2,845)	1,641,008
Accrued expenses	(100,465)	59,970	1,617,224
Deferred Revenue	15,000	-	15,000
Net cash used in operating activities:	(940,285)	(250,249)	(7,177,816)
Cash flow from investing activities:
Purchase of fixed assets	-	-	(12,258)
Purchase of intangibles	-	-	(142,495)
Net cash used in investing activities	-	-	(154,753)

Cash flow from financing activities:
Proceeds from long-term and convertible debt	300,000	149,657	2,412,491
Repayment of convertible debt		-	(250,000)
Principal payments on long-term debt		-	(75,667)

Issuance of common stock	1,000,000	-	5,618,599
Net cash provided by (used in) financing activities	1,300,000	149,657	7,705,423

Net increase (decrease) in cash	359,715	(100,592)	372,854
Cash at beginning of period	13,139	122,985	-
Cash at end of period	372,854	22,393	372,854
Non cash transactions:

Conversion of debt to accrued liabilities	415,775		515,775
Common stock issued for accrued interest/bonus	12,225	-	230,395
Conversion of accounts payable to convertible debt	-	-	546,600
Common stock issued to satisfy debt	22,325	83,500	1,064,124
Stock/warrant issued to satisfy accounts payable/Liabilities	43,521	-	482,165

See Notes to Condensed Financial Statements

BIODRAIN MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts presented at and for the three months ended March 31, 2013 and March 31, 2012 are unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

BioDrain Medical, Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY™ FMS products.

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

Since inception to March 31, 2013, the Company has raised approximately $5,619,000 in equity and $2,412,000 in debt financing, including $1,000,000 in equity and $300,000 in convertible debt in 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

Advertising

Advertising costs are expensed as incurred. There were no advertising expenses in the three months ended March 31, 2013 and March 31, 2012.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $58,277 in the three months ended March 31, 2013 and $0 for March 31, 2012.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13 Revenue Recognition and ASC 605-Revenue Recognition.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	March 31,	December 31,
	2013	2012

Finished goods	$103,677	$91,008
Raw materials	35,340	39,543
Work-In-Process	2,430	14,658
Total	$141,447	$145,209

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

Mr. Ryan also received a warrant, with immediate vesting, to purchase 150,000 shares of the Company's common stock at a price of $.35 per share. The warrant has a five-year term ending on June 30, 2013.

Subsequent Events

On May 7, 2013, the holders of convertible notes converted the aggregate principal balance of $156,243 and the aggregate interest balance of $11,169 into an aggregate 1,116,082 shares of common stock at the conversion price of $.15 per share. One of the noteholders was Dr. Samuel Herschkowitz, a related party. Dr. Herschkowitz received 357,163 shares in connection with his conversion of the principal balance and interest of $53,574.

The Company has evaluated all other subsequent events through the date of this filing. The Company does not believe there are any other subsequent events that required disclosure.

Interim Financial Statements

The Company has prepared the unaudited interim financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the interim periods. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto contained in the Form 10-K filed with the SEC on March 22, 2013. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to May 7, 2013, 122,152,832 shares of common stock have been issued between par value and $1.67. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

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

In November 2012, the Company issued four convertible notes of $27,500, $27,500, $51,243 and $50,000, respectively. The note holders were issued shares of our common stock at $.10 per share value as bonus equity in consideration for the notes. Though short term the value of the notes are being treated as a debt discount with an aggregate discount of $33,469 and amortized as additional interest expense over the six month term of the notes.

For grants of stock options and warrants in 2012 the Company used a 0.33% to 1.80% risk-free interest rate, 0% dividend rate, 54%, 59% or 66% volatility and estimated term of 3, 5 or 10 years. Value computed using these assumptions ranged from $0.0111 to $0.096 per share.

In January 2013, in connection with a private placement offering we issued 8% convertible one year promissory notes in an aggregate principal amount of $300,000 convertible into 2,500,000 shares of common stock assuming a conversion rate of $.12 per share and five year warrants to purchase up to an aggregate of 2,500,000 shares of the corporation’s common stock at an exercise price of $.15 per share. The value of the notes are being treated as a debt discount with an aggregate discount of $77,644, and amortized as an additional interest expense over the twelve month term of the notes. In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $.12 per share.

In January and March 3013, in connection with a separate and new private placement offering we issued 7,142,857 shares of common stock at $.07 per share and warrants to purchase 7,142,857 shares of common stock at $.15 per share to 5 investors in return for their $500,000 investment in the Company.

On March 15, 2013 the Company completed the private sale of 7,142,858 shares of the Company’s common stock, par value $.01 per share, at $.07 per share for an aggregate purchase price of $500,000, warrants to purchase 7,142,858 shares of common stock at an exercise price of $.08 per share, and warrants to purchase 3,571,429 shares of common stock at an exercise price of $.15 per share.

For grants of stock options and warrants in 2013 the Company used a 0.33% to 1.80% risk-free interest rate, 0% dividend rate, 59% volatility and estimated term of 5 years. Value computed using these assumptions ranged from $0.014261 to $0.036616 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	1.67	92,776	1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	1.67	121,278	1.04

Issued	1,243,292	0.20	5,075,204	0.45
Expired			(11,971)	3.76

Outstanding at December 31, 2008	1,291,174	0.26	5,184,511	0.45

Issued	205,000	0.37	2,188,302	0.65

Outstanding at December 31, 2009	1,496,174	0.27	7,372,813	0.49

Issued	2,210,000	0.17	3,435,662	0.34
Expired	(207,956)	0.43	(8,979)	1.67
Exercised			(128,571)	0.46

Outstanding at December 31, 2010	3,498,218	0.19	10,670,925	0.44

Issued	2,483,334	0.01	18,222,243	0.14
Expired	(83,941)	0.73	(2,010,917)	0.48
Exercised	(100,000)	0.01

Outstanding at December 31, 2011	5,797,611	0.11	26,882,251	0.23

Issued	9,514,286	0.08	11,688,166	0.15
Expired	(2,235,368)	0.11	(3,366,455)	0.50
Exercised	(412,963)	0.01	(71,826)	0.01

Outstanding at December 31, 2012	12,663,566	0.09	35,132,136	0.13
Issued	16,560,508	0.076	21,128,572	0.12
Expired	-	-	(1,274,550)	0.26

Outstanding at March 31, 2013	29,224,074	0.08	54,986,158	0.15

(1)	Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008.

At March 31, 2013, 25,839,492 stock options are fully vested and currently exercisable with a weighted average exercise price of $0.08 and a weighted average remaining term of 8.83 years. All warrants are fully vested and exercisable. Stock-based compensation recognized for the three months ending March 2013 and March 2012 was $1,329,735 and $60,463, respectively. The Company has $244,494 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over a weighted average period of approximately 16 months.

The following summarizes the status of options and warrants outstanding at March 31, 2013:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options:
$0.01	1,414,280	3.26
$0.065	20,000	9.95
$0.07	214,286	9.44
$0.075	14,400,000	9.96
$0.079	1,740,508	9.97
$0.08	9,300,000	9.38
$0.088	400,000	8.82
$0.15	1,210,000	2.14
$0.35	525,000	0.33
Total	29,224,074

Warrants:
$0.01	200,000	2.69
$0.075	8,657,746	1.09
$0.08	7,714,286	4.96
$0.10	2,228,572	1.58
$0.12	700,000	2.14
$0.13	631,429	1.14
$0.15	25,348,285	4.50
$0.16	500,000	1.02
$0.17	1,882,353	1.02
$0.18	200,000	0.86
$0.20	2,532,739	0.83
$0.25	1,375,000	1.49
$0.35	150,000	0.25
$0.46	2,685,748	0.67
$0.65	180,000	0.05
Total	54,986,158

Stock options and warrants expire on various dates from April 2013 to March 2023.

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

The shareholders approved an amendment of the Company’s 2012 Stock Incentive Plan to increase the reserve of shares authorized for issuance to 50 million shares and to increase the threshold of limitation on certain grants to 20 million shares on April 15, 2013.

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of March 31, 2013 by year of grant:

Stock Options:

Year	Shares	Price
2008	993,292	$ .01-.35
2009	75,000	.35
2010	1,210,000	.15
2011	870,988	.01
2012	9,514,286	.07 - .08
2013	16,560,508	.065 - .088
Total	29,224,074	$.01-.35

Warrants:

Year	Shares	Price
2008	1,592,858	$ .13-.46
2009	193,207	.13-.46
2010	2,261,112	.01-.65
2011	18,222,243	.075-.25
2012	11,688,166	.10 - .20
2013	21,128,572	.08 - .15
Total	54,986,158	$ .01-.65

NOTE 4 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended March 31,		Period from April 23, 2002 (Inception) to March 31,
	2013	2012	2013
Numerator:
Net loss available in basic and diluted calculation	$(2,101,525)	$(713,367)	$(21,392,636)

Denominator:
Weighted average common shares outstanding-basic	107,824,939	32,664,003	13,955,057

Effect of diluted stock options and warrants (1)	-	-	-

Weighted average common shares outstanding-basic	107,824,939	32,664,003	13,955,057

Loss per common share-basic and diluted	$(0.02)	$(0.02)	$(1.53)

(1) The number of shares underlying options and warrants outstanding as of March 31, 2013 and March 31, 2012 are 84,210,232 and 31,736,049 respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

Federal and state income tax return operating loss carryovers as of March 31, 2013, were approximately $10,242,000 and will begin to expire in 2017.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012

Deferred Tax Asset:
Net Operating Loss	$2,390,000	$2,209,000
Other	44,000	73,000
Total Deferred Tax Asset	2,434,000	2,282,000
Less Valuation Allowance	2,434,000	2,282,000
Net Deferred Income Taxes	$—	$—

NOTE 6 – LONG-TERM DEBT

Long-term debt is as follows:

	March 31, 2013	December 31, 2012
Note payable issued on October 26, 2009 to the parents of one the Company’s directors, with interest at 8% to March 31, 2012 and convertible into shares of common stock at $.35 per share. The note was renegotiated in February 2013.	-	100,000
Note payable issued on June 12, 2010 to the parents of one of the Company's directors, with interest at 12% to March 31, 2012, and convertible into common stock at $.18 per share. The note was renegotiated in February 2013.	-	200,000
Note payable issued on December 23, 2010 to the parents of one of our directors, net of a discount with interest at 12%, matures December 23, 2012 and is convertible into common stock at $.084 per share. The note was renegotiated in February 2013.	-	16,800
Note payable issued on September 21, 2010 to the parents of one of our directors, net of a discount, with interest at 12%, matures December 23, 2012 and is convertible into common stock at $.18 per share. The note was renegotiated in February 2013.	-	32,000
Note payable issued January 1, 2011 to a law firm that accepted this note in full payment of their past due legal fees. The Note bears interest at 6%, matures December 31, 2014 and is convertible into common stock at $.15 per share. The note was renegotiated in March 2013.	-	89,300
On November 6, 2012 the Company issued four convertible notes at 20% interest, each, net of an aggregate discounts of $0 and $21,138; due on April 6, 2013.	156,243	122,774
In January 2013, in connection with a private placement offering we issued 8% convertible one year promissory notes in an aggregate principal amount of $300,000 convertible into 2,500,000 shares of common stock assuming a conversion rate of $.12 per share and five year warrants to purchase up to an aggregate of 2,500,000 shares of the corporation’s common stock at an exercise price of $.15 per share. The value of the notes are net discounts of $77,644 in 2013; due in January 2014. In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $.15 per share.	222,356	-
Total	$378,599	$560,874
Less amount due within one year	378,599	471,574
Long-Term Debt	$-	$89,300

Cash payments for interest were $26,408 for the three months ended March 31, 2013 and $0 for the three months ended March 31, 2012.

Principal payments required during the 12 month periods ended March 31:

2014	$378,599

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $17,690 and $13,110 through the three months ended March 31, 2013 and March 31, 2012, respectively.

The Company’s rent obligation for the next five years is as follows:

2014	$36,000
2015	$37,000
2016	$38,000
2017	$39,000
2018	$3,600

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

The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5-year expected term, an expected volatility of 63%, an exercise price of $.46 per share, a stock price of $.35, a zero dividend rate and a 1.37% risk free interest rate. Subsequent to January 1, 2009 these warrants were re-valued at the end of each quarter and a gain or loss was recorded based upon their increase or decrease in value during the quarter. Likewise, new warrants that were issued during 2009 and 2010 were valued, using the Black-Scholes valuation model on their date of grant and an entry was made to reduce paid-in capital and increase the liability for equity-linked financial instruments. These warrants were also re-valued at the end of each quarter based upon their expected life, the stock price, the exercise price, assumed dividend rate, expected volatility and risk free interest rate. A significant reduction in the liability was realized in 2010 primarily due to a reduction from $.50 to $.22 per share in the underlying stock price. The Company realized a slight increase in the liability for existing warrants during the first quarter of 2012. In the first quarter of 2013 there was a decrease in the liability primarily due to current expirations and the amount of warrants reaching expiration in the near term.

The inputs to the Black-Scholes model during 2009, 2010, 2011, 2012 and 2013 were as follows:

Stock price	$ .05 to $.50
Exercise price	$ .01 to $.65
Expected life	2.0 to 6.5 years
Expected volatility	54% to 66%
Assumed dividend rate	- %
Risk-free interest rate	.13% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:

	Value at 12/31/09	2010 Gain (Loss)	Value at 12/31/10	2011 Gain (Loss)	Value at 12/31/2011	2012 Gain (Loss)	Value at 12/31/2012	2013 Gain (Loss)	Value at 3/31/2013

January 1, 2009 adoption	$870,278	$868,772	$1,506	$(88,290)	$89,796	$(21,856)	$111,652	$14,080	$97,572
Warrants issued in quarter ended 6/30/2009	149,007	147,403	1,604	(4,689)	6,293	6,293	-	-	-
Warrants issued in quarter ended 9/30/2009	40,481	40,419	62	(1,562)	1,624	910	714	681	33
Warrants issued in quarter ended 12/31/2009	12,081	12,053	28	(724)	752	78	337	-	337
Subtotal	1,071,847
Warrants issued in quarter ended 3/31/2010		25,014	539	(5,571)	6,109	3,701	2,408	2,408	-
Warrants issued in quarter ended 6/30/2010		30,740	592	(6,122)	6,714	6,083	631	631	-
Warrants issued in quarter ended 9/30/2010		20,811	10,615	(44,160)	54,775	1,338	53,437	1,622	51,815
Total	$1,071,847	$1,145,212	$14,946	$(151,118)	$166,063	$(3,453)	$169,179	$19,422	$149,757

NOTE 9 – RELATED PARTY TRANSACTIONS

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

Under the Forbearance Agreement, the Herschkowitz Note and the SOK Note were amended as follows: (i) the due dates of the notes were extended to December 31, 2012, from the previous due dates of June 20, 2012 and August 28, 2012, respectively; (ii) Dr. Herschkowitz will release his security agreement after payment of all currently outstanding promissory notes to parties other than SOK; and (iii) the Herschkowitz Note was amended to add certain events of default relating to judgments against the Company or other creditors taking action with respect to the collateral. In December 2012, Dr. Herschkowitz and SOK Partners agreed to further extend the due dates of the Herschkowitz Note and the SOK Note, respectively, through March 31, 2013. On March 6, 2013 the due date for the convertible notes was extended to April 30, 2103. In consideration of the extension additional milestone fees were revised as described below. On April 25, 2013 the due date for the convertible notes was extended to August 31, 2013 for no additional consideration.

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

Since inception, we have been unprofitable. We incurred net losses of approximately $7.4 million and $4.5 million in 2012 and 2011, respectively and net losses of approximately $2.1 million and $0.7 million in the three month periods ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had an accumulated deficit of approximately $21.4 million. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY FMS system and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product. We sold five STREAMWAY units in 2011, and another 15 to date. The Company has been installing STREAMWAY units in hospitals for evaluation purposes, selling 100% of those installed for trial. We expect the revenue for STREAMWAY units to increase significantly at such time as the hospitals approve the use of the unit for their application and place orders for billable units. Trial basis units are either installed in or hung on the hospital room wall. The unit is connected to the hospital plumbing and sewer systems, as well as, the hospital vacuum system. The unit remains on the customer site for 2 - 4 weeks, as contracted, at no cost to the customer. However, the customer does purchase the disposable kits necessary to effectively operate the units. Once the trial period has expired the unit is either returned to the Company or purchased by the customer. If purchased, at that time, the Company invoices the customer based upon a contracted price negotiated prior to the trial.

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources - Historical Financing” below. Our capital needs for the next 6 – 9 months are expected to be approximately $1 million because of our cash flow deficit. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. Our future cash requirements and the adequacy of available funds depend on our ability to sell our products. We will also continue to endeavor to negotiate to extend the maturity dates of our indebtedness, convert existing obligations into equity, settle such obligations or otherwise reduce their amounts. See “Liquidity and Capital Resources - Plan of Financing; Going Concern Qualification” below.

As a company still in development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Revenue. The Company recognized $127,000 of revenue in the three months ended March 31, 2013 and $22,600 in revenue in the three months ended March 31, 2012. The revenue in the first quarter of 2013 included the sale of 5 STREAMWAY FMS systems plus disposable sales totaling $54,500. The Company continues to install STREAMWAY FMS units in hospitals for evaluation purposes and in April sold 3 additional units that went from trials to sales.

Cost of sales. Cost of sales in the three months ended March 31, 2013 was $41,600 and $13,800 in the three months ended March 31, 2012. The gross profit margin was approximately 67% for both the hardware and the cleaning solution kits in the three months ended March 31, 2013. As revenues increase, gross margins will depend on various factors including manufacturing costs and volume purchasing discounts on both the equipment and the cleaning solution. Over the next several quarters, increases in revenues are expected to be less than escalations in costs related to increasing manufacturing and sales capabilities. As the year progresses we expect the revenue to cost relationship to continually improve.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses increased by $1,257,000 from the three months ended March 31, 2013 compared to March 31, 2012. The increase in the three month period was primarily due to an $813,000 increase in stock based compensation due to stock option valuations for the first quarter. In the 2013 period, there was also a $519,000 expense for investor stock compensation, a method of remuneration to an investor in lieu of cash by issuing stock in an amount equal to the expense, compared to $300,000 in 2012 period.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased to $204,000 in the three months ended March 31, 2013 compared to $70,000 in the three months ended March 31, 2012. The rise in expense in the 2013 first quarter is primarily due to $77,000 more in salary expense as the staff was ramped up by a full time senior design engineer and part time manufacturing assistant. Most of the remaining increase was for $58,000 in research and development expenses. Operations expense in the next several quarters is expected to increase significantly as the Company expects to increase shipments of the Streamway unit as customers complete their evaluations and place orders for billable units. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased to $84,000 in the three months ended March 31, 2013 compared to $32,000 in the three months ended March 31, 2012. Some of the increase, $20,000, pertained to the Company hiring a public relations firm to expand public knowledge about the STREAMWAY FMS; we believe that the additional exposure has already benefited current and future sales. Commissions and travel expenses contiguous with selling the STREAMWAY FMS throughout the country have risen as well.

Interest expense. Interest rose significantly in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. There was an increase of $40,000 in interest expense in the three-month period. The higher interest is due to a combination of ongoing notes that have not had a reduction in principal and new agreements paying off previous notes at higher interest rates with higher principal balances.

The (Gain)/Loss on revaluation of equity-linked financial instruments reflected a gain of $19,000 in the three months ended March 31, 2013 compared to a gain of $650 in the three months ended March 31, 2012. The increased gain in the current periods resulted from warrants moving closer to expiration.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $940,000 for the three months ended March 31, 2013 compared with net cash used of $250,000 for the 2012 period, an increase of $690,000. This was due in part to higher year-end sales resulting in an increased accounts receivable balance and increased accrued expenses due to renegotiated convertible notes that were settled for cash payouts over time. Also, net loss increased by $1,389,000; however, this was largely offset by a $1,269,000 increase in non-cash expense related to vested employee stock options and equity issued to institutional investors.

Net cash provided by financing activities was $1,300,000 for 2013 compared to net cash provided of $150,000 for 2012. The increase in 2013 was primarily the result of selling $1,000,000 more in common stock in 2013 compared to 2012.  We expect to show additional cash provided by financing activities in the next few quarters provided we are successful in raising capital. See “Plan of Financing; Going Concern Qualification” below.

Capital Resources

We had a cash balance of $372,854 as of March 31, 2013. Since our inception, we have incurred significant losses. As of March 31, 2013, we had an accumulated deficit of approximately $21,393,000.

From inception to March 31, 2013, our operations have been funded through a bank loan and private convertible debt of approximately $2,412,000 and equity investments totaling approximately $5,619,000. See “Historical Financing” below. Also, in January 2013, the Company raised an additional $300,000 from the sales of convertible notes and an additional $500,000 from the private sales of equity securities in January and March 2013. The funds from our October 2008 offering allowed us to complete the testing and certification of our FMS unit and to receive, on April 1, 2009, final FDA clearance. Management hired an investment banker in 2010 to raise an additional $3 to $5 million in new equity.  The banker was unable to raise the expected $500,000 by September 30, 2010 and the balance within three months, but we raised approximately $229,000 in equity and $605,000 in convertible debt in 2010, and $1,386,000 in equity and $525,000 in convertible debt in 2011 through alternative means.  In 2012, the Company converted $818,000 of debt into equity, raised $3,764,000 in equity and $1,053,000 in convertible debt. In the first quarter of 2013 the company raised $300,000 in debt financing, and $1,000,000 in equity.

Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through June 30, 2013 after which additional financing will be needed to continue to satisfy our obligations. See “Plan of Financing; Going Concern Qualification” below.

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

The Company also raised an additional $300,000 from the sale of convertible notes in January 2013. Also, in January and March 2013, the Company raised an additional $500,000 from a second private sale of equity securities. In addition, in March 2013, the Company completed a further private sale of common stock for an aggregate purchase price of $500,000. See Note 3 to the Financial Statements.

Plan of Financing; Going Concern Qualification

We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations, sales and marketing, and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

We are currently incurring operating expenses of approximately $125,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, we have approximately $3,454,000 in debts, liabilities and cash obligations that become due in the second and third quarters of calendar 2013.

We may default on significant debt that becomes due on August 31, 2013 and may be unable to continue in business. We are currently indebted to Dr. Samuel Herschkowitz and SOK Partners, LLC pursuant to convertible promissory notes with balances of $240,000 and approximately $357,000, respectively, as of December 31, 2012. Pursuant to a Forbearance and Settlement Agreement with these parties dated August 15, 2012, as subsequently amended, the due date of these notes has been extended to August 31, 2013. Dr. Herschkowitz’ note is secured by substantially all of the assets of the Company. If we are unable to repay these notes as of August 31, 2013 and these parties do not convert their notes, we will be in default under the notes. In that case, Dr. Herschkowitz will have rights as a secured creditor with respect to the Company’s assets, which would include the right to seize the Company’s assets. Further, the Company also has other significant indebtedness. If the Company defaults on its debt, it may be forced to seek bankruptcy protection and may be unable to continue in business.

We believe that we will need to raise at least an aggregate of $1 million from future financing in order to have sufficient financial resources to fund our operations for the next 6 - 9 months because of our cash flow deficit. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. We will also continue to endeavor to negotiate to extend the maturity dates of our indebtedness, convert existing obligations into equity, settle such obligations or otherwise reduce their amounts. If we are planning significant capital investments, and we will have human resources additions over the next 12 months.  If we are unable to attend additional funds at reasonable rates or at all we will be required to substantially curtail our operations and could cease to operate in our current form.

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

As a result of the above factors, our independent registered public accountant firm has indicated in their audit opinion, contained in our financial statements included our annual report on Form 10-K for the year ended December 31, 2012, that they have serious doubts about our ability to continue as a going concern. The financial statements in the Form 10-K and in this Form 10-Q report have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

We do not believe that inflation has had a material impact on our business and operating results during the periods presented.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates and Recent Accounting Developments

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

We base our estimates and assumptions on our historical experience. We also used any other pertinent information available to us at the time that these estimates and assumptions are made.  We believe that these estimates and assumptions are reasonable under the circumstances and form the basis for our making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources.  Actual results and outcomes could differ from our estimates.

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

Revenue Recognition.   We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13 Revenue Recognition and ASC 605 – Revenue Recognition.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. Our standard terms specify that shipment is FOB BioDrain and we will, therefore, recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of our STREAMWAY FMS units as well as shipments of cleaning solution kits. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our customers for a particular product.  Under our standard terms and conditions, there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer.  The customer’s right of return is limited only to our standard one-year warranty, whereby we replace or repair, at our option.  We believe it would be rare that the STREAMWAY FMS unit or significant quantities of cleaning solution kits may be returned. Additionally, since we buy both the STREAMWAY FMS units and cleaning solution kits from “turnkey” suppliers, we would have the right to replacements from the suppliers if this situation should occur.

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

Valuation of Intangible Assets.    We review identifiable intangible assets for impairment in accordance with ASC 350 – Intangibles – Goodwill and Other, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our intangible assets are currently solely the costs of obtaining trademarks and patents.  Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management's best estimate of the related risks and return at the time the impairment assessment is made.

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

All statements, other than statements of historical facts, included in this report regarding the Company’s growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. The Company does not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, the Company cannot assure potential investors that these plans, intentions or expectations will be achieved. The Company discloses important factors that could cause the Company’s actual results to differ materially from its expectations in the “Risk Factors” section of the Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission on March 22, 2013, and April 8, 2013, respectively. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our transactions since January 1, 2013 involving sales of our securities that were not registered under the Securities Act:

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

In February 2013, the Company issued 1,000,000 shares of common stock to an escrow account to secure a settlement agreement with a former note holder. The escrow agent releases 1/3 of the stock back to the Company once per year until the settlement is paid in full. If the Company prepays the balance due then all the stock remaining in escrow is released back to the Company. If the Company defaults, and cannot cure the default within the contracted time period, then the stock is released to the note holder toward payment of the settlement.

In February 2013, the Company issued 250,000 shares of common stock in agreement with an investor relations firm canceling their services.

In March 3013, the Company issued 230,332 shares of common stock to a vendor as part of a cash/stock settlement of their long term note with the Company.

In March 2013, the Company issued 7,142,858 shares of common stock as an equity bonus. Includes a warrant to purchase 7,142,858 shares of common stock at $.08 per share. Includes a warrant to purchase 3,571,429 shares of common stock at $.15 per share. Includes a warrant to purchase 190,476 shares of common stock at $.08 per share. Includes a warrant to purchase 380,952 shares of common stock at $.08 per share.

On April 22, 2013, the Company issued 200,000 shares of common stock to a former consultant exercising stock options with an exercise price of $.01.

On April 25, 2013, the Company issued 333,330 shares of common stock to the former CEO exercising stock options with an exercise price of $.01.

On May 7, 2013 the Company converted the notes issuing 1,116,082 aggregate shares of common stock at $.15 per share to the note holders. One of the note holders is Dr. Herschkowitz, a related party, who received 357,163 shares of common stock.

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

BIODRAIN MEDICAL, INC.

Date: May 15, 2013	By:	/s/ Joshua Kornberg Joshua Kornberg
President and Chief Executive Officer

Date: May 15, 2013	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

BIODRAIN MEDICAL, INC.

Form 10-Q

The quarterly period ended March 31, 2013

Exhibit No.	Description

10.1	Amended and Restated 2012 Stock Incentive Plan (filed on May 10, 2013 as an exhibit to our Registration Statement on Form S-8 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

* Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

