Form 10-Q
period 2013-06-30
Skyline Medical Inc.
filed 2013-08-14
CIK 1446159

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________________  to

Commission File Number: 000-54361

Skyline Medical Inc.

(Exact name of registrant as specified in its charter)

Minnesota	33-1007393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2915 Commers Drive, Suite 900	Eagan, Minnesota 55121
(Address of principal executive offices)	(Zip Code)

651-389-4800

(Registrant’s telephone number, including area code)

BioDrain Medical, Inc.
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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 8, 2013, the registrant had 121,952,831 shares of common stock, par value $.01 per share, outstanding.

SKYLINE MEDICAL INC.

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	3

Condensed Balance Sheets June 30, 2013 and December 31, 2012	3

Condensed Statements of Operations for the three-and six month periods ended June 30, 2013 and June 30, 2012 and for the period from April 23, 2002 (Inception) to June 30, 2013	4

Statement of Stockholders’ Deficit from April 23, 2002 (Inception) to June 30, 2013	5

Condensed Statements of Cash Flows for the six-month periods ended June 30, 2013 and June 30, 2012 and for the period from April 23, 2002 (Inception) to June 30, 2013	8

Notes to Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	35

Exhibit Index	36

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$137,066	$13,139
Accounts Receivable, net of Allowance for Doubtful Accounts of $0 in 2013 and $4,073 in 2012.	101,891	39,711
Inventories	108,036	145,209
Prepaid Expense and other assets	35,585	27,409
Total Current Assets	382,578	225,468

Fixed Assets, net	12,453	3,521
Intangibles, net	48,545	140,588

Total Assets	$443,576	$369,577

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current portion of convertible debt, net of discounts of $164,947 and $21,138 (See Note 6)	$978,843	$1,081,187
Convertible Notes Payable – Related Party (See Note 9)	597,282	-
Accounts payable	661,081	733,595
Accrued expenses	1,143,532	1,599,519
Deferred Revenue	5,000	-
Total Current Liabilities	3,385,738	3,414,301
Long-term convertible debt	-	89,300

Accrued Expenses	468,903	-
Liability for equity-linked financial instruments (See Note 8)	80,506	169,179

Stockholders' Deficit:
Common stock, $.01 par value, 300,000,000 authorized, 121,952,832 and 104,247,228 outstanding	1,219,529	1,042,473
Additional paid-in capital	17,857,072	14,945,435
Deficit accumulated during development stage	(22,568,172)	(19,291,111)
Total Stockholders' Deficit	(3,491,571)	(3,303,203)

Total Liabilities and Stockholders' Deficit	$443,576	$369,577

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					Period From April 23, 2002 (Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		To June 30,
	2013	2012	2013	2012	2013
Revenue	$150,856	$24,960	$278,583	$47,595	$580,017

Cost of goods sold	67,335	1,710	108,939	15,516	300,699

Gross Margin	83,521	23,250	169,644	32,079	279,318

General and administrative expense	888,133	1,950,974	2,711,216	2,516,695	18,461,579

Operations expense	204,928	148,563	409,395	218,300	2,699,976

Sales and marketing expense	108,593	29,164	195,562	61,064	1,254,017

Interest expense	126,654	89,271	222,206	144,758	1,148,662

Loss (gain) on valuation of equity-linked financial instruments	(69,251)	(58,947)	(88,673)	(59,597)	(716,743)

Total expense	1,259,057	2,159,025	3,446,705	2,881,221	22,847,490

Net income (loss) available to common shareholders	$(1,175,535)	$(2,135,775)	$(3,277,061)	$(2,849,142)	$(22,568,172)

Loss per common share basic and diluted	$(0.01)	$(0.04)	$(0.03)	$(0.06)	$(1.55)

Weighted average shares used in computation, basic and diluted	121,267,500	54,656,895	111,045,552	44,619,113	14,591,515

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

PERIOD FROM APRIL 23, 2002 (INCEPTION)

TO JUNE 30, 2013

	Shares	Amount	Paid-in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)	598,549	$5,985	$4,015	$-	$10,000

Issuance of common 10/23/02, $1.67/share	2,993	30	4,970		5,000
Net loss				(51,057)	(51,057)
Balance 12/31/02	601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)	23,942	239	161		400
Issuance of common 6/11&12,$1.67 (3)	21,548	216	34,784		35,000
Net loss				(90,461)	(90,461)
Balance 12/31/03	647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)	6,567	66	44		110
Net loss				(90,353)	(90,353)
Balance 12/31/04	653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)	14,964	150	100		250
Vested stock options and warrants			2,793		2,793
Net loss				(123,852)	(123,852)
Balance 12/31/05	668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16 & 8/8, $.0167 (6)	86,869	869	582		1,451
Issuance of common 10/19 & 23, $.0167 (7)	38,906	389	261		650
Issuance of common 12/01, $1.67 (8)	28,739	287	44,523		44,810
Vested stock options and warrants			13,644		13,644
Net loss				(273,026)	(273,026)
Balance 12/31/06	823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ $1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11 to 9/30, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)		-
Issuance of common due to anti-dilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)

Cumulative effect of adoption of EITF 07-5			(486,564)	6,654	(479,910)
Vested stock options and warrants			111,835		111,835
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in 2009, $.50	2,147,810	21,478	1,052,427		1,073,905
Capital contributions resulting from waivers of debt			84,600		84,600
Value of equity-linked financial instruments issued in connection with PPMs			(222,296)		(222,296)
Value of equity instruments issued with debt			30,150		30,150
Shares issued to consultant for fund raising	30,000	300	(300)		-
Shares issued upon conversion of debt and interest, $.27	935,446	9,354	247,100		256,454
Shares issued upon conversion of shareholder note, $.35	14,024	140	4,766		4,906
Net loss				(2,892,230)	(2,892,230)
Balance 12/31/09	11,383,121	$113,830	$3,573,507	$(6,029,368)	$(2,342,030)

Shares issued in 2010 under PPM, $.50	354,550	3,546	173,729		177,275
Shares issued to consultants for IR and consulting, $.50	374,090	3,741	183,304		187,045
Value of equity instruments issued for consulting services			354,602		354,602
Vested stock options and warrants			11,382		11,382
Value of equity-linked financial instruments issued in connection with PPM in first quarter			(25,553)		(25,553)
Shares issued in May 2010 to consultant, $.50	12,850	129	6,296		6,425
Shares issued in May 2010 to 2008 investors as a penalty for late registration, $.50	710,248	7,102	348,022		355,124
Value of equity instruments issued with debt			119,474		119,474
Value of equity-linked financial instruments issued in connection with PPM in second quarter			(31,332)		(31,332)
Value of equity-linked financial instruments issued in connection with PPM in third quarter			(31,506)		(31,506)
Shares issued in September 2010 under PPM, $.10	250,000	2,500	22,500		25,000
Shares issued to consultants in third quarter at $.22 per share	488,860	4,889	102,660		107,549
Shares issued in November 2010 upon exercise of warrants at $.135 per share	128,571	1,286	16,071		17,357
Shares issued in November 2010 to directors as compensation at $.15 per share	300,000	3,000	42,000		45,000
Vested stock options in fourth quarter			161,107		161,107
Equity instruments issued to consultants in fourth quarter			26,234		26,234
Net loss				(1,352,709)	(1,352,709)
Balance 12/31/2010	14,002,290	$140,023	$5,052,497	$(7,382,077)	$(2,189,557)

Value of equity instruments issued with debt in first quarter			47,908		47,908
Shares issued at $.075 per share under PPM	5,333,334	53,334	346,666		400,000
Shares issued at $.085 per share under PPM	1,882,353	18,823	141,177		160,000
Shares issued at $.09 per share under PPM	200,000	2,000	16,000		18,000
Shares issued at $.10 per share under PPM	150,000	1,500	13,500		15,000
Vested stock options and warrants in first quarter			1,937,638		1,937,638
Equity instruments issued to consultants in first quarter			91,504		91,504
Stock issued upon conversion of debt in first quarter	416,010	4,160	15,840		20,000
Stock issued to pay interest on debt	158,036	1,580	20,920		22,500
Shares issued at $.07 per share under PPM	1,071,429	10,715	64,285		75,000
Stock issued upon conversion of debt and interest	941,034	9,410	22,590		32,000
Equity instruments issued to consultants			12,256		12,256
Equity instruments issued to consultants			147,116		147,116
Restricted stock issued to consultants	822,842	8,228	46,772		55,000
Shares issued at $.06 per share under PPM	3,500,000	35,000	175,000		210,000
Shares issued at $.20 per share under PPM	1,375,000	13,750	261,250		275,000
Shares issued upon exercise of stock options at $.01	100,000	1,000			1,000
Shares issued at $.35 per share IR compensation	575,000	5,750	195,500		201,250
Equity instruments upon conversion of Accounts Payable			20,000		20,000
Shares issued to private investor at $.15 per share	1,546,667	15,467	216,533		232,000
Net loss				(4,486,879)	(4,486,879)
Balance 12/31/2011	32,074,000	$320,740	$8,844,952	$(11,868,956)	$(2,703,264)
Shares issued to institutional investor upon conversion of Note Payable at $.1342 per share	59,613	596	7,404		8,000
Shares issued to institutional investor upon conversion of Note Payable at $.13 per share	107,692	1,077	12,923		14,000
Shares issued to institutional investor upon conversion of Note Payable at $.088 per share	170,455	1,705	13,295		15,000
Shares issued to institutional investor upon conversion of Note Payable at $.0446 per share	343,348	3,433	12,567		16,000
Shares issued to institutional investor upon conversion of Note Payable at $.0446 per share	269,058	2,690	9,310		12,000
Shares issued to institutional investor upon conversion of Note Payable at $.0446 per share	268,670	2,687	7,313		10,000
Shares issued to institutional investor upon conversion of Note Payable at $.0397 per share	428,212	4,282	4,218		8,500
Shares issued to a private investor at $.065 per share	9,230,770	92,308	507,692		600,000
Shares issued for consulting to the then interim CEO at $.065 per share	300,000	3,000	16,500		19,500
Vested stock options and warrants			830,372		830,372
Shares issued to an institutional investor upon conversion of Note Payable at $.0286 per share	349,650	3,497	6,503		10,000
Shares issued to a private investor per a convertible note default at $.15 per share	7,500,000	75,000	1,050,000		1,125,000
Shares issued to a private investor at $.15 per share	263,333	2,633	36,867		39,500
Shares issued upon exercise of options at $.01 per share	412,963	4,130			4,130
Stock issued upon conversion of debt at $.15 per share	3,292,557	32,926	460,958		493,884
Stock issued upon conversion of debt at $.065 per share	2,850,754	28,508	156,791		185,299
Shares issued to private investor upon conversion of Note Payable at $.18 per share	316,898	3,169	53,873		57,042
Shares issued to private investor upon conversion of Note Payable at $.052 per share	1,147,078	11,471	48,063		59,534
Shares issued to private investor upon conversion of Note Payable at $.10 per share	565,834	5,658	50,926		56,584
Shares issued to a private investor upon conversion of Note Payable at $.032 per share	1,572,327	15,723	34,277		50,000
Shares issued to an institutional investor upon conversion of Note Payable at $.031 per share	387,097	3,871	8,129		12,000
Stock issued upon conversion of debt at $.15 per share	397,267	3,973	55,617		59,590
Shares issued to a Director as compensation at $.09 per share	277,778	2,778	22,222		25,000
Shares issued under PPM at $.07 per share	9,870,666	98,707	592,239		690,946
Shares issued to institutional investor upon conversion of Note Payable at $.0353 per share	509,915	5,099	12,901		18,000
Shares issued to a private investor upon conversion of Note Payable at $.032 per share	283,718	2,837	6,185		9,022
Shares issued to an institutional investor upon conversion of Note Payable at $.0297 per share including $11,021 of interest.	740,741	7,407	25,614		33,021
Shares issued at $.15 per share as Investor Relations compensation	625,000	6,250	87,500		93,750

Shares issued as settlement to remove anti-dilution agreement at $.065 per share	26,500,000	265,000	1,457,500		1,722,500
Shares issued in settlement with former COO at $.15 per share less shares cancelled at $.09 per share	803,701	8,037	134,296		142,333
Equity value for options and warrants			150,189		150,189
Shares issued at $.07 per share as Investor Relations compensation	300,000	3,000	18,000		21,000
Shares issued at $.15 per share as conversion of debt	157,088	1,571	21,992		23,563
Shares issued to a private investor exercising options at $.01 per share	71,826	718			718
Shares issued to debtors as compensation at $.10 per share	1,563,031	15,630	140,613		156,243
Value of equity instruments issued with debt			33,469		33,469
Shares issued upon conversion of Note Payable at $.07 per share	236,092	2,361	14,165		16,526
Share true-up to certified shareholders list per the stock transfer agency	100	1			1
Net loss				(7,422,155)	(7,422,155)
Balance at 12/31/2012	104,247,228	$1,042,473	$14,945,435	$(19,291,111)	$(3,303,203)
Shares issued to debtors as compensation at $.15 per share	290,143	2,901	40,620		43,521
Shares issued under PPM to five investors at $.07 per share	7,142,857	71,429	428,571		500,000
Shares issued to an escrow account underlying a debt agreement (11)	1,000,000	10,000			10,000
Shares issued to debtors as compensation at $.15 per share	230,332	2,303	32,247		34,550
Shares issued to an institutional investor at $.07 per share	7,142,858	71,429	428,571		500,000
Value of shares per an agreement with a former officer (12)			40,480		40,480
Vesting expense			1,378,090		1,378,090
Shares issued to consultant as compensation at $.067 per share	250,000	2,500	14,250		16,750
Value of Equity instruments issued with debt			392,556		392,556
Shares issued to former consultant exercising options at $.01 per share	200,000	2,000	-		2,000
Shares issued to former CEO exercising options at $.01 per share.	333,330	3,333	-		3,333
Shares issued upon conversion of four notes payable at $.15 per share	1,041,622	10,416	145,827		156,243
Shares issued for interest to the four notes payable at $.15 per share	74,462	745	10,425		11,170
Net loss				(3,277,061)	(3,277,061)
Balance at 6/30/13	121,952,832	1,219,529	17,857,072	(22,568,172)	(3,491,571)

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

See Notes to Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		April 23, 2002 (Inception)
	2013	2012	To June 30, 2013
Cash flow from operating activities:
Net loss	(3,277,061)	(2,849,142)	(22,568,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,482	457	152,126
Vested stock options and warrants	1,378,090	69,941	4,875,762
Equity instruments issued for management and consulting	67,230	1,877,750	5,856,998
Stock-based registration payments	-	-	355,124
Capital contributions resulting from waivers of debt	-	-	476,398
Amortization of debt discount	92,538	45,187	435,340
(Gain) loss on valuation of equity-linked instruments	(88,673)	(59,597)	(716,743)
Changes in assets and liabilities:
Accounts receivable	(62,180)	18,232	(101,891)
Inventories	37,173	813	(108,036)
Prepaid expense and other assets	(8,176)	(36,119)	(35,585)
Notes payable to shareholders		-	(14,957)
Accounts payable	(28,993)	177,236	1,689,846
Accrued expenses	(379,465)	111,137	1,338,224
Deferred Revenue	5,000	-	5,000
Net cash used in operating activities:	(2,123,035)	(644,105)	(8,360,566)
Cash flow from investing activities:
Purchase of fixed assets	(9,826)	-	(22,084)
Purchase of intangibles	(48,545)	-	(191,040)
Net cash used in investing activities	(58,371)	-	(213,124)

Cash flow from financing activities:
Proceeds from long-term and convertible debt	1,300,000	372,283	3,412,491
Repayment of convertible debt		-	(250,000)
Principal payments on long-term debt		-	(75,667)

Issuance of common stock	1,005,333	184,120	5,623,932
Net cash provided by (used in) financing activities	2,305,333	556,403	8,710,756

Net increase (decrease) in cash	123,927	(87,702)	137,066
Cash at beginning of period	13,139	122,985	-
Cash at end of period	137,066	35,283	137,066
Non cash transactions:

Conversion of debt to accrued liabilities	415,775		515,775
Common stock issued for accrued interest/bonus	23,394	99,784	241,564
Conversion of accounts payable to convertible debt	-	-	546,600
Common stock issued to satisfy debt	178,568	807,800	1,220,367
Stock/warrant issued to satisfy accounts payable/liabilities	43,521	244,890	482,165

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts presented at and for the six months ended June 30, 2013 and June 30, 2012 are unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Skyline Medical Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY® FMS products.

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

Since inception to June 30, 2013, the Company has raised approximately $5,624,000 in equity and $3,412,000 in debt financing, including $1,000,000 in equity and $1,300,000 in convertible debt in 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

Advertising

Advertising costs are expensed as incurred. There were no advertising expenses in the three and six months ended June 30, 2013 and June 30, 2012.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $75,264 and $0 for the three months ended June 30, 2013 and June 30, 2012, and $133,541 in the six months ended June 30, 2013 and $0 for the six months ended June 30, 2012.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13 Revenue Recognition and ASC 605-Revenue Recognition.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. The Company’s standard terms specify that shipment is FOB Skyline and the Company will, therefore, recognize revenue upon shipment in most cases. The Company recognizes revenue for trial base units when the customer signs our Terms and Conditions contract for the purchase of the trial unit. This revenue recognition policy applies to shipments of the STREAMWAY FMS units as well as shipments of cleaning solution kits. When these conditions are satisfied, the Company recognizes gross product revenue, which is the price it charges generally to its customers for a particular product. Under the Company’s standard terms and conditions, there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer. The customer’s right of return is limited only to the Company’s standard one-year warranty whereby the Company replaces or repairs, at its option, and it would be rare that the STREAMWAY FMS unit or significant quantities of cleaning solution kits may be returned. Additionally, since the Company buys both the STREAMWAY FMS units and cleaning solution kits from “turnkey” suppliers, the Company would have the right to replacements from the suppliers if this situation should occur.

Receivables

Receivables are reported at the amount the Company expects to collect on balances outstanding. The Company provides for probable uncollectible amounts through charges to earnings and credits to the valuation based on management’s assessment of the current status of individual accounts, changes to the valuation allowance have not been material to the financial statements.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	June 30,	December 31,
	2013	2012

Finished goods	$92,602	$91,008
Raw materials	15,434	39,543
Work-In-Process	0	14,658
Total	$108,036	$145,209

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

Intangible Assets

Intangible assets consist of patent costs. These assets are not subject to amortization until the property patented is in production. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified. The Company wrote off the entire STREAMWAY One product patent of $140,588 in June 2013. The balance represented intellectual property in the form of patents for our STREAMWAY One product. The Company’s new STREAMWAY Two product has a new provisional patent, see “Patents and Intellectual Property”.

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

Patents and Intellectual Property

On January 25, 2013, the Company filed a U.S. Provisional Patent Application, number 61756763. The provisional patent application is for a new model of the surgical fluid waste management system that has embodiments, based on our patent attorney’s recommendations that are patentable over all prior art and will not infringe on any existing patents. This provisional patent adds features that are novel and non-obvious over all BioDrain’s previously filed applications.

Subsequent Events

The former CEO and the Company had a dispute concerning stock options negated under the former CEO’s settlement agreement. The Company and the former CEO have entered into an amended settlement agreement whereby he will retain the 333,330 shares of common stock already exercised and the right to exercise options with respect to an additional 325,187 shares of common stock (as adjusted for two past reverse stock splits) at $.01 per share. Additionally, the Company agreed to pay the former CEO $20,000 in cash. In exchange the former CEO agreed to relinquish warrants to purchase an aggregate 800,000 shares of common stock.

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

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to August 8, 2013, 121,952,831 shares of common stock have been issued between par value and $1.67. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

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

The Company also issued $200,000 in convertible debt in June 2010 and issued a warrant, in connection with the debt, to purchase 1,111,112 shares of common stock at $.46 per share. The Company determined that the value of the June 2010 warrant is $96,613. This value is treated as a debt discount and amortized as additional interest expense over the 22-month term of the note.

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

In January 2013, in connection with a private placement offering the Company issued 8% convertible one year promissory notes in an aggregate principal amount of $300,000 convertible into 2,500,000 shares of common stock assuming a conversion rate of $.12 per share and five year warrants to purchase up to an aggregate of 2,500,000 shares of the corporation’s common stock at an exercise price of $.15 per share. The value of the notes are being treated as a debt discount with an aggregate discount of $77,644, and amortized as an additional interest expense over the twelve month term of the notes. In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $.12 per share.

In January and March 2013, in connection with a separate and new private placement offering we issued 7,142,857 shares of common stock at $.07 per share and warrants to purchase 7,142,857 shares of common stock at $.15 per share to 5 investors in return for their $500,000 investment in the Company.

On March 15, 2013 the Company completed the private sale of 7,142,858 shares of the Company’s common stock, par value $.01 per share, at $.07 per share for an aggregate purchase price of $500,000, warrants to purchase 7,142,858 shares of common stock at an exercise price of $.08 per share, and warrants to purchase 3,571,429 shares of common stock at an exercise price of $.15 per share.

In April 2013, the Company issued 200,000 shares of common stock, par value $.01 per share, at $.01 per share to a former consultant exercising options; the Company issued 333,330 shares of common stock, par value $.01 per share, at $.01 per share to the former CEO exercising options.

In May 2013, the Company converted four (4) notes totaling $156,243, plus $11,169 in interest; issued in November 2012, the noteholders received 1,116,084 shares of common stock, par value $.01, at $.10 per share. One of the noteholders is Dr. Samuel Herschkowitz who received 357,163 shares.

In May and June 2013, in connection with a private placement offering we issued 8% convertible one year promissory notes in an aggregate principal amount of $1,000,000 convertible into 6,000,000 shares of common stock assuming a conversion rate of $.18 per share and five year warrants to purchase up to an aggregate of 4,611,111 shares of the corporation’s common stock at an exercise price of $.198 per share. The value of the notes is net of discounts of $275,640 in 2013; due in May and June 2014. In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 444,444 shares of common stock at an exercise price of $.18 per share.

For grants of stock options and warrants in 2013 the Company used a 0.33% to 1.80% risk-free interest rate, 0% dividend rate, 59% volatility and estimated term of 5 years. Value computed using these assumptions ranged from $0.014261 to $0.036616 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price

Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	1.67	92,776	1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	1.67	121,278	1.04

Issued	1,243,292	0.20	5,075,204	0.45
Expired			(11,971)	3.76

Outstanding at December 31, 2008	1,291,174	0.26	5,184,511	0.45

Issued	205,000	0.37	2,188,302	0.65

Outstanding at December 31, 2009	1,496,174	0.27	7,372,813	0.49

Issued	2,210,000	0.17	3,435,662	0.34
Expired	(207,956)	0.43	(8,979)	1.67
Exercised			(128,571)	0.46

Outstanding at December 31, 2010	3,498,218	0.19	10,670,925	0.44

Issued	2,483,334	0.01	18,222,243	0.14
Expired	(83,941)	0.73	(2,010,917)	0.48
Exercised	(100,000)	0.01

Outstanding at December 31, 2011	5,797,611	0.11	26,882,251	0.23

Issued	9,514,286	0.08	11,688,166	0.15
Expired	(2,235,368)	0.11	(3,366,455)	0.50
Exercised	(412,963)	0.01	(71,826)	0.01

Outstanding at December 31, 2012	12,663,566	0.09	35,132,136	0.13
Issued	16,565,508	0.08	25,739,682	0.14
Expired	(1,030,070)	0.19	(4,217,216)	0.19
Exercised	(533,330)	0.01
Outstanding at June 30, 2013	27,665,674	$0.08	56,654,602	$0.15

(1)	Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008.

At June 30, 2013, 24,462,481 stock options are fully vested and currently exercisable with a weighted average exercise price of $0.08 and a weighted average remaining term of 9.15 years. All warrants are fully vested and exercisable. Stock-based compensation recognized for the six months ending June 2013 and June 2012 was $1,378,541 and $69,941, respectively. The Company has $230,882 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over a weighted average period of approximately 13 months.

The following summarizes the status of options and warrants outstanding at June 30, 2013:

Range of Exercise Prices		Shares	Weighted Average Remaining Life
Options:
	$0.01	650,000	6.79
	$0.017	325,187	4.93
	$0.065	20,000	9.70
	$0.07	214,286	9.19
	$0.075	14,400,000	9.71
	$0.079	1,740,508	9.72
	$0.08	9,300,000	9.13
	$0.088	400,000	8.57
	$0.15	410,000	5.93
	$0.17	5,000	9.86
	$0.35	75,000	0.87
	$0.585	125,693	0.75
Total		27,665,674

Warrants:
	$0.01	200,000	2.44
	$0.075	8,657,746	0.84
	$0.08	7,714,286	4.71
	$0.10	1,428,572	2.08
	$0.12	700,000	1.90
	$0.13	360,000	1.60
	$0.15	25,348,285	4.25
	$0.16	500,000	0.77
	$0.17	1,882,353	0.77
	$0.18	644,444	3.62
	$0.198	4,166,666	4.91
	$0.20	2,532,739	0.58
	$0.25	1,375,000	1.24
	$0.46	403,207	0.35
	$0.769	741,304	0.85
Total		56,654,602

(1) Includes stock options to purchase 543,292 shares (325,187 shares) reflecting two reverse stock splits in 2008 that should have been reflected.

Stock options and warrants expire on various dates from July 2013 to May 2023.

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

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of June 30, 2013 by year of grant:

Stock Options:
Year	Shares	Price
2008	450,880	$.01-.35
2009	75,000	.35
2010	410,000	.15
2011	650,000	.01
2012	9,514,286	.07 - .08
2013	16,565,508	.065 - .17
Total	27,665,674	$.01 - .35

Warrants:
Year	Shares	Price
2008	741,304	$.217 - .769
2009	193,207	.13-.46
2010	970,000	.01-.65
2011	18,122,243	.075-.25
2012	10,888,166	.10 - .20
2013	25,739,682	.08 - .198
Total	56,654,602	$.01-.769

NOTE 4 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,		Period from April 23, 2002 (Inception) to June 30,
	2013	2012	2013	2012	2013
Numerator:
Net loss available in basic and diluted calculation	$(1,175,535)	$(2,135,775)	$(3,277,061)	$(2,849,142)	$(22,568,172)

Denominator:
Weighted average common shares outstanding-basic	121,267,500	54,656,895	111,045,552	44,619,113	14,591,515

Effect of diluted stock options and warrants (1)

Weighted average common shares outstanding-diluted	121,267,500	54,656,895	111,045,552	44,619,113	14,591,515

Loss per common share-basic and diluted	$(0.01)	$(0.04)	$(0.03)	$(0.06)	$(1.55)

(1) The number of shares underlying options and warrants outstanding as of June 30, 2013 and June 30, 2012 are 84,320,276 and 84,210,232 respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

Federal and state income tax return operating loss carryovers as of June 30, 2013, were approximately $11,429,000 and will begin to expire in 2017.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012

Deferred Tax Asset:
Net Operating Loss	$2,667,000	$2,209,000
Other	21,000	73,000
Total Deferred Tax Asset	2,688,000	2,282,000
Less Valuation Allowance	2,688,000	2,282,000
Net Deferred Income Taxes	$—	$—

NOTE 6 – LONG-TERM DEBT

Long-term debt is as follows:

	June 30, 2013	December 31, 31, 2012
Note payable issued on October 26, 2009 with interest at 8% to March 31, 2012 and convertible into shares of common stock at $.35 per share. The note was renegotiated in February 2013.	-	100,000
Note payable issued on June 12, 2010 with interest at 12% to March 31, 2012, and convertible into common stock at $.18 per share. The note was renegotiated in February 2013.	-	200,000
Note payable issued on December 23, 2010 with interest at 12%, matures December 23, 2012 and is convertible into common stock at $.084 per share. The note was renegotiated in February 2013.	-	16,800
Note payable issued on September 21, 2010 with interest at 12%, matures December 23, 2012 and is convertible into common stock at $.18 per share. The note was renegotiated in February 2013.	-	32,000
Note payable issued January 1, 2011 to a law firm that accepted this note in full payment of their past due legal fees. The Note bears interest at 6%, matures December 31, 2014 and is convertible into common stock at $.15 per share. The note was renegotiated in March 2013.	-	89,300
On November 6, 2012 the Company issued four convertible notes at 20% interest, each, net of an aggregate discounts of $0 and $21,138; due on April 6, 2013. The four notes were converted into 1,041,622 shares at $.10 per share.	-	122,774
In January 2013, in connection with a private placement offering we issued convertible one year promissory notes that bear interest at 8%, in an aggregate principal amount of $300,000 convertible into 2,500,000 shares of common stock assuming a conversion rate of $.12 per share and five year warrants to purchase up to an aggregate of 2,500,000 shares of the corporation’s common stock at an exercise price of $.15 per share. The value of the notes are net discounts of $45,517 in 2013; due in January 2014. In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $.15 per share.	254,483		-
In May and June 2013, in connection with a private placement offering we issued convertible one year promissory notes that bear interest at 8%, in an aggregate principal amount of $1,000,000 convertible into 6,000,000 shares of common stock assuming a conversion rate of $.18 per share and five year warrants to purchase up to an aggregate of 4,611,111 shares of the corporation’s common stock at an exercise price of $.198 per share. The value of the notes is net discounts of $275,640 in 2013; due in May and June 2014. In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 444,444 shares of common stock at an exercise price of $.18 per share.	724,360
Total	$978,843	$560,874
Less amount due within one year	978,843	471,574
Long-Term Debt	$-	$89,300

Cash payments for interest were $26,205 for the six months ended June 30, 2013 and $0 for the six months ended June 30, 2012.

Principal payments required during the 12 month periods ending June 30:

2014	$1,300,000

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $35,159 and $26,084 through the six months ended June 30, 2013 and June 30, 2012, respectively.

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

The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5-year expected term, an expected volatility of 63%, an exercise price of $.46 per share, a stock price of $.35, a zero dividend rate and a 1.37% risk free interest rate. Subsequent to January 1, 2009 these warrants were re-valued at the end of each quarter and a gain or loss was recorded based upon their increase or decrease in value during the quarter. Likewise, new warrants that were issued during 2009 and 2010 were valued, using the Black-Scholes valuation model on their date of grant and an entry was made to reduce paid-in capital and increase the liability for equity-linked financial instruments. These warrants were also re-valued at the end of each quarter based upon their expected life, the stock price, the exercise price, assumed dividend rate, expected volatility and risk free interest rate. A significant reduction in the liability was realized in 2010 primarily due to a reduction from $.50 to $.22 per share in the underlying stock price. The Company realized a slight increase in the liability for existing warrants during the first quarter of 2012, and a large decrease in the liability for existing warrants in the second quarter of 2012 as many of the existing warrants expired and the spread of the remaining warrants between exercise and market price was more consistent. In the first and second quarters of 2013 there was a decrease in the liability primarily due to current expirations and the amount of warrants reaching expiration in the near term. The remaining warrants are set to expire between July 2013 and September 2015.

The inputs to the Black-Scholes model during 2009, 2010, 2011, 2012 and 2013 were as follows:

Stock price	$ .35 to $.50
Exercise price	$ .13 to $.50
Expected life	.01 to 2.2 years
Expected volatility	54% to 66%
Assumed dividend rate	- %
Risk-free interest rate	.13% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:

	Value at 12/31/09	2010 Gain (Loss)	Value at 12/31/10	2011 Gain (Loss)	Value at 12/31/2011	2012 Gain (Loss)	Value at12/31/2012	2013 Gain (Loss)	Value at 6/30/2013

January 1, 2009 adoption	$870,278	$868,772	$1,506	$(88,290)	$89,796	$(21,856)	$111,652	$82,481	$29,171
Warrants issued in quarter ended 6/30/2009	149,007	147,403	1,604	(4,689)	6,293	6,293	-	-	-
Warrants issued in quarter ended 9/30/2009	40,481	40,419	62	(1,562)	1,624	910	714	679	35
Warrants issued in quarter ended 12/31/2009	12,081	12,053	28	(724)	752	78	337	-	337

Warrants issued in quarter ended 3/31/2010		25,014	539	(5,571)	6,109	3,701	2,408	2,408	-
Warrants issued in quarter ended 6/30/2010		30,740	592	(6,122)	6,714	6,083	631	631	-
Warrants issued in quarter ended 9/30/2010		20,811	10,615	(44,160)	54,775	1,338	53,437	2,474	50,963
Total	$1,071,847	$1,145,212	$14,946	$(151,118)	$166,063	$(3,453)	$169,179	$86,673	$80,506

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

In connection with the extension of the due date for the convertible notes on March 6, 2013, the milestone fees were revised as follows. The following fees are payable to Dr. Herschkowitz in the event that the Company consummates the following series of transactions on or prior to December 31, 2013: (i) financing raising not less than $1 million, compensation of $75,000; (ii) a going private transaction, compensation of $200,000 and (iii) 3% of the gross proceeds of the NASDAQ underwriting, which payment shall under no circumstances be less than $200,000 or greater than $3,000,000. In May 2013 Dr. Herschkowitz received $75,000 after the Company surpassed raising $1 million.

As a result of the transactions under the Forbearance Agreement and other investments, Dr. Herschkowitz, SOK and their affiliates currently own shares of common stock and derivative securities representing beneficial ownership of more than 65% of the Company’s outstanding common stock, giving such parties significant control over election of the Board of Directors and other matters. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Additional Convertible Notes. On November 6, 2012, the Company issued and sold convertible promissory notes in the total principal amount of $156,243 to Dr. Herschkowitz and certain of his assignees. The Company issued to these parties an aggregate 1,562,430 shares of common stock in consideration of placement of the notes. The notes bear interest at a rate of 20% per annum and are secured by a security interest in the Company’s accounts receivable, patents and certain patent rights and are convertible into common stock upon certain mergers or other fundamental transactions at a conversion price based on the trading price prior to the transaction. The proceeds from this transaction were used to pay off approximately $155,000 in principal amount of secured indebtedness. The notes were converted in April 2013 into 1,041,622 shares of common stock at $.10 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in Minnesota in April 2002.  We are a development stage company manufacturing an environmentally conscientious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care.   Since our inception in 2002, we have invested significant resources into product development.  We believe that our success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to our wall-mounted Fluid Management System (“FMS”) and use of our proprietary cleaning fluid and filter kit.

We have two direct salespersons and an independent representative selling the STREAMWAY System, and expect to hire additional direct salespersons in 2013 as well as potentially reaching agreement with regional and/or national sales organizations. We have sold a number of systems and have recognized revenues from sales of our disposable procedure kits. We also have hundreds of trial procedures being performed on a monthly basis with institutions that have installed our Streamway System for a 30-60 day trial period. We have brought the manufacturing process in house and plan to supplement capacity through outside third party contract manufacturers.

Since inception, we have been unprofitable. We incurred net losses of approximately $3.3 million and $2.8 million for the six months ended June 30, 2013 and 2012, respectively and net losses of approximately $1.2 million and $2.1 million in the three month periods ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we had an accumulated deficit of approximately $22.6 million. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY FMS system and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product. We sold five STREAMWAY units in 2011, and another 17 to date.

The Company has completed the design of a STREAMWAY Two version of the STREAMWAY system which will provide a number of enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. The Company has purchase orders for pending sales of 43 STREAMWAY STREAMWAY Two units that we anticipate producing in the third quarter of 2013. The Company has installed first generation STREAMWAY units in hospitals for evaluation purposes, and all of those units installed for trial during 2013 have been purchased by the hospital. If purchased, at that time, the Company recognizes revenue for trial base units if the customer signs a binding contract for the purchase of the trial unit. The Company invoices the customer based upon a contracted price negotiated prior to the trial.

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources - Historical Financing” below. Our capital needs for the next 6 months are expected to be approximately $1 million because of our cash flow deficit. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. Our future cash requirements and the adequacy of available funds depend on our ability to sell our products. We will also continue to endeavor to negotiate to extend the maturity dates of our indebtedness, convert existing obligations into equity, settle such obligations or otherwise reduce their amounts. See “Liquidity and Capital Resources - Plan of Financing; Going Concern Qualification” below.

As a company still in development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Revenue. The Company recognized $278,583 of revenue in the six months ended June 30, 2013 and $47,595 in revenue in the six months ended June 30, 2012. The Company recognized $150,856 of revenue in the three months ended June 30, 2013 and $24,960 in revenue in the three months ended June 30, 2012.The revenue in the second quarter of 2013 included the sale of 6 STREAMWAY FMS systems plus disposables. The Company is no longer installing first generation STREAMWAY FMS units in hospitals for evaluation purposes, but has 4 units in trials with purchase orders for 43 STREAMWAY Two units that we anticipate producing in the third quarter.

Cost of sales. Cost of sales in the six months ended June 30, 2013 was $108,939 and $15,516 in the six months ended June 30, 2012. Cost of sales in the three months ended June 30, 2013 was $67,335 and $1,710 in the three months ended June 30, 2012. The gross profit margin was approximately 61% for both the hardware and the cleaning solution kits in the six months ended June 30, 2013, and 67% in the six months ended June 30, 2012. As revenues increase, gross margins will depend on various factors including manufacturing costs and volume purchasing discounts on both the equipment and the cleaning solution. As the year progresses we expect the revenue to cost relationship generally to improve from period to period.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses increased by $194,000 from the six months ended June 30, 2013 compared to June 30, 2012. Conversely General and Administrative (G&A) expenses decreased by $1,100,000 from the three months ended June 30, 2013 compared to June 30, 2012. The increase in the six month period was primarily due to an $180,000 increase in salaries due to the full time employment of a CEO and CFO for the full six month period in 2013; investor relations rose by $231,000 predominantly for firms hired to promote the Company’s improving position to institutional investors; legal fees were higher by $132,000 as a result of additional filings, private placements and other funding agreements; amortization expense increased by $140,588 as our intangible assets related to STREAMWAY One patents no longer have value. Lastly, stock based compensation increased by $639,716, mostly as a result of equity awards to officers and employees, but this and the aforementioned expenses were almost offset by a reduction of $1,179,786 in investors stock compensation. The decrease for three month period ended June 30, 2013 as compared to June 30, 2012 was primarily due to $1,399,065 of investor relations expense incurred in 2012. In an effort to reduce convertible debt, numerous agreements were negotiated since the second quarter of 2012, converting the debt to equity in the form of common stock. The decrease for the three month period was partially offset by increases in investor relation fees, $147,812, legal fees, $8,529, and salaries, $134,626.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased to $409,395 in the six months ended June 30, 2013 compared to $218,300 in the six months ended June 30, 2012. Operations expenses increased by $56,365 in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Both the year-to-date and quarter expenses were affected by the same expenses. Salaries increased $141,722 for the six months period and $69,859 in the three months period predominantly because the Company had a full time COO, but this was partially offset by reduced consulting fees of $99,903 for the six months period and $74,058 in the three months period since the COO was previously a consultant for the Company. The other major increase was due to research and development, which increased by $133,541 and $75,264, for the six month and three month periods, respectively.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased to $195,562 in the six months ended June 30, 2013 compared to $61,064 in the six months ended June 30, 2012. Sales and marketing expenses increased by $79,429 in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Both the year-to-date and quarter expenses were affected by the same expenses. Public Relations were up by $63,333 for the six months period and $42,833 for the three months periods because of a newly hired public relations firm in 2013. Salaries also increased by $31,614 and $24,530 in the six and three month’s periods, respectively, as an additional sales person was hired in April 2013. Commission expense has grown commensurate with sales, increasing by $13,837 and $12,302 in the six and three month’s periods, respectively.

Interest expense. Interest expense increased by $77,448 in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. There was an increase of $37,383 in interest expense in the three-month period. The higher interest is due to a combination of ongoing notes that have had a moderate reduction in principal and new agreements paying off previous notes at higher interest rates with higher principal balances.

The (Gain)/Loss on revaluation of equity-linked financial instruments reflected a gain of $88,673 in the six months ended June 30, 2013 compared to a gain of $59,597 in the six months ended June 30, 2012. The (Gain)/Loss on revaluation of equity-linked financial instruments reflected a gain of $69,251 in the three months ended June 30, 2013 compared to the $58,947 in the three months ended June 30, 2012. The increased gain in the current periods resulted from warrants moving closer to expiration.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $2,123,000 for the six months ended June 30, 2013 compared with net cash used of $644,000 for the June 2012 period. The $1,479,000 increase in cash used in operating activities was most affected by a $491,000 decrease in accruals particularly reduced payroll liabilities, as well as $206,000 reduction in payables.

Cash flows used in investing activities was $58,372 for 2013 and zero in 2012. Investments consisted of tablet computers for sales personnel and legal bills directly incurred for new patent protection.

Net cash provided by financing activities was $2,300,000 for June 2013 compared to net cash provided of $556,403 for June 2012. The increase in 2013 was primarily the result of selling $1,000,000 more in common stock in 2013 compared to 2012, and obtaining an additional $1,300,000 in convertible debt funding.  We expect to show additional cash provided by financing activities in the next few quarters provided we are successful in raising capital. See “Plan of Financing; Going Concern Qualification” below.

Capital Resources

We had a cash balance of $137,066 as of June 30, 2013. Since our inception, we have incurred significant losses. As of June 30, 2013, we had an accumulated deficit of approximately $22,600,000.

From inception to June 30, 2013, our operations have been funded through a bank loan and private convertible debt of approximately $3,412,000 and equity investments that totaled approximately $5,624,000. See “Historical Financing” below. Also, in January 2013, the Company raised an additional $300,000 from the sales of convertible notes and an additional $500,000 from the private sales of equity securities in January and March 2013. In March, the Company issued shares to an institutional investor for an additional $500,000. In June 2013, the Company raised an additional $1,000,000 from the sale of convertible notes. The funds from our October 2008 offering allowed us to complete the testing and certification of our FMS unit and to receive, on April 1, 2009, final FDA clearance. Management hired an investment banker in 2010 to raise an additional $3 to $5 million in new equity.  The banker was unable to raise the expected $500,000 by September 30, 2010 and the balance within three months, but we raised approximately $229,000 in equity and $605,000 in convertible debt in 2010, and $1,386,000 in equity and $525,000 in convertible debt in 2011 through alternative means.  In 2012, the Company converted $818,000 of debt into equity, raised $3,764,000 in equity and $1,053,000 in convertible debt. In the first two quarters of 2013 the company raised $1,300,000 in debt financing, and $1,000,000 in equity.

We are currently incurring operating expenses of approximately $150,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, we have approximately $3,386,000 in debts, liabilities and cash obligations that become due over the next 12 months. We believe that we will need to raise at least an aggregate of $1 million from future financing in order to have sufficient financial resources to fund our operations for the next 6 months because of our cash flow deficit.  We will attempt to raise these funds through equity or debt financing, alternative offerings or other means, and we will also endeavor to convert existing obligations into equity, settle such obligations or otherwise reduce their amounts. If successful we are planning significant capital investments, and we will have human resource additions over the next 6 months.

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

Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through September 30, 2013 after which additional financing will be needed to continue to satisfy our obligations.

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

The Company also raised an additional $300,000 from the sale of convertible notes in January 2013. Also, in January and March 2013, the Company raised an additional $500,000 from a second private sale of equity securities. In addition, in March 2013, the Company completed a further private sale of common stock for an aggregate purchase price of $500,000. In June 2013, the Company raised an additional $1,000,000 from the sale of convertible notes. See Note 3 to the Financial Statements.

Plan of Financing; Going Concern Qualification

We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations, sales and marketing, and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

We are currently incurring operating expenses of approximately $150,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, we have approximately $3,386,000 in debts, liabilities and cash obligations that become due over the next 12 months.

We may default on significant debt that becomes due on August 31, 2013 and may be unable to continue in business. We are currently indebted to Dr. Samuel Herschkowitz and SOK Partners, LLC pursuant to convertible promissory notes with balances of $240,000 and approximately $357,000, respectively, as of June 30, 2013. Pursuant to a Forbearance and Settlement Agreement with these parties dated August 15, 2012, as subsequently amended, the due date of these notes has been extended to August 31, 2013. Dr. Herschkowitz’ note is secured by substantially all of the assets of the Company. If we are unable to repay these notes as of August 31, 2013 and these parties do not convert their notes, we will be in default under the notes. In that case, Dr. Herschkowitz will have rights as a secured creditor with respect to the Company’s assets, which would include the right to seize the Company’s assets. Further, the Company also has other significant indebtedness. If the Company defaults on its debt, it may be forced to seek bankruptcy protection and may be unable to continue in business.

We believe that we will need to raise at least an aggregate of $1 million from future financing in order to have sufficient financial resources to fund our operations for the next 6 months because of our cash flow deficit. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. We will also continue to endeavor to negotiate to extend the maturity dates of our indebtedness, convert existing obligations into equity, settle such obligations or otherwise reduce their amounts. If we are planning significant capital investments, and we will have human resources additions over the next 6 months.  If we are unable to attend additional funds at reasonable rates or at all we will be required to substantially curtail our operations and could cease to operate in our current form.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. Our standard terms specify that shipment is FOB Skyline and we will, therefore, recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of our STREAMWAY FMS units as well as shipments of cleaning solution kits. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our customers for a particular product.  Under our standard terms and conditions, there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer.  The Company recognizes revenue for trial base units when the customer signs a binding contract for the purchase of the trial unit. The customer’s right of return is limited only to our standard one-year warranty, whereby we replace or repair, at our option.  We believe it would be rare that the STREAMWAY FMS unit or significant quantities of cleaning solution kits may be returned. Additionally, since we buy both the STREAMWAY FMS units and cleaning solution kits from “turnkey” suppliers, we would have the right to replacements from the suppliers if this situation should occur.

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

Valuation of Intangible Assets.    We review identifiable intangible assets for impairment in accordance with ASC 350 – Intangibles – Goodwill and Other, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our intangible assets are currently solely the costs of obtaining trademarks and patents.  Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management's best estimate of the related risks and return at the time the impairment assessment is made. The Company wrote off the entire STREAMWAY One product patent of $140,588 in June 2013. The balance represented intellectual property in the form of patents for our STREAMWAY One product. The Company’s new STREAMWAY Two product has a new provisional patent, see “Patents and Intellectual Property”.

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

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties related to the Company, many of which are beyond the Company’s control. The Company’s actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

•	Possible inability to raise sufficient additional capital to operate our business, causing our independent registered public accountant firm to indicate in their audit opinion, contained in our financial statements included our annual report on Form 10-K for the year ended December 31, 2012, that they have serious doubts about our ability to continue as a going concern;

•	We have approximately $3.4 million in debts, liabilities and cash obligations that become due over the next twelve months, including notes to major shareholders with aggregate balances of approximately $597,000 that are currently due August 31, 2013 and are secured by the Company’s patents and other assets;

•	We are subject to potential claims for past violations of shareholders’ preemptive rights, the amount of which claims is impossible to determine;

•	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;

•	Adverse economic conditions;

•	Adverse results of any legal proceedings;

•	The volatility of our operating results and financial condition;

•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel; and

•	Other specific risks that may be alluded to in this report.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The former CEO and the Company had a dispute concerning stock options negated under the former CEO’s settlement agreement. The Company and the former CEO have entered into an amended settlement agreement whereby he will retain the 333,330 shares of common stock already exercised and the right to exercise options with respect to an additional 325,187 shares of common stock at $.01 per share. Additionally, the Company agreed to pay the former CEO $20,000 in cash. In exchange the former CEO agreed to relinquish warrants to purchase an aggregate 800,000 shares of common stock.

ITEM 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 with the exception of the additional item described below.

Since our inception, a majority of our shares and other securities have been issued in violation of the preemptive rights of existing shareholders, which could result in claims against us.

It was recently brought to the attention of our management and board of directors that our company is subject to preemptive rights. The Minnesota Business Corporation Act (the “Act”) provides such rights to shareholders of a corporation, unless the corporation’s articles of incorporation “opt out” and deny them. Our company’s articles of incorporation have never denied preemptive rights or mentioned them in any way. Since our inception in 2002, our company has issued shares of common stock and other equity securities on numerous occasions to raise capital and for other purposes and, to our knowledge; we have never complied with the Minnesota preemptive rights statute in connection with such issuances. At our annual meeting scheduled for September 2013, we are seeking shareholder approval of a merger to reincorporate our company in Delaware. Upon the completion of that merger, shareholders will no longer have preemptive rights relating to any future issuances of securities.

In connection with previous issuances of securities, we may be subject to the claims of previous and current shareholders based on violations of their preemptive rights. With certain exceptions, each time our company has issued common stock, rights to purchase common stock or securities convertible into common stock, we were required to provide notice to existing shareholders of their preemptive rights and to afford them the opportunity to purchase their pro rata share of such securities before they were sold to other purchasers. The Act provides exemptions for specified types of issuances; however, management believes that such exemptions did not apply to most of the issuances of equity securities by our company. Therefore, we believe that since our inception, a majority of our shares and other equity securities have been issued in violation of the preemptive rights of then-existing shareholders. Management does not believe that it would be practicable to offer preemptive rights retroactively or to seek waivers of such rights, because we have been a publicly traded company since November 2009.

Shareholders who were denied preemptive rights in connection with the issuance of equity securities could seek various remedies, including issuing to such holders the right to purchase securities on the same terms such securities were sold to other purchasers or monetary damages based on the loss of the opportunity to purchase such securities. Further, the shareholders whose preemptive rights were not honored or the holders of the securities issued in violation of the rights could claim that such securities are invalid or could seek other remedies based on the courts’ powers to grant equitable remedies. The risk and magnitude of these claims are uncertain, because there is little legal authority on the application of the Minnesota preemptive rights statute. Further, there is little authority on the application of preemptive rights in cases involving public companies. We believe shareholders would have difficulty asserting claims relating to issuances more than six years ago, because a six year statute of limitations would generally apply under Minnesota law, subject to potential claims that certain transactions were not subject to the statute of limitations or that the six year period started at a later time. Although litigation is inherently uncertain and the strength of any defenses cannot be predicted with certainty, we intend to vigorously defend any potential claims, based in part on the following factors: (a) since November 2009, existing shareholders have had the ability to purchase freely tradable shares on the public markets, which has allowed them to purchase additional shares to maintain their percentage interests; (b) we would emphasize that any discount to the prevailing market prices or value of our shares on the dates of issuance of our equity securities related to lack of marketability, or in some cases to transactions expressly exempted from the Minnesota preemptive rights statute; (c) existing shareholders had knowledge of past issuances of securities, based on the public availability of our financial information since our first filing of a registration statement in November 2008 and our regular filing of periodic reports; and (d) we believe preemptive rights are intended to protect the rights of shareholders in privately held corporations. However, if current or former shareholders bring claims against the company for violations of preemptive rights, there can be no assurance that our company will not be subject to liability. Further, any other remedies granted by a court could have a material adverse effect on our company’s financial condition or results of operations, or could result in dilution to some existing shareholders if other shareholders are granted rights to purchase additional securities.

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

In March 2013, the Company issued 230,332 shares of common stock to a vendor as part of a cash/stock settlement of their long term note with the Company.

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

On May 7, 2013 the Company converted the notes issuing 1,116,082 aggregate shares of common stock at $.15 per share to the note holders. One of the note holder’s is Dr. Herschkowitz, a related party, who received 357,163 shares of common stock.

In May and June 2013, in connection with a private placement offering we issued 8% convertible one year promissory notes in an aggregate principal amount of $1,000,000 convertible into 6,000,000 shares of common stock assuming a conversion rate of $.18 per share and five year warrants to purchase up to an aggregate of 4,611,111 shares of the corporation’s common stock at an exercise price of $.198 per share. The value of the notes is net discounts of $275,640 in 2013; due in May and June 2014. In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 444,444 shares of common stock at an exercise price of $.18 per share.

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

SKYLINE MEDICAL INC.

Date: August 14, 2013	By:	/s/ Joshua Kornberg Joshua Kornberg
President and Chief Executive Officer

Date: August 14, 2013	By:	/s/ Bob Myers Bob Myers
Chief Financial Officer

EXHIBIT INDEX

SKYLINE MEDICAL INC.

Form 10-Q

The quarterly period ended June 30, 2013

Exhibit No.	Description

4.1	Skyline Medical Inc. Amended and Restated 2012 Stock Incentive Plan (1)

4.2	Form of Warrant issued as of June 6, 2013 (2)

10.1	Letter agreement, dated April 25, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and Skyline Medical Inc. (3)

10.2	Form of Convertible Promissory Note issued as of June 6, 2013 (2)

10.3	Amended and Restated Executive Employment Agreement with Joshua Kornberg, signed on June 17, 2013 and effective March 14, 2013 (4)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)     Filed on May 10, 2013 as an exhibit to our Registration Statement on Form S-8 (File No. 333-188510) and incorporated herein by reference.

(2)     Filed on June 12, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)     Filed on May 1, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)     Filed on June 18, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

