Form 10-Q
period 2013-09-30
Skyline Medical Inc.
filed 2013-11-14
CIK 1446159

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or
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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of  November 6, 2013, the registrant had 221,068,939 shares of common stock, par value $.01 per share, outstanding.

SKYLINE MEDICAL INC.

TABLE OF CONTENTS

Page No.
PART I.

Item 1. Condensed Financial Statements	3

Condensed Balance Sheets September 30, 2013 and December 31, 2012	3

Condensed Statements of Operations for the three-and nine month periods ended September 30, 2013 and September 30, 2012 and for the period from April 23, 2002 (Inception) to September 30, 2013	4

Statement of Stockholders’ Deficit from April 23, 2002 (Inception) to September 30, 2013	5

Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2013 and September 30, 2012 and for the period from April 23, 2002 (Inception) to September 30, 2013	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	35

Item 4. Mine Safety Disclosures	35

Item 5. Other Information	35

Item 6. Exhibits	35

Signatures	36

Exhibit Index	37

2

FINANCIAL INFORMATION
PART 1. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

SKYLINE MEDICAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$328,362	$13,139
Accounts Receivable, net of Allowance for Doubtful Accounts of $0 in 2013 and $4,073 in 2012.	83,191	39,711

Inventories	101,067	145,209
Prepaid Expense and other assets	34,462	27,409
Total Current Assets	547,082	225,468

Fixed Assets, net	37,491	3,521
Intangibles, net	52,074	140,588

Total Assets	$636,647	$369,577

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current portion of convertible debt, net of discounts of $0 and $21,138 (See Note 6)	$-	$1,081,187
Convertible Notes Payable – Related Party (See Note 9)	-	-

Accounts payable	636,085	733,595

Accrued expenses	744,089	1,599,519
Deferred Revenue	5,000	-
Total Current Liabilities	1,385,174	3,414,301
Long-term convertible debt	-	89,300

Accrued Expenses	444,902	-

Liability for equity-linked financial instruments (See Note 8)	15,219	169,179
Total Liabilities	1,845,295	3,672,780
Stockholders' Deficit:
Common stock, $.01 par value, 300,000,000 authorized, 219,640,021 and 104,247,228 outstanding	2,196,401	1,042,473

Additional paid-in capital	23,138,027	14,945,435

Deficit accumulated during development stage	(26,543,076)	(19,291,111)

Total Stockholders' Deficit	(1,208,648)	(3,303,203)

Total Liabilities and Stockholders' Deficit	$636,647	$369,577

See Notes to Condensed Financial Statements

3

SKYLINE MEDICAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period From April 23, 2002 (Inception)
	Three Months Ended September 30,		Nine Months Ended September 30,		To September 30,
	2013	2012	2013	2012	2013
Revenue	$107,835	$51,615	$386,418	$99,210	$687,852

Cost of goods sold	26,181	69,962	135,120	85,478	326,880

Gross Margin	81,654	(18,347)	251,298	13,732	360,972

General and administrative expense	3,195,589	2,518,114	5,906,805	5,034,810	21,657,168

Operations expense	354,027	300,719	763,422	519,019	3,054,003

Sales and marketing expense	164,712	13,508	357,274	74,572	1,418,729

Interest expense	407,516	23,703	629,722	168,462	1,556,178

Loss (gain) on valuation of equity-linked financial instruments	(65,287)	(18,678)	(153,960)	(78,275)	(782,030)

Total expense	4,056,557	2,837,366	7,503,263	5,718,587	26,904,048

Net income (loss) available to common shareholders	$(3,974,903)	$(2,855,713)	$(7,251,965)	$(5,704,855)	$(26,543,076)

Loss per common share basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.10)	$(1.63)

Weighted average shares used in computation, basic and diluted	136,728,212	79,467,603	126,664,802	55,370,243	16,302,589

See Notes to Condensed Financial Statements

4

SKYLINE MEDICAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
PERIOD FROM APRIL 23, 2002 (INCEPTION)
TO SEPTEMBER 30, 2013

	Shares	Amount	Paid- in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)	598,549	$5,985	$4,015	$-	$10,000

Issuance of common 10/23/02, $1.67/share	2,993	30	4,970		5,000
Net loss				(51,057)	(51,057)
Balance 12/31/02	601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)	23,942	239	161		400
Issuance of common 6/11&12,$1.67 (3)	21,548	216	34,784		35,000
Net loss				(90,461)	(90,461)
Balance 12/31/03	647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)	6,567	66	44		110
Net loss				(90,353)	(90,353)
Balance 12/31/04	653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)	14,964	150	100		250
Vested stock options and warrants			2,793		2,793
Net loss				(123,852)	(123,852)
Balance 12/31/05	668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16 & 8/8, $.0167 (6)	86,869	869	582		1,451
Issuance of common 10/19 & 23, $.0167 (7)	38,906	389	261		650
Issuance of common 12/01, $1.67 (8)	28,739	287	44,523		44,810
Vested stock options and warrants			13,644		13,644
Net loss				(273,026)	(273,026)
Balance 12/31/06	823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ $1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11 to 9/30, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)		-
Issuance of common due to anti-dilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)
Cumulative effect of adoption of EITF 07-5			(486,564)	6,654	(479,910)
Vested stock options and warrants			111,835		111,835
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in 2009, $.50	2,147,810	21,478	1,052,427		1,073,905
Capital contributions resulting from waivers of debt			84,600		84,600
Value of equity-linked financial instruments issued in connection with PPMs			(222,296)		(222,296)
Value of equity instruments issued with debt			30,150		30,150
Shares issued to consultant for fund raising	30,000	300	(300)		-
Shares issued upon conversion of debt and interest, $.27	935,446	9,354	247,100		256,454
Shares issued upon conversion of shareholder note, $.35	14,024	140	4,766		4,906
Net loss				(2,892,230)	(2,892,230)
Balance 12/31/09	11,383,121	$113,830	$3,573,507	$(6,029,368)	$(2,342,030)

Shares issued in 2010 under PPM, $.50	354,550	3,546	173,729		177,275
Shares issued to consultants for IR and consulting, $.50	374,090	3,741	183,304		187,045
Value of equity instruments issued for consulting services			354,602		354,602
Vested stock options and warrants			11,382		11,382
Value of equity-linked financial instruments issued in connection with PPM in first quarter			(25,553)		(25,553)
Shares issued in May 2010 to consultant, $.50	12,850	129	6,296		6,425
Shares issued in May 2010 to 2008 investors as a penalty for late registration, $.50	710,248	7,102	348,022		355,124
Value of equity instruments issued with debt			119,474		119,474
Value of equity-linked financial instruments issued in connection with PPM in second quarter			(31,332)		(31,332)
Value of equity-linked financial instruments issued in connection with PPM in third quarter			(31,506)		(31,506)
Shares issued in September 2010 under PPM, $.10	250,000	2,500	22,500		25,000
Shares issued to consultants in third quarter at $.22 per share	488,860	4,889	102,660		107,549
Shares issued in November 2010 upon exercise of warrants at $.135 per share	128,571	1,286	16,071		17,357
Shares issued in November 2010 to directors as compensation at $.15 per share	300,000	3,000	42,000		45,000
Vested stock options in fourth quarter			161,107		161,107
Equity instruments issued to consultants in fourth quarter			26,234		26,234
Net loss				(1,352,709)	(1,352,709)
Balance 12/31/2010	14,002,290	$140,023	$5,052,497	$(7,382,077)	$(2,189,557)

Value of equity instruments issued with debt in first quarter			47,908		47,908
Shares issued at $.075 per share under PPM	5,333,334	53,334	346,666		400,000
Shares issued at $.085 per share under PPM	1,882,353	18,823	141,177		160,000
Shares issued at $.09 per share under PPM	200,000	2,000	16,000		18,000
Shares issued at $.10 per share under PPM	150,000	1,500	13,500		15,000
Vested stock options and warrants in first quarter			1,937,638		1,937,638
Equity instruments issued to consultants in first quarter			91,504		91,504
Stock issued upon conversion of debt in first quarter	416,010	4,160	15,840		20,000
Stock issued to pay interest on debt	158,036	1,580	20,920		22,500
Shares issued at $.07 per share under PPM	1,071,429	10,715	64,285		75,000
Stock issued upon conversion of debt and interest	941,034	9,410	22,590		32,000
Equity instruments issued to consultants			12,256		12,256
Equity instruments issued to consultants			147,116		147,116
Restricted stock issued to consultants	822,842	8,228	46,772		55,000
Shares issued at $.06 per share under PPM	3,500,000	35,000	175,000		210,000
Shares issued at $.20 per share under PPM	1,375,000	13,750	261,250		275,000
Shares issued upon exercise of stock options at $.01	100,000	1,000			1,000
Shares issued at $.35 per share IR compensation	575,000	5,750	195,500		201,250
Equity instruments upon conversion of Accounts Payable			20,000		20,000
Shares issued to private investor at $.15 per share	1,546,667	15,467	216,533		232,000
Net loss				(4,486,879)	(4,486,879)
Balance 12/31/2011	32,074,000	$320,740	$8,844,952	$(11,868,956)	$(2,703,264)

Shares issued to institutional investor upon conversion of Note Payable at $.1342 per share	59,613	596	7,404		8,000
Shares issued to institutional investor upon conversion of Note Payable at $.13 per share	107,692	1,077	12,923		14,000
Shares issued to institutional investor upon conversion of Note Payable at $.088 per share	170,455	1,705	13,295		15,000
Shares issued to institutional investor upon conversion of Note Payable at $.0446 per share	343,348	3,433	12,567		16,000
Shares issued to institutional investor upon conversion of Note Payable at $.0446 per share	269,058	2,690	9,310		12,000
Shares issued to institutional investor upon conversion of Note Payable at $.0446 per share	268,670	2,687	7,313		10,000
Shares issued to institutional investor upon conversion of Note Payable at $.0397 per share	428,212	4,282	4,218		8,500
Shares issued to a private investor at $.065 per share	9,230,770	92,308	507,692		600,000
Shares issued for consulting to the then interim CEO at $.065 per share	300,000	3,000	16,500		19,500
Vested stock options and warrants			830,372		830,372
Shares issued to an institutional investor upon conversion of Note Payable at $.0286 per share	349,650	3,497	6,503		10,000
Shares issued to a private investor per a convertible note default at $.15 per share	7,500,000	75,000	1,050,000		1,125,000
Shares issued to a private investor at $.15 per share	263,333	2,633	36,867		39,500
Shares issued upon exercise of options at $.01 per share	412,963	4,130			4,130
Stock issued upon conversion of debt at $.15 per share	3,292,557	32,926	460,958		493,884
Stock issued upon conversion of debt at $.065 per share	2,850,754	28,508	156,791		185,299
Shares issued to private investor upon conversion of Note Payable at $.18 per share	316,898	3,169	53,873		57,042
Shares issued to private investor upon conversion of Note Payable at $.052 per share	1,147,078	11,471	48,063		59,534
Shares issued to private investor upon conversion of Note Payable at $.10 per share	565,834	5,658	50,926		56,584
Shares issued to a private investor upon conversion of Note Payable at $.032 per share	1,572,327	15,723	34,277		50,000
Shares issued to an institutional investor upon conversion of Note Payable at $.031 per share	387,097	3,871	8,129		12,000
Stock issued upon conversion of debt at $.15 per share	397,267	3,973	55,617		59,590
Shares issued to a Director as compensation at $.09 per share	277,778	2,778	22,222		25,000
Shares issued under PPM at $.07 per share	9,870,666	98,707	592,239		690,946
Shares issued to institutional investor upon conversion of Note Payable at $.0353 per share	509,915	5,099	12,901		18,000
Shares issued to a private investor upon conversion of Note Payable at $.032 per share	283,718	2,837	6,185		9,022
Shares issued to an institutional investor upon conversion of Note Payable at $.0297 per share including $11,021 of interest.	740,741	7,407	25,614		33,021
Shares issued at $.15 per share as Investor Relations compensation	625,000	6,250	87,500		93,750
Shares issued as settlement to remove anti-dilution agreement at $.065 per share	26,500,000	265,000	1,457,500		1,722,500
Shares issued in settlement with former COO at $.15 per share less shares cancelled at $.09 per share	803,701	8,037	134,296		142,333
Equity value for options and warrants			150,189		150,189
Shares issued at $.07 per share as Investor Relations compensation	300,000	3,000	18,000		21,000
Shares issued at $.15 per share as conversion of debt	157,088	1,571	21,992		23,563
Shares issued to a private investor exercising options at $.01 per share	71,826	718			718
Shares issued to debtors as compensation at $.10 per share	1,563,031	15,630	140,613		156,243
Value of equity instruments issued with debt			33,469		33,469
Shares issued upon conversion of Note Payable at $.07 per share	236,092	2,361	14,165		16,526
Share true-up to certified shareholders list per the stock transfer agency	100	1			1
Net loss				(7,422,155)	(7,422,155)
Balance at 12/31/2012	104,247,228	$1,042,473	$14,945,435	$(19,291,111)	$(3,303,203)

Shares issued to debtors as compensation at $.15 per share	290,143	2,901	40,620		43,521
Shares issued under PPM to five investors at $.07 per share	7,142,857	71,429	428,571		500,000
Shares issued to an escrow account underlying a debt agreement (11)	1,000,000	10,000			10,000
Shares issued to debtors as compensation at $.15 per share	230,332	2,303	32,247		34,550
Shares issued to an institutional investor at $.07 per share	7,142,858	71,429	428,571		500,000
Value of shares per an agreement with a former officer (12)			40,480		40,480
Vesting expense			1,585,518		1,585,518
Shares issued to consultant as compensation at $.067 per share	250,000	2,500	14,250		16,750
Value of Equity instruments issued with debt			392,556		392,556
Shares issued to former consultant exercising options at $.01 per share	200,000	2,000	-		2,000
Shares issued to former CEO exercising options at $.01 per share.	333,330	3,333	-		3,333
Shares issued upon conversion of four notes payable at $.15 per share	1,041,622	10,416	145,827		156,243
Shares issued for interest to the four notes payable at $.15 per share	74,462	745	10,425		11,170
Shares issued for cashless exercise of warrants at $.12 per share	277,778	2,778			2,778
Shares issued for cashless exercise of warrants at $.16 per share	163,334	1,633			1,633
Shares issued for cashless exercise of warrants at $.15 per share	632,708	6,327			6,327
Shares issued for cashless exercise of warrants at $.20 per share	261,848	2,618			2,618
Shares issued to 24 warrant holders exercised at a reduced price for $.10 per share	10,444,898	104,449	940,041		1,044,490
Shares issued to 4 PPM investors converting notes at $.12 per share	2,637,534	26,375	290,129		316,504
Shares issued to 10 PPM investors converting notes at $.18 per share	5,405,431	54,054	966,146		1,020,200
Shares issued to consultant as compensation at $.38 per share	150,000	1,500	55,500		57,000
Shares issued for two note conversions at $.014 per share	71,066,331	710,663	284,265		994,928
Shares issued for warrant exercise at $.15 per share	1,071,429	10,715	150,000		160,715
Shares issued cashless exercise of warrants at $.075	4,527,947	45,280			45,280
Shares issued to an investor for a cashless exercise of warrants at $.17 per share	204,306	2,044			2,044
Shares issued to one investor for cashless warrant exercise at $.075 per share	231,023	2,310			2,310
Shares issued to former Board Directors as compensation at $.325 per share	100,000	1,000	99,000		100,000
Reduced warrant exercise compensation expense			2,140,946		2,140,946
Options issued as part of employee bonus			147,500		147,500
Shares issued to one investor for cashless warrant exercised at $.12 per share	277,778	2,778			2,778
Shares issued for cashless warrant exercise at $.13 per share	234,844	2,348			2,348
Net loss				(7,251,965)	(7,251,965)
Balance at 9/30/13	219,640,021	$2,196,401	$23,138,027	$(26,543,076)	$(1,208,648)

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

See Notes to Financial Statements

SKYLINE MEDICAL INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		April 23, 2002 (Inception)
	2013	2012	To September 30, 2013
Cash flow from operating activities:
Net loss	(7,251,965)	(5,704,855)	(26,543,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,409	768	167,053
Compensation Expense for stock options and warrants	3,791,802	663,770	7,289,474
Equity instruments issued for management and consulting	137,230	3,775,250	5,926,998
Stock-based registration payments	-	-	355,124
Capital contributions resulting from waivers of debt	-	-	476,398
Amortization of debt discount	413,695	45,187	756,497
(Gain) loss on valuation of equity-linked instruments	(153,960)	(78,275)	(782,030)
Changes in assets and liabilities:
Accounts receivable	(43,480)	10,475	(83,191)
Inventories	44,142	(36,811)	(101,067)
Prepaid expense and other assets	(7,053)	7,141	(34,462)
Notes payable to shareholders		-	(14,957)
Accounts payable	3,012	387,294	1,721,851
Accrued expenses	(430,998)	149,347	1,286,691
Deferred Revenue	5,000	-	5,000
Net cash used in operating activities:	(3,336,166)	(780,709)	(9,573,697)
Cash flow from investing activities:
Purchase of fixed assets	(49,791)	-	(62,049)
Purchase of intangibles	(52,074)	-	(194,569)
Net cash used in investing activities	(101,865)	-	(256,618)

Cash flow from financing activities:
Proceeds from long-term and convertible debt	1,542,718	372,284	3,655,209
Repayment of convertible debt		(50,000)	(250,000)
Principal payments on long-term debt		-	(75,667)

Issuance of common stock	2,210,536	437,576	6,829,135
Net cash provided by financing activities	3,753,254	759,860	10,158,677

Net increase (decrease) in cash	315,223	(20,849)	328,362
Cash at beginning of period	13,139	122,985	-
Cash at end of period	328,362	102,136	328,362
Non cash transactions:

Conversion of debt to accrued liabilities	415,775		515,775
Common Stock/Options issued for accrued liabilities	395,304	99,784	613,474
Conversion of accounts payable to convertible debt	-	-	546,600
Common stock issued to satisfy debt	2,318,568	807,800	3,538,935
Stock/warrant issued to satisfy accounts payable/liabilities	100,521	395,078	539,165

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Amounts presented at and for the nine months ended September 30, 2013 and September 30, 2012 are unaudited)

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

Since inception to September 30, 2013, the Company has raised approximately $6,829,000 in equity and $3,655,000 in debt financing, including $2,211,000 in equity and $1,543,000 in convertible debt in 2013.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

Advertising

Advertising costs are expensed as incurred. There were no advertising expenses in the three and nine months ended September 30, 2013 and September 30, 2012.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $73,621 and $4,818 for the three months ended September 30, 2013 and September 30, 2012, and $207,162 in the nine months ended September 30, 2013 and $4,818 for the nine months ended September 30, 2012.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	September 30,	December 31,
	2013	2012
Finished goods	$85,958	$91,008
Raw materials	15,109	39,543
Work-In-Process	0	14,658
Total	$101,067	$145,209

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

Intangible Assets

Intangible assets consist of patent costs. These assets are not subject to amortization until the property patented is in production. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified. The Company wrote off the entire STREAMWAY I product patent of $140,588 in June 2013. The balance represented intellectual property in the form of patents for our STREAMWAY I product. The Company’s new STREAMWAY II product has a new provisional patent.  See “Patents and Intellectual Property”.

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

Patents and Intellectual Property

On January 25, 2013, the Company filed a U.S. Provisional Patent Application, number 61756763.  The provisional patent application is for a new model of the surgical fluid waste management system that has embodiments, based on our patent attorney’s recommendations that are patentable over all prior art and will not infringe on any existing patents. This provisional patent adds features that are novel and non-obvious over all the Company’s previously filed applications.

Subsequent Events

The former CEO and the Company had a dispute concerning stock options negated under the former CEO’s settlement agreement. The Company and the former CEO have entered into an amended settlement agreement whereby he will retain the 333,330 shares of common stock already exercised and the right to exercise options with respect to an additional 325,187 shares of common stock (as adjusted for two past reverse stock splits) at $.01 per share. Additionally, the Company agreed to pay the former CEO $20,000 in cash in two installments.  In exchange the former CEO agreed to relinquish warrants to purchase an aggregate 800,000 shares of common stock. The settlement agreement was signed in September 2013, and the final payment was remitted in October 2013.

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

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to  November 6, 2013,  221,068,939 shares of common stock have been issued between par value and $1.67. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

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

Warrants issued in connection with the $100,000 convertible debt that closed March 1, 2007 created a debt discount of $40,242 that was amortized as additional interest over its 5-year term. Warrants issued in connection with the $170,000 convertible “bridge” debt that closed in July 2007 created a calculated debt discount of $92,700 that was fully expensed over its loan term that matured April 30, 2008.

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

In January 2011, the Company issued three convertible notes of $50,000 each and also issued warrants to purchase 1,595,239 common shares at $.20 per share. The value of the warrants was determined to be $47,908 and was treated as a debt discount and amortized as additional interest expense over the 24-month term of the notes.

For grants of stock options and warrants in 2011 the Company used a 0.34 to 2.44% risk-free interest rate, 0% dividend rate, 54-66% volatility and estimated term of 3 to 10 years.   Values computed using these assumptions ranged from $0.0126 to $0.3412 per share.

In November 2012, the Company issued four convertible notes of $27,500, $27,500, $51,243 and $50,000, respectively. The note holders were issued shares of our common stock at $.10 per share value as bonus equity in consideration for the notes. Though short term the value of the notes were treated as a debt discount with an aggregate discount of $33,469 and amortized as additional interest expense over the six month term of the notes.

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

In May 2013, the Company converted four (4) notes totaling $156,243, plus $11,169 in interest; issued in November 2012, the noteholders received 1,116,084 shares of common stock, par value $.01, at $.10 per share. One of the noteholders was Dr. Samuel Herschkowitz who received 357,163 shares.

In May and June 2013, in connection with a private placement offering we issued 8% convertible one year promissory notes in an aggregate principal amount of $1,000,000 convertible into 6,000,000 shares of common stock assuming a conversion rate of $.18 per share and five year warrants to purchase up to an aggregate of 4,611,111 shares of the corporation’s common stock at an exercise price of $.198 per share. The value of the notes was net of discounts of $275,640 in 2013; due in May and June 2014. In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 444,444 shares of common stock at an exercise price of $.18 per share.

In August and September 2013 the Company entered into agreements with holders of certain of its outstanding warrants to purchase the Company’s common stock to amend the exercise price of the warrants to $0.10 per share in connection with the agreement of each such holder to exercise the warrants in full.  Prior to the amendments, the exercise prices of such warrants ranged from $0.15 to $0.46 per share. Twenty-four warrants were exercised with a reduced exercise price, and nineteen warrants were exercised pursuant to a net exercise provision.  Together, such warrant exercises resulted in aggregate cash proceeds of $1,044,490 to the Company, and the issuance of an aggregate of 10,444,898 shares of Common Stock through the reduced warrant exercise and 6,533,788 shares which were issued pursuant to a net exercise provision.

For grants of stock options and warrants in 2013 the Company used a 0.33% to 1.80% risk-free interest rate, 0% dividend rate, 59% volatility and estimated term of 5 years.  Value computed using these assumptions ranged from $0.014 to $0.037 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	1.67	92,776	1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	1.67	121,278	1.04

Issued	1,243,292	0.20	5,075,204	0.45
Expired			(11,971)	3.76

Outstanding at December 31, 2008	1,291,174	0.26	5,184,511	0.45

Issued	205,000	0.37	2,188,302	0.65

Outstanding at December 31, 2009	1,496,174	0.27	7,372,813	0.49

Issued	2,210,000	0.17	3,435,662	0.34
Expired	(207,956)	0.43	(8,979)	1.67
Exercised			(128,571)	0.46

Outstanding at December 31, 2010	3,498,218	0.19	10,670,925	0.44

Issued	2,483,334	0.01	18,222,243	0.14
Expired	(83,941)	0.73	(2,010,917)	0.48
Exercised	(100,000)	0.01

Outstanding at December 31, 2011	5,797,611	0.11	26,882,251	0.23

Issued	9,514,286	0.08	11,688,166	0.15
Expired	(2,235,368)	0.11	(3,366,455)	0.50
Exercised	(412,963)	0.01	(71,826)	0.01

Outstanding at December 31, 2012	12,663,566	0.09	35,132,136	0.13

Issued	17,515,784	0.082	25,739,682	0.12
Expired	(1,059,995)	0.26	(6,811,207)	0.19
Exercised	(533,330)	0.01	(18,050,115)	0.10
Outstanding at September 30, 2013	28,586,025	$0.08	36,010,496	$0.14

(1)	Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008.

At September 30, 2013, 27,554,925 stock options are fully vested and currently exercisable with a weighted average exercise price of $0.08 and a weighted average remaining term of 9.00 years. All warrants are fully vested and exercisable. Stock-based compensation recognized for the nine months ending September 2013 and September 2012 was $1,585,518 and $663,770, respectively.  The Company has $146,538 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over a weighted average period of approximately 13 months.

The following summarizes the status of options and warrants outstanding at September 30, 2013:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options:
$0.01	650,000	6.57
$0.017	325,187	4.68
$0.065	20,000	9.45
$0.07	214,286	8.94
$0.075	14,400,000	9.46
$0.079	1,740,508	9.47
$0.08	9,300,000	8.88
$0.088	400,000	8.32
$0.1325	226,415	9.79
$0.14	242,857	9.79
$0.15	676,666	7.41
$0.17	5,000	9.61
$0.318	94,338	10.00
$0.33	100,000	9.99
$0.3415	20,000	10.00
$0.35	75,000	0.62
$0.585	95,768	0.70
Total	28,586,025

Warrants:
$0.01	200,000	2.19
$0.075	2,883,334	1.15
$0.08	7,714,286	4.45
$0.10	1,428,572	0.59
$0.12	200,000	5.78
$0.15	16,648,284	4.25
$0.16	150,000	0.80
$0.17	1,294,118	0.53
$0.18	533,333	3.08
$0.198	1,770,833	4.66
$0.20	1,437,500	0.47
$0.25	1,375,000	0.99
$0.46	83,207	0.56
$0.769	342,029	0.75
Total	36,010,496

Stock options and warrants expire on various dates from January 2014 to September 2023.

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

An increase form 300 million to 800 million authorized shares, and an amendment of the Company’s 2012 Stock Incentive Plan to increase the reserve of shares authorized for issuance to 100 million shares was approved at the September 10, 2013 annual meeting

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of September 30, 2013 by year of grant:

Stock Options:
Year	Shares	Price
2008	420,955	$.017 -.58
2009	75,000.35
2010	410,000.15
2011	650,000.01
2012	9,514,286	.07 - .08
2013	17,515,784	.065 - .3415
Total	28,586,025	$.01 - .58

Warrants:
Year	Shares	Price
2008	342,029	$.769
2009	83,207.46
2010	400,000	.01 - .20
2011	9,764,357	.075-.25
2012	5,352,451	.15 - .20
2013	20,068,452	.08 - .198
Total	36,010,496	$.01-.769

NOTE 4 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from April 23, 2002 (Inception) to September 30,
	2013	2012	2013	2012	2013
Numerator:
Net loss available in basic and diluted calculation	$(3,974,903)	$(2,855,713)	$(7,251,965)	$(5,704,855)	$(26,543,076)

Denominator:
Weighted average common shares outstanding-basic	136,728,212	79,467,603	126,664,802	55,370,243	16,302,589

Effect of diluted stock options and warrants (1)

Weighted average common shares outstanding-diluted	136,728,212	79,467,603	126,664,802	55,370,243	16,302,589

Loss per common share-basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.10)	$(1.63)

(1) The number of shares underlying options and warrants outstanding as of September 30, 2013 and September 30, 2012 are 64,596,521 and 45,250,929 respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

Federal and state income tax return operating loss carryovers as of September 30, 2013, were approximately $11,723,000 and will begin to expire in 2017.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012

Deferred Tax Asset:
Net Operating Loss	$2,735,000	$2,209,000
Other	21,000	73,000
Total Deferred Tax Asset	2,756,000	2,282,000
Less Valuation Allowance	2,756,000	2,282,000
Net Deferred Income Taxes	$—	$—

NOTE 6 – LONG-TERM DEBT

Long-term debt is as follows:

	September 30, 2013	December 31, 2012
Note payable issued on October 26, 2009 with interest at 8% to March 31, 2012 and convertible into shares of common stock at $.35 per share. The note was renegotiated in February 2013.	-	100,000
Note payable issued on June 12, 2010 with interest at 12% to March 31, 2012, and convertible into common stock at $.18 per share. The note was renegotiated in February 2013.	-	200,000
Note payable issued on December 23, 2010 with interest at 12%, matures December 23, 2012 and is convertible into common stock at $.084 per share. The note was renegotiated in February 2013.	-	16,800
Note payable issued on September 21, 2010 with interest at 12%, matures December 23, 2012 and is convertible into common stock at $.18 per share. The note was renegotiated in February 2013.	-	32,000
Note payable issued January 1, 2011 to a law firm that accepted this note in full payment of their past due legal fees. The Note bears interest at 6%, matures December 31, 2014 and is convertible into common stock at $.15 per share. The note was renegotiated in March 2013.	-	89,300
On November 6, 2012 the Company issued four convertible notes at 20% interest, each, net of an aggregate discounts of $0 and $21,138; due on April 6, 2013. The four notes were converted into 1,041,622 shares at $.10 per share.	-	122,774
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
    of 200,000 shares of common stock at an exercise price of $.15 per share. All of the notes were converted in September 2013 resulting in 2,637,534 shares of common stock issued at $.12 per share.
	-	-
In May and June 2013, in connection with a private placement offering we issued convertible one year promissory notes that bear interest at 8%, in an aggregate principal amount of $1,000,000 convertible into 6,000,000 shares of common stock assuming a conversion rate of $.18 per share and five year warrants to purchase up to an aggregate of 4,611,111 shares of the corporation’s common stock at an exercise price of $.198 per share. The value of the notes is net discounts of $275,640 in 2013; due in May and June 2014. In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 444,444 shares of common stock at an exercise price of $.18 per share. All of the notes were converted in September 2013 resulting in 5,683,210 shares of common stock issued at $.18 per share.
	-
Total	$-	$560,874
Less amount due within one year	-	471,574
Long-Term Debt	$-	$89,300

Cash payments for interest were $41,264 for the nine months ended September 30, 2013 and $0 for the nine months ended September 30, 2012.

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $46,321 and $39,593 through the nine months ended September 30, 2013 and September 30, 2012, respectively.

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

The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5-year expected term, an expected volatility of 63%, an exercise price of $.46 per share, a stock price of $.35, a zero dividend rate and a 1.37% risk free interest rate. Subsequent to January 1, 2009 these warrants were re-valued at the end of each quarter and a gain or loss was recorded based upon their increase or decrease in value during the quarter. Likewise, new warrants that were issued during 2009 and 2010 were valued, using the Black-Scholes valuation model on their date of grant and an entry was made to reduce paid-in capital and increase the liability for equity-linked financial instruments. These warrants were also re-valued at the end of each quarter based upon their expected life, the stock price, the exercise price, assumed dividend rate, expected volatility and risk free interest rate. A significant reduction in the liability was realized in 2010 primarily due to a reduction from $.50 to $.22 per share in the underlying stock price. The Company realized a slight increase in the liability for existing warrants during the first quarter of 2012, and a large decrease in the liability for existing warrants in the second quarter of 2012 as many of the existing warrants expired and the spread of the remaining warrants between exercise and market price was more consistent. In the first and second quarters of 2013 there was a decrease in the liability primarily due to current expirations and the amount of warrants reaching expiration in the near term. In the third quarter there was an additional decrease due to expirations and exercises. The remaining warrants are set to expire between October 2013 and June 2018.

The inputs to the Black-Scholes model during 2009, 2010, 2011, 2012 and 2013 were as follows:

Stock price	$ .35 to $.50
Exercise price	$ .13 to $.50
Expected life	.01 to 2.2 years
Expected volatility	54% to 66%
Assumed dividend rate	- %
Risk-free interest rate	.13% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:

	Value at 12/31/09	2010 Gain (Loss)	Value at 12/31/10	2011 Gain (Loss)	Value at 12/31/2011	2012 Gain (Loss)	Value at 12/31/2012	2013 Gain (Loss)	Value at 9/30/2013
January 1, 2009 adoption	$870,278	$868,772	$1,506	$(88,290)	$89,796	$(21,856)	$111,652	$96,433	$15,219

Warrants issued in quarter ended 6/30/2009	149,007	147,403	1,604	(4,689)	6,293	6,293	-	-	-

Warrants issued in quarter ended 9/30/2009	40,481	40,419	62	(1,562)	1,624	910	714	714	-

Warrants issued in quarter ended 12/31/2009	12,081	12,053	28	(724)	752	78	337	337	-

Warrants issued in quarter ended 3/31/2010		25,014	539	(5,571)	6,109	3,701	2,408	2,408	-

Warrants issued in quarter ended 6/30/2010		30,740	592	(6,122)	6,714	6,083	631	631	-

Warrants issued in quarter ended 9/30/2010		20,811	10,615	(44,160)	54,775	1,338	53,437	53,437	-

Total	$1,071,847	$1,145,212	$14,946	$(151,118)	$166,063	$(3,453)	$169,179	$153,960	$15,219

NOTE 9 – RELATED PARTY TRANSACTIONS

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements. Rick Koenigsberger, a director, is a holder of membership units of SOK Partners.

Agreements with Former Directors

The Company entered into agreements, in 2008, with our Chairman of the Board, Lawrence Gadbaw, and in 2009 with a board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Mr. Morawetz $30,000 upon the Company raising $3 million in new equity. Mr. Gadbaw received 277,778 shares at $.09 per share in June 2012 as compensation in lieu of the $25,000 cash for raising $3 million in new equity. Mr. Gadbaw was paid the balance due under his separation agreement from 2008. This amount was $46,000 upon signing the agreement in 2008 payable at $2,000 per month; the payments to Mr. Gadbaw are complete. Mr. Gadbaw is due $10,000 in accounts payable as of December 31, 2012 pertaining to his monthly fee as Chairman of the Board of Directors. Mr. Gadbaw also received a warrant for 30,000 shares at $.15 per share in June 30, 2012 as compensation for service as Chairman. Mr. Gadbaw and Mr. Morawetz have both resigned from the Board in the third quarter of 2013. Both Mr. Gadbaw and Mr. Morawetz received 50,000 shares of common stock each at $.325 per share; 20,000 of these shares were for compensation from serving as Board members and the remaining 30,000 shares were issued to satisfy previous contractual agreements.

Convertible Note Issuances to Dr. Samuel Herschkowitz and SOK Partners, LLC

On September 11, 2013, both the Herschkowitz Note and the SOK Note (each as defined below in this Note 9) were converted in full by the holders thereof at $0.014 per share. The principal and interest balance of the Herschkowitz Note of $314,484 was converted into 22,463,172 shares of common stock. The principal and interest balance of the SOK Note of $680,444 was converted into 48,603,721 shares of common stock. The collateral that secured these notes was released back to the Company.

The remaining disclosure of this Note 9 provides historical information regarding the Herschkowitz Note, the SOK Note and certain other convertible note issuances.

On March 28, 2012, the Company, entered into a Convertible Note Purchase Agreement, dated as of March 28, 2012 (the “SOK Purchase Agreement”) with SOK Partners, LLC (“SOK Partners”), an investment partnership. Josh Kornberg, who is the Company’s Chief Executive Officer and Chairman of the Board, and Dr. Samuel Herschkowitz are affiliates of the manager of SOK Partners and Ricardo Koenigsberger, a director, is a holder of membership units of SOK Partners. Pursuant to the SOK Purchase Agreement, the Company issued a 20.0% convertible note due August 2012 in the principal amount of up to $600,000 (the “SOK Note”). Principal and accrued interest on the SOK Note was initially due and payable on August 28, 2012. The Company’s obligations under the SOK Note were secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The SOK Purchase Agreement and the SOK Note included customary events of default that include, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other indebtedness and bankruptcy and insolvency defaults. The occurrence of an event of default would have resulted in the acceleration of the Company’s obligations under the SOK Note, and interest rate of twenty-four (24%) percent per annum accrues if the SOK Note had not been paid when due.

On March 28, 2012, the Company received an advance of $84,657 under the SOK Note, including a cash advance of $60,000 net of a prepayment of interest on the first $300,000 in advances under the SOK Note. The holder of the SOK Note was entitled to convert such note into shares of common stock of the Company at an initial conversion price per share of $0.065 per share, subject to adjustment in the event of (1) certain issuances of common stock or convertible securities at a price lower than the conversion price of the SOK Note, and (2) recapitalizations, stock splits, reorganizations and similar events. In addition, the Company is required to issue two installments of an equity bonus to SOK Partners in the form of common stock valued at the rate of $0.065 per share. In March 2012, the Company issued the first equity bonus to SOK Partners, consisting of 4,615,385 shares of common stock, with a second installment due within five business days after SOK Partners has made aggregate advances under the note of at least $300,000. In May 2012, the Company issued the second installment consisting of 4,615,385 shares of common stock subsequent to SOK Partners surpassing the aggregate advances of $300,000. Until the maturity date of the SOK Note, if the Company obtained financing from any other source without the consent of SOK Partners, then the Company was required to issue additional bonus equity in an amount equal to $600,000 less the aggregate advances on the SOK Note made prior to the breach. The principal balance of the SOK Note was $357,282 as of December 31, 2012.

As long as any amount payable under the SOK Note remained outstanding, SOK Partners or its designee were entitled to appoint a new member to the Company’s Board of Directors, to be appointed upon request. As a result, Mr. Koenigsberger was appointed to the Board by SOK Partners on June 25, 2012.

On March 28, 2012, the Company signed an Amended and Restated Note Purchase Agreement, dated as of December 20, 2011, with Dr. Herschkowitz (as amended, the “Herschkowitz Purchase Agreement”). Pursuant to the Herschkowitz Purchase Agreement, the Company issued a 20.0% convertible note due June 20, 2012 in the principal amount of $240,000 for previous advances under the note (the “Herschkowitz Note”). The Company’s obligations under the Herschkowitz Note were secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The Company has previously issued to Dr. Herschkowitz an equity bonus consisting of 1,546,667 shares of common stock. An additional 7,500,000 shares were transferred to Dr. Herschkowitz effective in April 2012, upon the occurrence of an event of default on the Herschkowitz Note. On August 13, 2012, the Company entered into a settlement and forbearance agreement described below, relating to the defaults under the Herschkowitz Note and other matters.

As long as any amount payable under the Herschkowitz Note remained outstanding, Dr. Herschkowitz or his designee was entitled to appoint a special advisor to the Company’s Board of Directors, to be appointed as a member of the Board upon request. Pursuant to this authority, Josh Kornberg was appointed to the Board on March 9, 2012. In addition, pursuant to this authority, Ricardo Koenigsberger was appointed to the Board on June 25, 2012.

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

In addition, the Company and Atlantic Partners Alliance LLC (“APA”) were parties to a letter agreement dated March 14, 2012, providing APA and its affiliates (including Dr. Herschkowitz and SOK) with rights to avoid dilution relating to additional issuances of equity securities by the Company through July 14, 2012, evidencing the parties’ intent that APA would be provided with significant protection against dilution. This protection was in recognition of APA’s investments in the Company involving a high degree of risk and the Company’s contemplated need for restructuring its indebtedness, which were anticipated to result, and have resulted, in significant dilution. The parties acknowledged that Dr. Herschkowitz and SOK would not have made their historical cash investments in the Company to the same degree had the dilution protection not been provided, and the investments by these parties have enabled the Company to avoid insolvency. Since the respective dates of the Herschkowitz Note Purchase Agreement and the SOK Note Purchase Agreement, the Company has issued in excess of 16,000,000 shares of common stock to parties other than APA and its affiliates, resulting in significant dilution.

Effective August 15, 2012, the Company entered into a letter agreement with Dr. Herschkowitz, APA and SOK (the “Forbearance Agreement”). Under the Forbearance Agreement, among other things, (i) Dr. Herschkowitz agreed to forbear from asserting his rights as a secured creditor to substantially all of the Company’s assets, resulting from the Company’s defaults; (ii) the Company issued an aggregate 26.5 million shares of common stock to Dr. Herschkowitz and SOK and adjusted the conversion price of the Herschkowitz Note and the SOK Note, respectively, to $0.014 per share from $0.065 per share, to satisfy the Company’s obligations to adjust for dilution under the March 14, 2012 letter agreement; (iii) Dr. Herschkowitz and SOK agreed to extend the maturity of the Herschkowitz Note and the SOK Note, respectively, to December 31, 2012; (iv) the Company agreed to pay certain compensation to Dr. Herschkowitz upon the achievement of financial milestones; and (v) Dr. Herschkowitz clarified and waived certain of his rights, including the right to interest at a penalty rate upon default.

In the Forbearance Agreement, Dr. Herschkowitz agreed to forbear from exercising any of his rights arising under the Herschkowitz Note or the Herschkowitz Note Purchase Agreement with respect to the existing defaults against the Company, subject to the limitations set forth in the letter agreement and without releasing or waiving any future breach of the letter agreement. He further agreed to forbear from exercising any rights with respect to events of default, security interests in the collateral and other similar remedies against the Company or his interests under the Herschkowitz Note or the Herschkowitz Note Purchase Agreement until the occurrence of an event of default under the Herschkowitz Note: (a) that does not constitute an existing default and (b) occurs and accrues after the effective date of the letter agreement.

Dr. Herschkowitz and the Company acknowledged that 7.5 million shares of the Company’s common stock, constituting the “penalty shares” under the Herschkowitz Note Purchase Agreement, were delivered to Dr. Herschkowitz in April 2012 as provided in the Herschkowitz Note Purchase Agreement upon an event of default. Notwithstanding a provision that would have increased the rate of interest from 20% to 24% upon an event of default, Dr. Herschkowitz agreed that the Company would not pay the increased rate of interest but would accrue interest at 20% until a subsequent event of default.

Under the Forbearance Agreement, the Herschkowitz Note and the SOK Note were amended as follows: (i) the due dates of the notes were extended to December 31, 2012, from the previous due dates of June 20, 2012 and August 28, 2012, respectively; (ii) Dr. Herschkowitz will release his security agreement after payment of all currently outstanding promissory notes to parties other than SOK; and (iii) the Herschkowitz Note was amended to add certain events of default relating to judgments against the Company or other creditors taking action with respect to the collateral. In consideration of the extension additional milestone fees were revised as described below. Pursuant to a Forbearance and Settlement Agreement with these parties dated August 15, 2012, as subsequently amended, the due date of these notes were extended to August 31, 2013.

APA and its affiliates agreed to terminate the letter agreement regarding dilution dated March 14, 2012. In consideration of the various provisions of the letter agreement and in recognition of the understanding of the parties regarding dilution and the agreements of APA and its affiliates to forebear and to extend the due dates of the notes, the Company (i) issued 13,250,000 shares to Dr. Herschkowitz, (ii) issued 13,250,000 shares to SOK, and (iii) the conversion price of the Herschkowitz Note and the SOK Note, respectively was changed to $0.014 per share from $0.065 per share.

In the event that the Company consummated the following series of transactions on or prior to June 30, 2013: (i) a merger or similar transaction with a public shell company, (ii) raising between $2 million and $4 million through an offering of the securities of the public shell company concurrent with or subsequent to the shell merger and (iii) listing the Company’s shares on NASDAQ pursuant to an underwritten offering of the Company’s securities resulting in gross proceeds of between $5 million and $30 million, then the Company would have been required to deliver to Dr. Herschkowitz the following compensation: (A) $75,000 upon consummating the shell merger, (B) $150,000 upon consummating the qualifying financing round and (C) 3% of the gross proceeds of the NASDAQ underwriting, which payment shall under no circumstances be less than $200,000 or greater than $1,000,000. The Company was also required to reimburse Dr. Herschkowitz at his actual out-of-pocket cost for reasonable expenses incurred in connection with the shell transactions, with a maximum limit of $10,000 for such expenses.

In connection with the extension of the due date for the Herschkowitz Note and the SOK Note on March 6, 2013, the milestone fees were revised. The following fees were payable to Dr. Herschkowitz in the event that the Company consummates the following series of transactions on or prior to December 31, 2013: (i) financing raising not less than $1 million, compensation of $75,000; (ii) a going private transaction, compensation of $200,000 and (iii) 3% of the gross proceeds of the NASDAQ underwriting, which payment shall under no circumstances be less than $200,000 or greater than $3,000,000. In May 2013 Dr. Herschkowitz received $75,000 after the Company surpassed raising $1 million.

As a result of the transactions under the Forbearance Agreement and other investments, Dr. Herschkowitz, SOK and their affiliates currently own shares of common stock and derivative securities representing beneficial ownership of more than 65% of the Company’s outstanding common stock, giving such parties significant control over election of the Board of Directors and other matters.

On November 6, 2012, the Company issued and sold convertible promissory notes in the total principal amount of $156,243 to Dr. Herschkowitz and certain of his assignees. The Company issued to these parties an aggregate 1,562,430 shares of common stock in consideration of placement of the notes. These notes bear interest at a rate of 20% per annum and are secured by a security interest in the Company’s accounts receivable, patents and certain patent rights and are convertible into common stock upon certain mergers or other fundamental transactions at a conversion price based on the trading price prior to the transaction. The proceeds from this transaction were used to pay off approximately $155,000 in principal amount of secured indebtedness. Such notes were converted in April 2013 into 1,041,622 shares of common stock at $.10 per share.

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

Since inception, we have been unprofitable. We incurred net losses of approximately $7.3 million and $5.7 million for the nine months ended September 30, 2013 and 2012, respectively and net losses of approximately $4.0 million and $2.9 million in the three month periods ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had an accumulated deficit of approximately $26.5 million. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY FMS and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product. We sold five STREAMWAY units in 2011, and another 25 to date.

The Company has completed the design of a STREAMWAY II version of the STREAMWAY system which will provide a number of enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. The Company has purchase orders for pending sales of 51 STREAMWAY II units that we anticipate producing in the fourth quarter of 2013. The Company has installed first generation STREAMWAY units in hospitals for evaluation purposes, and all of those units installed for trial during 2013 have been purchased by the hospital. If purchased, at that time, the Company recognizes revenue for trial base units if the customer signs a binding contract for the purchase of the trial unit. The Company invoices the customer based upon a contracted price negotiated prior to the trial.

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

Results of Operations

Revenue. The Company recognized $386,418 of revenue in the nine months ended September 30, 2013 and $99,210 in revenue in the nine months ended September 30, 2012. The Company recognized $107,835 of revenue in the three months ended September 30, 2013 and $51,615 in revenue in the three months ended September 30, 2012.The revenue in the third quarter of 2013 included the sale of eight STREAMWAY FMS systems plus disposables. The Company is no longer installing first generation STREAMWAY FMS units in hospitals for evaluation purposes, but has four units in trials with purchase orders for 51 STREAMWAY II units that we anticipate producing in the quarter. The Company’s decision to cease production of the STREAMWAY first generation sacrificing, in order to concentrate efforts toward putting the STREAMWAY II into full production, delayed some sales that would have resulted in higher third quarter revenues.

Cost of sales. Cost of sales in the nine months ended September 30, 2013 was $135,120 and $85,478 in the nine months ended September 30, 2012. Cost of sales in the three months ended September 30, 2013 was $26,181 and $69,962 in the three months ended September 30, 2012. The gross profit margin was approximately 65% for both the hardware and the cleaning solution kits in the nine months ended September 30, 2013, and 14% in the nine months ended June 30, 2012. As revenues increase, gross margins will depend on various factors, including manufacturing costs and volume purchasing discounts on both the equipment and the cleaning solution. Over the next several quarters, we expect the relationship of costs to revenues generally to improve from period to period.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and administrative (G&A) expense increased by $872,000 from the nine months ended September 30, 2013 compared to September 30, 2012. G&A expense increased by $677,000 from the three months ended September 30, 2013 compared to September 30, 2012. The increase in the nine month period was primarily due to a $245,000 increase in salaries due to the full time employment of a CEO and CFO for the full nine month period in 2013; a $294,000 increase in investor relations costs; a $308,000 increase in legal fees as a result of additional SEC filings and private offerings; a $140,588 in amortization expense relating to the write-off of our intangible assets related to STREAMWAY I patents; and a $443,000 increase in stock based compensation, mostly as a result of equity awards to officers and employees. The offset to the increases is a decrease of 684,000 in investor’s stock compensation. The increase for the three month period ended September 30, 2013 as compared to September 30, 2012 was primarily due to investor relation fees, $62,000, legal fees, $176,000 salaries $56,000 and investors stock compensation $495,000. The predominant offset is a $197,000 decrease to stock based compensation.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased by $244,000 in the nine months ended September 30, 2013. Operations expenses increased by $53,000 in the three months ended September 30, 2013. Salaries increased $201,000 for the nine month period and $49,000 in the three month period, predominantly because the Company had a full time COO, but this was partially offset by reduced consulting fees of $110,000 for the nine month period and a reduction of $9,900 in the three month period, because the COO was previously a consultant for the Company. Research and development costs also increased by $203,000 and $69,000, for the nine month and three month periods, respectively. The increases were offset by stock based compensation of $117,000 for the nine month period and $10,000 for the three month period. Additionally there was a $33,000 increase in manufacturing expenses over the three month period.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expense increased by $282,702 in the nine months ended September 30, 2013. Sales and marketing expense increased by $151,204 in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Public relations costs increased by $100,000 for the nine month period and $37,000 for the three month period because of a newly hired public relations firm in 2013. Salaries also increased by $59,000 and $24,000 in the nine and three month periods, respectively, as an additional sales person was hired in April 2013. Commission expense has grown commensurate with sales, increasing by $63,000 and $49,000 in the nine and three month periods, respectively.

Interest expense. Interest expense increased by $461,000 in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, as a direct result of converting all of the remaining notes payable to equity and the amortization of the debt discount. There was an increase of $384,000 in interest expense in the three-month period based upon the aforementioned transactions.

Gain/loss on revaluation of equity-linked financial instruments reflected a gain of $154,000 in the nine months ended September 30, 2013 compared to a gain of $78,300 in the 2012 period. Gain/loss on revaluation of equity-linked financial instruments reflected a gain of $65,300 in the three months ended September 30, 2013 compared to a $18,700 gain in the 2012 period. The increased gain in the current periods resulted from warrants moving closer to expiration.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $3,336,000 for the nine months ended September 30, 2013 compared with net cash used of $781,000 for the September 30, 2012 period. The increase in cash used in operating activities was most affected by accrued expenses, $384,000, with an emphasis on reduced payroll liabilities, and $750,000 in accounts payable.

Cash flows used in investing activities was $101,865 for 2013 and zero in 2012. Investments consisted of software for a companywide implementation and legal bills directly incurred for new patent protection.

Net cash provided by financing activities was $3,753,000 for the nine months ended September 30, 2013 compared to net cash provided of $760,000 for the nine months ended September 30, 2012. The increase in 2013 was primarily the result of issuing $2,211,000 in common stock in 2013 compared to $438,000 in 2012, and obtaining an additional $1,543,000 in convertible debt funding. We expect to show additional cash provided by financing activities in the next few quarters provided we are successful in raising capital.  See “Plan of Financing; Going Concern Qualification” below.

Capital Resources

We had a cash balance of $328,362 as of September 30, 2013. Since our inception, we have incurred significant losses. As of September 30, 2013, we had an accumulated deficit of approximately $26,543,000. From inception to September 30, 2013, our operations have been funded through a bank loan and private convertible debt of approximately $3,655,000 and equity investments that totaled approximately $6,829,000. See “Historical Financing” below. During the third quarter of 2013, the holders of convertible notes converted $2,140,000 of outstanding debt into equity. As a result, we had no note payable indebtedness on our balance sheet as of September 30, 2013, compared to total note payable indebtedness of $1,170,000 as of December 31, 2012. Further, our current liabilities were $1,385,174 as of September 30, 2013, compared to current liabilities of $3,414,301 at December 31, 2012. Also during the third quarter of 2013, we raised approximately $1,044,000 through the cash exercise of warrants by investors who were offered a reduction in the exercise price in connection with the exercise.  See Note 3 to the Financial Statements.  Our cash balance increased to $328,362 as of September 30, 2013, compared to $13,139 as of December 31, 2012.

We are currently incurring operating expenses of approximately $185,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, we have approximately $1,385,000 in liabilities and cash obligations that become due over the next 12 months. We believe that we will need to raise at least an aggregate of $1 million from future financing in order to have sufficient financial resources to fund our operations for the next 6 months because of our cash flow deficit.  We may also seek to induce the cash exercise of additional existing warrants as well by offering a reduced exercise price. If successful we are planning significant capital investments, and we will have human resource additions over the next 6 months.

Based on our current operating plan, we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through April 30, 2014, after which additional financing will be needed to continue to satisfy our obligations.   Our STREAMWAY System Two will be in production during the fourth quarter and, sales of this product are expected to provide additional operating revenues and cash balances that could reduce the need for additional fundraising.

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

The funds from our October 2008 offering allowed us to complete the testing and certification of our FMS unit and to receive, on April 1, 2009, final FDA clearance. Management hired an investment banker in 2010 to raise an additional $3 to $5 million in new equity.  The banker was unable to raise the expected $500,000 by September 30, 2010 and the balance within three months, but we raised approximately $229,000 in equity and $605,000 in convertible debt in 2010, and $1,386,000 in equity and $525,000 in convertible debt in 2011 through alternative means.  In 2012, the Company converted $818,000 of debt into equity, raised $3,764,000 in equity and $1,053,000 in convertible debt. In the first three quarters of 2013 the company raised $1,471,000 in debt financing, and $4,417,000 in equity.  In 2011, we raised $1,386,000 in equity and $525,000 in convertible debt, including the convertible debt investment by Dr. Sam Herschkowitz described under Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”

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

The Company also raised an additional $300,000 from the sale of convertible notes in January 2013. Also, in January and March 2013, the Company raised an additional $500,000 from a second private sale of equity securities. In addition, in March 2013, the Company completed a further private sale of common stock for an aggregate purchase price of $500,000.  In June 2013, the Company raised an additional $1,000,000 from the sale of convertible notes. See Note 3 to the Financial Statements. In the third quarter we also borrowed the remaining $243,000 principal amount of our convertible note payable to SOK Partners, LLC. During the third quarter of 2013, the holders of convertible notes, including Dr. Samuel Herschkowitz and SOK Partners, LLC, converted $1,506,000 of outstanding debt, including principal and interest, into equity. The Company converted the promissory notes totaling $314,484 and $680,444, respectively, including principal and interest, on September 11, 2013 for 22,463,172 and 48,603,159 shares, respectively, at $.014 per share. Also during the third quarter of 2013, we raised approximately $1,044,000 through the cash exercise of warrants by investors who were offered a reduction in the exercise price in connection with the exercise.

Plan of Financing; Going Concern Qualification

We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations, sales and marketing, and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

We are currently incurring operating expenses of approximately $185,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, we have approximately $1,385,000 in debts, liabilities and cash obligations that become due over the next 12 months.

We believe that we will need to raise at least an aggregate of $1 million from future financing in order to have sufficient financial resources to fund our operations for the next 6 months because of our cash flow deficit. We have already successfully raised approximately $1,044,000 through the cash exercise of warrants by investors who were offered a reduction in the exercise price in connection with the exercise in August and September 2013, and we may seek to make a similar offer to holders of additional existing warrants as well. If successful we are planning significant capital investments, and we will have human resource additions over the next 6 months.  If we are unable to attend additional funds at reasonable rates or at all we will be required to substantially curtail our operations and could cease to operate in our current form.

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

Valuation of Intangible Assets.   We review identifiable intangible assets for impairment in accordance with ASC 350 – Intangibles – Goodwill and Other, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our intangible assets are currently solely the costs of obtaining trademarks and patents. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management's best estimate of the related risks and return at the time the impairment assessment is made. The Company wrote off the entire STREAMWAY I product patent of $140,588 in June 2013. The balance represented intellectual property in the form of patents for our STREAMWAY I product. The Company’s new STREAMWAY II product has a new provisional patent, see “Patents and Intellectual Property”.

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

⋅
Possible inability to raise sufficient additional capital to operate our business, causing our independent registered public accountant firm to indicate in their audit opinion, contained in our financial statements included our annual report on Form 10-K for the year ended December 31, 2012, that they have serious doubts about our ability to continue as a going concern;

⋅	We have approximately $1.4 million in debts, liabilities and cash obligations that become due over the next twelve months;

⋅	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;

⋅	Adverse economic conditions;

⋅	Adverse results of any legal proceedings;

⋅	The volatility of our operating results and financial condition;

⋅	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel; and

⋅	Other specific risks that may be alluded to in this report.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The former CEO and the Company had a dispute concerning stock options negated under the former CEO’s settlement agreement. The Company and the former CEO have entered into an amended settlement agreement whereby he will retain the 333,330 shares of common stock already exercised and the right to exercise options with respect to an additional 325,187 shares of common stock at $.01 per share. Additionally, the Company agreed to pay the former CEO $20,000 in cash in two installments. In exchange the former CEO agreed to relinquish warrants to purchase an aggregate 800,000 shares of common stock.

ITEM 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 with the exception of the amendment and replacement of the first risk factor below, and the addition of the second risk factor below.

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

We are currently incurring operating expenses of approximately $185,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, we have approximately $1,385,000 in debts, liabilities and cash obligations that become due over the next 12 months. The Company also has other significant indebtedness. If the Company defaults on its debt, it may be forced to seek bankruptcy protection and may be unable to continue in business.

We believe that we will need to raise at least an aggregate of $1 million from future financing in order to have sufficient financial resources to fund our operations for the next 6 months because of our cash flow deficit. We have already successfully raised approximately $1,044,000 through the cash exercise of warrants by investors who were offered a reduction in the exercise price in connection with the exercise in August and September 2013, and we may seek to make a similar offer to holders of additional existing warrants as well. If successful we are planning significant capital investments, and we will have human resource additions over the next 6 months.  If we are unable to attend additional funds at reasonable rates or at all we will be required to substantially curtail our operations and could cease to operate in our current form.

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

As a result of the above factors, our independent registered public accounting firm has indicated in their audit opinion, contained in our financial statements included in our Annual Report on Form 10-K that they have serious doubts about our ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since our inception, a majority of our shares and other securities have been issued in violation of the preemptive rights of existing shareholders, which could result in claims against us.

It was recently brought to the attention of our management and board of directors that our company is subject to preemptive rights. The Minnesota Business Corporation Act (the “Act”) provides such rights to shareholders of a corporation, unless the corporation’s articles of incorporation “opt out” and deny them. Our company’s articles of incorporation have never denied preemptive rights or mentioned them in any way. Since our inception in 2002, our company has issued shares of common stock and other equity securities on numerous occasions to raise capital and for other purposes and, to our knowledge; we have never complied with the Minnesota preemptive rights statute in connection with such issuances. At our annual meeting in September 2013, the shareholders approved a merger to reincorporate our company in Delaware. Upon the completion of that merger, shareholders will no longer have preemptive rights relating to any future issuances of securities.

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

Shareholders who were denied preemptive rights in connection with the issuance of equity securities could seek various remedies, including the right to purchase securities on the same terms such securities were sold to other purchasers or monetary damages based on the loss of the opportunity to purchase such securities. Further, the shareholders whose preemptive rights were not honored or the holders of the securities issued in violation of the rights could claim that such securities are invalid. The risk and magnitude of these claims are uncertain, because there is little legal authority on the application of the Minnesota preemptive rights statute, especially for issuances of securities when a company’s shares are publicly traded. We believe shareholders would have difficulty asserting claims relating to issuances more than six years ago, because a six year statute of limitations would generally apply under Minnesota law, subject to potential claims that the certain transactions were not subject to the statute of limitations or that the six year period started at a later time. We intend to vigorously defend any potential claims, based in part on the following facts and circumstances: (a) since November 2009, the ability of existing shareholders to purchase freely tradable shares on the public markets; (b) the prevailing market prices or value of our shares on the dates when the company has issued equity securities; (c) existing shareholders’ knowledge of past issuances of securities, based on the public availability of our financial information since our first filing of a registration statement in November 2008 and our regular filing of periodic reports; (d) the purposes of preemptive rights, which are intended to protect the rights of shareholders in privately held corporations; and (e) the benefits that all shareholders have realized through the capital provided by the issuances of securities. However, if current or former shareholders bring claims against the company for violations of preemptive rights, there can be no assurance that our company will not be liable for damages, the amount of which cannot be predicted. Further, in connection with any such claims, a court may grant other remedies that will have a material adverse effect on our company’s financial condition or results of operations, or that will result in dilution to some existing shareholders.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our transactions since January 1, 2013 involving sales of our securities that were not registered under the Securities Act:

In January 2013, in connection with a private placement offering we issued convertible one year promissory notes that bear interest at 8%, in an aggregate principal amount of $300,000 convertible into 2,500,000 shares of common stock assuming a conversion rate of $.12 per share and five year warrants to purchase up to an aggregate of 2,500,000 shares of the corporation’s common stock at an exercise price of $.15 per share. The value of the notes are net discounts of $45,517 in 2013; due in January 2014.  In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $.15 per share. All of the notes were converted in September 2013 resulting in 2,637,534 shares of common stock issued at $.12 per share.

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

In May and June 2013, in connection with a private placement offering we issued convertible one year promissory notes that bear interest at 8%, in an aggregate principal amount of $1,000,000 convertible into 6,000,000 shares of common stock assuming a conversion rate of $.18 per share and five year warrants to purchase up to an aggregate of 4,611,111 shares of the corporation’s common stock at an exercise price of $.198 per share. The value of the notes is net discounts of $275,640 in 2013; due in May and June 2014. In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 444,444 shares of common stock at an exercise price of $.18 per share. All of the notes were converted in September 2013 resulting in 5,683,210 shares of common stock issued at $.18 per share.

In August and September 2013 some warrant holders opted for a cashless warrant exercise resulting in issuing 6,533,788 shares of common stock pursuant to the warrant instruction for cashless exercise.

In September 2013 the Company offered a limited amount of large warrant holders to exercise at a reduced rate of $.10 per share. Twenty-four warrants were exercised for a total of 10,444,898 shares for $1,044,490.

In September 2013 the Company issued 150,000 shares of common stock at $0.38 per share for consulting to a public relation/investor relations company.

In September 2013 the Company issued 22,463,172 shares of common stock at $0.14 per share to a secured note holder converting the debt to equity.  The security interest held by the noteholder has been returned to the Company. UCC forms were filed appropriately.

In September 2013 the Company issued 48,603,159 shares of common stock at $0.14 per share to a secured note holder converting the debt to equity.  The security interest held by the noteholder has been returned to the Company. UCC forms were filed appropriately.

In September 2013, two Board Directors resigned from the Board. Both received 50,000 shares of common stock each at $.325 per share; 20,000 of these shares were for compensation from serving as Board members and the remaining 30,000 shares were issued to satisfy previous contractual agreements.

In October 2013, the Company issued to Wisconsin Rural Enterprise Fund, LLC (“WREF”) 378,000 shares of the Company’s common stock in full and final settlement of all of WREF’s claims against the Company related to a certain Stock Purchase and Sale Agreement entered into by and between the Company and WREF on December 2, 2006.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Frequency of Advisory Vote. The Board of Directors has determined that the Company will hold a shareholder advisory vote on executive compensation (Say-on-Pay) on a triennial basis. This decision was based in part on the results of the shareholder advisory vote on the frequency of the Say-on-Pay vote at the annual meeting of the Company’s shareholders held on September 10, 2013. In this frequency vote, a majority of shares were voted in favor of a triennial Say-on-Pay vote. Accordingly, the next Say-on-Pay vote is expected to be held at the annual meeting of the Company’s shareholders in 2016.

Shareholder Approval of Reincorporation Merger. At the Company’s annual meeting of shareholders held on Tuesday, September 10, 2013, the Company’s shareholders approved the proposed reincorporation of the Company in the State of Delaware, including an increase in the authorized share capital of the Company from 300,000,000 shares of Common Stock to 800,000,000 shares of Common Stock (proportionately reduced in the event of a reverse stock split) and 10,000,000 shares of preferred stock (collectively, the “Reincorporation Merger”). The Company’s Board of Directors has the discretion to consummate the Reincorporation Merger. The Reincorporation Merger is not yet effective, and will become effective only upon filing of a properly executed certificate of merger with the Secretary of State of Delaware and articles of merger with the Secretary of the State of Minnesota.

Item 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE MEDICAL INC.

Date: November 14, 2013	By:	/s/ Joshua Kornberg
Joshua Kornberg
President and Chief Executive Officer

Date: November 14, 2013	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX
SKYLINE MEDICAL INC.
Form 10-Q

The quarterly period ended September 30, 2013

Exhibit No.	Description

2.1	Form of Agreement and Plan of Merger for Reincorporation Merger (2)

3.1	Articles of Amendment to the Articles of Incorporation, effective as of August 6, 2013 (1)

4.1	Amended and Restated 2012 Stock Incentive Plan (2).

10.1*
Settlement Agreement and Mutual General Release dated September 18, 2013, entered into by and among Kevin Davidson, Skyline Medical, Inc., Atlantic Partners Alliance LLC, SOK Partners LLC, Joshua Kornberg and Dr. Samuel Herschkowitz.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

* Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Filed on August 7, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Filed on August 27, 2013 as an exhibit to our Proxy Statement on Schedule 14A and incorporated herein by reference.

