Form 10-K
period 2013-12-31
Skyline Medical Inc.
filed 2014-03-27
CIK 1446159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-54361

SKYLINE MEDICAL INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1007393
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,323,394 as of June 30, 2013, based upon 75,489,291 shares at $.15 per share as reported on OTCQB.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date: 221,535,194 shares of common stock as of March 17, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated in Part III, information in Part III is incorporated by reference to the definitive proxy statement for the Company’s 2014 annual meeting, which will be filed within 120 days after the end of fiscal 2013.

PART I

ITEM 1. BUSINESS.

Overview

We are a development stage medical device company manufacturing an environmentally conscientious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. We own patent rights to our products and distribute our products to medical facilities where bodily and irrigation fluids produced during surgical procedures must be contained, measured, documented, and disposed.  Our products minimize the exposure potential to the healthcare workers who handle such fluids.  Our goal is to create products that dramatically reduce staff exposure without significant changes to established operative procedures, historically a major stumbling block to innovation and product introduction.  In addition to simplifying the handling of these fluids, we believe our technologies provide cost savings to facilities over the aggregate costs incurred today using the traditional canister method of collection, neutralization, and disposal.   We sell our products through an experienced in-house sales force. The Company has hired 5 Regional Managers in addition to the 2 Regional Managers currently on staff enhancing our national coverage. We also intend to utilize independent distributors and manufacturer’s representatives in the United States and Europe, initially, and eventually to other areas of the world.

The Company was originally incorporated on April 23, 2002 in Minnesota as BioDrain Medical, Inc.   Effective August 6, 2013, the Company changed its name to Skyline Medical Inc.  Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. Our address is 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121. Our telephone number is 651-389-4800, and our website address is www.skylinemedical.com.  Information on our website is not included or incorporated by reference in this report.

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

According to the American Hospital Association’s (AHA) Hospital Statistics, 2013 edition, America’s hospitals performed 86 million surgeries.  This number does not include the many procedures performed at surgery centers across the country.

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

In addition to the traditional canister method of waste fluid disposal, several new powered medical devices have been developed which address some of the deficiencies described above.  MD Technologies, Inc., DeRoyal (formerly Waterstone), Dornoch Medical Systems, Inc. (Zimmer), Cardinal Health, Inc. and Stryker Instruments have all developed systems that provide for disposal into the sanitary sewer without pouring the infectious fluids directly through a hopper disposal or using expensive gel powders and most are sold with 510(k) concurrence from the FDA.  Most of these competing products continue to utilize some variant on the existing canister technology, and while not directly addressing the canister, most have been successful in eliminating the need for expensive gel and its associated handling and disposal costs.  Our existing competitors that already have products on the market have a clear competitive advantage over us in terms of brand recognition and market exposure.  In addition, the aforementioned companies have extensive marketing and development budgets that could overpower a development stage company like ours.  We believe that Stryker Instruments has the dominant market share position.  We do not believe Cardinal Health, Inc., though having FDA concurrence, has made significant sales into the market.

Products

The STREAMWAY™ Fluid Management System (“FMS”)

The STREAMWAY Automated Surgical Fluid Waste Management System suctions surgical waste fluid from the patient using standard surgical tubing.  The surgical waste fluid passes through our proprietary disposable filters and into the STREAMWAY System.  The STREAMWAY System maintains continuous suction to the surgical field at all times.  A simple, easy to use Human Interface Display screen guides the user through the set up process, ensuring that a safe vacuum level is identified and set by the user for each procedure and additionally guides them through the cleaning process.

Fluid is collected utilizing negative pressure and passes through one tank and into another during the collection process.  After a predetermined amount of fluid is sensed, a valve is activated that insulates one tank from the other, the volume of fluid is identified and recorded and the tank is emptied into the facilities sewer drainage system.  During this relief, measuring and draining process, negative pressure remains constant to the field.  The STREAMWAY System constantly updates and displays the fluid volume removed during the procedure which allows the surgical team to immediately assess the total amount of fluid removed from the patient at any point during the procedure.

The STREAMWAY System is unique to the industry in that it allows for continuous suction to the surgical field and provides unlimited capacity to the user so no surgical procedure will ever have to be interrupted to change canisters.  It is wall mounted and takes up no valuable operating room space.

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

We believe our product provides substantial cost savings and improvements in safety in facilities that still use manual processes. In cases where healthcare organizations re-use canisters, the FMS cleaning process eliminates the need for cleaning of canisters for re-use.  The FMS reduces the safety issues facing operating room nurses, the cost of the handling process, and the amount of infectious waste generated when the traditional method of disposing of canisters is used.  The FMS is fully automated, does not require transport to and from the operating room and eliminates any canister that requires emptying.  It is positioned to penetrate its market segment due to its virtually hands free operation, simple design, ease of use, continuous suction, continuous flow, unlimited capacity and efficiency in removal of infectious waste with minimal exposure of operating room personnel to potentially infectious material.

In contrast to competitive products, the wall-mounted FMS does not take up any operating room floor space and it does not require the use of any external canisters or handling by operating room personnel.  It does require a dedicated system in each operating room where it is to be used.  The FMS is the only known direct-to-drain system that is wall-mounted and designed to collect, measure and dispose of, surgical waste.  The product from DeRoyal does not collect surgical waste fluid and is used in conjunction with traditional canisters to assist in emptying the canisters.  Other systems on the market are portable, meaning that they are rolled to the bedside for the surgical case and then rolled to a cleaning area, after the surgery is complete, and use canisters, which still require processing or require a secondary device (such as a docking station) to dispose of the fluid in the sanitary sewer after it has been collected.  They are essentially powered canisters.  A comparison of the key features of the devices currently marketed and the FMS is presented in the table below.

Key Feature Comparison
Dornoch
Medical
	Skyline			Systems,	MD
	Medical	Stryker		Inc.	Technologies,
Feature	Inc.	Instruments	DeRoyal	(Zimmer)	Inc.
Portable to Bedside vs. Fixed Installation	Fixed	Portable	Fixed	Portable	Fixed
Uses Canisters	No	Yes	Yes	Yes	No
Secondary Installed Device Required for Fluid Disposal	No	Yes	Yes	Yes	No
Numeric Fluid Volume Measurement	Yes	Yes	No	Yes	Optional
Unlimited Fluid Capacity	Yes	No	No	No	Yes
Continuous, Uninterrupted Vacuum	Yes	No	No	No	No
Installation Requirements :
Water	No	Yes	Yes	Yes	No
Sewer	Yes	Yes	Yes	Yes	Yes
Vacuum	Yes	No	No	No	Yes

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

Once installed, the FMS has inflow ports positioned on the front of the device that effectively replace the current wall suction ports most commonly used to remove fluids during surgery.  Additionally, a disposable external filter, which is provided as part of our disposable cleaning kit, allows for expansion to additional inflow suction ports by utilizing one or two dual port filters.

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

•
Fluid Measurement.  The STREAMWAY System volume measurement allows for in-process, accurate measurement of blood/saline suctioned during the operative procedure, and eliminates much of the estimation of fluid loss currently practiced in the operating room.  This will be particularly important in minimally invasive surgical procedures, where accounting for all fluids, including saline added for the procedure, is vital to the operation.  The surgical team can also view in real time the color of the extracted or evacuated fluid through the viewing window on the system.

•
Cleaning Solution.  A bottle of cleaning solution, proprietary to and sold by Skyline Medical, is used for the automated cleaning cycle at the conclusion of each procedure and prepares the STREAMWAY System for the next use, reducing operating room turnover time.  The cleaning solution is intended to clean the internal tubing, pathways, and chamber within the system. The cleaning solution bottle is easily attached to the STREAMWAY System by inserting the bottle into the mount located on the front of the unit and inverting the bottle. The automated cleaning process takes less than five minutes and requires minimal staff intervention.  The disposable cleaning fluid bottle collapses at the end of the cleaning cycle rendering it unusable; therefore it cannot be refilled with any other solution. The instructions for use clearly state that the Skyline Medical cleaning fluid, and only the Skyline Medical cleaning fluid, must be used with the STREAMWAY System following each surgical case.  The warranty is voided if any other solution is used.

•
Procedure Filters. One or two filters, depending on the type of procedure, will be used for every surgical procedure.  The filter has been developed by Skyline Medical, is proprietary to the STREAMWAY System and is only sold through Skyline Medical. The filter is a two port, bifurcated, disposable filter that contains a tissue trap that allows staff to capture a tissue sample and send to pathology if needed.  The filters are disposed of after each procedure.

The cleaning fluid and filter are expected to be a substantial revenue generator for the life of the STREAMWAY System.

•
Ease of Use.  The FMS simply connects to the existing suction tubing from the operative field (causing no change to the current operative methods).  Pressing the START button on the FMS touch screen enacts a step by step instruction with safety questions ensuring that the correct amount of suction is generated minimizing the learning curve for operation at the surgical site.

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

•
Sales Channel Partners.  We expect the FMS will be sold to end-users through a combination of independent stocking distributors, manufacturer’s representatives, and direct sales personnel.  We intend for all personnel involved in direct contact with the end-user will have extensive training and will be approved by Skyline.  We plan to maintain exclusive agreements between Skyline and the sales channel partners outlining stocking expectations, sales objectives, target accounts and the like.  Contractual agreements with the sales channel partners will be reviewed on an annual basis and expect that such agreements will contain provisions allowing them to be terminated at any time by Skyline based on certain specified conditions.

•
Competitive Pricing.  The list sales price to a hospital or surgery center is $21,900 per system (one per operating room - installation extra) and $24 per unit retail for the proprietary consumable kit to the U.S. hospital market.

Intellectual Property

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patent, trade secret and other intellectual property rights and measures to protect our intellectual property.

We spent approximately $235,000 in 2013 and $15,000 in 2012 on research and development.  On January 25th, 2014 the Company filed a non-provisional PCT Application No. PCT/US2014/013081 claiming priority from the U.S. Provisional Patent Application, number 61756763 which was filed one year earlier on January 25th, 2013.  The PCT makes it possible to seek patent protection for an invention simultaneously in each of 148 countries, including the United States, by filing this “international” patent application instead of filing several separate national or regional patent applications.

Our PCT patent application is for an enhanced model of the surgical fluid waste management system that has embodiments, based on our patent attorney’s recommendations, that are patentable over all prior art and will not infringe on any existing patents. This PCT Application adds features that are novel and non-obvious over all the Company’s previously filed applications.  A feature claimed in the Patent is the ability to maintain continuous suction to the surgical field while simultaneously measuring, recording and evacuating fluid to the facilities sewer drainage system.  This provides for continuous operation of the STREAMWAY System unit in suctioning waste fluids, which means that the unit does not have to be shut off or paused during a surgical operation, for example, to empty a fluid collection container or otherwise dispose of the collected fluid.  We believe that this continuous operation and unlimited capacity feature provides us with a significant competitive advantage, particularly on large fluid generating procedures.  All competing products, except for MD Technologies, have a finite fluid collection capacity necessitating that the device be emptied when capacity is reached during the surgical procedure.  In the case of MD Technologies their system has an unlimited capacity but the process is not continuous because they have to interrupt the process to manually switch over to a new container and drain the original container in order to have it ready for use when the second container is full.

The Company also received a European patent in April 2007 (Patent No. EP1539580), a U.S. patent in December 2008 (U.S. Patent No. 7,469,727), a U.S. patent in February 2012 (U.S. Patent No. 8,123,731) and a Canadian patent in April 2011 (Number 2,495,747) (collectively, the “Patents”).  These Patents will begin to expire on August 8, 2023.

We also rely upon trade secrets, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with consultants, vendors and employees, although we cannot be certain that the agreements will not be breached, or that we will have adequate remedies for any breach.

The Disposable Kit

The disposable kit is an integral, critical component of the FMS and our total value proposition to the customer.  It consists of a proprietary, pre-measured amount of cleaning solution in a plastic bottle that attaches to the FMS.  The disposal cleaning kit also includes an in-line filter with dual suction ports.  The proprietary cleaning solution placed in the specially designed holder is attached and recommended to be used following each surgical procedure.  Due to the nature of the fluids and particles removed during surgical procedures, the FMS is recommended to be cleaned following each use.  Utilizing the available vacuum of the wall system and a small installed pump, the proprietary cleaning fluid is drawn into the FMS to provide a highly effective cleaning process that breaks up bio-film at the cellular level.  Proper cleaning is required for steady, dependable and repeated FMS performance and for maintenance of the warranty of the FMS.

The Skyline disposables are a critical component of our business model.  The disposables have the “razor blade business model” characteristic with an ongoing stream of revenue for every FMS unit installed, and revenues from the sale of the kits are expected to be significantly higher over time than the revenues from the sales of the unit.  Our disposable, dual use filter is designed specifically for use only on our FMS. The filter is used only once per procedure followed by immediate disposal. Our operation instructions and warranty require that a Skyline filter is used for every procedure.  There are no known off the shelf filters that will fit our FMS.  We have developed a more effective and cost efficient filter, with intent to patent. We have exclusive distribution rights to the disposable fluid and facilitate the use of only our fluid for cleaning following procedures by incorporating a special adapter to connect the fluid to the connector on the FMS system.  We will also tie the fluid usage, which we will keep track of with the FMS software, to the product warranty.  While it could be possible for other manufacturers to provide fluids for utilization in this process, it would require that they manufacture an adapter compatible with our connector on the FMS, obtain a container that fits in the specially designed container holder on the FMS and perform testing to demonstrate that any other fluid would not damage the FMS.  We believe that these barriers and the warranty control will allow us to achieve substantial revenue from our cleaning fluid.  The instructions for use that accompanies the product will clearly state how the fluid is to be hooked up to the FMS machine.  Further, a diagram on the FMS will also assist the user in attaching the fluid bottle to the machine.  This will be a very simple task, and we do not anticipate that any training of operating room staff will be necessary.

All installations of our FMS product will be completed by either a hospital appointed service technician or a service and maintenance organization that is familiar with completing such installations in health care settings.  We have had conversations with multiple providers and expect to reach agreements to perform this function in the first quarter of 2014.  The general availability of these types of service and maintenance personnel in the health care sector should not hinder us from forming a beneficial relationship in this area.

Corporate Strategy

We intend to succeed by deploying a strategy of focused expansion within our core product and market segments, while utilizing a progressive approach to manufacturing and marketing to ensure maximum flexibility and profitability.

Our strategy is to:

•	Develop a complete line of wall-mounted fluid evacuation systems for use in hospital operating rooms, radiological rooms and free standing surgery centers as well as clinics and physicians’ offices. Initially, we have developed the FMS to work in hospital operating rooms and surgical centers. This device was developed for use with the wall vacuum suction currently installed in hospitals. Opportunities for future products include an FMS developed for post-operation and recovery rooms with multiple inlet ports and multiple volume measurements that may incorporate an on-board vacuum supply.

•	Provide products that greatly reduce worker and patient exposure to harmful materials present in infectious fluids and that contribute to an adverse working environment. As one of the only stand-alone surgical fluid disposal systems directly connected to the sanitary sewer, the FMS could advance the manner in which such material is collected, measured and disposed of in operating rooms, post-operating recovery, emergency rooms and intensive care settings by eliminating the need to transport a device to the patient bedside and remove it for emptying and cleaning at the end of the procedure. The cost of such exposures, measured in terms of human suffering, disease management costs, lost productivity, liability or litigation, will be, when properly leveraged, the strongest motivating factor for facilities looking at investing in the FMS line of products.

•	Utilize existing medical products independent distributors and manufacturer’s representatives to achieve the desired market penetration. Contacts have been established with several existing medical products distributors and manufacturer’s representatives and interest has been generated regarding the sales of the FMS and cleaning kits.

•	Continue to utilize operating room consultants, builders and architects as referrals to hospitals and day surgery centers. To date, the STREAMWAY System has achieved market acceptance through the installation of more than thirty (30) FMS systems. The product has received numerous references from users and was also recognized by LifeScience Alley as a top ten finalist in their new technology showcase. Additionally, Skyline has become a member of Practice Greenhealth; highlighting the positive environmental impact of the STREAMWAY System.

Other strategy may also include:

o	Employing a lean operating structure, while utilizing the latest trends and technologies in manufacturing and marketing, to achieve both market share growth and projected profitability.

o	Providing a leasing program and/or “pay per use” program as alternatives to purchasing.

o	Providing service contracts to establish an additional revenue stream.

o	Utilizing the manufacturing experience of our management team to develop sources of supply and manufacturing to reduce costs while still obtaining excellent quality. While cost is not a major consideration in the roll-out of leading edge products, we believe that being a low-cost provider will be important long term.

o	Offering an innovative warranty program that is contingent on the exclusive use of our disposable kit to enhance the success of our after-market disposable products.

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

•              Disposal costs to the hospital increase dramatically as shipping, handling and landfill costs are based upon weight rather than volume in most municipalities.  The weight of an empty 2,500 ml canister is about 1 pound.  A canister and its gelled contents weigh about 7.5 pounds, and the typical cost to dispose of medical waste is approximately $.30 - $.50 per pound.

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

Current Competition, Technology, and Costs

Single Use Canisters

In the U.S., glass reusable containers are infrequently used as their high initial cost, frequent breakage and costs of reprocessing are typically more costly than single use high impact plastic canisters, even when disposal is factored in.  Each single use glass canister costs roughly $8.00 each while the high impact plastic canisters cost $2.00 - $3.00 each and it is estimated that a range of two to eight canisters are used in each procedure, depending on the operation.

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

We differentiate from these competitors since we are completely direct-to-drain and have the most automatic, hands-free process of any of the systems currently on the market.  Each of our competitors, with the exception of MD Technologies, Inc., has some significant manual handling involved in the process.  For instance, some competing products require transport of the mobile unit to a docking port and then emptying of the fluid, while others require that the canister be manually transported to a more efficient dumping station.  Regardless, most of our competitors require more human interaction with the fluid than Skyline.  Please refer to the chart included in the section headed as Products for a comparison of the key features of the devices currently marketed and the FMS.

Although the mobility associated with most of the competing products adds time and labor to the process and increases the chance of worker exposure to waste fluids, it also allows the hospital to purchase only as many mobile units needed for simultaneous procedures in multiple operating rooms.  With the FMS, a unit must be purchased and installed in each room where it is intended to be used.

Marketing and Sales

Distribution

We sell the FMS and procedure disposables through various methods that include a direct sales force, independent distributors and manufacturer’s representatives covering the vast majority of major U.S. and outside U.S. markets.  Currently we have two Regional Managers selling, and demoing the FMS for prospective customers and distributors, as well as, supporting our current customer base for disposable resupply. We have hired five additional Regional Managers and close to signing contracts with a hospital purchasing group and an independent distributor. Our targeted customer base includes nursing administration, operating room managers, CFOs, CEOs, risk management, and infection control.  Other professionals with an interest in the product include physicians, nurses, biomedical engineering, anesthetists, imaging, anesthesiologists, human resources, legal, administration and housekeeping.

The major focus of our marketing efforts are to introduce the FMS as a standalone device capable of effectively removing infectious waste and disposing of it automatically while providing accurate measurement of fluids removed, and also limiting exposure of the surgical team and healthcare support staff.

Governmental and professional organizations have become increasingly aggressive in attempting to minimize the risk of exposure by medical personnel to bloodborne pathogens.  We believe that the FMS provides a convenient and cost effective way to collect and dispose of this highly contaminated material.

Our distributors may have installation and service capability, or we will contract those functions with an independent service/maintenance company.  We have been in contact with both distributors and service companies regarding these installation requirements.  We will establish extensive training and standards for the service and installation of the FMS to ensure consistency and dependability in the field.  Users of the system will require a minimal amount of training to operate the FMS.  The instructions for use and the installation guide will be included with every system along with a quick start guide, a troubleshooting manual and an on-board PLC controlling an intuitive touch screen with step by step instruction and safety features.

We have structured our pricing and relationships with distributors and/or service companies to ensure that these entities receive at least a typical industry level compensation for their activities. We believe our current cost and price estimates are conservative and allow for reasonable profit margins for all entities in the FMS and the cleaning fluid supply chain.

Promotion

The dangers of exposure to infectious fluid waste are well recognized in the medical community.  It is our promotional strategy to effectively educate medical staff regarding the risks of contamination using current waste collection procedures and the advantages of the FMS in protecting medical personnel from inadvertent exposure.  We are leveraging this medical awareness and concern with education of regulatory agencies at the local, state and federal levels about the advantages of the FMS.

We supplement our sales efforts with a promotional mix that will include a number of printed materials, electronic media support and a website.  We believe our greatest challenge lies in reaching and educating the 1.6 million medical personnel who are exposed daily to fluid waste in the operating room or in other healthcare settings (OSHA, CPL 2-2.44C).  These efforts will require utilizing single page selling pieces, video educational pieces for technical education, use of scientific journal articles and a webpage featuring product information, educational materials, and training sites.

We support our sales organization by attending major scientific meetings where large numbers of potential users are in attendance.  The theme of our trade show booths focus on education, the awareness of the hazards of infectious waste fluids and the Company’s innovative solution to the problem.  We have focused our efforts initially on the Association of Operating Room Nurses (“AORN”) meetings, where the largest concentration of potential buyers and influencers are in attendance and the Radiological Society of North America Scientific Assembly and Annual Meeting.  We feature information on protection of the healthcare worker on our website as well as links to other relevant sites. We have invested in limited journal advertising for targeted audiences that have been fully identified.  The initial thrust focuses on features of the product and ways of contacting the Company via the webpage or directly through postage paid cards or direct contact.  Additionally, we will create a press release distribution to clinician-oriented periodicals for inclusion in their new product development columns.  These periodicals will provide the reader with an overview of the FMS and will direct readers to pursue more information by direct contact with us by accessing our webpage.

Pricing

We believe prices for the FMS and its disposable procedure kit reflect a substantial cost savings to hospitals compared to their long-term procedure costs.  Our pricing strategy ensures that the customer realizes actual cost savings when using the FMS versus replacing traditional canisters, considering the actual costs of the canisters and associated costs such as biohazard processing labor and added costs of biohazard waste disposal.  Suction tubing that is currently used in the operating room will continue to be used with our system and should not be considered in the return on investment equation.    Our cleaning solution’s bottle is completely recyclable, and the anticipated selling price of the fluid is built into our cost analysis.  In contrast, an operation using traditional disposal methods will often produce multiple canisters destined for biohazard processing.  Biohazard disposal costs are estimated by Outpatient Surgery Magazine to be 5 times more per pound to dispose of than regular waste (Outpatient Surgery Magazine, April 2007).  Once the canister has touched blood, it is considered “red bag” biohazard waste, whereas the cleaning fluid bottle used in our system can be recycled or disposed with the rest of the facility’s plastics.

The FMS lists for $21,900 per system (one per operating room – installation extra) and $24 per unit retail for the proprietary disposable kit to the U.S. hospital market.    By comparison, the disposal system of Stryker Instruments, one of our competitors, retails for approximately $25,000 plus an $8,000 docking station and requires a disposable component with an approximate cost of $25 per procedure and a proprietary cleaning fluid (cost unknown per procedure).  Per procedure cost of the traditional disposal process includes approximate costs of $2 - $3.00 per liter canister, plus solidifier at $2 per liter canister, plus the biohazard premium disposal cost approximated at $1.80 per liter canister.  In addition, the labor, gloves, gowns, goggles, and other related material handling costs are also disposal expenses.

Installation will be done by distributors, independent contractors, or in-house engineering at an estimated price of $300 - $1,000, depending on the operating room.  Installation of the FMS requires access only to the hospital’s sanitary sewer, vacuum suction, and electricity.  To help facilities maintain their utilization rates, we will recommend installation during off peak hours.  In smaller facilities, an outside contractor may be called in, while larger institutions have their own installation and maintenance workforce.  Installation time should not seriously impact the use of the operating room.  Each FMS will have an industry standard warranty period that can be extended through documented use of our sterilization kit.

Engineering and Manufacturing

We are currently manufacturing the FMS in our own facility. We have the capability to manufacture, test, house, ship and receive from our warehouse. We contracted a manufacturing company, Wair Products in Bloomington, Minnesota that meets our standards and requirements that can produce six times the amount of FMS systems produced in-house at our facility on a monthly basis as sales increase.

The disposables, including a bottle of proprietary cleaning solution and an in-line filter is sourced through Diversified Manufacturing Corporation (cleaning solution) situated in Newport, Minnesota and MPP Corporation (filters), located in Osceola, Wisconsin that has tooled to manufacture our own newly designed disposable filter. Both these companies have the potential for long term vendor agreements with the Company.  We are pursuing Intellectual Property protection for these disposable products as well.

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

Application for Electrical Safety Testing and Certification

We sought and achieved testing and certification to the IEC 60606-1 and IEC 60606-1-2, two internationally recognized standards.

The 6060101 & 60601-2 2nd edition certification for our STREAMWAY System is valid and enables us to continue to market and sell our product domestically.

A new standard; IEC 60601-1 3rd Edition Medical Device Safety Testing was adopted by the International Organization of Standards in 2005 and had a compliance date of June 2012 for OUS and Dec 31, 2013 for the U.S. This standard, which is now recognized by the US FDA, includes a provision of risk management which the 2nd edition did not require. The purpose of these rules is to ensure that equipment manufacturers have safety, performance, and risk management control measures in place.

The EU & Canada required 60601-1 3rd Edition compliance for all product sold or currently on the market after June 2013. Any product that had previously been certified to the 60601-1 2nd generation standard was no longer allowed for use as the old standard was no longer recognized. This did not affect Skyline Medical as the company did not sell internationally.

The U.S. FDA compliance date to meet the new standard was Dec 31, 2013. The major difference between the U.S. and the EU & Canadian market transition to the new standard is that the U.S. allows the 60601-1 2nd edition testing to be grandfathered in, allowing previously certified product to remain on the market. Any new product that will be tested after December 31, 2013 should be certified to the new 60601-1 3rd generation standard.

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

Employees

We have 13 employees, twelve of whom are full-time, and one who is part-time. Since year end we have hired 2 additional part-time employees and 5 regional sales managers that will bring us to 20 employees by the end of April 2014.

Executive Officers and Directors of the Registrant

The following table identifies our current executive officers and directors:

Name	Age	Position Held

Josh Kornberg	40	President, Chief Executive Officer, and Interim Chairman of the Board

David O. Johnson	61	Chief Operating Officer

Bob Myers	59	Chief Financial Officer

Thomas J. McGoldrick	72	Director

Andrew P. Reding	44	Director

Dr. Arnon Dreyfuss	60	Director
Ricardo Koenigsberger	47	Director
Frank Mancuso, Jr.	54	Director

We have not set a term of office for our directors and each director will serve until their successors are elected and have duly qualified.

There are no family relationships among our directors and executive officers. Our executive officers are appointed by our Board of Directors and serve at the board’s discretion. Mr. Kornberg was appointed Interim Chairman of the Board on August 21, 2013. Ricardo Koenigsberger is a holder of membership units of SOK Partners.

Business Experience

Josh Kornberg, President, Chief Executive Officer and Interim Chairman of the Board. Effective July 22, 2012, Joshua Kornberg was appointed as the Chief Executive Officer and President of the Company. Mr. Kornberg was appointed Interim Chairman of the Board on August 21, 2013. Mr. Kornberg was elected Interim President and Chief Executive Officer by the Board on April 23, 2012. Mr. Kornberg was elected to the Board on March 9, 2012.  Mr. Kornberg is President and founding partner of Atlantic Partners Alliance (APA), a private equity fund based in New York. APA and its affiliates are controlling stockholders of the Company. Prior to founding APA, Mr. Kornberg served as Chief Investment Officer of The Lightstone Group, a national private equity firm and Director of the Lightstone Value Plus REIT, a public company focused on commercial real estate. Mr. Kornberg worked in the capital markets group at Morgan Stanley, and also served as Vice President at The RREEF Funds, one of the leading global pension fund advisors. In December 2013 Mr. Kornberg was appointed to the Board of Directors of Prospect Park Capital Corporation a business development company currently trading on the Canadian TSX exchange.

David O. Johnson, Chief Operating Officer.
Mr. Johnson has been Chief Operating Officer since July 2012. He was previously the Acting Chief Operating Officer since December 2011 and had been a consultant to medical device companies since October 2010. Mr. Johnson has over 30 years’ experience in executive, operations and management positions in rapid growth medical device organizations, directing growth domestically and internationally with products ranging from consumer based disposable commodity items to Class III implantable devices. His experience includes executive management, training, product development, business development, regulatory and quality assurance, operations, supplier development and technology acquisitions. From August 2007 to September 2010 Mr. Johnson was President and CEO of Spring Forest Qigong, an alternative healthcare organization. Prior to August 2007 he had been a co-founder and Vice President of Operations at Epitek, Inc. since January 2005, and prior to that time he was a co-founder and President of Timm Medical Technologies. He also held positions including Vice President-Operations/Technology at UroHealth/Imagyn, Vice-President Operations at Dacomed Corporation and various technical, operations and training positions at American Medical Systems and Pfizer Corporation. He also holds a number of patents in the medical device field and the exercise fitness industry.

Bob Myers, Chief Financial Officer. Mr. Myers has been Chief Financial Officer since July 2012. Previously, he was the Acting Chief Financial Officer and Corporate Secretary for the Company since December 2011. He has over 30 years’ experience in multiple industries focusing on medical device, service and manufacturing and for the ten years prior to being appointed as our CFO, he was a financial contractor representing various contracting firms in the Minneapolis area. He has spent much of his career as a Chief Financial Officer and/or Controller. Mr. Myers was a contract CFO at Disetronic Medical, contract Corporate Controller for Diametric Medical Devices and contract CFO for Cannon Equipment. Previously he held executive positions with American Express, Capitol Distributors, and International Creative Management and was a public accountant with the international firm of Laventhol & Horwath. Mr. Myers has an MBA in Finance from Adelphi University and a BBA in Public Accounting from Hofstra University.

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

Ricardo Koenigsberger, Director. Effective June 25, 2012, Ricardo Koenigsberger, was elected to the Board of Directors of Skyline Medical, Inc. (the “Company”). Mr. Koenigsberger is currently co-CEO of CV Holdings, Inc. a publically held REIT. In addition he is a managing partner of ROCA Management, a private investment fund focused on the REIT industry. Previously, Mr. Koenigsberger was a partner of Apollo Real Estate, a large private equity firm, where he was responsible for new investments and investment management. At Apollo, he oversaw the investment of over $1+ billion in equity. Mr. Koenigsberger graduated summa cum laude from the Wharton School of the University of Pennsylvania.

Dr. Arnon Dreyfuss. Dr. Dreyfuss, age 60, has decades of experience in healthcare and entrepreneurship. As an oncologist, he spent his career at Harvard Medical School’s Beth Israel Hospital and the Dana Farber Cancer Institute caring for patients while conducting and leading clinical trials. His scientific work appeared in major medical journals as well as in books and medical conferences. From 1987 to 1998, Dr. Dreyfuss also served as the founder, publisher, editor and Chief Executive Officer of Dreyfuss Hunt, Inc. (formerly The Health Source Corporation), a health and financial information provider and an “Inc. 500” company. He also co-founded epodia.com, a teaching material network, now owned and operated by the University of Pennsylvania. During the past decade, Dr. Dreyfuss has been consulting, advising and investing in start-up companies, particularly in the healthcare space. Dr. Dreyfuss obtained his undergraduate degree from the Sackler School of Medicine at Tel Aviv University and his Doctorate in Medicine from Hadassah Medical School at the Hebrew University in Jerusalem. He completed his residency training in Internal Medicine in 1984 at Tufts-New England Medical Center in Boston, which included a three-month rotation at the Clinical Research Institute in Nairobi, Kenya. In 1987 he completed a three-year combined Hematology and Oncology Fellowship at Harvard Medical School. In 1986, Dr. Dreyfuss received a Postdoctoral Fellowship Award from the American Cancer Society. He has been a member of the American Medical Association since 1987 and the American Society of Clinical Oncology since 1989.

Frank Mancuso, Jr. Mr. Mancuso, age 54, is a veteran of the film production industry with more than 30 years of industry experience. He is currently the President of Boss Media, LLC, which he co-founded in 2010. Prior to joining Boss Media, Mr. Mancuso was the President of 360 Pictures, LLC and FGM Entertainment Inc. Mr. Mancuso also has an extensive background in healthcare and has served on the boards of multiple public companies. Mr. Mancuso has been a director of Prospect Park Capital Corp. (TSX VENTURE: PPK.P), a company whose strategy is to invest in early to mid-stage healthcare companies. Previously, he was a director at Delcath Systems, Inc. (NASDAQ: DCTH), a healthcare device company dedicated to the infusion of high dose chemotherapy to targeted areas of the body for the treatment of cancer. Mr. Mancuso obtained a Bachelor of Arts degree in business and graduated with honors from Upsala College in 1980.

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

We have not achieved profitability and anticipate that we will continue to incur net losses through the first and possibly second quarters in 2014. We expect that our operations, sales and marketing, and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

We are currently incurring operating expenses of approximately $250,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, we have approximately $3,812,000 in debts, liabilities and cash obligations that become due during calendar 2014.

We have raised $2 million from a private offering of Series A Convertible Preferred Stock (see “Subsequent Events” in Note 1 to the Financial Statements included in this report). We are planning to focus spending on cost of goods and expanding our sales reach. We may seek a small credit line through our bank or consider factoring our purchase orders in order to supplement our current cash position.  If we are unable to obtain additional funds at reasonable rates or at all we will be required to substantially curtail our operations and could cease to operate in our current form.

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

We were formed on April 23, 2002 and to date have generated only moderate though increasing revenue year by year. Our ability to implement a successful business plan remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business. We believe the increase in sales in December 2012 and December 2013 may indicate that our business plan is on the right track, but we have a limited operating history which makes it difficult to evaluate our performance. You must consider our prospects in light of these risks and the expenses, technical obstacles, difficulties, market penetration rate and delays frequently encountered in connection with the development of new businesses. These factors include uncertainty whether we will be able to:

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

We rely on a combination of patent, trade secret and other intellectual property rights and measures to protect our intellectual property. We currently own and may in the future own or license additional patent rights or trade secrets in the U.S., Europe, Asia, Canada, and elsewhere in the world that cover certain of our products. We rely on patent laws and other intellectual property laws, nondisclosure and other contractual provisions and technical measures to protect our products and intangible assets. These intellectual property rights are important to our ongoing operations and no assurance can be given that any measure we implement will be sufficient to protect our intellectual property rights. Also, with respect to our trade secrets and proprietary know-how, we cannot be certain that the confidentiality agreements we have entered into with consultants, vendors and employees will not be breached, or that we will have adequate remedies for any breach. We may lose the protection afforded by these rights through patent expirations, legal challenges or governmental action. If we cannot protect our rights, we may lose our competitive advantage if these patents were found to be invalid in the jurisdictions in which we sell or plan to sell our products. The loss of our intellectual property rights could have a material adverse effect on our business.

If we become subject to intellectual property actions, this could hinder our ability to deliver our products and services and our business could be negatively impacted.

We may be subject to legal or regulatory actions alleging intellectual property infringement or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technologies or businesses. Moreover, if it is determined that our products infringe on the intellectual property rights of third parties, we may be prevented from marketing our products. In addition, many of our employees were previously employed at other medical device companies. We may be subject to claims that our employees have disclosed, or that we have used trade secrets or other proprietary information of our employees’ former employers. While we are currently not subject to any material intellectual property litigation, any future litigation alleging intellectual property infringement could be costly, particularly in light of our limited resources. Similarly, if we determine that third parties are infringing on our patents or other intellectual property rights, our limited resources may prevent us from litigating or otherwise taking actions to enforce our rights. Any such litigation or inability to enforce our rights could require us to change our business practices, hinder or prevent our ability to deliver our products and services, and result in a negative impact to our business. Expansion of our business via product line enhancements or new product lines to drive increased growth in current or new markets may be inhibited by the intellectual property rights of our competitors and/or suppliers. Our inability to successfully mitigate those factors may significantly reduce our market opportunity and subsequent growth.

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

We estimate that the total market for surgical suction canisters is approximately $100 million and has a compound annual growth rate of 5%. We estimate the total cost of using surgical canisters is a multiple of $100 million because this amount does not include the labor to handle the canisters, disposal costs and solidifying compounds commonly used to minimize exposure to health care workers. Cardinal Health, Inc., a $90 billion plus medical manufacturer and distributor, is a leading competitor. Another one of our competitors is Stryker Instruments, a wholly owned subsidiary of Stryker Corporation, which is a publicly traded company with revenues of approximately $8 billion, and has a leading position in this market. Cardinal Health, Inc. has the Saf-T Pump that accommodates Medi-Vac suction canisters draining infectious fluid into the hospital sanitary sewer; though the canisters must be brought to the system for draining. Both of these competitors are better capitalized than we are.

Although the Skyline STREAMWAY FMS is directly connected to the sanitary sewer, helping to reduce potential exposure to infectious fluids, it is possible that installation of the system will cause inconvenience and lost productivity as the operating rooms in which they are installed will need to be temporarily shut down. In addition, remodel work may be necessary in preparation for, or as a result of, an installation. In some cases, the costs to rework plumbing lines to accommodate for our system may outweigh the expected savings and/or lengthen the expected return on investment time.

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

The Skyline FMS has been launched into the fluid management market.   We are currently manufacturing the Product, following GMP compliance regulations, at our own facility and anticipate the capability of producing the Skyline FMS in sufficient quantities for future near term sales. We have contracted with a manufacturing company that fits our standards and costs. We have sold and installed more than 30 FMS Systems to date and the product has been proven attractive to the target market due to its continuous suction and unlimited capacity ability, but other unknown or unforeseen market requirements may arise.

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

The medical industry has historically used a variety of technologies for fluid waste management. Compared to these conventional technologies, our technology is relatively new, and the number of companies using our technology is limited. The commercial success of our product will depend upon the widespread adoption of our technology as a preferred method by hospitals and surgical centers. In order to be successful, our product must meet the technical and cost requirements for these facilities. Market acceptance will depend on many factors, including:

•	the willingness and ability of customers to adopt new technologies;

•	our ability to convince prospective strategic partners and customers that our technology is an attractive alternative to conventional methods used by the medical industry;

•	our ability to select and execute agreements with effective distributors and manufacturers representatives to market and sell our product; and

•	our ability to assure customer use of the Skyline proprietary cleaning fluid and in-line filter.

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

Our success depends on the skills, experience and performance of key members of our management team. We heavily depend on our management team; Joshua Kornberg, our President, Chief Executive Officer and Interim Chairman of the Board, David Johnson our Chief Operating Officer and Bob Myers our Chief Financial Officer. We have entered into employment agreements with all members of our senior management team and we may expand the relatively small number of executives in our company. Were we to lose one or more of these key individuals, we would be forced to expend significant time and money in the pursuit of a replacement, which could result in both a delay in the implementation of our business plan and the diversion of our limited working capital. We can give you no assurance that we can find satisfactory replacements for these key individuals at all, or on terms that are not unduly expensive or burdensome to our company. However, we have issued stock options and other equity-based compensation to attract and retain employees, and are confident that our team is committed to the products success.

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

In 2013, it was brought to the attention of our management and board of directors that our company was subject to preemptive rights prior to its reincorporation in Delaware. The Minnesota Business Corporation Act (the “Act”) provides such rights to shareholders of a corporation, unless the corporation’s articles of incorporation “opt out” and deny them. Our company’s articles of incorporation never denied preemptive rights or mentioned them in any way. Since our inception in 2002, our company has issued shares of common stock and other equity securities on numerous occasions to raise capital and for other purposes and, to our knowledge; we have never complied with the Minnesota preemptive rights statute in connection with such issuances. On December 16, 2013, the reincorporation merger became effective. From that date, stockholders no longer have preemptive rights relating to any future issuances of securities. As described in our Form 10-Q report for the quarter ended September 30, 2013 in Part II, Item 1A, “Risk Factors,” in connection with previous issuances of securities, we may be subject to the claims of previous and current shareholders based on violations of their preemptive rights; the risk and magnitude of these claims are uncertain, because there is little legal authority on the application of the Minnesota preemptive rights statute and if there are any future claims, we intend to vigorously defend based in part on numerous facts and circumstances described in such Form 10-Q report and other factors.. However, if current or former shareholders bring claims against the company for violations of preemptive rights, there can be no assurance that our company will not be liable for damages, the amount of which cannot be predicted. Further, in connection with any such claims, a court may grant other remedies that will have a material adverse effect on our company’s financial condition or results of operations, or that will result in dilution to some existing shareholders.

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

We do not expect to pay common stock dividends for the foreseeable future, and we may never pay common stock dividends.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying common stock cash dividends in the foreseeable future. Our payment of any future common stock dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize certain returns on their investment.

The Company completed a private offering in February 2014 issuing Series A Convertible Preferred Stock paying dividends at 6% of the Stated Value per annum on a quarterly basis (see “Subsequent Events” in Note 1 to the Consolidated Financial Statements included in this report).

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

In order for our registered common stock to be eligible to trade on the Nasdaq Capital Market, we would need, among other things, a bid price of $3.00, $5 million in stockholders’ equity, and $15 million market value of publicly held shares. In order for our registered common stock to be eligible to trade on the NYSE MKT: Std. #4, which is a market for small and mid-sized companies, we would need, among other things, at least $75 million in market capitalization, a minimum price of $3.00 and $20 million in market value of public float.

Currently, our market capitalization, revenues and stockholders’ equity are insufficient to qualify for these exchanges. We would also need to meet the corporate governance and independent director and audit committee standards of NASDAQ and/or the NYSE Alternext U.S. LLC. We do satisfy such standards at this time.

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

A stockholder group holds a majority of the outstanding common stock of the company and is able to effectively control our management and operations, and control by this group may create conflicts of interest.

A group consisting of Dr. Samuel Herschkowitz, Josh Kornberg (who is our Chief Executive Officer and Interim Chairman of the Board), SOK Partners, LLC and Atlantic Partners Alliance, currently owns more than 138 million shares of our outstanding common stock, representing approximately 59% of our voting power. As a result, this group controls the outcome of all matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. Further, this group indirectly controls our management through the power to elect and remove any members of the Board of Directors. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. As a result, the return on your investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected. Further, conflicts of interest may arise with respect to the interpretation, continuation, renewal or enforcement of our agreements with the members of this group and their affiliates, including the agreements described under “Item 13. Certain Relationships and Related Transactions, and Director Independence.” The resolution of any such conflict in favor of any member of this group or any of their affiliates may materially harm our results of operations and the value of your shares of common stock.

Our board of directors’ ability to issue undesignated preferred stock and the existence of anti-takeover provisions may depress the value of our common stock.

Our authorized capital includes 10 million shares of preferred stock. Of this amount, 20,550 shares have been designated as Series A Convertible Preferred Stock and the remaining authorized shares are undesignated preferred stock. Our board of directors has the power to issue any or all of the shares of undesignated preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our board to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of the company not approved by our board of directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our corporate offices are located at 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121.   On January 28, 2013, the Company signed an amendment to the month to month lease originally signed on April 30, 2012. The lease as amended has a five-year term effective February 1, 2013 ending January 31, 2018. We lease 5,773 square feet at this location, of which 2,945 square feet is used for office space and 2,828 is used for manufacturing. Our lease is effective through January 31, 2018. We expect that this space will be adequate for our current office and manufacturing needs.

ITEM 3. LEGAL PROCEEDINGS.

Marshall Ryan & Mid-State Stainless, Inc. v. Skyline Medical Inc. & Dr. Samuel Herschkowitz. On March 5, 2014, plaintiffs filed an action in District Court in Hennepin County, Minnesota against the Company and one of its stockholders, Dr. Samuel Herschkowitz. Marshall Ryan, one of the plaintiffs, is an engineer who worked with the Company on design of certain of its products. The action alleges, among other things, breach of a consulting agreement, a manufacturing agreement and a supply agreement between plaintiffs and the Company, various claims of fraud and negligent misrepresentation and breach of the duty of good faith and fair dealing. The Company believes the claims are without merit and is preparing its response.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted under the symbol “SKLN” on the OTCQB since August 6, 2013 through the present date.  Previously the stock had been quoted under the symbol “BIOR” on the OTCQB. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on OTCQB.  The sale prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2013	$0.35	$0.20
September 30, 2013	$0.47	$0.13
June 30, 2013	$0.28	$0.12
March 31, 2013	$0.14	$0.05

December 31, 2012	$0.14	$0.07
September 30, 2012	$0.12	$0.05
June 30, 2012	$0.10	$0.03
March 31, 2012	$0.33	$0.05

As of March 12, 2014, the closing bid price for shares of our common stock was $.218 per share on the OTCQB.

Holders

As of March 12, 2014, there were approximately 161 shareholders of record of our Common Stock.  Our Common Stock is traded on the OTCQB segment of Pink Markets, Inc.

Dividend Policy

We follow a policy of retaining earnings, if any, to finance the expansion of our business. We have not paid, and do not expect to declare or pay, cash dividends on common stock in the foreseeable future.

In February 2014 the company completed a private placement of Series A Convertible Preferred Stock on which the Company shall pay a 6% quarterly dividend on the stated value per annum commencing on the first day of each quarter. The dividends shall be payable quarterly in cash or in shares of Common Stock (calculated at the then applicable Conversion Price per share) and shall be payable on the day at the end of each Dividend Period (each such day being hereinafter called a “Dividend Payment Date”). No other dividends shall be paid on shares of Preferred Stock; and the Corporation shall pay no dividends (other than dividends in the form of Common Stock) on shares of the Common Stock unless it simultaneously complies with the previous sentence. Dividends shall be payable to holders of record as they appear in the stock records of the Corporation at the close of business on the applicable record date, which shall be the tenth (10th) day preceding the applicable Dividend Payment Date, or such other date designated by the Board of Directors or an officer of the Corporation duly authorized by the Board of Directors for the payment of dividends that is not more than 30 nor less than ten days prior to such Dividend Payment Date (each such date, a “Dividend Record Date”).

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 is incorporated herein by reference to Item 11, under “Equity Compensation Plan Information,” and Item 12 below.

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

In August and September 2013 some warrant holders opted for a cashless warrant exercise resulting in issuing 6,533,788 shares of common stock pursuant to the warrant instruction for cashless exercise. The Company has entered into a settlement agreement with holders of certain of these warrants resulting in a net reduction of 1,264,988 shares. Upon the closing of March 3, 2014, such shares will be canceled and will no longer be reflected as outstanding as of December 31, 2013. (see “Subsequent Events” in Note 1 to the Consolidated Financial Statements included in this report).

In September 2013 the Company offered a limited amount of large warrant holders to exercise at a reduced rate of $.10 per share. Twenty-four warrants were exercised for a total of 10,444,898 shares for $1,044,490.

In September 2013 the Company issued 150,000 shares of common stock at $0.38 per share for consulting to a public relation/investor relations company.

In September 2013 the Company issued 22,463,172 shares of common stock at $0.14 per share upon conversion of a secured note, which is no longer outstanding.

In September 2013 the Company issued 48,603,159 shares of common stock at $0.14 per share to a secured note holder converting the debt to equity.  The security interest held by the noteholder has been returned to the Company. UCC forms were filed appropriately.

In September 2013, two directors resigned from the Board. Both received 50,000 shares of common stock each at $.325 per share; 20,000 of these shares were for compensation from serving as Board members and the remaining 30,000 shares were issued to satisfy previous contractual agreements.

In October 2013, the Company issued to Wisconsin Rural Enterprise Fund, LLC (“WREF”) 378,000 shares of the Company’s common stock in full and final settlement of all of WREF’s claims against the Company related to a certain Stock Purchase and Sale Agreement entered into by and between the Company and WREF on December 2, 2006.

In October 2013 the Company issued 40,918 shares of the Company’s common stock to two noteholders for missed interest payments when the notes were converted in September 2013. The shares were issued at $.18 per share.

In October 2013 an employee exercised vested options at $.065 per share to receive 10,000 shares of the Company’s common stock.

In October a warrant holder exercised at a reduced rate of $.125 per share. The warrant was exercised for a total of 1,000,000 shares for $125,000.

In November 2013 a vendor exercised a portion of options received in payment for executive placement. He received 17,000 shares of common stock at $.07 per share.

In December 2013 a warrant holder opted for a cashless warrant exercise resulting in issuing 116,667 shares of common stock pursuant to the warrant instruction for cashless exercise.

In January 2014 a warrant holder opted for a cashless warrant exercise resulting in issuing 129,630 shares of common stock pursuant to the warrant instruction for cashless exercise.

On January 6, 2014, the Company issued 325,187 shares of common stock to the former CEO exercising stock options with an exercise price of $.01.

In January 2014 a vendor received 150,000 shares of common stock at $.275 per share in payment for public relations services.

In January 2014 a warrant holder opted for a cashless warrant exercise resulting in issuing 249,252 shares of common stock pursuant to the warrant instruction for cashless exercise.

In January 2014 a vendor exercised a portion of options received in payment for executive placement. He received 20,000 shares of common stock at $.07 per share.

On February 4, 2014 the Company entered into a Securities Purchase Agreement with certain investors issuing 20,550 shares of Series A Convertible Preferred Stock, par value $.01, and warrants to acquire an aggregate of approximately 1,600,000 shares of the Company’s common stock, par value $.01. The preferred shares are convertible into shares of common stock at an initial conversion price of $.26 per share of common stock. The warrants are exercisable at an exercise price of $.325 per share and expire five years from the closing date. The Company received gross proceeds of $2,055,000, before offering expenses.  See (“Subsequent Events” in Note 1 to the Consolidated Financial Statements included in this report).

In February 2014 two warrant holders opted for a cashless warrant exercise resulting in issuing 163,062 shares of common stock pursuant to the warrant instruction for cashless exercise.

In February 2014 a warrant holder exercised his warrant resulting in issuing 200,000 shares of common stock at an exercise price of $.18 per share for $36,000.

In February 2014 the Company issued 100,000 shares of common stock at $.25 per share to a vendor as part of a contract for investor relations consulting.

In February 2014, as a result of completing payments for the first of three years pursuant to a settlement agreement, 1,000,000 shares of common stock held in escrow was canceled and reissued for 666,667 shares. The shares held in escrow will reduce by 333,333 shares in February 2015 and then again for the remaining 333,334 shares in February 2016 as the settlement is paid without default.

In March 2014 four warrant holders opted for a cashless warrant exercise resulting in issuing 593,778 shares of common stock pursuant to the warrant instruction for cashless exercise.

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

•      The volatility of our operating results and financial condition; and,

•      Other specific risks that may be alluded to in this report.

All statements, other than statements of historical facts, included in this report regarding the Company’s growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  The Company does not undertake any obligation to update any forward-looking statements or other information contained herein.  Potential investors should not place undue reliance on these forward-looking statements.  Although Skyline believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, the Company cannot assure potential investors that these plans, intentions or expectations will be achieved.  The Company discloses important factors that could cause the Company’s actual results to differ materially from its expectations in the “Risk Factors” section and elsewhere in this report.  These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

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

Overview

We were incorporated in Minnesota in April 2002 under the name BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc.  Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. We are a development company manufacturing an environmentally conscientious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care.   Since our inception in 2002, we have invested significant resources into product development.  We believe that our success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to our wall-mounted Fluid Management System (“FMS”) and use of our proprietary cleaning fluid and filter kit.

We currently have two Regional Sales Managers and have hired five additional regional sales managers to sell the STREAMWAY System. In the first quarter of 2014 we have signed a contract with an Independent Distributor covering New York and surrounding areas.

Since inception, we have been unprofitable.  We incurred net losses of approximately $9.4 million and $7.4 million in 2013 and 2012, respectively. As of December 31, 2013 and December 31, 2012, we had an accumulated deficit of approximately $28.7 million and $19.3 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY FMS system and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product. We sold five original STREAMWAY units in 2011, and another original twenty-nine to date. The Company has been installing STREAMWAY units in hospitals for evaluation purposes, selling 100% of those original units installed for trial. We have purchase orders for approximately 50 of the enhanced STREAMWAY Systems that will be installed in hospitals and surgical centers over the next 12 months beginning at the end of February. We expect the revenue for STREAMWAY units to increase significantly at such time as the hospitals approve the use of the unit for their application and place orders for billable units. Trial basis units are either installed in or hung on the hospital room wall. The unit is connected to the hospital plumbing and sewer systems, as well as, the hospital vacuum system.  The unit remains on the customer site for 2 – 4 weeks, as contracted, at no cost to the customer. However, the customer does purchase the disposable kits necessary to effectively operate the units. Once the trial period has expired the unit is either returned to the Company or purchased by the customer. If purchased, at that time, the Company invoices the customer based upon a contracted price negotiated prior to the trial.

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Historical Financing” below. Our capital needs for the next 6 months are expected to be approximately $2 million, which we have raised in a private offering of Series “A” Convertible Preferred Stock. Our future cash requirements and the adequacy of available funds depend on our ability to sell our products.

As a company still in development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Comparison of Year Ended December 31, 2013 with Year Ended December 31, 2012

Revenue. We recorded revenue of $468,000 in 2013, compared to $188,000 in 2012.  Revenue in 2013 included the sale of twenty-one STREAMWAY systems and disposable supplies to operate the STREAMWAY. The revenue in 2012 included the sale of seven STREAMWAY systems and disposable supplies to operate the STREAMWAY. The Company is no longer installing the original STREAMWAY in hospitals for evaluation purposes, but will place our enhanced STREAMWAY in hospitals for evaluation in the first quarter of 2014. Additionally, the Company has purchase orders for approximately 50 enhanced STREAMWAY units that we anticipate installing over the next 12 months beginning at the end of February. The Company decision to cease production of the original STREAMWAY in June 2013 enabled us to concentrate efforts toward putting the enhanced STREAMWAY into full production that is expected to lead to stronger sales in 2014.

Cost of sales. Cost of sales was $189,000 in 2013 compared to $128,000 in 2012. The gross profit margin was 59% in 2013 and 32% in 2012. As our revenue has increased and we honed in on parts for the STREAMWAY 2000 we were better able to maximize our margins through advanced purchasing at larger volumes. The Company also developed ways to reduce cost through tooling parts and purchasing different components that improved the STREAMWAY Systems while costing less.

General and Administrative expense. General and administrative (G&A) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

G&A expense increased to $7,530,000, for 2013 from $6,286,000 in 2012. The $1,244,000 increase in G&A expenses for 2013, compared to 2012, is primarily due to an increase in salaries of $306,000 as a result of additional hiring and full year compensation for the officers; an increase in legal expenses of $429,000 incurred for private placement funding, registration filings, renaming, reincorporating and merging the Company;  investor relations expenses of $353,000 for fees to placement agents, data room costs for investors to conduct research and expenses related to a possible listing on the NASDAQ or the New York Stock Exchange, and, $402,500 for bonuses predominantly in the form of stock options.  There were offsets for reductions to accounting fees and consulting expenses.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the Company’s current stage.

Operations expense increased to $1,097,000 in 2013 compared to $761,000 in 2012. The $336,000 increase in operations expense in 2013 is primarily due to increases of $145,000 in salaries as a result of additional hiring and full year compensation for the COO and $220,000 in research and development from a concentrated effort extended toward rolling out the enhanced STREAMWAY. These increases were partially offset by certain expense reductions, including a reduction of $116,000 in consulting expense.

Sales and marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trade shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased to $579,000 in 2013 compared to $173,000 in 2012. The $406,000 increase is a result of a $68,000 increase in salaries due to hiring a senior sales executive and a direct salesperson; of a $132,000 increase in public relations after contracting a firm to assist the Company in bringing essential news to the public sector; of a $68,000 increase in commissions; and, of a $20,000 increase in web development.

Interest Expense. Interest expense increased to $637,000 in 2013 compared to $259,000 in 2012. The $377,000 was a result of financing efforts through private placements that were funded through convertible notes. All of the convertible notes were converted in 2013 resulting in interest expense paid through common stock shares.

Loss (gain) on valuation of equity-linked financial instruments. The Company realized a gain of $158,000 on valuation of equity-linked financial instruments in 2013 compared to a loss of $3,100 in 2012.  The gain resulted from older warrants expiring.

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2013

Net cash used in operating activities was $3,855,000 for 2013, compared with net cash used of $1,184,000 for 2012. The $2,671,000 increase in cash used in operating activities was largely due to an increase consisting of contracted bonuses for 2013, short term amounts for long term liabilities resulting from settlements of old notes, of an increase of $36,000 for prepaid expenses and other assets, an increase in research and development of $220,000 and an increase of $68,000 in accounts receivable. There was also $79,000 in payroll liabilities.

Cash flows used in investing activities was $216,000 for 2013 and zero in 2012. As we have grown our fixed asset acquisitions have increased as well. We have purchased furniture, computers, software and have incurred leasehold improvements.

Net cash provided by financing activities was $4,160,000 for 2013 compared to net cash provided of $1,074,000 for 2012. The increase in 2013 was primarily the result of proceeds of private placements of common stock of $1,000,000, warrant exercises of $1,337,000 and proceeds of $1,823,000 of convertible debt. All outstanding convertible notes were converted in 2013.

Capital Resources

We had a cash balance of $102,000 as of December 31, 2013 and $13,000 as of December 31, 2012. Since our inception, we have incurred significant losses. As of December 31, 2013, we had an accumulated deficit of approximately $28,697,000.

From inception to December 31, 2013, our operations have been funded through a bank loan and private convertible debt of approximately $3,935,000 and equity investments totaling approximately $6,956,000. See “Historical Financing” below.

The funds from our October 2008 offering allowed us to complete the testing and certification of our FMS unit and to receive, on April 1, 2009, final FDA clearance.  We raised approximately $229,000 in equity and $605,000 in convertible debt in 2010, and $1,386,000 in equity and $525,000 in convertible debt in 2011.  In 2012, the Company converted $818,000 of debt into equity, raised $3,764,000 in equity and $1,053,000 in convertible debt. In 2013, as a result of proceeds of convertible debt and exercises of stock options, warrants and private placements the Company raised $1,800,000 and $2,300,000, respectively.

To date in 2014, we have raised $2,055,000 in gross proceeds excluding offering expenses from a private placement of Series “A” Convertible Preferred Stock and have received approximately $54,364 in revenues from product sales. As of the date of filing of this report, our cash balance is approximately $467,000.

We are currently incurring operating expenses of approximately $250,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, we have approximately $3,812,000 in debts, liabilities and cash obligations that become due in calendar 2014. We have raised $2 million from a private placement of Series A Convertible Preferred Stock in order to have sufficient financial resources to fund our operations for the next 6 months.  We will attempt to secure a credit line with our bank or to factor our purchase orders to support purchasing our cost of goods and to continue to expand our sales program.

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

Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through June 30, 2014 after which additional financing may be needed to continue to satisfy our obligations.  While holders of our warrants could exercise and provide cash to us during that time frame, we are not depending on that in our fundraising efforts. Our enhanced STREAMWAY has begun production and, sales of this product, beginning with more than 50 purchase orders, are expected to provide additional operating revenues and cash balances that could reduce the need for additional fund raising.

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

The Company also raised an additional $300,000 from the sale of convertible notes in January 2013. Also, in January and March 2013, the Company raised an additional $500,000 from a second private sale of equity securities. In addition, in March 2013, the Company completed a further private sale of common stock for an aggregate purchase price of $500,000. See Note 2 to the Financial Statements. In June 2013, the Company raised an additional $1,000,000 from the sale of convertible notes. See Note 3 to the Financial Statements. In the third quarter we also borrowed the remaining $243,000 principal amount of our convertible note payable to SOK, Partners, LLC. During the third quarter of 2013, the holders of convertible notes, including Dr. Samuel Herschkowitz and SOK Partners, LLC, converted $1,506,000 of outstanding debt, including principal and interest, into equity. The Company converted the promissory notes totaling $314,484 and $680,444, respectively, including principal and interest, on September 11, 2013 for 22,463,172 and 48,603,159 shares, respectively, at $.014 per share. Also during the third quarter of 2013, we raised approximately $1,044,000 through the cash exercise of warrants by investors who were offered a reduction in the exercise price in connection with the exercise. In December 2013 the Company raised $280,000 in the form of a short term non-convertible note with 10% interest based on a 365 day year from SOK Partners, LLC. In January 2014 an additional $20,000 was raised and added to the original note to SOK, Partners, LLC. Josh Kornberg the CEO, is a 50% managing partner in SOK Partners, LLC.

In February 2014, we raised $2,055,000 less offering expenses from a private placement of convertible preferred stock. As of February 4, 2014, Skyline Medical Inc. (the “Company”) entered into a Securities Purchase Agreement with certain investors (the “Purchasers”) pursuant to which the Company agreed to offer and sell 20,550 shares of Series A Convertible Preferred Stock, par value $0.01 (the “Preferred Shares”), and warrants (the “Warrants”) to acquire an aggregate of approximately 1,600,000 shares of the Company’s common stock, par value $0.01 (“Common Stock”). The Preferred Shares are convertible into shares of Common Stock at an initial conversion price of $0.26 per share of Common Stock. The Warrants are exercisable at an exercise price of $0.325 per share and expire five years from the closing date. The closing of the sale of the Preferred Shares and Warrants (collectively, the “Securities”) occurred as of February 4, 2014 (the “Closing”). If the Common Stock is not listed on the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the Closing, the Company shall issue additional Warrants to purchase additional shares of Common Stock, equal to 30% of the shares of Common Stock which the Preferred Shares each Purchaser purchased are convertible into.

The Securities Purchase Agreement requires the Company to register the resale of the shares of Common Stock underlying the Preferred Shares (the “Underlying Shares”) and the Common Stock underlying the Warrants (the “Warrant Shares”). The Company is required to prepare and file a registration statement with the Securities and Exchange Commission within 90 days of Closing, and to use commercially reasonable efforts to have the registration statement declared effective within 105 days if there is no review by the Securities and Exchange Commission, and within 150 days in the event of such review.

The Preferred Shares are convertible at the option of the holder into the number of shares of Common Stock determined by dividing the stated value of the Preferred Shares being converted by the conversion price of $0.26, subject to adjustment for stock splits, reverse stock splits and similar recapitalization events. If the Company issues additional shares of Common Stock, other than certain stock that is excluded under the terms of the Securities Purchase Agreement, in one or more capital raising transactions with an aggregate purchase price of at least $100,000 for a price less than the then existing conversion price for the Preferred Shares (the “New Issuance Price”), then the then existing conversion price shall be reduced to the New Issuance Price, provided, however, that under no circumstances shall the New Issuance Price be less than $0.13 or reduced to a price level that would be in breach of the listing rules of any stock exchange or that would have material adverse effect on the Corporation’s ability to list its Common Stock on a stock exchange, including but not limited to the change of accounting treatment of the Preferred Stock. The Preferred Shares contain certain limitations on conversion so that the holder will not own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Preferred Shares held by the applicable holder, with the percentage subject to increase in certain circumstances.  The Preferred Shares are eligible to vote with the Common Stock on an as-converted basis, but only to the extent that the Preferred Shares are eligible for conversion without exceeding the Beneficial Ownership Limitation. The Preferred Shares are entitled to receive dividends on a pari passu basis with the Common Stock, when, and if declared. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of Common Stock ranking prior to the Preferred Shares upon liquidation, the holders of the Preferred Shares shall receive, prior and in preference to the holders of any junior securities, an amount equal to $2,055,000 times 1.2, plus all declared but unpaid dividends.

The Warrants are exercisable on any day on or after the date of issuance, have an exercise price of $0.26 per share, subject to adjustment, and a term of five years from the date they are first exercisable. However, a holder will be prohibited from exercising a Warrant if, as a result of such exercise, the holder, together with its affiliates, would exceed the Beneficial Ownership Limitation as described above for the Preferred Shares. If any Warrant has not been fully exercised prior to the first anniversary of the Closing and if during such period the Company has not installed or received firm purchase orders (accepted by the Company) for at least 500 STREAMWAY ® Automated Surgical Fluid Disposal Systems, then, the number of shares of Common Stock for which such Warrant may be exercised shall be increased 2.5 times.

The Company has entered into a settlement agreement effective March 3, 2014 with holders of certain warrants that resulted in a net reduction of 1,264,988 shares that were previously reflected as outstanding but are not reflected on the balance sheet as of December 31, 2013. (See “Subsequent Events” in Note 1 to the Consolidated Financial Statements included in this report).

Plan of Financing; Going Concern Qualification

We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations, sales and marketing, and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

We are currently incurring operating expenses of approximately $250,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, we have approximately $3,812,000 in debts, liabilities and cash obligations that become due in calendar 2014.

We have raised $2 million from a private placement of convertible preferred stock to have sufficient financial resources to fund our operations for the next 6 months.  We will attempt to secure a credit line with our bank or to factor our purchase orders to support purchasing our cost of goods and to continue to expand our sales program.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. Our standard terms specify that shipment is FOB Skyline and we will, therefore, recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of our STREAMWAY FMS units as well as shipments of cleaning solution and filters. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our customers for a particular product.  Under our standard terms and conditions, there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer.  The customer’s right of return is limited only to our standard one-year warranty, whereby we replace or repair, at our option.  We believe it would be rare that the STREAMWAY FMS unit or significant quantities of cleaning solution and/or filters may be returned. Currently we manufacture, test and ship the STREAMWAY FMS units from our own warehouse and can easily replace or repair units as needed.  Additionally, since we buy the cleaning solution/filter kits from “turnkey” suppliers, we would have the right to replacements from the suppliers if this situation should occur.

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

Because we do not have significant historical trading data on our common stock we relied upon trading data from a composite of 10 medical companies traded on major exchanges and 15 medical companies quoted by the OTC Bulletin Board to help us arrive at expectations as to volatility of our own stock when public trading commences.  In 2013 the Company experienced significant exercises of options and warrants.  The options raised $6,500 in capital.  Warrants exercised for cash produced $1,330,000 of capital. In the case of options and warrants issued to consultants and investors we used the legal term of the option/warrant as the estimated term unless there was a compelling reason to use a shorter term. The measurement date for employee and non-employee options and warrants is the grant date of the option or warrant.  The vesting period for options that contain service conditions is based upon management’s best estimate as to when the applicable service condition will be achieved.  Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized.  The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment.  As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See “Note 3 – Stockholders’ Deficit, Stock Options and Warrants”  in Notes to Financial Statements of this Annual Report on Form 10-K for additional information.

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

Valuation of Intangible Assets.    We review identifiable intangible assets for impairment in accordance with ASC 350- Intangibles – Goodwill and Other, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our intangible assets are currently solely the costs of obtaining trademarks and patents.  Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management's best estimate of the related risks and return at the time the impairment assessment is made. The Company wrote off the entire original STREAMWAY product patent of $140,588 in June 2013. The balance represented intellectual property in the form of patents for our original STREAMWAY product. The Company’s enhanced STREAMWAY product has a new patent pending, see “Patents and Intellectual Property”.

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

Disclosure Controls and Procedures

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the twelve months ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material weaknesses in internal control.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Board may be increased or decreased from time to time by resolution of the stockholders or the Board. The Company’s Board presently consists of six directors. Directors are elected at each annual meeting, and each director shall serve until his or her term expires, his or her earlier death, or a successor is elected and qualified or until the director resigns or is removed.  Directors are elected by the highest number of votes cast at a meeting at which a quorum is present. Any vacancies may be filled by the vote of a majority of the board of directors, although less than a quorum, and any such person elected to fill a vacancy shall serve as a director until the next annual meeting of stockholders.

The Board does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a shareholder. To submit a candidate for consideration for nomination, shareholders must submit such nomination in writing to our Secretary at 2915 Commers Drive, Suite 900, Eagan, MN 55121.

To view a brief biography for each director please see, “Executive Officers and Directors of the Registrant”, in this Annual Report on Form 10-K for additional information.

Name	Age	Position
Directors:
Joshua Kornberg	40	President, Chief Executive Officer and Interim Chairman of the Board of Directors
Dr. Arnon Dreyfuss (2)	60	Director
Frank Mancuso (2)	54	Director
Thomas J. McGoldrick (1) (3)	72	Director
Andrew P. Reding (1)	44	Director
Ricardo Koenigsberger (1) (3)	47	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance/Nominating Committee

Below is a description of each committee of the Board of Directors as such committees are presently constituted.  The Board of Directors has determined that each current member of each committee meets the applicable SEC and NASDAQ rules and regulations regarding “independence” and that each member is free of any relationship that would impair his individual exercise of independent judgment with regard to the Company.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements.

The functions of the Audit Committee include, among other things:

•	serving as an independent and objective party to monitor the Company’s financial reporting process and internal control system;

•	coordinating, reviewing and appraising the audit efforts of the Company’s independent auditors and management and, to the extent the Company has an internal auditing or similar department or persons performing the functions of such department (“internal auditing department” or “internal auditors”), the internal auditing department; and

•	communicating directly with the independent auditors, financial and senior management, the internal auditing department, and the Board of Directors regarding the matters related to the committee’s responsibilities and duties.

Both our independent registered public accounting firm and management periodically meet privately with the Audit Committee.

Our Audit Committee currently consists of Mr. Koenigsberger, as the chairperson, Mr. McGoldrick and Mr. Reding. Each Audit Committee member is a non-employee director of the Board. The Board of Directors reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and has determined that all current members of our Audit Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Audit Committee met four times in fiscal 2013.

Audit Committee Financial Expert

The Board has determined that Mr. Koenigsberger meets the criteria as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). As noted above, Mr. Koenigsberger, Mr. McGoldrick and Mr. Reding are independent within the meaning of NASDAQ’s listing standards.

Report of the Audit Committee of the Board of Directors

The Audit Committee assists the Board of Directors with fulfilling its oversight responsibility regarding the quality and integrity of the accounting, auditing and financial reporting practices of the Company. In discharging its oversight responsibilities regarding the audit process, the Audit Committee:

(1)	reviewed and discussed the audited financial statements with management and the independent auditors;
(2)	discussed with the independent auditors the material required to be discussed by Statement on Auditing Standards No. 114, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T, with and without management present; and
(3)	received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and discussed with the independent accountant the independent accountant’s independence.

Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.

Ricardo Koenigsberger, Chair
Andrew P. Reding
Thomas McGoldrick

Compensation Committee

The Compensation Committee of the Board of Directors currently consists of two directors, Dr. Dreyfuss, as the chairperson, and Mr. Mancuso. All members of the Compensation Committee were appointed by the Board of Directors, and consist entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and “independent” as independence is currently defined in Rule 4200(a) (15) of the NASDAQ listing standards. In fiscal 2012, the Compensation Committee met two times. The functions of the Compensation Committee include, among other things:

•	approvinging the annual compensation packages, including base salaries, incentive compensation, deferred compensation and stock-based compensation, for our executive officers;

•	administering our stock incentive plans, and subject to board approval in the case of executive officers, approving grants of stock, stock options and other equity awards under such plans;

•	approving the terms of employment agreements for our executive officers;

•	developing, recommending, reviewing and administering compensation plans for members of the Board of Directors;

•	reviewing and discussing the compensation discussion and analysis with management; and

•	preparing any compensation committee report required to be included in the annual proxy statement.

All Compensation Committee approvals regarding compensation to be paid or awarded to our executive officers are rendered with the full power of the Board, though not necessarily reviewed by the full Board.

Our Chief Executive Officer may not be present during any Board or Compensation Committee voting or deliberations with respect to his compensation. Our Chief Executive Officer may, however, be present during any other voting or deliberations regarding compensation of our other executive officers, but may not vote on such items of business.

Compensation Committee Interlocks and Insider Participation

As indicated above, the Compensation Committee consists of Dr. Dreyfuss and Mr. Mancuso. No member of the Compensation Committee has ever been an executive officer or employee of ours. None of our officers currently serves, or has served during the last completed year, on the compensation committee or the board of directors of any other entity that has one or more officers serving as a member of the Board of Directors or the Compensation Committee.

Governance/Nominating Committee

The Governance/Nominating Committee of the Board of Directors currently consists of Mr. McGoldrick, as the chairperson, and Mr. Koenigsberger. each of whom is an “independent director,” as such term is defined by The NASDAQ Market Listing Rule 5605(a)(2), and free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a member of the Committee.

The members of the Committee shall be elected annually by the Board.  Committee members may be removed for any reason or no reason at the discretion of the Board, and the Board may fill any Committee vacancy that is created by such removal or otherwise. The Committee’s chairperson shall be designated by the full Board or, if it does not do so, the Committee members shall elect a chairperson upon the affirmative vote of a majority of the directors serving on the Committee.

The Committee may form and delegate authority to subcommittees as it may deem appropriate in its sole discretion.

Structure and Meetings

The chairperson of the Committee presides at each meeting and, in consultation with the other members of the Committee, sets the frequency and length of each meeting and the agenda of items to be addressed at each meeting. The chairperson of the Committee ensures that the agenda for each meeting is circulated to each Committee member in advance of the meeting.  The Committee reports its actions and recommendations to the Board.

Goals and Responsibilities

                In furtherance of its purposes, the Committee:

•	Evaluates the composition, organization and governance of the Board, determines future requirements and make recommendations to the Board for approval;
•	Determines desired Board and committee skills and attributes and criteria for selecting new directors;
•	Reviews candidates for Board membership consistent with the Committee’s criteria for selecting new directors and annually recommend a slate of nominees to the Board for consideration at the Company’s annual shareholders’ meeting;
•	Reviews candidates for Board membership, if any, recommended by the Company’s shareholders;
•	Conducts the appropriate and necessary inquiries into the backgrounds and qualifications of possible director candidates;
•	Evaluates and considers matters relating to the qualifications and retirement of directors;
•	Develops a plan for, and consults with the Board regarding, management succession; and
•	Advises the Board generally on corporate governance matters.

In addition, the Committee, if and when deemed appropriate by the Board or the Committee, develop and recommend to the Board a set of corporate governance principles applicable to the Company, and review and reassess the adequacy of such guidelines annually and recommend to the Board any changes deemed appropriate.  The Committee also advises the Board on (a) committee member qualifications, (b) appointments, removals and rotation of committee members, (c) committee structure and operations (including authority to delegate to subcommittees), and (d) committee reporting to the Board.  Finally, the Committee performs any other activities consistent with this Charter, the Company’s Articles of Incorporation, Bylaws and governing law as the Committee or the Board deems appropriate.

The Committee will review and reassess at least annually the adequacy of the Charter and recommend any proposed changes to the Board for approval.

Committee Resources

The Committee has the authority to obtain advice and seek assistance from internal or external legal, accounting or other advisors. The Committee has the sole authority to retain and terminate any search firm to be used to identify director candidates, including sole authority to approve such search firm’s fees and other retention terms.

Diversity

The Board of Directors does not currently have a policy regarding attaining diversity on the Board.

ITEM 11. EXECUTIVE COMPENSATION.

Overview

This section describes the material elements of the compensation awarded to, earned by or paid to our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer, as determined in accordance with SEC rules, collectively referred to as the “Named Executive Officers.”

Summary Compensation Table for Fiscal 2013 and 2012

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2013 and December 31, 2012 by each of the Named Executive Officers:

Name and					(5)	(6)
Principal		(4)			Option	All Other	Total
Position	Year	Salary	Bonus	Stock Awards	Awards	Compensation	Compensation
Joshua Kornberg, CEO, President (1)	2013	$238,691	$50,000	$-	$689,169	$36,000	$1,013,860
	2012	$45,000	$-	$45,000	$345,044	$112,162	$547,206
David O. Johnson, COO (2)	2013	$161,466	$50,000	$-	$68,252	$10,350	$290,068
	2012	$35,625	$-	$-	$57,507	$65,725	$158,857
Bob Myers, CFO (3)	2013	$140,561	$62,500	$-	$56,877	$1,133	$261,071
	2012	$30,933	$-	$-	$57,507	$15,000	$103,440

(1)	Mr. Kornberg became a consultant on March 13, 2012, interim CEO on April 4, 2012 and CEO on July 1, 2012. Mr. Kornberg’s bonus earned in 2013 was 75% of his base salary, $187,500, and will be paid in 2014. Mr. Kornberg was also awarded 225% of his base salary in the form of options to purchase 2,445,652 shares of common stock at $.23. Mr. Kornberg received a salary increase of $25,000 in March 2014. In 2013 he also received options to purchase 34,242 shares of common stock as fees for serving on the Board of Directors. Mr. Kornberg received options to purchase 14,400,000 shares at $.075 in 2013 as part of his 2012 bonus. Mr. Kornberg’s 2012 cash bonus was for $360,000 payable in 2013; he was paid $50,000 in 2013 and the Company has the remainder recorded as an accrued liability. Mr. Kornberg received options to purchase 6,000,000 shares at $.08 following his appointment in 2012.
(2)	Mr. Johnson was a contract employee from December 2011 to June 30, 2012 and became COO on July 1, 2012. Mr. Johnson’s bonus awarded by the Board in 2013 was fifty percent in cash ($72,000) payable in 2014 and fifty percent in the form of options to purchase 304,348 shares of common stock at $.23 per share. The bonus awarded by the Board in 2012 was fifty percent in cash ($75,000) payable in 2013 and fifty percent in the form of options to purchase 948,368 shares of common stock at $.079. Mr. Johnson was paid $50,000 in 2013 and the Company has the remainder recorded as an accrued liability. Following his 2012 appointment Mr. Johnson was granted options to purchase 1,000,000 shares of common stock at $.08 per share.
(3)	Mr. Myers was a contract employee from December 2011 to June 30, 2012 and became CFO on July 1, 2012. Mr. Myers’s bonus awarded by the Board in 2013 was fifty percent in cash ($60,000) payable in 2014 and fifty percent in the form of options to purchase 260,870 shares of common stock at $.23 per share. The bonus awarded by the Board in 2012 was fifty percent in cash ($62,500) payable in 2013 and fifty percent in the form of options to purchase 791,140 shares of common stock at $.079. Mr. Myers was paid $62,500 in 2013. Mr. Myers received a salary increase of $15,000 in March 2014. Following his 2012 appointment Mr. Myers was granted options to purchase 1,000,000 shares of common stock at $.08 per share.

(4)	Salaries shown, where applicable are net of the 401(k) retirement plan put in place during 2013.
(5)	Represents the actual compensation cost recognized during 2013 and 2012 as determined pursuant to FASB ASC 718 – Stock Compensation utilizing the assumptions discussed in Note 3, “Stock Options and Warrants,” in the notes to the financial statements filed in this Annual Report on Form 10-K.
(6)	All Other Compensation in 2013 consists of consulting income for Messrs. Johnson and Myers remaining due from 2012 and paid in 2013. Mr. Kornberg’s All Other Compensation consists of health insurance reimbursement for 2013.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2013

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2013:

	Option Awards
		Number of Securities	Number of Securities
		Underlying Options	Underlying Options
	Grant Date	Exercisable	UnExercisable	Option Exercise Price	Option Expiration Date
Joshua Kornberg (1)	8/13/2012	6,000,000		$0.08	8/13/2022
	3/14/2013	14,400,000		$0.075	3/14/2023
	9/30/2013	15,723		$0.318	9/30/2018
	12/31/2013	18,519		$0.27	12/31/2018
	3/6/2014	2,445,652		$0.23	3/6/2024

David O. Johnson	8/13/2012	1,000,000		$0.08	8/13/2022
	3/18/2013	949,368		$0.079	3/18/2023
	3/6/2014	303,348		$0.23	3/6/2024

Bob Myers	8/13/2012	1,000,000		$0.08	8/13/2022
	3/18/2013	791,140		$0.079	3/18/2023
	3/6/2014	260,870		$0.23	3/6/2024

(1)	Does not reflect an award of 5,000,000 shares of restricted stock which the Compensation Committee has approved. Such shares would vest upon certain changes in control of the Company.

Executive Compensation Components for Fiscal 2013

Base Salary. Base salary is an important element of our executive compensation program as it provides executives with a fixed, regular, non-contingent earnings stream to support annual living and other expenses. As a component of total compensation, we generally set base salaries at levels believed to attract and retain an experienced management team that will successfully grow our business and create shareholder value. We also utilize base salaries to reward individual performance and contributions to our overall business objectives, but seek to do so in a manner that does not detract from the executives’ incentive to realize additional compensation through our stock options and restricted stock awards.

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

Stock Options and Other Equity Grants. Consistent with our compensation philosophies related to performance-based compensation, long-term shareholder value creation and alignment of executive interests with those of shareholders, we make periodic grants of long-term compensation in the form of stock options or restricted stock to our executive officers, directors and others in the organization.

Stock options provide executive officers with the opportunity to purchase common stock at a price fixed on the grant date regardless of future market price. A stock option becomes valuable only if the common stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option shares to vest. This provides an incentive for an option holder to remain employed by us. In addition, stock options link a significant portion of an employee’s compensation to shareholders’ interests by providing an incentive to achieve corporate goals and increase shareholder value. Under our Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”), we may also make grants of restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to officers and other employees. We adopted the 2012 Plan to give us flexibility in the types of awards that we could grant to our executive officers and other employees.

Limited Perquisites; Other Benefits. We provide our employees with a full complement of employee benefits, including health and dental insurance, short term and long term disability insurance, life insurance, a 401(k) plan, FSA flex plan and Section 125 plan. Mr. Kornberg receives $3,000 monthly as a health insurance reimbursement in lieu of accepting the Company medical plan benefits.

Employment Contracts

Employment Agreement with Chief Executive Officer

Base Salary. Our employment agreement, dated March 14, 2013, with Joshua Kornberg, President, Chief Executive Officer and Interim Chairman of the Board, provided that his initial annual base salary would be $250,000 and that his base salary for subsequent years is to be determined by the Board. Effective in March 2014 Mr. Kornberg’s annualized base salary was increased to $275,000. We offered this amount as part of a package of compensation to ensure that we retain Mr. Kornberg in his current capacity with our Company. The compensation package for Mr. Kornberg was designed to provide annual cash compensation, combined with the equity compensation described below, sufficient to induce him to remain with the Company and continue to incentivize him to create revenue growth and shareholder value. Based upon the recommendation of the Compensation Committee, the Board approved an increase to Mr. Kornberg’s base salary rate from $180,000 to $250,000 for calendar 2013.

Compensation and Related Matters. Notwithstanding the terms of the Existing Employment Agreement, in connection with the Mr. Kornberg’s employment with the Company from April 24, 2012 to December 31, 2012, the Executive shall receive, or has received, the following incentive compensation payments in lieu of the payments described in Section 2(b) of the Existing Employment Agreement:

2012 Annual Bonus. Mr. Kornberg shall receive a cash bonus equal to Three Hundred Sixty Thousand Dollars ($360,000), which is equal to two hundred percent (200%) of the Executive's annual Base Salary in 2012, payable in a lump sum no later than the Company's first regularly scheduled payroll date after the Effective Date. In March 2014 Mr. Kornberg was awarded a $187,500 cash bonus equal to 75% of his base salary, and 225% of his base salary I the form of options to purchase 2,445,652 shares of common stock at $.23.

Incentive Compensation. In connection with his employment during the Term, Mr. Kornberg shall be eligible to receive cash and/or equity incentive compensation as determined by the Board and/or the Compensation Committee from time to time, including, without limitation, the incentive compensation described below:

Annual Bonus. Mr. Kornberg shall be eligible to receive with respect to each calendar year ending during the Term of the Executive's employment with the Company a bonus payment subject to the terms of this Section (the "Annual Bonus"). The amount of the Annual Bonus shall be determined based on the attainment of reasonable Company and/or individual performance metrics established and revised annually by the Compensation Committee and/or Board in consultation with Mr. Kornberg, which shall be set at or about the beginning of the given year to which the metrics relate. Mr. Kornberg’s target Annual Bonus shall be one hundred fifty percent (150%) of his Base Salary (the "Target Annual Bonus"); provided, however, that the actual amount of the Annual Bonus for each calendar year shall be determined by the Compensation Committee and/or the Board based on relative level of achievement of the applicable metrics and which may be in an amount greater or less than the Target Annual Bonus but shall not be less than fifty percent (50%) of the Target Annual Bonus (the "Minimum Bonus"). The Annual Bonus shall be payable in a single lump sum in cash between January 1 and March 15 of the year following the calendar year to which such Annual Bonus relates. Except as otherwise provided in this Agreement, to earn and be entitled to payment of an Annual Bonus in respect of a given calendar year, Mr. Kornberg must be employed by the Company on the last day (i.e., December 31st) of the calendar year to which the bonus relates. Notwithstanding the foregoing, Mr. Kornberg (or his estate, if applicable) shall receive a pro-rata portion of the Target Annual Bonus (calculated as if all applicable performance metrics had been attained at one hundred percent (100%) and based on the portion of the calendar year during which the Executive was employed) (the "Pro-Rata Bonus") for the calendar year during which the Executive's employment terminates due to: (i) termination by the Company without Cause (as defined below); (ii) termination by the Executive for Good Reason (as defined below); or (iii) termination due to the Executive's death or Disability (as defined below).

2012 Stock Option Award Grant. On March 14, 2013, the Company granted to Mr. Kornberg Fourteen Million Four Hundred Thousand (14,400,000) stock options, which is equal to (A) Three Hundred Sixty Thousand Dollars ($360,000) (i.e., two hundred percent (200%) of the Executive's annual Base Salary in 2012); divided by (B) the price of a share of common stock of the Company on the day preceding the date of grant; multiplied by (C) three (3) (the "2012 Stock Option Award  Grant"). The 2012 Stock Option Award Grant will be fully vested on the date of grant. If the shares covered by the 2012 Stock Option Award Grant exceed, as of the date of grant, the number of shares of common stock which may be issued under the Skyline Medical Inc. 2012 Stock Incentive Plan (the "Plan") as last approved by the shareholders of the Company, then the 2012 Stock Option Award Grant shall be void with respect to such excess shares, unless shareholder approval of an amendment sufficiently increasing the number of shares of common stock issuable under the Plan is obtained in accordance with the provisions of the Plan on or before June 30, 2013.

2012 Restricted Stock Award Grant. On March 14, 2013, the Company shall grant to Mr. Kornberg Five Million (5,000,000) shares of common stock, subject to the restrictions contained in the applicable award agreement (the "2012 Restricted Stock Award Grant"). The 2012 Restricted Stock Award Grant will fully vest on a Change in Control (as defined below), as provided in the applicable award agreement. If the shares covered by the 2012 Restricted Stock Award Grant exceed, as of the date of grant, the number of shares of common stock which may be issued under the Plan as last approved by the shareholders of the Company, then the 2012 Restricted stock Award Grant shall be void with respect to such excess shares, unless shareholder approval of an amendment sufficiently increasing the number of shares of common stock issuable under the Plan is obtained in accordance with the provisions of the Plan on or before June 30, 2013.

                Equity Incentive Grants. Mr. Kornberg shall receive annual equity incentive grants (e.g., stock options, restricted stock or other stock-based awards) with respect to each calendar year ending during the Term of Mr. Kornberg's employment with the Company, which shall be granted on December 31st of the calendar year to which such grant pertains (each an "Annual Grant"). Each Annual Grant shall be granted in accordance with the terms and conditions of the applicable equity incentive plan or plans then in effect and will be evidenced by an award agreement issued under the applicable plan. The target aggregate grant date fair value of each such Annual Grant shall be two hundred percent (200%) of Mr. Kornberg's Base Salary (the "Target Grant"); provided, however, that the actual amount of any such award shall be determined in the reasonable discretion of the Compensation Committee and/or the Board and may be greater than the Target Grant but shall not be less than the Target Grant. Each Annual Grant shall be fully vested on the date of grant; provided, however, that any equity incentive grant Mr. Kornberg receives that is not an Annual Grant will be subject to the vesting provisions contained in the applicable award agreement.

Compensation Upon Termination.

Termination Generally. If Mr. Kornberg's employment with the Company is terminated for any reason, the Company shall pay or provide to Mr. Kornberg (or to his authorized representative or estate) (i) any Base Salary earned through the Date of Termination (paid on or before the time required by law but in no event more than thirty (30) days after the Date of Termination); (ii) if the Date of Termination occurs following the end of a given calendar year, but prior to payment of the Annual Bonus with respect to such year, the Annual Bonus payable for such prior calendar year (paid in accordance with Section 2(c)(i)); (iii) if applicable under Section 2(c)(i), the Pro-Rata Bonus for the year during which the Date of Termination occurs (paid at the time the Company pays bonuses with respect to such year); (iv) unpaid expense reimbursements (subject to, and in accordance with, Sections 2(d), 2(f) and 2(i) of this Agreement) and, if applicable under Section 2(h), unused vacation that accrued through the Date of Termination (paid on or before the time required by law but in no event more than thirty (30) days after the Date of Termination); and (v) any vested benefits the Executive may have under any Executive Benefit Plan or other employee benefit plan of the Company through the Date of Termination, which vested benefits shall be paid and/or provided in accordance with the terms of such benefit plans (collectively, the "Accrued Benefits").

Termination by the Company Without Cause or by the Executive with Good Reason. During the Term, if Mr. Kornberg's employment is terminated by the Company without Cause as provided in Section 3(d) or Mr. Kornberg terminates his employment for Good Reason as provided in Section 3(e), then the Company shall pay Mr. Kornberg his Accrued Benefits (as provided in Section 4(a) above). In addition, subject to Mr. Kornberg signing a full and final release of all releasable claims in favor of the Company and related persons and entities in a reasonable form and manner reasonably satisfactory to the Company (the "Release") and the expiration of the applicable revocation period for the Release:

a.	the Company shall pay Mr. Kornberg an amount equal to two (2) times the sum of (x) the Executive's Base Salary; and (y) the Executive's Target Annual Bonus (i.e., one hundred percent (100%) of the Target Annual Bonus amount as if employed for the full year and all applicable performance metrics had been fully achieved) (the "Severance Amount"). The Severance Amount shall be paid in a cash lump sum payment within sixty (60) days after the Date of Termination; provided, however, that if the sixty (60) day period begins in one calendar year and ends in a second calendar year, the lump sum payment of the Severance Amount shall be paid in the second calendar year (but prior to the end of the sixty (60) day period). Each payment pursuant to this Agreement is intended to constitute a separate payment for purposes of Treasury Regulations Section 1.409A-2(b)(2);

b.	effective upon the Date of Termination, all stock options and other stock-based awards (including, without limitation, all such awards/grants under Sections 2(b)(ii) and 2(c)(ii)) held by Mr. Kornberg and all yet unvested portions thereof shall immediately and fully accelerate and vest and become exercisable or nonforfeitable as of the Date of Termination (to the extent that the Release is not effective as of the Date of Termination, the Company shall take all necessary corporate action to ensure that no such stock-based awards terminate or are forfeited by Mr. Kornberg from the Date of Termination until the date such accelerated vesting and/or exercisability becomes effective);

c.	if the Annual Grant had not been made with respect to the year in which the Date of Termination occurs, the Company shall grant to Mr. Kornberg on the Date of Termination such number of shares of common stock with an aggregate fair market value on the Date of Termination equal to two hundred percent (200%) of Mr. Kornberg's Base Salary (which grant shall be fully vested on the Date of Termination); and

d.	the Company shall provide Mr. Kornberg (and, as applicable, his spouse and eligible dependents) with continued medical (health, dental, and vision), life insurance (as provided in Section 2(g) above) and disability benefits, at the Company's expense, to the same extent in which the Executive participated prior to the Date of Termination for a period of eighteen (18) months following the Date of Termination; provided, however, if the Company cannot provide, for any reason, Mr. Kornberg or his dependents with the opportunity to participate in the benefits to be provided pursuant to this paragraph (at the Company's expense), the Company shall pay to Mr. Kornberg a single sum cash payment, payable within sixty (60) days following the date the Company cannot provide such benefits, in an amount equal to the fair market value of the benefits to be provided pursuant to this paragraph plus an amount necessary to "gross-up" Mr. Kornberg with respect to any Federal, state or local taxation due on such single sum cash payment. If Mr. Kornberg (and his spouse and dependents, as applicable) was/were covered by Mr. Kornberg's own health insurance premiums for which Mr. Kornberg was being reimbursed pursuant to Section 2(t) above, then the Company shall pay to Mr. Kornberg a single sum cash payment, payable within sixty (60) days following the Date of Termination, equal to the total amount of the monthly premiums for such insurance coverage for a period of eighteen (18) months.

Change in Control Payment. The provisions of this set forth certain terms of an agreement reached between Mr. Kornberg and the Company regarding Mr. Kornberg's rights and obligations upon the occurrence of a Change in Control of the Company. These provisions are intended to assure and encourage in advance Mr. Kornberg's continued attention and dedication to his assigned duties and his objectivity during the pendency and/or after the occurrence of any such event. These provisions shall apply in lieu of, and expressly supersede, the provisions of Section 4 regarding severance pay and benefits upon a termination of employment by the Company without Cause as provided in Section 3(d), if such termination of employment occurs in connection with or within eighteen (18) months after the occurrence of the first event constituting a Change in Control. These provisions shall terminate and be of no further force or effect beginning eighteen (18) months after the occurrence of a Change in Control if Mr. Kornberg remains employed with the Company through and at such time.

Change in Control. In the event of a Change in Control (as defined below):

a.	notwithstanding anything to the contrary in any applicable option agreement or stock-based award agreement, all stock options and other stock-based awards held by Mr. Kornberg (including, without limitation, all such awards/grants under Sections 2(b)(ii) and 2(c)(ii)) and all yet unvested portions thereof shall immediately and fully accelerate and vest and become fully exercisable or nonforfeitable as of immediately prior to the closing or occurrence (as applicable) of the event constituting the Change in Control; and

b.     if, in connection with or within eighteen (18) months after a Change in Control, Mr. Kornberg's employment is terminated by the Company without Cause as provided in Section 3(d) or Mr. Kornberg terminates his employment for any reason, then the Company shall pay Mr. Kornberg his Accrued Benefits (as provided in Section 4(a) above). In addition, subject to the signing of the Release by the Executive and the expiration of the applicable revocation period for the Release:

(A)                the Company shall pay Mr. Kornberg a lump sum in cash in an amount equal to three (3) times the sum of (A) Mr. Kornberg's current Base Salary (or the Executive's Base Salary in effect immediately prior to the Change in Control, if higher); and (B) Mr. Kornberg's Target Annual Bonus (or Mr. Kornberg's Target Annual Bonus in effect immediately prior to the Change in Control, if higher). Such payment shall be paid within sixty (60) days after the Date of Termination; provided, however, that if the sixty (60) day period begins in one calendar year and ends in a second calendar year, such payment shall be paid in the second calendar year (but prior to the end of the sixty (60) day period);

(B)                to the extent not covered by and accelerated pursuant to Section 5(a)(i) above, effective upon the Date of Termination all stock options and other stock-based awards (including, without limitation, all such awards/grants under Sections 2(b)(ii) and 2(c)(ii)) held by Mr. Kornberg and all yet unvested portions thereof shall immediately and fully accelerate and vest and become exercisable or nonforfeitable as of the Date of Termination (to the extent that the Release is not effective as of the Date of Termination, the Company shall take all necessary corporate action to ensure that no such stock-based awards terminate or are forfeited by Mr. Kornberg from the Date of Termination until the date such accelerated vesting and/or exercisability becomes effective);

(C)                if the Annual Grant had not been made with respect to the year in which the Date of Termination occurs, the Company shall grant to Mr. Kornberg on the Date of Termination such number of shares of common stock with an aggregate fair market value on the Date of Termination equal to two hundred percent (200%) of Mr. Kornberg's Base Salary (which grant shall be fully vested on the Date of Termination); and

(D)                the Company shall provide Mr. Kornberg (and, as applicable, his spouse and eligible dependents) with continued medical (health, dental, and vision), life insurance (as provided in Section 2(g) above) and disability benefits, at the Company's expense, to the same extent in which Mr. Kornberg participated prior to the Date of Termination for a period of eighteen (18) months following the Date of Termination; provided, however, if the Company cannot provide, for any reason, Mr. Kornberg or his dependents with the opportunity to participate in the benefits to be provided pursuant to this paragraph (at the Company's expense), the Company shall pay to Mr. Kornberg a single sum cash payment, payable within sixty (60) days following the date the Company cannot provide such benefits, in an amount equal to the fair market value of the benefits to be provided pursuant to this paragraph plus an amount necessary to "gross-up" Mr. Kornberg with respect to any Federal, state or local taxation due on such single sum cash payment. If Mr. Kornberg (and his spouse and dependents, as applicable) was/were covered by Mr. Kornberg's own health insurance premiums for which Mr. Kornberg was being reimbursed pursuant to Section 2(f) above, then the Company shall pay to Mr. Kornberg a single sum cash payment, payable within sixty (60) days following the Date of Termination, equal to the total amount of the monthly premiums for such insurance coverage for a period of eighteen (18) months.

(E)     Gross-Up Payment.

(i)          Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that the amount of any compensation, payment or distribution by the Company to or for the benefit of Mr. Kornberg, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, calculated in a manner consistent with Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") and the applicable regulations thereunder (the "Severance Payments"), would be subject to the excise tax imposed by Section 4999 of the Code, or any interest or penalties are incurred by Mr. Kornberg with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Mr. Kornberg shall be entitled to receive an additional payment or payments (collectively, the "Gross-Up Payment") such that the net amount retained by Mr. Kornberg, after deduction of any Excise Tax on the Severance Payments, any Federal, state, and local income tax, employment tax and Excise Tax upon the payment provided by this Section, and any interest and/or penalties assessed with respect to such Excise Tax, shall be equal to the Severance Payments.

(ii)         Subject to the provisions of Section 5(b)(iii) below, all determinations required to be made under this Section 5(b)(ii), including whether a Gross-Up Payment is required and the amount of such Gross-Up Payment, shall be made by a nationally recognized accounting firm selected by the Company (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and Mr. Kornberg within fifteen (15) business days of the Date of Termination, if applicable, or at such earlier time as is reasonably requested by the Company or Mr. Kornberg. For purposes of determining the amount of the Gross-Up Payment, Mr. Kornberg shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation applicable to individuals for the calendar year in which the Gross-Up Payment is to be made, and state and local income taxes at the highest marginal rates of individual taxation in the state and locality of Mr. Kornberg's residence on the Date of Termination, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes. The Gross-Up Payment, if any, as determined pursuant to this Section 5(b)(ii), shall be paid to the relevant tax authorities as withholding taxes on behalf of Mr. Kornberg at such time or times when each Excise Tax payment is due. Any determination by the Accounting Firm shall be binding upon the Company and Mr. Kornberg. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made (an "Underpayment"). In the event that the Company exhausts its remedies pursuant to Section 5(b)(iii) below and Mr. Kornberg thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred, consistent with the calculations required to be made hereunder, and any such Underpayment, and any interest and penalties imposed on the Underpayment and required to be paid by Mr. Kornberg in connection with the proceedings described in Section 5(b)(iii) below, shall be promptly paid by the Company to the relevant tax authorities as withholding taxes on behalf of Mr. Kornberg.

(iii)        Mr. Kornberg shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-up Payment. Such notification shall be given as soon as practicable but no later than ten (10) business days after Mr. Kornberg knows of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. Mr. Kornberg shall not pay such claim prior to the expiration of the thirty (30) day period following the date on which he gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies Mr. Kornberg in writing prior to the expiration of such period that it desires to contest such claim, provided that the Company has set aside adequate reserves to cover the Underpayment and any interest and penalties thereon that may accrue, the Executive shall:

(A)           give the Company any information reasonably requested by the Company relating to such claim;

(B)            take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney selected by the Company;

(C)            cooperate with the Company in good faith in order to effectively contest such claim; and

(D)            permit the Company to participate in any proceedings relating to such claim; provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold Mr. Kornberg harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses.

(iv)        If, after a Gross-Up Payment by the Company on behalf of Mr. Kornberg pursuant to this Section 5(b), Mr. Kornberg becomes entitled to receive any refund with respect to such claim, Mr. Kornberg shall (subject to the Company's complying with the requirements of Section 5(b)(iii)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto).

Definitions. For purposes of this Section 5, the following terms shall have the following meanings:

"Change in Control" shall mean any of the following:

(i)        there is consummated a merger, consolidation, statutory exchange or reorganization, unless securities representing more than fifty percent (50%) of the total combined voting power of the outstanding voting securities of the successor corporation are immediately thereafter beneficially owned directly or indirectly and in substantially the same proportion, by the persons who beneficially owned the Company's outstanding voting securities immediately prior to such transaction;

(ii)       any transaction or series of related transactions pursuant to which any person or any group of persons comprising a "group" within the meaning of Rule 13d-5(b)(1) under the Securities Exchange Act of 1934, as amended (other than the Company or a person that, prior to such transaction or series of related transactions, directly or indirectly controls, is controlled by or is under common control with the Company) becomes directly or indirectly the beneficial owner (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of securities possessing (or convertible into or exercisable for securities possessing) thirty percent (30%) or more of the total combined voting power of the securities (determined by the power to vote with respect to the elections of Board members) outstanding immediately after the consummation of such transaction or series of related transactions, whether such transaction involves a direct issuance from the Company or the acquisition of outstanding securities held by one or more of the Company's shareholders;

(iii)        there is consummated a sale, lease, exclusive license, or other disposition of all or substantially all of the consolidated assets of the Company and its subsidiaries, other than a sale, lease, license, or other disposition of all or substantially all of the consolidated assets of the Company and its subsidiaries to an entity, more than fifty percent (50%) of the combined voting power of the voting securities of which are owned by shareholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale, lease, license, or other disposition; or

(iv)        individuals who, on the Effective Date, are members of the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the members of the Board; provided, however, that if the appointment or election (or nomination for election) of any new director was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new director shall, for purposes of sentence, be considered as a member of the Incumbent Board.

Notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred for purposes of the foregoing clause (ii) solely as the result of (A) the acquisition of additional securities by Dr. Samuel Herschkowitz, Joshua Kornberg or their affiliates; or (B) a repurchase or other acquisition of securities by the Company which, by reducing the number of shares of voting securities outstanding, increases the proportionate number of voting securities beneficially owned by any person to thirty percent (30%) or more of the combined voting power of all of the then outstanding voting securities; provided, however, that if any person referred to in this clause (B) shall thereafter become the beneficial owner of any additional shares of voting securities (other than pursuant to a stock split, stock dividend, or similar transaction or as a result of an acquisition of securities directly from the Company) and immediately thereafter beneficially owns thirty percent (30%) or more of the combined voting power of all of the then outstanding voting securities, then a "Change in Control" shall be deemed to have occurred for purposes of the foregoing clause (ii).

Employment Agreements with Chief Operating Officer and Chief Financial Officer.

On August 13, 2012, the Company entered into employment agreements with David O. Johnson, who has served as Chief Operating Officer since July 1, 2012, and Bob Myers, who has served as Chief Financial Officer since July 1, 2012 (Messrs. Johnson and Myers are referred to as the “executives”). Under the agreements the employment of each of these individuals with the Company is at will.

The annualized base salaries of Messrs. Johnson and Myers were $150,000 and $125,000, respectively for their first year employed. Effective July 1, 2013 the annualized base salaries of Messrs. Johnson and Myers were $180,000 and $150,000, respectively.  Effective in March 2014 Mr. Myers annualized base salary was increased to $165,000. Such base salaries may be adjusted by the Company but may not be reduced except in connection with a reduction imposed on substantially all employees as part of a general reduction. The executives will also each be eligible to receive an annual incentive bonus for each calendar year at the end of which he remains employed by the Company, subject to the attainment of certain objectives. The executives have a minimum bonus guarantee of twenty percent (20%) of their annualized salary. Messrs. Johnson and Myers each had received ten year stock options to purchase 1 million shares of common stock at $.08 per share with each option vested immediately with respect to 700,000 shares and with the remaining 300,000 shares to vest 18 months after the date of grant. The executives received bonuses for 2012 equal to one hundred percent (100%) of their annualized salary; fifty percent (50%) in cash and fifty percent (50%) in options to purchase 949,368 and 791,140 shares of common stock, respectively, at $.079 per share, with each option vesting immediately. Also, in 2013 the 300,000 unvested shares for Messrs. Johnson and Myers were accelerated to immediate vesting.

If the Company terminates the executive’s employment without cause or if the executive terminates his employment for “good reason,” he shall be entitled to receive from Company severance pay in an amount equal to (a) before the first anniversary of the date of the agreement, three months of base salary, or (b) on or after the first anniversary of the date of the agreement, twelve months of base salary, in either case less applicable taxes and withholdings. In that event, he will receive a bonus payment on a pro-rata basis through the date of termination and any accrued, unused vacation pay. The severance pay, bonus payment, and other consideration are conditioned upon executive’s execution of a full and final release of liability. “Cause” is defined to mean the executive engages in willful misconduct or fails to follow the reasonable and lawful instructions of the Board, if such conduct is not cured within 30 days after notice; the executive embezzles or misappropriates assets of Company or any of its subsidiaries; the executive’s violation of his obligations in the agreement, if such conduct is not cured within 30 days after notice; breach of any agreement between the executive and the Company or to which Company and the executive are parties, or a breach of his fiduciary responsibility to the Company; commission by of fraud or other willful conduct that adversely affects the business or reputation of Company; or, Company has a reasonable belief the executive engaged in some form of harassment or other improper conduct prohibited by Company policy or the law. “Good reason” is defined as (i) a material diminution in Employee’s position, duties, base salary, and responsibilities; or (ii) Company’s notice to Employee that his or her position will be relocated to an office which is greater than 100 miles from Employee’s prior office location. In all cases of Good Reason, Employee must have given notice to Company that an alleged Good Reason event has occurred and the circumstances must remain uncorrected by Company after the expiration of (30) days after receipt by Company of such notice.

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

Potential Payments Upon Termination or Change of Control

Most of our stock option agreements provide for an acceleration of vesting in the event of a change in control as defined in the 2012 Stock Incentive Plan. Also, see “Employment Contracts” below.

Most of our stock option agreements provide for an acceleration of vesting in the event of a change in control as defined in the agreements and in the 2012 Stock Incentive Plan.  Additionally, the restricted stock agreements that were awarded to management and directors in 2013 also provide for an acceleration of vesting in the event there is a change in control as defined in the 2012 Plan. Also, see “Employment Contracts” above.

Director Compensation

The directors of Skyline Medical Inc. are not paid cash compensation for their service on the Board except for Lawrence Gadbaw, the former Chairman of the Board, who was paid $2,000 per month for his service as Chairman of the Board.

Mr. Gadbaw and Dr. Peter Morawetz were awarded 20,000 shares of common stock, par value $0.01 by the Board upon resigning from the Board in 2013. Additionally, both Mr. Gadbaw and Dr. Morawetz were awarded 30,000 shares of common stock, par value $0.01 by the Board pursuant to prior agreements recognizing the attainment of a fund-raising threshold.

Effective in 2013 the Board instituted a quarterly and an annual stock options award program for all the directors under which they will be awarded options to purchase 5,000 shares of common stock, par value $0.01 per quarter at an exercise price determined by the close on the last day of the quarter.  Additionally, the directors that serve on a committee will receive options to purchase 10,000 shares of common stock, par value $0.01 annually, per committee served, at an exercise price determined by the close on the last day of the year.

Director Compensation Table for Fiscal 2013

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2013:

	Fees Paid or
	Earned in Cash	Stock Awards	Option Awards		Total
Thomas McGoldrick	$-	$-	$21,459	(3)	$21,456
Ricardo Koenigsberger	$-	$-	$21,459	(4)	$21,455
Andrew Reding	$-	$-	$14,295	(5)	$14,290
Dr. Arnon Dreyfuss	$-	$-	$14,295	(6)	$14,289
Frank Mancuso, Jr.	$-	$-	$14,295	(7)	$14,288
Lawrence Gadbaw (1)	$26,000	$15,900	$-		$41,900
Dr. Peter Morawetz (2)	$-	$15,900	$-		$15,900

(1)	Mr. Gadbaw received $2,000 per month as compensation for serving as Chairman of the Board. At the end of fiscal 2012 he was owed $10,000 in compensation that was paid in 2013. Mr. Gadbaw also received $16,000 in total in 2013 for 8 monthly fees paid until he resigned from the Board in August 2013. Mr. Gadbaw was awarded 50,000 shares of common stock, par value $0.01 when he resigned.
(2)	Dr. Morawetz was awarded 50,000 shares of common stock, par value $0.01 when he resigned in August 2013.
(3)	Mr. McGoldrick was awarded options to purchase 108,316 shares of common stock both for serving on the Board and for participating on the Audit and Corporate Governance Committees.
(4)	Mr. Koenigsberger was awarded options to purchase 108,316 shares of common stock both for serving on the Board and for participating on the Audit and Corporate Governance Committees.
(5)	Mr. Reding was awarded options to purchase 71,279 shares of common stock both for serving on the Board and for participating on the Audit Committee.
(6)	Dr. Dreyfuss was awarded options to purchase 71,279 shares of common stock both for serving on the Board and for participating on the Compensation Committee.
(7)	Mr. Mancuso was awarded options to purchase 71,279 shares of common stock both for serving on the Board and for participating on the Compensation Committee.

Equity Compensation Plan Information

The following table presents the equity compensation plan information as of December 31, 2013:

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding restricted stock,	outstanding	securities reflected in
	warrants and options	options, warrants	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	33,939,398	$0.085	66,060,602
Equity compensation plans not approved by security holders	-	$-	-

(1)	Consists of outstanding options under the 2008 Equity Incentive Plan and the 2012 Stock Incentive Plan. The remaining share authorization under the 2008 Equity Incentive Plan was rolled over to the current 2012 Stock Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of December 31, 2013 certain information regarding beneficial ownership of our common stock by:

•	Each person know to us to beneficially own 5% or more of our common stock;
•	Each executive officer who in this Annual Report Form 10-K are collectively referred to as the “Named Executive Officers;”
•	Each of our directors; and
•	All of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each shareholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the shareholder’s name. We have based our calculation of the percentage of beneficial ownership on 222,056,675 shares of the Company’s common stock outstanding on February 3, 2014. Unless otherwise noted below, the address for each person or entity listed in the table is c/o Skyline Medical Inc., 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121.

		Percent
	Amount and Nature of Beneficial	of
Name of Beneficial Owner	Ownership	Class

Josh Kornberg (6)	94,398,439	38.85%

David Johnson (2)	2,252,716	1.01%

Bob Myers (3)	2,052,010	0.92%

Ricardo Koenigsberger (5)	108,316	0.05%

Thomas J. McGoldrick (5)	226,822	0.10%

Andrew Reding (8)	169,785	0.08%

Dr. Arnon Dreyfuss (8)	1,719,851	0.78%

Frank Mancuso (8)	171,279	0.08%

All directors and executive officers as a group (8 persons)	101,099,218	45.97%

Sam Herschkowitz (6) (7)	117,720,794	53.52%

SOK Partners	71,083,929	32.32%

Kevin Davidson (4)	375,187	0.17%

APA, SOK, Sam Herschkowitz, Josh Kornberg	141,035,304	58.05%

Carl Schwartz (9)	13,835,141	6.13%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Includes (i) option to purchase 1,000,000 shares of common stock at a price of $.08 per share (ii) option to purchase 949,368 shares of common stock at a price of $.079 per share and (iii) option to purchase 303,348 shares of common stock at a price of $.23 per share that may be exercised within 60 days of March 12, 2014.

(3)	Includes (i) option to purchase 1,000,000 shares of common stock at a price of $.08 per share (ii) option to purchase 791,140 shares of common stock at a price of $.079 per share and (iii) option to purchase 260,870 shares of common stock at a price of $.23 per share that may be exercised within 60 days of March 12, 2014.

(4)	Includes option to purchase 325,187 shares of common stock at a price of $.017 per share that may be exercised within 60 days of January 24, 2014. Mr. Davidson resigned as Chief Executive Officer, President and Chief Financial Officer of the Company, effective April 23, 2012. He resigned as a member of the Company’s Board of Directors effective May 14, 2012.

(5)	Includes (i) option to purchase 15,723 shares of common stock at a price of $.318 per share and (ii) option to purchase 92,593 shares of common stock at a price of $.27 that may be exercised within 60 days of January 24, 2014.

(6)	Includes (i) options to purchase 22,879,894 shares common stock that may be exercised within the next 60 days, (ii) 71,083,929 shares owned directly by SOK Partners, (iii) a warrant to purchase 19,231 shares of common stock at a price of $.325 per share and (iv) 96,154 shares of common stock issuable upon conversion of 250 shares of Series A Convertible Preferred Stock, par value, $.01, Stated value $10.00. Mr. Kornberg and Dr. Samuel Herschkowitz are the managing partners of SOK Partners.

(7)	Includes 71,083,929 shares owned directly by SOK Partners. Joshua Kornberg and Dr. Samuel Herschkowitz are the managing partners of SOK Partners.

(8)	Includes (i) option to purchase 15,723 shares of common stock at a price of $.318 per share and (ii) option to purchase 55,556 shares of common stock at a price of $.27 that may be exercised within 60 days of January 24, 2014.

(9)	Includes 8,139,904 shares of common stock. Includes a warrant to purchase 1,333,333 shares of common stock at $.15; an option to purchase 133,333 shares of common stock at $.15; and a warrant to purchase 4,228,571 shares of common stock at $.15.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our stock, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Convertible Note Issuances to Dr. Samuel Herschkowitz and SOK Partners, LLC

On September 11, 2013, both the Herschkowitz Note and the SOK Note (each as defined in this report’s Note 9) were converted in full by the holders thereof at $0.014 per share. The principal and interest balance of the Herschkowitz Note of $314,484 was converted into 22,463,172 shares of common stock. The principal and interest balance of the SOK Note of $680,444 was converted into 48,603,721 shares of common stock. The collateral that secured these notes was released back to the Company.

The remaining disclosure of this report’s Note 9 provides historical information regarding the Herschkowitz Note, the SOK Note and certain other convertible note issuances.

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

On March 28, 2012, the Company signed an Amended and Restated Note Purchase Agreement, dated as of December 20, 2011, with Dr. Herschkowitz (as amended, the “Herschkowitz Purchase Agreement”). Pursuant to the Herschkowitz Purchase Agreement, the Company issued a 20.0% convertible note due June 20, 2012 in the principal amount of $240,000 for previous advances under the note (the “Herschkowitz Note”). The Company’s obligations under the Herschkowitz Note was secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The Company has previously issued to Dr. Herschkowitz an equity bonus consisting of 1,546,667 shares of common stock. An additional 7,500,000 shares were transferred to Dr. Herschkowitz effective in April 2012, upon the occurrence of an event of default on the Herschkowitz Note. On August 13, 2012, the Company entered into a settlement and forbearance agreement described below, relating to the defaults under the Herschkowitz Note and other matters.

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

In connection with the extension of the due date for the Herschkowitz Note and the SOK Note on March 6, 2013, the milestone fees were revised.  The following fees were payable to Dr. Herschkowitz in the event that the Company consummates the following series of transactions on or prior to December 31, 2013: (i) financing raising not less than $1 million, compensation of $75,000; (ii) a going private transaction, compensation of $200,000 and (iii) 3% of the gross proceeds of the NASDAQ underwriting, which payment shall under no circumstances be less than $200,000 or greater than $3,000,000. In May 2013 Dr. Herschkowitz received $75,000 after the Company surpassed raising $1 million. On January 6, 2014 a side-letter to the forbearance agreement was signed between Dr. Herschkowitz and the Company. Skyline agreed that the private offering for its Series A Convertible Preferred Stock, plus any future offering of any class of its preferred stock, shall be considered a NASDAQ underwriting for purposes of Section 8(e) of the Forbearance Agreement. As such Dr. Herschkowitz received $200,000 or 3% of the gross proceeds of any such offering per the terms of Section 8(e) of the Forbearance Agreement. In addition, any listing of the Company’s shares on the New York Stock Exchange shall qualify as a NASDAQ underwriting under the Forbearance Agreement. For the avoidance of doubt, the payment in the aggregate for all offerings qualifying as a NASDAQ underwriting shall under no circumstances be less than $200,000 or greater than $1,000,000. Section 8(e) of the Forbearance Agreement will apply to any transactions consummated by Skyline on or before June 30, 2014.

As a result of the transactions under the Forbearance Agreement and other investments, Dr. Herschkowitz, SOK and their affiliates currently own shares of common stock and securities representing beneficial ownership of approximately 53% of the Company’s outstanding common stock, giving such parties significant control over election of the Board of Directors and other matters.

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

In December 2013 the Company received an additional $300,000 in debt financing from SOK Partners under a non-convertible grid note due February 28, 2014, with 10% interest based on a 365 day year. Dr. Herschkowitz received 10% of the gross proceeds in advance, and the Company received $250,000 in three tranches in December 2013. In January 2014, the Company received an additional $20,000 from SOK Partners completing the grid note maximum. Should the company default on the note the interest rate will increase to 20% interest based on a 365 day year.  In February 2014, the Company wired $305,589.04 to SOK Partners in complete payment of the grid note, including interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In connection with the audit of the fiscal 2013 financial statements, the Company entered into an engagement agreement with Olsen Thielen & Co., Ltd., which sets forth the terms by which Olsen Thielen & Co., Ltd. will perform audit services for the Company.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2013 and December 31, 2012, by Olsen Thielen & Co., Ltd., the Company’s principal accountant. All fees described below were approved by the Audit Committee.

	2013	2012
Audit Fees (1)	$91,205	$88,382
Audit-Related Fees (2)	-	-
Tax Fees (3)	7,119	9,589
All Other Fees (4)	-	-
	$98,324	$97,971

(1)	Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements. Also, includes fees for services rendered in connection with the filing of registration statements and other documents with the SEC, the issuance of accountant consents and comfort letters and assistance in responding to SEC comment letters.

(2)	There were no audit-related fees in 2013 and 2012.

(3)	Tax Fees consist of fees billed in the indicated year for professional services performed by Olsen Thielen & Co., Ltd. with respect to tax compliance and tax advice.

(4)	All Other Fees consist of fees billed in the indicated year for other permissible work performed by Olsen Thielen & Co., Ltd. that is not included within the above category descriptions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)    Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

•	Report of Independent Registered Public Accounting Firm dated March 27, 2014;

•	Balance Sheets as of December 31, 2013 and December 31, 2012;

•	Statements of Operations for the Years Ended December 31, 2013 and December 31, 2012 and from April 23, 2002 (Inception) to December 31, 2013;

•	Statements of Stockholders’ Deficit from April 23, 2002 (Inception) to December 31, 2013;

•	Statements of Cash Flows for the Years Ended December 31, 2013 and December 31, 2012 and from April 23, 2002 (Inception) to December 31, 2013; and

•	Notes to Financial Statements.

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

Dated:  March 27, 2014

Skyline Medical, Inc.

By	/s/ Joshua Kornberg
Joshua Kornberg
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Joshua Kornberg	President, Chief Executive Officer and Interim	March 27, 2014
Joshua Kornberg	Chairman of the Board (principal executive officer)

/s/ Bob Myers	Chief Financial Officer	March 27, 2014
Bob Myers	(principal financial officer)

/s/ Andrew P. Reding	Director	March 27, 2014
Andrew P. Reding

/s/ Dr. Arnon Dreyfuss	Director	March 27, 2014
Dr. Arnon Dreyfuss

/s/ Ricardo Koenigsberger	Director	March 27, 2014
Ricardo Koenigsberger

/s/ Thomas J. McGoldrick	Director	March 27, 2014
Thomas J. McGoldrick

/s/ Frank Mancuso, Jr.	Director	March 27, 2014
Frank Mancuso, Jr.

 EXHIBIT INDEX
SKYLINE MEDICAL, INC.
FORM 10-K

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated December 16, 2013, between Skyline Medical Inc., a Minnesota corporation, and the registrant (1)

3.1	Certificate of Incorporation, (1)

3.2	Bylaws (19)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (2)

4.1	Form of Warrant (2)

4.2	Form of Warrant (7)

4.3	Form of Warrant (11)

4.4	Form of Warrant (15)

4.5	Form of Warrant (16)

4.6	Amended and Restated 2012 Stock Incentive Plan (3)**

10.1	Form of Securities Purchase Agreement, dated as of February 4, 2014, by and among the Company and certain Purchasers (2)

10.2
Settlement Agreement and Mutual General Release dated September 18, 2013, entered into by and among Kevin Davidson, Skyline Medical Inc., Atlantic Partners Alliance, LLC, SOK Partners, LLC, Joshua Kornberg and Dr. Samuel Herschkowitz (4)

10.3	Amended and Restated Executive Employment Agreement with Joshua Kornberg, signed on June 17, 2013 and effective March 14, 2013 (6)**

10.4	BioDrain Medical, Inc., 2012 Stock Incentive Plan Restricted Stock Award Agreement with Joshua Kornberg, signed on June 17, 2013 and effective March 14, 2013 (6)**

10.5	Form of Convertible Promissory Note (7)

10.6	Promissory Note in the Principal amount of $100,000 in favor of Brookline Group, LLC, dated as of March 8, 2013 (9)

10.7	Form of Securities Purchase Agreement (11)

10.8	Office Lease Agreement between the registrant and Roseville Properties Management Company, as agent for Lexington Business Park, LLC (12)

10.9	Form of Non-Qualified Stock Option Agreement under the 2012 Stock Incentive Plan (13)**

10.10	Employment Agreement with Josh Kornberg dated August 13, 2012 (13)**

10.11	Non-Qualified Stock Option Agreement with Josh Kornberg dated August 13, 2012 (13)**

10.12	Employment Agreement with Robert Myers dated August 11, 2012 (13)**

10.13	Employment Agreement with David Johnson dated August 13, 2012 (13)**

10.14	Separation Agreement with Kevin Davidson effective October 11, 2012 (13)**

10.15	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.16	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.17	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.18	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.19	Amended Lease with Roseville Properties Management Company, Inc. dated January 28, 2013 (14)

10.20	Form of Convertible Promissory Note (15)

10.21	Forbearance and Settlement Agreement among the registrant, Dr. Samuel Herschkowitz and SOK Partners, LLC dated August 15, 2012 (13)

10.22	Form of Securities Purchase Agreement (16)

10.23	Convertible Note Purchase Agreement between the Company and SOK Partners, LLC dated March 28, 2012, including the form of Convertible Promissory Grid Note (18)

10.24
Amended and Restated Note Purchase Agreement between the Company and Dr. Samuel Herschkowitz dated as of December 20, 2011, including the form of Convertible Promissory Note (issued in the amount of $240,000) (18)

10.25	Letter Agreement, dated August 22, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and Skyline Medical Inc. (5)

10.26	Letter Agreement, dated April 25, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and BioDrain Medical, Inc. (8)

10.27	Letter Agreement, dated March 6, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and BioDrain Medical, Inc. (10)

14.1	Code of Ethics (17)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of principal executive officer required by Rule 13a-14(a)

31.2*	Certification of principal financial officer required by Rule 13a-14(a)

32.1*	Section 1350 Certification

*Filed herewith.
**Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

(1)	Filed on December 19, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on February 5, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on August 27, 2013 as an exhibit to our Proxy Statement on Schedule 14A and incorporated herein by reference.

(4)	Filed on November 14, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on August 28, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on June 18, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on June 12, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(8)	Filed on May 1, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(9)	Filed on March 14, 2013 as an exhibit to our Current report on Form 8-K and incorporated herein by reference.

(10)
Filed on March 12, 2013 as an exhibit to our Current Report on Form 8-K (by incorporation by reference from the Schedule 13D/A filed by Dr. Herschkowitz and other parties on March 8, 2013) and incorporated herein by reference.

(11)	Filed on February 26, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(12)	Filed on November 12, 2008 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(13)	Filed on October 18, 2012 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(14)
Filed on January 31, 2013 as an exhibit to our Registration Statement on Form S-1 (except for Exhibit 10.19, by incorporation by reference from the Schedule 13D/A filed by Dr. Herschkowitz and other parties on November 8, 2012) and incorporated herein by reference.

(15)	Filed on January 15, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(16)	Filed on June 21, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(17)	Filed on April 16, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

(18)	Filed on April 3, 2012 as an exhibit to our Current report on Form 8-K and incorporated herein by reference.

(19)	Filed on August 27, 2013 as Appendix C to our Definitive Proxy Statement for the 2013 Annual Meeting and incorporated herein by reference.

The audited financial statements for the periods ended December 31, 2013, December 31, 2012 and Inception through December 31, 2013 are included on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skyline Medical, Inc.
Eagan, MN

We have audited the accompanying balance sheets of Skyline Medical, Inc. (a development stage company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from April 23, 2002 (inception), to December 31, 2013. Skyline Medical, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyline Medical, Inc. (a development stage company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and from April 23, 2002 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

Olsen Thielen & Co., Ltd.

St. Paul, Minnesota
March 27, 2014

F-1

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

SKYLINE MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$101,953	$13,139
Accounts receivable, net of Allowance for Doubtful Accounts of $0 and $4,073 in 2013 and 2012	97,245	39,711
Inventories	122,175	145,209
Prepaid expense and other assets	60,588	27,409
Total Current Assets	381,961	225,468

Fixed assets, net	158,110	3,521
Intangibles, net	53,355	140,588

Total Assets	$593,426	$369,577

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Current portion of convertible debt, net of discounts of $0 and $21,138 (See Note 6)	$-	$1,081,187
Accounts payable	1,062,108	733,595
Accrued expenses	2,057,957	1,599,519
Short-term note payable (See Note 9)	280,000	-
Deferred Revenue	69,000	-
Total Current Liabilities	3,469,065	3,414,301

Long-term debt and convertible debt, net of discounts of $0 and $0 (See Note 6)	-	89,300
Accrued Expenses	331,216	-
Liability for equity-linked financial instruments (See Note 8)	11,599	169,179

Total Liabilities	3,811,880	3,672,780
Commitments and Contingencies	-	-
Stockholders’ Deficit:
Common stock, $.01 par value, 800,000,000 authorized, 219,937,619 and 104,247,228 outstanding	2,199,376	1,042,473
Additional paid-in capital	23,279,585	14,945,435
Deficit accumulated during development stage	(28,697,415)	(19,291,111)
Total Stockholders’ Deficit	(3,218,454)	(3,303,203)

Total Liabilities and Stockholders’ Deficit	$593,426	$369,577

See Notes to Financial Statements

F-2

SKYLINE MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Period From
			April 23. 2002
			(Inception)
	Year Ended December 31,		To December 31,
	2013	2012	2013
Revenue	$468,125	$188,772	$769,559

Cost of goods sold	189,707	128,540	381,467

Gross margin	278,418	60,232	388,092

General and administrative expense	7,530,037	6,285,905	23,280,400

Operations expense	1,096,969	761,047	3,387,550

Sales and marketing expense	578,793	172,970	1,640,248

Interest expense	636,503	259,349	1,562,959

Loss (gain) on valuation of equity-linked financial instruments	(157,580)	3,116	(785,650)

Total expense	9,684,722	7,482,387	29,085,507

Net loss available to common shareholders	$(9,406,304)	$(7,422,155)	$(28,697,415)

Loss per common share – basic and diluted	$(0.06)	$(0.11)	$(1.51)

Weighted average shares used in computation – basic and diluted	151,958,618	69,587,814	18,952,512

See Notes to Financial Statements

F-3

SKYLINE MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
PERIOD FROM APRIL 23, 2002 (INCEPTION)
To December 31, 2013

	Shares	Amount	Paid- in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)	598,549	$5,985	$4,015	$-	$10,000

Issuance of common 10/23/02, $1.67/share	2,993	30	4,970		5,000
Net loss				(51,057)	(51,057)
Balance 12/31/02	601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)	23,942	239	161		400
Issuance of common 6/11&12,$1.67 (3)	21,548	216	34,784		35,000
Net loss				(90,461)	(90,461)
Balance 12/31/03	647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)	6,567	66	44		110
Net loss				(90,353)	(90,353)
Balance 12/31/04	653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)	14,964	150	100		250
Vested stock options and warrants			2,793		2,793
Net loss				(123,852)	(123,852)
Balance 12/31/05	668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16 & 8/8, $.0167 (6)	86,869	869	582		1,451
Issuance of common 10/19 & 23, $.0167 (7)	38,906	389	261		650
Issuance of common 12/01, $1.67 (8)	28,739	287	44,523		44,810
Vested stock options and warrants			13,644		13,644
Net loss				(273,026)	(273,026)
Balance 12/31/06	823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ $1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11 to 9/30, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)		-
Issuance of common due to anti-dilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)

Cumulative effect of adoption of EITF 07-5			(486,564)	6,654	(479,910)
Vested stock options and warrants			111,835		111,835
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in 2009, $.50	2,147,810	21,478	1,052,427		1,073,905
Capital contributions resulting from waivers of debt			84,600		84,600
Value of equity-linked financial instruments issued in connection with PPMs			(222,296)		(222,296)
Value of equity instruments issued with debt			30,150		30,150
Shares issued to consultant for fund raising	30,000	300	(300)		-
Shares issued upon conversion of debt and interest, $.27	935,446	9,354	247,100		256,454
Shares issued upon conversion of shareholder note, $.35	14,024	140	4,766		4,906
Net loss				(2,892,230)	(2,892,230)
Balance 12/31/09	11,383,121	$113,830	$3,573,507	$(6,029,368)	$(2,342,030)

Shares issued in 2010 under PPM, $.50	354,550	3,546	173,729		177,275
Shares issued to consultants for IR and consulting, $.50	374,090	3,741	183,304		187,045
Value of equity instruments issued for consulting services			354,602		354,602
Vested stock options and warrants			11,382		11,382
Value of equity-linked financial instruments issued in connection with PPM in first quarter			(25,553)		(25,553)
Shares issued in May 2010 to consultant, $.50	12,850	129	6,296		6,425
Shares issued in May 2010 to 2008 investors as a penalty for late registration, $.50	710,248	7,102	348,022		355,124
Value of equity instruments issued with debt			119,474		119,474
Value of equity-linked financial instruments issued in connection with PPM in second quarter			(31,332)		(31,332)
Value of equity-linked financial instruments issued in connection with PPM in third quarter			(31,506)		(31,506)
Shares issued in September 2010 under PPM, $.10	250,000	2,500	22,500		25,000
Shares issued to consultants in third quarter at $.22 per share	488,860	4,889	102,660		107,549
Shares issued in November 2010 upon exercise of warrants at $.135 per share	128,571	1,286	16,071		17,357
Shares issued in November 2010 to directors as compensation at $.15 per share	300,000	3,000	42,000		45,000
Vested stock options in fourth quarter			161,107		161,107
Equity instruments issued to consultants in fourth quarter			26,234		26,234
Net loss				(1,352,709)	(1,352,709)
Balance 12/31/2010	14,002,290	$140,023	$5,052,497	$(7,382,077)	$(2,189,557)

Value of equity instruments issued with debt in first quarter			47,908		47,908
Shares issued at $.075 per share under PPM	5,333,334	53,334	346,666		400,000
Shares issued at $.085 per share under PPM	1,882,353	18,823	141,177		160,000
Shares issued at $.09 per share under PPM	200,000	2,000	16,000		18,000
Shares issued at $.10 per share under PPM	150,000	1,500	13,500		15,000
Vested stock options and warrants in first quarter			1,937,638		1,937,638
Equity instruments issued to consultants in first quarter			91,504		91,504
Stock issued upon conversion of debt in first quarter	416,010	4,160	15,840		20,000
Stock issued to pay interest on debt	158,036	1,580	20,920		22,500
Shares issued at $.07 per share under PPM	1,071,429	10,715	64,285		75,000
Stock issued upon conversion of debt and interest	941,034	9,410	22,590		32,000
Equity instruments issued to consultants			12,256		12,256
Equity instruments issued to consultants			147,116		147,116
Restricted stock issued to consultants	822,842	8,228	46,772		55,000
Shares issued at $.06 per share under PPM	3,500,000	35,000	175,000		210,000
Shares issued at $.20 per share under PPM	1,375,000	13,750	261,250		275,000
Shares issued upon exercise of stock options at $.01	100,000	1,000			1,000
Shares issued at $.35 per share IR compensation	575,000	5,750	195,500		201,250
Equity instruments upon conversion of Accounts Payable			20,000		20,000
Shares issued to private investor at $.15 per share	1,546,667	15,467	216,533		232,000
Net loss				(4,486,879)	(4,486,879)
Balance 12/31/2011	32,074,000	$320,740	$8,844,952	$(11,868,956)	$(2,703,264)
Shares issued to institutional investor upon conversion of Note Payable at $.1342 per share	59,613	596	7,404		8,000
Shares issued to institutional investor upon conversion of Note Payable at $.13 per share	107,692	1,077	12,923		14,000
Shares issued to institutional investor upon conversion of Note Payable at $.088 per share	170,455	1,705	13,295		15,000
Shares issued to institutional investor upon conversion of Note Payable at $.0446 per share	343,348	3,433	12,567		16,000
Shares issued to institutional investor upon conversion of Note Payable at $.0446 per share	269,058	2,690	9,310		12,000
Shares issued to institutional investor upon conversion of Note Payable at $.0446 per share	268,670	2,687	7,313		10,000
Shares issued to institutional investor upon conversion of Note Payable at $.0397 per share	428,212	4,282	4,218		8,500
Shares issued to a private investor at $.065 per share	9,230,770	92,308	507,692		600,000
Shares issued for consulting to the then interim CEO at $.065 per share	300,000	3,000	16,500		19,500
Vested stock options and warrants			830,372		830,372
Shares issued to an institutional investor upon conversion of Note Payable at $.0286 per share	349,650	3,497	6,503		10,000
Shares issued to a private investor per a convertible note default at $.15 per share	7,500,000	75,000	1,050,000		1,125,000
Shares issued to a private investor at $.15 per share	263,333	2,633	36,867		39,500
Shares issued upon exercise of options at $.01 per share	412,963	4,130			4,130
Stock issued upon conversion of debt at $.15 per share	3,292,557	32,926	460,958		493,884
Stock issued upon conversion of debt at $.065 per share	2,850,754	28,508	156,791		185,299
Shares issued to private investor upon conversion of Note Payable at $.18 per share	316,898	3,169	53,873		57,042
Shares issued to private investor upon conversion of Note Payable at $.052 per share	1,147,078	11,471	48,063		59,534
Shares issued to private investor upon conversion of Note Payable at $.10 per share	565,834	5,658	50,926		56,584
Shares issued to a private investor upon conversion of Note Payable at $.032 per share	1,572,327	15,723	34,277		50,000
Shares issued to an institutional investor upon conversion of Note Payable at $.031 per share	387,097	3,871	8,129		12,000
Stock issued upon conversion of debt at $.15 per share	397,267	3,973	55,617		59,590
Shares issued to a Director as compensation at $.09 per share	277,778	2,778	22,222		25,000
Shares issued under PPM at $.07 per share	9,870,666	98,707	592,239		690,946
Shares issued to institutional investor upon conversion of Note Payable at $.0353 per share	509,915	5,099	12,901		18,000
Shares issued to a private investor upon conversion of Note Payable at $.032 per share	283,718	2,837	6,185		9,022
Shares issued to an institutional investor upon conversion of Note Payable at $.0297 per share including $11,021 of interest.	740,741	7,407	25,614		33,021
Shares issued at $.15 per share as Investor Relations compensation	625,000	6,250	87,500		93,750

Shares issued as settlement to remove anti-dilution agreement at $.065 per share	26,500,000	265,000	1,457,500		1,722,500
Shares issued in settlement with former COO at $.15 per share less shares cancelled at $.09 per share	803,701	8,037	134,296		142,333
Equity value for options and warrants			150,189		150,189
Shares issued at $.07 per share as Investor Relations compensation	300,000	3,000	18,000		21,000
Shares issued at $.15 per share as conversion of debt	157,088	1,571	21,992		23,563
Shares issued to a private investor exercising options at $.01 per share	71,826	718			718
Shares issued to debtors as compensation at $.10 per share	1,563,031	15,630	140,613		156,243
Value of equity instruments issued with debt			33,469		33,469
Shares issued upon conversion of Note Payable at $.07 per share	236,092	2,361	14,165		16,526
Share true-up to certified shareholders list per the stock transfer agency	100	1			1
Net loss				(7,422,155)	(7,422,155)
Balance at 12/31/2012	104,247,228	$1,042,473	$14,945,435	$(19,291,111)	$(3,303,203)
Shares issued to debtors as compensation at $.15 per share	290,143	2,901	40,620		43,521
Shares issued under PPM to five investors at $.07 per share	7,142,857	71,429	428,571		500,000
Shares issued to an escrow account underlying a debt agreement (11)	1,000,000	10,000			10,000
Shares issued to debtors as compensation at $.15 per share	230,332	2,303	32,247		34,550
Shares issued to an institutional investor at $.07 per share	7,142,858	71,429	428,571		500,000
Value of shares per an agreement with a former officer (12)			40,480		40,480
Shares issued to consultant as compensation at $.067 per share	250,000	2,500	14,250		16,750
Value of Equity instruments issued with debt			392,556		392,556
Shares issued to former consultant exercising options at $.01 per share	200,000	2,000			2,000
Shares issued to former CEO exercising options at $.01 per share.	333,330	3,333			3,333
Shares issued upon conversion of four notes payable at $.15 per share	1,041,622	10,416	145,827		156,243
Shares issued for interest to the four notes payable at $.15 per share	74,462	745	10,425		11,170
Shares issued for cashless exercise of warrants at $.12 per share	277,778	2,778			2,778
Shares issued for cashless exercise of warrants at $.16 per share	163,334	1,633			1,633
Shares issued for cashless exercise of warrants at $.15 per share	632,708	6,327			6,327
Shares issued for cashless exercise of warrants at $.20 per share	261,848	2,618			2,618
Shares issued to 24 warrant holders exercised at a reduced price for $.10 per share	10,444,898	104,449	940,041		1,044,490
Shares issued to 4 PPM investors converting notes at $.12 per share	2,637,534	26,375	290,129		316,504
Shares issued to 10 PPM investors converting notes at $.18 per share	5,405,431	54,054	966,146		1,020,200
Shares issued to consultant as compensation at $.38 per share	150,000	1,500	55,500		57,000
Shares issued for two note conversions at $.014 per share	71,066,331	710,663	284,265		994,928
Shares issued for warrant exercise at $.15 per share	1,071,429	10,715	150,000		160,715
Shares issued for a cashless exercise of warrants at $.10 per share	3,024,390	30,244			30,244
Shares issued to an investor for a cashless exercise of warrants at $.17 per share	204,306	2,044			2,044
Shares issued for a cashless exercise of warrants at $.075 per share	544,714	5,447			5,447
Shares issued to former Board Directors as compensation at $.325 per share	100,000	1,000	99,000		100,000
Reduced warrant exercise compensation expense			2,140,946		2,140,946
Options issued as part of employee bonus			147,500		147,500
Shares issued to one investor for cashless warrant exercised at $.12 per share	277,778	2,778			2,778
Shares issued for cashless warrant exercise at $.13 per share	159,722	1,597			1,597
Shares issued for interest on two note conversions at $.18 per share	40,918	409	6,956		7,365
Shares issued in settlement with a former noteholder at $.27 per share	378,000	3,780	98,280		102,060
Shares issued for a stock option exercise at $.065 per share	10,000	100	550		650
Shares issued to one warrant holder executed at a reduced price of $.125 per share	1,000,000	10,000	115,000		125,000
Shares issued for option exercise at $.07 per share	17,000	170	1,020		1,190
Shares issued for cashless warrant exercise at $.075 per share	116,667	1,167			1,167
Vesting expense			1,505,270		1,505,270
Net loss				(9,406,304)	(9,406,304)
Balance at 12/31/13	219,937,619	$2,199,376	$23,279,585	$(28,697,415)	$(3,218,454)

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

See Notes to Financial Statements

 SKYLINE MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,		April 23, 2002 (Inception)
	2013	2012	To December 31, 2013
Cash flow from operating activities:
Net loss	(9,406,304)	(7,422,155)	(28,697,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148,761	1,079	159,405
Vested stock options and warrants	3,700,070	830,372	7,197,742
Equity instruments issued for management and consulting	239,290	3,919,828	6,029,058
Stock-based registration payments	-	-	355,124
Capital contributions resulting from waivers of debt	-	-	476,398
Amortization of debt discount	413,695	57,518	756,497
(Gain) loss on valuation of equity-linked instruments	(157,580)	3,116	(785,650)
Changes in assets and liabilities:
Accounts receivable	(57,534)	10,583	(97,245)
Inventories	23,034	(47,604)	(122,175)
Prepaid expense and other assets	(33,179)	2,739	(60,588)
Notes payable to shareholders	-	-	(14,957)
Accounts payable	429,033	421,104	2,147,872
Accrued expenses	776,548	1,039,255	2,494,237
Deferred revenue	69,000	-	69,000

Net cash used in operating activities:	(3,855,166)	(1,184,165)	(10,092,697)

Cash flow from investing activities:
Purchase of fixed assets	(162,761)	-	(175,019)
Purchase of intangibles	(53,355)	-	(195,850)
Net cash used in investing activities	(216,116)	-	(370,869)

Cash flow from financing activities:
Proceeds from long-term and convertible debt	1,822,718	528,525	3,935,209
Repayment of convertible debt	-	(150,000)	(250,000)
Principal payments on long-term debt	-	-	(75,667)

Issuance of common stock	2,337,378	695,794	6,955,977
Net cash provided by (used in) financing activities	4,160,096	1,074,319	10,565,519

Net increase (decrease) in cash	88,814	(109,846)	101,953
Cash at beginning of period	13,139	122,985	-
Cash at end of period	101,953	13,139	101,953
Non cash transactions:
Conversion of debt to accrued liabilities	415,775	100,000	515,775
Common stock issued for accrued interest/bonus	402,669	106,310	620,839
Conversion of accounts payable to convertible debt	-	-	546,600
Common stock issued to satisfy debt	2,318,568	817,800	3,538,935
Stock/warrant issued to satisfy accounts payable/Liabilities	100,521	418,644	539,165

See Notes to Financial Statements

SKYLINE MEDICAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Skyline Medical, Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc.  Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid and filters to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY FMS products.

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

Since inception to December 31, 2013, the Company raised approximately $6,956,000 in equity and $3,935,000 in debt financing, including $2,337,000 in equity and $1,823,000 in convertible debt in 2013. In 2014, the Company has completed a private offering of units of preferred stock and warrants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

Advertising

Advertising costs are expensed as incurred. There were no advertising expenses for 2013 and 2012.

Research and Development

Research and development costs are charged to operations as incurred.  Research and development costs were approximately $235,000 and $15,000 for 2013 and 2012, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13 Revenue Recognition and ASC 605- Revenue Recognition.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	December 31,	December 31,
	2013	2012

Finished goods	$56,818	$91,008
Raw materials	18,603	39,543
Work-In-Process	46,754	14,658
Total	$122,175	$145,209

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

Years
Computers and office equipment	3 - 7
Leasehold improvements	5
Manufacturing Tooling	3 - 7

The Company’s investment in Fixed Assets consists of the following:

	December 31,	December 31,
	2013	2012
Computers and office equipment	$61,505	$12,258
Leasehold Improvements	23,614
Manufacturing Tooling	89,900
Total	175,019	12,258
Less: Accumulated Depreciation	16,909	8,737
Total Fixed Assets, Net	$158,110	$3,521

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets consist of trademarks and patent costs. These assets are not subject to amortization until the property patented is in production. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified. The Company wrote-off the entire original STREAMWAY System patent of $140,588 in 2013.

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

Tax years subsequent to 2010 remain open to examination by federal and state tax authorities.

Patents and Intellectual Property

On January 25th, 2014 the Company filed a non-provisional PCT Application No. PCT/US2014/013081 claiming priority from the U.S. Provisional Patent Application, number 61756763 which was filed one year earlier on January 25th, 2013.  The PCT makes it possible to seek patent protection for an invention simultaneously in each of 148 countries, including the United States, by filing this “international” patent application instead of filing several separate national or regional patent applications.

Our PCT patent application is for the new model of the surgical fluid waste management system that has embodiments, based on our patent attorney’s recommendations, that are patentable over all prior art and will not infringe on any existing patents. This PCT Application adds features that are novel and non-obvious over all the Company’s previously filed applications.  A feature claimed in the Patent is the ability to maintain continuous suction to the surgical field while simultaneously measuring, recording and evacuating fluid to the facilities sewer drainage system.  This provides for continuous operation of the STREAMWAY System unit in suctioning waste fluids, which means that the unit never has to be shut off or paused during a surgical operation, for example, to empty a fluid collection container or otherwise dispose of the collected fluid.

Subsequent Events

Sale of Convertible Preferred Stock and Warrants. In February 2014, we raised $2,055,000 less offering expenses from a private place of convertible preferred stock. As of February 4, 2014, Skyline Medical Inc. (the “Company”) entered into a Securities Purchase Agreement with certain investors (the “Purchasers”) pursuant to which the Company agreed to offer and sell 20,550 shares of Series A Convertible Preferred Stock, par value $0.01 (the “Preferred Shares”), and warrants (the “Warrants”) to acquire an aggregate of approximately 1,600,000 shares of the Company’s common stock, par value $0.01 (“Common Stock”). The Preferred Shares are convertible into shares of Common Stock at an initial conversion price of $0.26 per share of Common Stock. The Warrants are exercisable at an exercise price of $0.325 per share and expire five years from the closing date. The Company received gross proceeds of $2,055,000, before offering expenses. The closing of the sale of the Preferred Shares and Warrants (collectively, the “Securities”) occurred as of February 4, 2014 (the “Closing”). If the Company’s Common Stock is not listed on the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the Closing, the Company shall issue additional Warrants to purchase additional shares of Common Stock, equal to 30% of the shares of Common Stock which the Preferred Shares purchased by each Purchaser purchased are convertible.

The Securities Purchase Agreement requires the Company to register the resale of the shares of Common Stock underlying the Preferred Shares (the “Underlying Shares”) and the Common Stock underlying the Warrants (the “Warrant Shares”). The Company is required to prepare and file a registration statement with the Securities and Exchange Commission within 90 days of the closing of the offering, and to use commercially reasonable efforts to have the registration statement declared effective within 105 days if there is no review by the Securities and Exchange Commission, and within 150 days in the event of such review.

The Securities were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Securities may not be offered or sold in the United States without an effective registration statement or pursuant to an exemption from applicable registration requirements. Neither this Current Report on Form 8-K, nor the exhibits attached hereto is an offer to sell or the solicitation of an offer to buy the Securities.

The Preferred Shares are convertible at the option of the holder into the number of shares of Common Stock determined by dividing the stated value of the Preferred Shares being converted by the conversion price of $0.26, subject to adjustment for stock splits, reverse stock splits and similar recapitalization events. If the Company issues additional shares of Common Stock, other than certain stock that is excluded under the terms of the Securities Purchase Agreement, in one or more capital raising transactions with an aggregate purchase price of at least $100,000 for a price less than the then existing conversion price for the Preferred Shares (the “New Issuance Price”), then the then existing conversion price shall be reduced to the New Issuance Price, provided, however, that under no circumstances shall the New Issuance Price be less than $0.13 or reduced to a price level that would be in breach of the listing rules of any stock exchange or that would have material adverse effect on the Corporation’s ability to list its Common Stock on a stock exchange, including but not limited to the change of accounting treatment of the Preferred Stock. The Preferred Shares contain certain limitations on conversion so that the holder will not own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Preferred Shares held by the applicable holder, with the percentage subject to increase in certain circumstances. The Preferred Shares are eligible to vote with the Common Stock on an as-converted basis, but only to the extent that the Preferred Shares are eligible for conversion without exceeding the Beneficial Ownership Limitation. The Preferred Shares are entitled to receive dividends on a pari passu basis with the Common Stock, when, and if declared. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of Common Stock ranking prior to the Preferred Shares upon liquidation, the holders of the Preferred Shares shall receive, prior and in preference to the holders of any junior securities, an amount equal to $2,055,000 times 1.2, plus all declared but unpaid dividends.

The Warrants are exercisable on any day on or after the date of issuance, have an exercise price of $0.26 per share, subject to adjustment, and a term of five years from the date they are first exercisable. However, a holder will be prohibited from exercising a Warrant if, as a result of such exercise, the holder, together with its affiliates, would exceed the Beneficial Ownership Limitation as described above for the Preferred Shares. If any Warrant has not been fully exercised prior to the first anniversary of the Closing and if during such period the Company has not installed or received firm purchase orders (accepted by the Company) for at least 500 STREAMWAY ® Automated Surgical Fluid Disposal Systems, then, the number of Common Stock for which such Warrant may be exercised shall be increased 2.5 times.

Settlement with Group of Warrantholders. In September 2013, the Company received a request to issue 4,993,814 shares of its common stock to a group of partnerships and individuals in connection with the cashless exercise of stock purchase warrants covering a total of 6,184,412 shares.  In processing the exercise, the Company commenced an internal investigation regarding the warrants and withheld delivery of the certificates for a substantial majority of the shares, pending the outcome of the investigation.

After investigation, the Company disagreed with the group’s position that all of such shares should be delivered in connection with the exercise. Following negotiations, effective March 3, 2014, the Company and the group entered into a settlement agreement that resulted in, among other things, a net reduction of 1,264,988 shares. This reduction is reflected as outstanding on the balance sheet as of December 31, 2013.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception through December 31, 2013, 219,937,619 shares of common stock have been issued between par value and $1.67. Operations since incorporation have primarily been devoted to raising capital, obtaining financing, development of the Company’s product, administrative services, customer acceptance and sales and marketing strategies.

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

In January 2013, in connection with a private placement offering the Company issued 8% convertible one year promissory notes in an aggregate principal amount of $300,000 convertible into 2,500,000 shares of common stock assuming a conversion rate of $.12 per share and five year warrants to purchase up to an aggregate 2,500,000 shares of the corporation’s common stock at an exercise price of $.15 per share. The value of the notes were treated as a debt discount with an aggregate discount of $77,644, and amortized as an additional interest expense over the twelve month term of the notes. In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $.12 per share.

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

In April 2013, the Company issued 200,000 shares of common stock, par value $.01 per share, to a former consultant exercising options; the Company issued 333,330 shares of common stock, par value $01 per share, at $.01 per share to the former CEO exercising options.

In May 2013, the Company converted four (4) notes totaling $156,243, plus $11,169 in interest; issued in November 2012, the noteholders received 1,116,084 shares of common stock, par value $.01, at $.10 per share. One of the noteholders was Dr. Samuel Horowitz who received 357,163 shares.

In May and June 2013 in connection with a private placement offering we issued 8% convertible one year promissory notes in an aggregate principal amount of $1,000,000 convertible into 6,000,000 shares of common stock assuming a conversion rate of $.18 per share and five year warrants to purchase up to an aggregate of 4,611,111 shares of the corporation’s common stock at an exercise price of $.198 per share. The value of the notes net of discount was $275,640 in 2013; due in May and June 2014.In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 444,444 shares of common stock at an exercise price of $.18 per share.

In August and September 2013 the Company entered into agreements with holders of certain of its outstanding warrants to purchase the Company’s common stock to amend the exercise price of the warrant to $0.10 per share in connection with the agreement of each such holder to exercise the warrants in full. Prior to the amendments, the exercise prices of such warrants ranged from $0.15 to $0.46 per share. Twenty-four warrants were exercised with a reduced exercise price, and nineteen warrants were exercised pursuant to a net exercise provision. Together such warrant exercises resulted in aggregate cash proceeds of $1,044,490 to the Company, and the issuance of an aggregate 10,444,898 shares of common stock through the reduced warrant exercise and 6,533,788 shares which were issued pursuant to a net exercise provision.

In October 2013 the Company entered into agreements with a holder of certain of its outstanding warrants to purchase the Company’s common stock to amend the exercise price of the warrant to $.125 per share in connection with the agreement of the holder to exercise the warrants in full. Prior to the amendments, the exercise price of such warrants was $.25 per share. Two warrants were exercised with a reduced exercise price. Together the warrant exercises resulted in aggregate cash proceeds of $125,000 to the Company, and the issuance of an aggregate 1,000,000 shares of common stock.

For grants of stock options and warrants in 2013 the Company used a 0.78% to 2.04% risk-free interest rate, 0% dividend rate, 59% or 66% volatility and estimated terms of 5 or 10 years. Value computed using these assumptions ranged from $0.119 to $0.242 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	1.67	92,776	1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	1.67	121,278	1.04

Issued	1,243,292	0.2	5,075,204	0.45
Expired			(11,971)	3.76

Outstanding at December 31, 2008	1,291,174	0.26	5,184,511	0.45

Issued	205,000	0.37	2,188,302	0.65

Outstanding at December 31, 2009	1,496,174	0.27	7,372,813	0.49

Issued	2,210,000	0.17	3,435,662	0.34
Expired	(207,956)	0.43	(8,979)	1.67
Exercised			(128,571)	0.46

Outstanding at December 31, 2010	3,498,218	0.19	10,670,925	0.44

Issued	2,483,334	0.01	18,222,243	0.14
Expired	(83,941)	0.73	(2,010,917)	0.48
Exercised	(100,000)	0.01

Outstanding at December 31, 2011	5,797,611	0.11	26,882,251	0.23

Issued	9,514,286	0.08	11,688,166	0.15
Expired	(2,235,368)	0.11	(3,366,455)	0.50
Exercised	(412,963)	0.01	(71,826)	0.01

Outstanding at December 31, 2012	12,663,566	0.09	35,132,136	0.13

Issued	17,986,157	0.09	25,739,682	0.12
Expired	(1,159,995)	0.24	(8,326,862)	0.18
Exercised	(560,330)	0.01	(17,901,127)	0.11

Outstanding at December 31, 2013	28,929,398	$0.09	34,643,829	$0.14

(1)	Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008.

At December 31, 2013, 27,658,652 stock options are fully vested and currently exercisable with a weighted average exercise price of $0.085 and a weighted average remaining term of 8.80 years. There are 34,643,829 warrants that are fully vested and exercisable. Stock-based compensation recognized in 2013 and 2012 was $3,700,070 and $830,372, respectively.  The Company has $166,905 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 22 months.

The following summarizes the status of options and warrants outstanding at December 31, 2013:

		Weighted
		Average
		Remaining
Range of Exercise Prices	Shares	Life
Options:
$0.01	550,000	7.52
$0.017	325,187	4.43
$0.065	10,000	9.20
$0.07	197,286	9.44
$0.075	14,400,000	9.21
$0.079	1,740,508	9.22
$0.08	9,300,000	8.63
$0.88	400,000	8.07
$0.1325	226,415	9.54
$0.14	242,857	9.54
$0.15	676,666	7.16
$0.17	5,000	9.36
$0.27	370,373	10.00
$0.29	100,000	9.77
$0.318	94,338	9.75
$0.33	100,000	9.73
$0.3415	20,000	9.75
$0.35	75,000	0.37
$0.585	95,768	0.44
Total	28,929,398

Warrants:
$0.01	200,000	1.94
$0.075	2,666,667	0.85
$0.08	7,714,286	4.20
$0.10	1,428,572	0.33
$0.12	200,000	4.90
$0.15	16,648,284	3.98
$0.16	150,000	0.38
$0.17	1,294,118	0.27
$0.18	533,333	2.83
$0.198	1,770,833	4.41
$0.20	1,237,500	0.18
$0.25	375,000	0.77
$0.46	83,207	0.30
$0.769	342,029	0.50
Total	34,643,829

Stock options and warrants expire on various dates from January 2014 to December 2023.

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

An increase from 300 million to 800 million authorized shares, and an amendment of the Company’s 2012 Stock Incentive Plan to increase the reserve of shares authorized for issuance to 100 million shares was approved at the September 10, 2013 annual meeting.

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of December 31, 2013 by year of grant:

Stock Options:
Year	Shares	Price
2008	420,955	$	..017-.585
2009	75,000		..35
2010	410,000		..15
2011	550,000		..01
2012	9,497,286		..07 - .08
2013	17,976,157		0.065 – 0.3415
Total	28,929,398	$	..01- .585

Warrants:
Year	Shares	Price
2008	342,029		$0.46 – 0.769
2009	83,207		..46
2010	200,000		..01
2011	8,597,690		..075-.25
2012	5,352,451		..15 – 0.20
2013	20,068,452		0.08 -.198
Total	34,643,829	$	..01-.769

NOTE 4 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

			From
	Year Ended		April 23, 2002
	December 31,		(Inception) To
	2013	2012	December 31, 2013
Numerator:
Net loss available in basic and diluted calculation	$(9,406,304)	$(7,422,155)	$(28,697,415)

Denominator:
Weighted average common shares outstanding-basic	151,958,618	69,587,814	18,952,512

Effect of dilutive stock options and warrants (1)	-	-	-

Weighted average common shares outstanding-diluted	151,958,618	69,587,814	18,952,512

Loss per common share-basic and diluted	$(0.06)	$(0.11)	$(1.51)

(1) The number of shares underlying options and warrants outstanding as of December 31, 2013 and December 31, 2012 are 63,583,227 and 47,795,702, respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

Federal and state income tax return operating loss carryovers as of December 31, 2013 were approximately $13,969,000 and will begin to expire in 2017.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at December 31, 2013 and December 31, 2012 are as follows:

	December 31,	December 31,
	2013	2012

Deferred Tax Asset:
Net Operating Loss	$3,259,000	$2,209,000
Other	59,000	73,000
Total Deferred Tax Asset	3,318,000	2,282,000
Less Valuation Allowance	3,318,000	2,282,000
Net Deferred Income Taxes	$—	$—

NOTE 6 – LONG-TERM DEBT

Long-term debt is as follows:

	December 31, 2013	December 31, 2012
Note payable issued on October 26, 2009, net of a discount of $0 and $0 discount, with interest at 8% to March 31, 2012 when the remaining balance was payable and convertible into shares of common stock at $.35 per share. The note was renegotiated in February 2013.	-	100,000
Note payable issued on June 12, 2010 with interest at 12% to March 31, 2012 when the remaining balance was payable, and is convertible into shares of common stock at $.18 per share. The note was renegotiated in February 2013.	-	200,000
Note payable issued on December 23, 2010, with interest at 10%, matured December 23, 2012 and was convertible into shares of common stock at $.084 per share. The note was renegotiated in February 2013.	-	16,800
Note payable issued on September 21, 2010 with interest at 12%, matured March 30, 2012 and was convertible into shares of common stock at $.18 per share. The note was renegotiated in February 2013.	-	32,000
Note payable issued January 1, 2011 to a law firm that accepted this note in full payment of their past due legal fees. The note bears interest at 6%, matures January 1, 2015 and is convertible into shares of common stock at $.15 per share. The note was renegotiated in March 2013, and has been paid in full.	-	89,300
On November 6, 2012 the Company issued four convertible notes at 20% interest, each, net of an aggregate discount of $21,138, due on April 6, 2013. The four notes were converted into 1,041,622 shares at $0.10 per share.	-	122,774

Total	-	560,874
Less amount due within one year	-	471,574
Long-Term Debt	$-	$89,300

Cash payments for interest were $55,198 and $31,008 for 2013 and 2012, respectively.

The four renegotiated notes above, totaling $450,958 in principal and interest, will be paid for the next two (2) years as follows: $120,000 in 2014 and $120,000 in 2015. The remaining balance including attorney’s fees and interest is due on February 1, 2016. The debt is secured by 666,667 shares of common stock held in escrow. The escrow account releases 1/3 or 333,333 shares per year to the Company if there is no default. If a default occurs the entire amount of stock left in escrow at the time of default is released to the former note holders.

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord.  The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $61,150 and $45,961 for 2013 and 2012, respectively.

The Company’s rent obligation for the next five years are as follows:

2014	$36,000
2015	$37,000
2016	$38,000
2017	$39,000
2018	$3,000

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

The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5-year expected term, an expected volatility of 63%, an exercise price of $.46 per share, a stock price of $.35, a zero dividend rate and a 1.37% risk free interest rate. Subsequent to January 1, 2009 these warrants were re-valued at the end of each quarter and a gain or loss was recorded based upon their increase or decrease in value during the quarter. Likewise, new warrants that were issued during 2009 and 2010 were valued, using the Black-Scholes valuation model on their date of grant and an entry was made to reduce paid-in capital and increase the liability for equity-linked financial instruments. These warrants were also re-valued at the end of each quarter based upon their expected life, the stock price, the exercise price, assumed dividend rate, expected volatility and risk free interest rate. A significant reduction in the liability was realized in 2010 primarily due to a reduction from $.50 to $.22 per share in the underlying stock price. The Company realized an increase in the liability for existing warrants during 2011 primarily due to a reduction in the spread between the exercise price and the market price of the underlying shares.  In 2012, there was a slight increase to the liability due to the extension of warrants. In 2013 there was a significant decrease as a result of the older warrants expiring or getting exercised.

The inputs to the Black-Scholes model during 2009 through 2013 were as follows:

Stock price	$	..35
Exercise price	$	..769
Expected life		..50 years
Expected volatility		54%
Assumed dividend rate		-%
Risk-free interest rate		..13% to 2.97%

The original valuations, annual gain (loss) and end of year valuations are shown below:

							Value at	2012 Gain	Value	2013 Gain	Value
	Initial Value	Annual Gain (Loss)	Value at 12/31/09	2010 Gain (Loss)	Value at 12/31/10	2011 Gain (Loss)	12/31/2011	(Loss)	at 12/31/2012	(Loss)	at 12/31/2013
January 1, 2009 adoption	$479,910	$(390,368)	$870,278	$868,772	$1,506	$(88,290)	$89,796	$(21,856)	$111,652	$100,053	$11,599
Warrants issued in quarter ended 6/30/2009	169,854	20,847	149,007	147,403	1,604	(4,689)	6,293	6,293	-	-	-
Warrants issued in quarter ended 9/30/2009	39,743	(738)	40,481	40,419	62	(1,562)	1,624	910	714	714	-
Warrants issued in quarter ended 12/31/2009	12,698	617	12,081	12,053	28	(724)	752	415	337	337	-
Subtotal	702,205		1,071,847
Warrants issued in quarter ended 3/31/2010	25,553			25,014	539	(5,570)	6,109	3,701	2,408	2,408	-
Warrants issued in quarter ended 6/30/2010	31,332			30,740	592	(6,122)	6,714	6,083	631	631	-
Warrants issued in quarter ended 9/30/2010	31,506			20,891	10,615	(44,160)	54,775	1,338	53,437	53,437	-
Total	$790,596	$(369,642)	$1,071,847	$1,145,292	$14,946	$(151,117)	$166,063	$(3,116)	$169,179	$157,580	$11,599

NOTE 9 - RELATED PARTY TRANSACTIONS

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements. Rick Koenigsberger, a director, is a holder of membership units in SOK Partners.

The Company, entered into agreements, in 2008, with our Chairman of the Board, Lawrence Gadbaw, and in 2009 with a board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Dr. Morawetz $30,000 upon the Company raising $3 million in new equity. Mr. Gadbaw received 277,778 shares at $.09 per share in June 2012 as compensation in lieu of the $25,000 cash for raising $3 million in new equity. Mr. Gadbaw was paid the balance due under his separation agreement from 2008. This amount was $46,000 upon signing the agreement in 2008 payable at $2,000 per month; the payments to Mr. Gadbaw are complete. Mr. Gadbaw also received a warrant for 30,000 shares at $.15 per share on June 30, 2012 as compensation for service as Chairman. Mr. Gadbaw and Dr. Morawetz have both resigned from the Board in the third quarter of 2013. Both Mr. Gadbaw and Dr. Morawetz received 50,000 shares of common stock each at $.325 per share; 20,000 of these shares were for compensation from serving as Board members and the remaining 30,000 shares were issued to satisfy previous contractual agreements.

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

On March 28, 2012, the Company, entered into a Convertible Note Purchase Agreement, dated as of March 28, 2012 (the “SOK Purchase Agreement”) with SOK Partners, LLC (“SOK Partners”), and an investment partnership. Josh Kornberg, who is a member of the Company’s Board of Directors, and Dr. Samuel Herschkowitz are affiliates of the manager of SOK Partners and Ricardo Koenigsberger, a director, is a holder of membership units of SOK Partners. Pursuant to the SOK Purchase Agreement, the Company issued a 20.0% convertible note due August 2012 in the principal amount of up to $600,000. Principal and accrued interest on the note is due and payable on August 28, 2012. The Company’s obligations under the note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The SOK Purchase Agreement and the note include customary events of default that include, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other indebtedness and bankruptcy and insolvency defaults. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the note, and interest rate of twenty-four (24%) percent per annum accrues if the note is not paid when due.

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

As long as any amount payable under the SOK Note remains outstanding, SOK Partners or its designee is entitled to appoint a new member to the Company’s Board of Directors, who will be appointed upon request. Mr. Koenigsberger was appointed to the Board by SOK Partners on June 25, 2012.

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

As long as any amount payable under the Herschkowitz Note remains outstanding, Dr. Herschkowitz or his designee is entitled to appoint a special advisor to the Company’s Board of Directors, to be appointed as a member upon request. Pursuant to this authority, Josh Kornberg was appointed to the Board on March 9, 2012. In addition, pursuant to this authority, Mr. Koenigsberger was appointed to the Board on June 25, 2012.

Pursuant to a letter dated April 12, 2012, Dr. Herschkowitz advised the Company of the occurrence of numerous events of default under the terms of the Herschkowitz Note and the Herschkowitz Note Purchase Agreement. As a result of such events of default, Dr. Herschkowitz asserted significant rights as a secured creditor of the Company, including his rights as a secured creditor with a security interest in substantially all assets of the Company. Without a settlement relating to the defaults and other matters, Dr. Herschkowitz could have taken action to levy upon the Company’s assets, including patents and other intellectual property.

In addition, the Company and Atlantic Partners Alliance LLC (“APA”) were parties to a letter agreement dated March 14, 2012, providing APA and its affiliates (including Dr. Herschkowitz and SOK) with rights to avoid dilution relating to additional issuances of equity securities by the Company through July 14, 2012, evidencing the parties’ intent that APA would be provided with significant protection against dilution. This protection was in recognition of APA’s investments in the Company involving a high degree of risk and the Company’s contemplated need for restructuring its indebtedness, which were anticipated to result, and have resulted, in significant dilution. The parties acknowledged that Dr. Herschkowitz and SOK would not have made their historical cash investments in the Company to the same degree had the dilution protection not been provided, and the investments by these parties have enabled the Company to avoid insolvency. Since the respective dates of the Herschkowitz Note Purchase Agreement and the SOK Note Purchase Agreement, the Company had issued in excess of 16,000,000 shares of common stock to parties other than APA and its affiliates, resulting in significant dilution.

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

In the Forbearance Agreement, Dr. Herschkowitz agreed to forbear from exercising any of his rights arising under the Herschkowitz Note or the Herschkowitz Note Purchase Agreement with respect to the existing defaults against the Company, subject to the limitations set forth in the letter agreement and without releasing or waiving any future breach of the letter agreement. He further agreed to forbear from exercising any rights with respect to events of default, security interests in the collateral and other similar remedies against the Company or his interests under the Herschkowitz Note or the Herschkowitz Note Purchase Agreement until the occurrence of an event of default under the Herschkowitz Note: (a) that does not constitute an existing default and (b) occurs and accrues after the date of the letter agreement.

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

Under the Forbearance Agreement, the Herschkowitz Note and the SOK Note were amended as follows: (i) the due dates of the notes were extended to December 31, 2012 from the previous due dates of June 20, 2012 and August 28, 2012, respectively; (ii) Dr. Herschkowitz will release his security agreement after payment of all currently outstanding promissory notes to parties other than SOK; and (iii) the Herschkowitz Note was amended to add certain events of default relating to judgments against the Company or other creditors taking action with respect to the collateral. In consideration of the extension additional milestone fees were revised as described below. Pursuant to a Forbearance and Settlement Agreement with these parties dated August 15, 2012, as subsequently amended, the due date of these notes were extended to August 31, 2013.

APA and its affiliates agreed to terminate the letter agreement regarding dilution dated March 14, 2012. In consideration of the various provisions of the letter agreement and in recognition of the understanding of the parties regarding dilution and the agreements of APA and its affiliates to forbear and to extend the due dates of the notes, the Company (i) issued 13,250,000 shares to Dr. Herschkowitz, (ii) issued 13,250,000 shares to SOK, and (iii) the conversion price of the Herschkowitz Note and the SOK Note, respectively was changed to $0.014 per share from $0.065 per share.

In the event that the Company consummated the following series of transactions on or prior to June 30, 2013: (i) a merger or similar transaction with a public shell company, (ii) raising between $2 million and $4 million through an offering of the securities of the public shell company concurrent with or subsequent to the shell merger and (iii) listing the Company’s shares on NASDAQ pursuant to an underwritten offering of the Company’s securities resulting in gross proceeds of between $5 million and $30 million, then the Company would have to be required to deliver to Dr. Herschkowitz the following compensation: (A) $75,000 upon consummating the shell merger, (B) $150,000 upon consummating the qualifying financing round and (C) 3% of the gross proceeds of the NASDAQ underwriting, which payment shall under no circumstances be less than $200,000 or greater than $1,000,000. The Company was also required to reimburse Dr. Herschkowitz at his actual out-of-pocket cost for reasonable expenses incurred in connection with the shell transactions, with a maximum limit of $10,000 for such expenses.

In connection with the extension of the due date for the Herschkowitz Note and the SOK Note on March 6, 2013, the milestone fees were revised. The following fees were payable to Dr. Herschkowitz in the event that the Company consummates the following series of transactions on or prior to December 31, 2013: (i) financing raising not less than $1 million, compensation of $75,000; (ii) a going private transaction, compensation of $200,000 or greater and (iii) 3% of the gross proceeds of the NASDAQ underwriting, which payment shall under no circumstances be less than $200,000 or greater than $3,000,000. In May 2013 Dr. Herschkowitz received $75,000 after the Company surpassed raising $1 million.

As a result of the transactions under the Forbearance Agreement and other investments, Dr. Herschkowitz, SOK and their affiliates currently own shares of common stock and securities representing beneficial ownership of more than 65% of the Company’s outstanding common stock, giving such parties significant control over election of the Board of Directors and other matters.

On November 6, 2012, the Company issued and sold convertible promissory notes in the total principal amount of $156,243 to Dr. Herschkowitz and certain of his assignees.  The Company issued to these parties an aggregate 1,562,430 shares of common stock in consideration of placement of the notes. The notes bear interest at a rate of 20% per annum and are secured by a security interest in the Company’s accounts receivable, patents and certain patent rights and are convertible into common stock upon certain mergers or other fundamental transactions at a conversion price based on the trading price prior to the transaction. The proceeds from this transaction were used to pay off approximately $155,000 in principal amount of secured indebtedness. Such notes were converted in April 2013 in to 1,041,622 shares of common stock at $.10 per share.

In December 2013 the Company received an additional $300,000 in debt financing from SOK Partners under a non-convertible grid note due February 28, 2014, with 10% interest based on a 365 day year. Dr. Herschkowitz received 10% of the gross proceeds in advance, and the Company received $250,000 in three tranches in December 2013. In January 2014, the Company received an additional $20,000 from SOK Partners completing the grid note maximum. Should the company default on the note the interest rate will increase to 20% interest based on a 365 day year.  In February 2014, the Company wired $305,589.04 to SOK Partners in complete payment of the grid note, including interest.

NOTE 10 – RETIREMENT SAVINGS PLANS

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2012, its inception year, and again in 2013, we matched 100%, of the employee’s contribution up to 4.0% of their earnings. The employer contribution was $32,790 and $1,654 in 2013 and 2012. There were no discretionary contributions to the plan in 2013 and 2012.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Marshall Ryan & Mid-State Stainless, Inc. v. Skyline Medical Inc. & Dr. Samuel Herschkowitz. On March 5, 2014, plaintiffs filed an action in District Court in Hennepin County, Minnesota against the Company and one of its stockholders, Dr. Samuel Herschkowitz. Marshall Ryan, one of the plaintiffs, is an engineer who worked with the Company on design of certain of its products. The action alleges, among other things, breach of a consulting agreement, a manufacturing agreement and a supply agreement between plaintiffs and the Company, various claims of fraud and negligent misrepresentation and breach of the duty of good faith and fair dealing. The Company believes the claims are without merit and is preparing its response.

Schedule II

Valuation and Qualifying Accounts

(None)

