Form 10-Q
period 2014-03-31
Skyline Medical Inc.
filed 2014-05-15
CIK 1446159

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 2, 2014, the registrant had 222,213,697 shares of common stock, par value $.01 per share, outstanding.

SKYLINE MEDICAL INC.

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements	4

Condensed Balance Sheets March 31, 2014 and December 31, 2013	4

Condensed Statements of Operations for the three-month periods ended March 31, 2014 and March 31, 2013 and for the period from April 23, 2002 (Inception) to March 31, 2014	5

Statement of Stockholders’ Deficit from April 23, 2002 (Inception) to March 31, 2014	6

Condensed Statements of Cash Flows for the three-month periods ended March 31, 2014 and March 31, 2013 and for the period from April 23, 2002 (Inception) to March 31, 2014	11

Notes to Condensed Financial Statements	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	37

Item 4. Mine Safety Disclosures	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38

Exhibit Index	39

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$130,738	$101,953
Accounts Receivable	63,854	97,245
Inventories	391,567	122,175
Prepaid Expense and other assets	122,645	60,588
Total Current Assets	708,804	381,961

Fixed Assets, net	221,102	158,110
Intangibles, net	67,581	53,355

Total Assets	$997,487	$593,426

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$1,102,643	$1,062,108
Accrued expenses	1,176,277	2,057,957
Short-term note payable (See Note 8)	-	280,000
Deferred Revenue	69,000	69,000
Total Current Liabilities	2,347,920	3,469,065

Accrued Expenses	306,216	331,216
Liability for equity-linked financial instruments (See Note 7)	130	11,599
Total Liabilities	$2,654,266	$3,811,880
Commitments and Contingencies	-	-
Stockholders' Deficit:
Series A Convertible Preferred Stock, $.01 par value, $100 Stated Value, 40,000 authorized, 20,550 outstanding	206	-
Common stock, $.01 par value, 800,000,000 authorized, 222,213,697 and 219,937,619 outstanding	2,222,137	2,199,376
Additional paid-in capital	26,454,204	23,279,585
Deficit accumulated during development stage	(30,333,327)	(28,697,415)
Total Stockholders' Deficit	(1,656,779)	(3,218,454)

Total Liabilities and Stockholders' Deficit	$997,487	$593,426

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period from April 23, 2002 (Inception) to March 31,
	2014	2013	2014
Revenue	$70,220	$127,727	$839,779

Cost of Goods Sold	31,083	41,604	412,550

Gross Margin	39,137	86,123	427,229

General and administrative expenses	1,179,281	1,823,082	24,459,681

Operations expense	265,274	204,467	3,652,824

Sales and marketing expense	204,920	83,969	1,845,168

Interest expense	18,123	95,552	1,581,082

Loss (gain) on valuation of equity-linked financial instruments	(11,468)	(19,422)	(797,118)

Total expense	1,656,130	2,187,648	30,741,637

Net loss available to common shareholders	$(1,616,993)	$(2,101,525)	$(30,314,408)

Loss per common share - basic and diluted	$(0.01)	$(0.02)	$(1.37)

Weighted average shares used in computation - basic and diluted	221,223,793	107,824,939	22,187,340

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

PERIOD FROM APRIL 23, 2002 (INCEPTION)

TO MARCH 31, 2014

(UNAUDITED)

	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Total
Issuance of common stock 9/1/02, $.0167 (1)		598,549	$5,985	$4,015	$-	$10,000

Issuance of common 10/23/02, $1.67/share		2,993	30	4,970		5,000
Net loss					(51,057)	(51,057)
Balance 12/31/02		601,542	$6,015	$8,985	$(51,057)	$(36,057)

Issuance of common 2/12/03, $.0167 (2)		23,942	239	161		400
Issuance of common 6/11&12,$1.67 (3)		21,548	216	34,784		35,000
Net loss					(90,461)	(90,461)
Balance 12/31/03		647,032	$6,470	$43,930	$(141,518)	$(91,118)

Issuance of common 5/25/04, $.0167 (4)		6,567	66	44		110
Net loss					(90,353)	(90,353)
Balance 12/31/04		653,599	$6,536	$43,974	$(231,871)	$(181,361)

Issuance of common 12/14/05, $.0167 (5)		14,964	150	100		250
Vested stock options and warrants				2,793		2,793
Net loss					(123,852)	(123,852)
Balance 12/31/05		668,563	$6,686	$46,867	$(355,723)	$(302,170)

Issuance of common 5/16 & 8/8, $.0167 (6)		86,869	869	582		1,451
Issuance of common 10/19 & 23, $.0167 (7)		38,906	389	261		650
Issuance of common 12/01, $1.67 (8)		28,739	287	44,523		44,810
Vested stock options and warrants				13,644		13,644
Net loss					(273,026)	(273,026)
Balance 12/31/06		823,077	$8,231	$105,877	$(628,749)	$(514,641)

Issuance of common 1/30/07 @ $1.67 (9)	599	6	994		1,000
Value of equity instruments issued with debt			132,938		132,938
Capital contributions resulting from waivers of debt			346,714		346,714
Vested stock options and warrants			73,907		73,907
Net loss				(752,415)	(752,415)
Balance 12/31/07	823,676	$8,237	$660,430	$(1,381,164)	$(712,497)

Issuance of common 6/11 to 9/30, $.35 (10)	4,552,862	45,528	1,547,974		1,593,502
Shares issued to finders, agents	2,012,690	20,127	(20,127)		-
Shares issued to pay direct legal fees	285,714	2,857	(2,857)		-
Issuance of common due to anti-dilution provisions	205,899	2,059	(2,059)		-
Shares issued to pay investor relations services 6/23/08, $.35	250,000	2,500	85,000		87,500
Vested stock options and warrants			354,994		354,994
Capital contributions resulting from waivers of debt			129,684		129,684
Net loss				(1,762,628)	(1,762,628)
Balance 12/31/08	8,130,841	$81,308	$2,753,039	$(3,143,792)	$(309,445)

Cumulative effect of adoption of EITF 07-5			(486,564)	6,654	(479,910)
Vested stock options and warrants			111,835		111,835
Shares issued 3/20/09 to pay for fund raising	125,000	1,250	(1,250)		-
Shares issued under PMM in 2009, $.50	2,147,810	21,478	1,052,427		1,073,905
Capital contributions resulting from waivers of debt			84,600		84,600
Value of equity-linked financial instruments issued in connection with PPMs			(222,296)		(222,296)
Value of equity instruments issued with debt			30,150		30,150
Shares issued to consultant for fund raising	30,000	300	(300)		-
Shares issued upon conversion of debt and interest, $.27	935,446	9,354	247,100		256,454
Shares issued upon conversion of shareholder note, $.35	14,024	140	4,766		4,906
Net loss				(2,892,230)	(2,892,230)
Balance 12/31/09	11,383,121	$113,830	$3,573,507	$(6,029,368)	$(2,342,030)

Shares issued in 2010 under PPM, $.50	354,550	3,546	173,729		177,275
Shares issued to consultants for IR and consulting, $.50	374,090	3,741	183,304		187,045
Value of equity instruments issued for consulting services			354,602		354,602
Vested stock options and warrants			11,382		11,382
Value of equity-linked financial instruments issued in connection with PPM in first quarter			(25,553)		(25,553)
Shares issued in May 2010 to consultant, $.50	12,850	129	6,296		6,425
Shares issued in May 2010 to 2008 investors as a penalty for late registration, $.50	710,248	7,102	348,022		355,124
Value of equity instruments issued with debt			119,474		119,474
Value of equity-linked financial instruments issued in connection with PPM in second quarter			(31,332)		(31,332)
Value of equity-linked financial instruments issued in connection with PPM in third quarter			(31,506)		(31,506)
Shares issued in September 2010 under PPM, $.10	250,000	2,500	22,500		25,000
Shares issued to consultants in third quarter at $.22 per share	488,860	4,889	102,660		107,549
Shares issued in November 2010 upon exercise of warrants at $.135 per share	128,571	1,286	16,071		17,357
Shares issued in November 2010 to directors as compensation at $.15 per share	300,000	3,000	42,000		45,000
Vested stock options in fourth quarter			161,107		161,107
Equity instruments issued to consultants in fourth quarter			26,234		26,234
Net loss				(1,352,709)	(1,352,709)
Balance 12/31/2010	14,002,290	$140,023	$5,052,497	$(7,382,077)	$(2,189,557)

Value of equity instruments issued with debt in first quarter			47,908		47,908
Shares issued at $.075 per share under PPM	5,333,334	53,334	346,666		400,000
Shares issued at $.085 per share under PPM	1,882,353	18,823	141,177		160,000
Shares issued at $.09 per share under PPM	200,000	2,000	16,000		18,000
Shares issued at $.10 per share under PPM	150,000	1,500	13,500		15,000
Vested stock options and warrants in first quarter			1,937,638		1,937,638
Equity instruments issued to consultants in first quarter			91,504		91,504
Stock issued upon conversion of debt in first quarter	416,010	4,160	15,840		20,000
Stock issued to pay interest on debt	158,036	1,580	20,920		22,500
Shares issued at $.07 per share under PPM	1,071,429	10,715	64,285		75,000
Stock issued upon conversion of debt and interest	941,034	9,410	22,590		32,000
Equity instruments issued to consultants			12,256		12,256
Equity instruments issued to consultants			147,116		147,116
Restricted stock issued to consultants	822,842	8,228	46,772		55,000
Shares issued at $.06 per share under PPM	3,500,000	35,000	175,000		210,000
Shares issued at $.20 per share under PPM	1,375,000	13,750	261,250		275,000
Shares issued upon exercise of stock options at $.01	100,000	1,000			1,000
Shares issued at $.35 per share IR compensation	575,000	5,750	195,500		201,250
Equity instruments upon conversion of Accounts Payable			20,000		20,000
Shares issued to private investor at $.15 per share	1,546,667	15,467	216,533		232,000
Net loss				(4,486,879)	(4,486,879)
Balance 12/31/2011	32,074,000	$320,740	$8,844,952	$(11,868,956)	$(2,703,264)
Shares issued to institutional investor upon conversion of Note Payable at $.1342 per share	59,613	596	7,404		8,000
Shares issued to institutional investor upon conversion of Note Payable at $.13 per share	107,692	1,077	12,923		14,000
Shares issued to institutional investor upon conversion of Note Payable at $.088 per share	170,455	1,705	13,295		15,000
Shares issued to institutional investor upon conversion of Note Payable at $.0446 per share	343,348	3,433	12,567		16,000
Shares issued to institutional investor upon conversion of Note Payable at $.0446 per share	269,058	2,690	9,310		12,000
Shares issued to institutional investor upon conversion of Note Payable at $.0446 per share	268,670	2,687	7,313		10,000
Shares issued to institutional investor upon conversion of Note Payable at $.0397 per share	428,212	4,282	4,218		8,500
Shares issued to a private investor at $.065 per share	9,230,770	92,308	507,692		600,000
Shares issued for consulting to the then interim CEO at $.065 per share	300,000	3,000	16,500		19,500
Vested stock options and warrants			830,372		830,372
Shares issued to an institutional investor upon conversion of Note Payable at $.0286 per share	349,650	3,497	6,503		10,000
Shares issued to a private investor per a convertible note default at $.15 per share	7,500,000	75,000	1,050,000		1,125,000
Shares issued to a private investor at $.15 per share	263,333	2,633	36,867		39,500
Shares issued upon exercise of options at $.01 per share	412,963	4,130			4,130
Stock issued upon conversion of debt at $.15 per share	3,292,557	32,926	460,958		493,884
Stock issued upon conversion of debt at $.065 per share	2,850,754	28,508	156,791		185,299
Shares issued to private investor upon conversion of Note Payable at $.18 per share	316,898	3,169	53,873		57,042
Shares issued to private investor upon conversion of Note Payable at $.052 per share	1,147,078	11,471	48,063		59,534
Shares issued to private investor upon conversion of Note Payable at $.10 per share	565,834	5,658	50,926		56,584
Shares issued to a private investor upon conversion of Note Payable at $.032 per share	1,572,327	15,723	34,277		50,000
Shares issued to an institutional investor upon conversion of Note Payable at $.031 per share	387,097	3,871	8,129		12,000
Stock issued upon conversion of debt at $.15 per share	397,267	3,973	55,617		59,590
Shares issued to a Director as compensation at $.09 per share	277,778	2,778	22,222		25,000
Shares issued under PPM at $.07 per share	9,870,666	98,707	592,239		690,946
Shares issued to institutional investor upon conversion of Note Payable at $.0353 per share	509,915	5,099	12,901		18,000
Shares issued to a private investor upon conversion of Note Payable at $.032 per share	283,718	2,837	6,185		9,022
Shares issued to an institutional investor upon conversion of Note Payable at $.0297 per share including $11,021 of interest.	740,741	7,407	25,614		33,021
Shares issued at $.15 per share as Investor Relations compensation	625,000	6,250	87,500		93,750

Shares issued as settlement to remove anti-dilution agreement at $.065 per share	26,500,000	265,000	1,457,500		1,722,500
Shares issued in settlement with former COO at $.15 per share less shares cancelled at $.09 per share	803,701	8,037	134,296		142,333
Equity value for options and warrants			150,189		150,189
Shares issued at $.07 per share as Investor Relations compensation	300,000	3,000	18,000		21,000
Shares issued at $.15 per share as conversion of debt	157,088	1,571	21,992		23,563
Shares issued to a private investor exercising options at $.01 per share	71,826	718			718
Shares issued to debtors as compensation at $.10 per share	1,563,031	15,630	140,613		156,243
Value of equity instruments issued with debt			33,469		33,469
Shares issued upon conversion of Note Payable at $.07 per share	236,092	2,361	14,165		16,526
Share true-up to certified shareholders list per the stock transfer agency	100	1			1
Net loss				(7,422,155)	(7,422,155)
Balance at 12/31/2012	104,247,228	$1,042,473	$14,945,435	$(19,291,111)	$(3,303,203)
Shares issued to debtors as compensation at $.15 per share	290,143	2,901	40,620		43,521
Shares issued under PPM to five investors at $.07 per share	7,142,857	71,429	428,571		500,000
Shares issued to an escrow account underlying a debt agreement (11)	1,000,000	10,000			10,000
Shares issued to debtors as compensation at $.15 per share	230,332	2,303	32,247		34,550
Shares issued to an institutional investor at $.07 per share	7,142,858	71,429	428,571		500,000
Value of shares per an agreement with a former officer (12)			40,480		40,480

Shares issued to consultant as compensation at $.067 per share	250,000	2,500	14,250		16,750
Value of Equity instruments issued with debt			392,556		392,556
Shares issued to former consultant exercising options at $.01 per share	200,000	2,000			2,000
Shares issued to former CEO exercising options at $.01 per share.	333,330	3,333			3,333
Shares issued upon conversion of four notes payable at $.15 per share	1,041,622	10,416	145,827		156,243
Shares issued for interest to the four notes payable at $.15 per share	74,462	745	10,425		11,170
Shares issued for cashless exercise of warrants at $.12 per share	277,778	2,778			2,778
Shares issued for cashless exercise of warrants at $.16 per share	163,334	1,633			1,633
Shares issued for cashless exercise of warrants at $.15 per share	632,708	6,327			6,327
Shares issued for cashless exercise of warrants at $.20 per share	261,848	2,618			2,618
Shares issued to 24 warrant holders exercised at a reduced price for $.10 per share	10,444,898	104,449	940,041		1,044,490
Shares issued to 4 PPM investors converting notes at $.12 per share	2,637,534	26,375	290,129		316,504
Shares issued to 10 PPM investors converting notes at $.18 per share	5,405,431	54,054	966,146		1,020,200
Shares issued to consultant as compensation at $.38 per share	150,000	1,500	55,500		57,000
Shares issued for two note conversions at $.014 per share	71,066,331	710,663	284,265		994,928
Shares issued for warrant exercise at $.15 per share	1,071,429	10,715	150,000		160,715
Shares issued for a cashless exercise of warrants at $.10 per share	3,024,390	30,244			30,244
Shares issued to an investor for a cashless exercise of warrants at $.17 per share	204,306	2,044			2,044
Shares issued for a cashless exercise of warrants at $.075 per share	544,714	5,447			5,447
Shares issued to former Board Directors as compensation at $.325 per share	100,000	1,000	99,000		100,000
Reduced warrant exercise compensation expense			2,140,946		2,140,946
Options issued as part of employee bonus			147,500		147,500
Shares issued to one investor for cashless warrant exercised at $.12 per share	277,778	2,778			2,778
Shares issued for cashless warrant exercise at $.13 per share	159,722	1,597			1,597
Shares issued for interest on two note conversions at $.18 per share	40,918	409	6,956		7,365
Shares issued in settlement with a former noteholder at $.27 per share	378,000	3,780	98,280		102,060
Shares issued for a stock option exercise at $.065 per share	10,000	100	550		650
Shares issued to one warrant holder executed at a reduced price of $.125 per share	1,000,000	10,000	115,000		125,000
Shares issued for option exercise at $.07 per share	17,000	170	1,020		1,190
Shares issued for cashless warrant exercise at $.075 per share	116,667	1,167			1,167
Vesting expense			1,505,270		1,505,270
Net loss				(9,406,304)	(9,406,304)
Balance at 12/31/13	219,937,619	$2,199,376	$23,279,585	$(28,697,415)	$(3,218,454)

Shares issued for cashless warrant exercise at $.20 per share		129,630	1,296			1,296
Shares issued for option exercise at $.0167 per share		325,187	3,252	2,178		5,430
Shares issued at $.275 per share as Investor Relations compensation		150,000	1,500	39,750		41,250
Shares issued for cashless warrant exercise at $.17 per share		249,252	2,493			2,493
Shares issued for a stock option exercise at $.07 per share		20,000	200	1,200		1,400
Shares issued for two warrant holders for cashless warrant at $.01 per share		163,062	1,630			1,630
Shares issued for warrant exercise at $.18 per share		200,000	2,000	34,000		36,000
Shares issued at $.25 per share as Investor Relations compensation		100,000	1,000	24,000		25,000
Reduction in escrow account per settlement agreement		(333,334)	(3,333)			(3,333)
Shares issued for cashless warrant exercise at $.10 per share		360,444	3,605			3,605
Shares issued for cashless warrant exercise at $.075 per share		233,334	2,333			2,333
Shares issued for cashless warrant exercise at $.17 per share		22,409	224			224
Shares issued per to 16 shareholders of Series A Convertible Preferred Stock Dividends payable in common shares at $.26 per share		72,760	728	18,191	(18,919)	-
Vesting Expense				259,339		259,339
Bonus options expense				694,500		694,500
Shares issued for combined cashless and cash warrant exercise @ $.15 per share.		583,334	5,833	46,667		52,500
Preferred stock	206					206
Additional paid in capital - preferred				2,054,795		2,054,795
Net loss					(1,616,993)	(1,616,993)
Balance at 3/31/2014	206	22,213,697	$2,222,137	$26,454,205	$(30,333,327)	$(1,656,779)

(1) Founders shares, 1,000,000 pre-split.

(2) 23,492 (40,000 pre-split) shares valued at $.0167 per share as compensation for loan guarantees by management.

(3) Investment including 670 shares issued as a 10% finder’s fee.

(4) For payment of patent legal fees.

(5) Compensation for loan guarantees by management.

(6) For vendor contractual consideration.

(7) Employment agreements.

(8) Investment.

(9) Conversion of convertible notes by management.

(10) Investment, "October 2008 financing".

(11) The shares reduce by 1/3 yearly and are returned to the Company as the debt is paid.

(12) The Company purchased shares previously issued to a former officer equal to the cost of withholding taxes advanced by the Company. The value here represents the net pay from the transaction that was retained by the Company.

See Notes to Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year Ended March 31,		April 23, 2002 (Inception)
	2014	2013	To March 31, 2014
Cash flow from operating activities:
Net loss	(1,616,993)	(2,101,525)	(30,314,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,385	311	168,790
Vested stock options and warrants	273,420	1,329,735	7,471,162
Equity instruments issued for management and consulting	62,917	67,230	6,091,975
Stock-based registration payments	-	-	355,124
Capital contributions resulting from waivers of debt	-	-	476,398
Amortization of debt discount	-	28,521	756,497
(Gain) loss on valuation of equity-linked instruments	(11,469)	(19,422)	(797,119)
Changes in assets and liabilities:
Accounts receivable	33,391	(57,001)	(63,854)
Inventories	(269,392)	3,762	(391,567)
Prepaid expense and other assets	(62,057)	(28,600)	(122,645)
Notes payable to shareholders	-	-	(14,957)
Accounts payable	40,535	(77,831)	2,188,407
Accrued expenses	(212,180)	(100,465)	2,282,057
Deferred Revenue	-	15,000	69,000
Net cash used in operating activities:	(1,752,443)	(940,285)	(11,845,140)
Cash flow from investing activities:
Purchase of fixed assets	(72,377)	-	(247,396)
Purchase of intangibles	(14,226)	-	(210,076)
Net cash used in investing activities	(86,603)	-	(457,472)

Cash flow from financing activities:
Proceeds from long-term and convertible debt	20,000	300,000	3,955,209
Repayment of convertible debt	-	-	(250,000)
Principal payments on debt	(300,000)	-	(375,667)
Issuance of preferred stock	2,055,000	-	2,055,000
Issuance of common stock	92,831	1,000,000	7,048,808
Net cash provided by (used in) financing activities	1,867,831	1,300,000	12,433,350

Net increase (decrease) in cash	28,785	359,715	130,738
Cash at beginning of period	101,953	13,139	-
Cash at end of period	130,738	372,854	130,738
Non cash transactions:

Conversion of debt to accrued liabilities	-	415,775	515,775
Common stock issued for accrued interest/bonus	694,500	12,225	1,315,339
Conversion of accounts payable to convertible debt	-	-	546,600
Common stock issued to satisfy debt	-	22,325	3,538,935
Stock/warrant issued to satisfy accounts payable/Liabilities	-	-	539,165

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts presented at and for the three months ended March 31, 2014 and March 31, 2013 are unaudited)

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

Since inception to March 31, 2014, the Company has raised approximately $9,100,000 in equity, inclusive of $2,055,000 from a Series A Convertible Preferred Stock PPM, and $3,955,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $6,543 in the three months ended March 31, 2014 and there were no advertising expenses in the three months ended March 31, 2013.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $118,351 in the three months ended March 31, 2014 and $58,277 for March 31, 2013.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	March 31,	December 31,
	2014	2013

Finished goods	$77,125	$56,818
Raw materials	235,048	18,603
Work-In-Process	79,394	46,754
Total	$391,567	$122,175

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

Years
Computers and office equipment	3 - 7
Leasehold improvements	5
Manufacturing tooling	3 - 7

The Company’s investment in Fixed Assets consists of the following:

	March 31, 2014	December 31, 2013
Computers and office equipment	$126,234	$61,505
Leasehold improvements	23,874	23,614
Manufacturing tooling	97,288	89,900
Total	247,396	175,019
Less: Accumulated depreciation	26,294	16,909
Total Fixed Assets, Net	$221,102	$158,110

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

Subsequent Events

The Company has evaluated all subsequent events through the date of this filing. The Company does not believe there are any subsequent events that required disclosure.

Interim Financial Statements

The Company has prepared the unaudited interim financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the interim periods. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto contained in the Form 10-K filed with the SEC on March 27, 2014. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to May 2, 2014, 222,213,697 shares of common stock have been issued between par value and $1.67. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

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

On February 4, 2014, (the “Closing Date”) we raised $2,055,000 in gross proceeds from a private placement of Series A Convertible Preferred Stock, par value $0.01 (the “Preferred Shares”) pursuant to a Securities Purchase Agreement with certain investors (the “Purchasers”) purchased 20,550 Preferred Shares, and warrants (the “Warrants”) to acquire an aggregate of approximately 1,600,000 shares of Common Stock. The Preferred Shares are convertible into shares of Common Stock at an initial conversion price of $0.26 per share of Common Stock. The Warrants are exercisable at an exercise price of $0.325 per share and expire five years from the Closing Date. If the Common Stock is not listed on the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the Closing, the Company shall issue additional Warrants to purchase additional shares of Common Stock, equal to 30% of the shares of Common Stock which the Preferred Shares each Purchaser purchased are convertible into.

The Securities Purchase Agreement requires the Company to register the resale of the shares of Common Stock underlying the Preferred Shares (the “Underlying Shares”) and the Common Stock underlying the Warrants (the “Warrant Shares”). The Company is required to prepare and file a registration statement with the Securities and Exchange Commission within 132 days of the Closing Date (as extended by subsequent consent of the Purchasers), and to use commercially reasonable efforts to have the registration statement declared effective within 147 days if there is no review by the Securities and Exchange Commission, and within 192 days in the event of such review.

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

The Warrants are exercisable on any day on or after the date of issuance, have an exercise price of $0.325 per share, subject to adjustment, and a term of five years from the date they are first exercisable. However, a holder will be prohibited from exercising a Warrant if, as a result of such exercise, the holder, together with its affiliates, would exceed the Beneficial Ownership Limitation as described above for the Preferred Shares. If any Warrant has not been fully exercised prior to the first anniversary of the Closing and if during such period the Company has not installed or received firm purchase orders (accepted by the Company) for at least 500 STREAMWAY ® Automated Surgical Fluid Disposal Systems, then, the number of shares of Common Stock for which such Warrant may be exercised shall be increased 2.5 times.

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

Valuation and accounting for options and warrants

The Company determines the grant date fair value of options and warrants using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility and estimated term. For grants issued during 2008, the Company used a 2.0 to 4.5% risk-free interest rate, 0% dividend rate, 53-66% volatility and estimated term of 2.5 to 7.5 years. Values computed using these assumptions ranged from $.102 per share to $.336 per share. Warrants or options awarded for services rendered are expensed over the period of service (normally the vesting period) as compensation expense for employees or an appropriate consulting expense category for awards to consultants and directors. Warrants granted in connection with a common equity financing are included in stockholders’ equity, provided that there is no re-pricing provision that requires them to be treated as a liability (See Note 7) and warrants granted in connection with a debt financing are treated as a debt discount and amortized using the interest method as interest expense over the term of the debt.

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

In January 2014 the Company issued 325,187 shares of common stock to the former CEO at $.0167 per share upon his exercising options.

In January through March 2014, 9 warrant holders exercised warrants through a cashless exercise for a total of 1,158,131 shares of common stock.

In January and February 2014 the Company issued warrants to purchase 1,615,383 shares pursuant to a February 4, 2014 private placement whereby the Company issued 20,550 shares of Series A Convertible Preferred Stock raising gross proceeds of $2,055,000. The warrants are at an exercise price of $0.325.

In February 2014 the Company issued a warrant to purchase 111,111 shares of common stock at an exercise price of $0.27 to a major shareholder Dr. Samuel Herschkowitz. The warrant is in consideration for a bridge loan extended in December 2013 that has been paid in February 2014.

On March 31, 2014, the Company issued dividends to the Purchasers of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $0.26 per share. As a result 72,760 shares of common stock were issued to 16 holders of Preferred Shares.

In March 2014, the Company issued 333,334 shares of common stock to a warrant holder for a partial cash exercise at $0.15 per share; issued 250,000 shares to the holder via the cashless exercise of the remainder of the warrant.

For grants of stock options and warrants in 2014 the Company used a 1.44% to 2.75% risk-free interest rate, 0% dividend rate, 59% to 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $0.0905 to $0.1856 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options (1)		Warrants (1)
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2005	17,956	$1.67	20,950	$2.62

Issued	23,942	1.67	71,826	0.85

Outstanding at December 31, 2006	41,898	1.67	92,776	1.25

Issued	5,984	1.67	28,502	0.35

Outstanding at December 31, 2007	47,882	1.67	121,278	1.04

Issued	1,243,292	0.2	5,075,204	0.45
Expired			(11,971)	3.76

Outstanding at December 31, 2008	1,291,174	0.26	5,184,511	0.45

Issued	205,000	0.37	2,188,302	0.65

Outstanding at December 31, 2009	1,496,174	0.27	7,372,813	0.49

Issued	2,210,000	0.17	3,435,662	0.34
Expired	(207,956)	0.43	(8,979)	1.67
Exercised			(128,571)	0.46

Outstanding at December 31, 2010	3,498,218	0.19	10,670,925	0.44

Issued	2,483,334	0.01	18,222,243	0.14
Expired	(83,941)	0.73	(2,010,917)	0.48
Exercised	(100,000)	0.01

Outstanding at December 31, 2011	5,797,611	0.11	26,882,251	0.23

Issued	9,514,286	0.08	11,688,166	0.15
Expired	(2,235,368)	0.11	(3,366,455)	0.50
Exercised	(412,963)	0.01	(71,826)	0.01

Outstanding at December 31, 2012	12,663,566	0.09	35,132,136	0.13

Issued	17,986,157	0.09	25,739,682	0.12
Expired	(1,159,995)	0.24	(8,326,862)	0.18
Exercised	(560,330)	0.01	(17,901,127)	0.11

Outstanding at December 31, 2013	28,929,398	0.09	34,643,829	0.14

Issued	3,931,727	0.23	1,726,494	0.33
Expired	-	-	(2,984,291)	0.17
Exercised	(345,187)	0.02	(1,941,465)	0.13

Outstanding at March 31, 2014	32,515,938	$0.10	31,444,567	$0.15

(1)	Adjusted for the reverse stock splits in total at June 6, 2008 and October 20, 2008.

At March 31, 2014, 30,502,291 stock options are fully vested and currently exercisable with a weighted average exercise price of $0.11 and a weighted average remaining term of 9.40 years. All warrants are fully vested and exercisable. Stock-based compensation recognized for the three months ending March 2014 and March 2013 was $259,339 and $1,329,735, respectively. The Company has $264,224 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over a weighted average period of approximately 18 months.

The following summarizes the status of options and warrants outstanding at March 31, 2014:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options:
$0.01	550,000	7.27
$0.065	10,000	8.95
$0.07	177,286	8.44
$0.075	14,400,000	8.96
$0.079	1,740,508	8.97
$0.08	9,300,000	8.38
$0.088	400,000	7.82
$0.1325	226,415	9.29
$0.14	242,857	9.29
$0.15	676,666	6.91
$0.17	5,000	9.11
$0.185	162,162	10.00
$0.20	250,000	9.97
$0.23	3,019,565	9.94
$0.25	500,000	9.91
$0.27	370,373	9.76
$0.29	100,000	9.53
$0.318	94,338	9.51
$0.33	100,000	9.49
$0.3415	20,000	9.50
$0.35	75,000	0.12
$0.585	95,768	0.20
Total	32,515,938

Warrants:
$0.01	30,000	1.69
$0.075	2,333,333	0.31
$0.08	7,714,286	3.96
$0.10	628,572	0.28
$0.12	200,000	3.82
$0.15	15,314,951	3.77
$0.17	588,236	0.11
$0.18	333,333	4.22
$0.198	1,770,833	4.17
$0.20	87,500	0.85
$0.25	375,000	0.52
$0.27	111,111	4.88
$0.325	1,615,383	4.85
$0.769	342,029	0.25
Total	31,444,567

Stock options and warrants expire on various dates from April 2014 to March 2024.

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

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of March 31, 2014 by year of grant:

Stock Options:
Year	Shares	Price
2008	95,768	$0.585
2009	75,000	0.35
2010	410,000	0.15
2011	550,000	0.01
2012	9,477,286	0.07 - 0.08
2013	17,976,157	0.065 - 0.3415
2014	3,931,727	0.185 – 0.25
Total	32,515,938	$.01 - 0.585

Warrants:
Year	Shares	Price
2008	342,029	$0.769
2009	-	-
2010	30,000	0.01
2011	3,925,141	0.075 - 0.25
2012	5,352,451	0.15 - 0.20
2013	20,068,452	0.08 - 0.198
2014	1,726,494	0.27 – 0.325
Total	31,444,567	$0.01 - 0.769

NOTE 4 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended March 31,		Period from April 23, 2002 (Inception) to March 31,
	2014	2013	2014
Numerator:
Net loss available in basic and diluted calculation	$(1,616,993)	$(2,101,525)	$(30,314,408)

Denominator:
Weighted average common shares outstanding-basic	221,223,793	107,824,939	22,187,340

Effect of diluted stock options and warrants (1)	-	-	-

Weighted average common shares outstanding-basic	221,223,793	107,824,939	22,187,340

Loss per common share-basic and diluted	$(0.01)	$(0.02)	$(1.37)

(1) The number of shares underlying options and warrants outstanding as of March 31, 2014 and March 31, 2013 are 63,960,505 and 84,210,232 respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

Federal and state income tax return operating loss carryovers as of March 31, 2014, were approximately $15,332,000 and will begin to expire in 2017.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013

Deferred Tax Asset:
Net Operating Loss	$3,577,000	$3,259,000
Other	71,000	59,000
Total Deferred Tax Asset	3,648,000	3,318,000
Less Valuation Allowance	3,648,000	3,318,000
Net Deferred Income Taxes	$—	$—

NOTE 6 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $17,609 and $17,690 for the three months ended March 31, 2014 and March 31, 2013 respectively.

The Company’s rent obligation for the next five years is as follows:

2015	$37,000
2016	$38,000
2017	$39,000
2018	$3,600
2019	$-

NOTE 7 – LIABILITY FOR EQUITY-LINKED FINANCIAL INSTRUMENTS

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

The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5-year expected term, an expected volatility of 63%, an exercise price of $.46 per share, a stock price of $.35, a zero dividend rate and a 1.37% risk free interest rate. Subsequent to January 1, 2009 these warrants were re-valued at the end of each quarter and a gain or loss was recorded based upon their increase or decrease in value during the quarter. Likewise, new warrants that were issued during 2009 and 2010 were valued, using the Black-Scholes valuation model on their date of grant and an entry was made to reduce paid-in capital and increase the liability for equity-linked financial instruments. These warrants were also re-valued at the end of each quarter based upon their expected life, the stock price, the exercise price, assumed dividend rate, expected volatility and risk free interest rate. A significant reduction in the liability was realized in 2010 primarily due to a reduction from $.50 to $.22 per share in the underlying stock price. The Company realized a slight increase in the liability for existing warrants during the first quarter of 2012. In 2013 there was a significant decrease in the liability primarily due to current expirations and the amount of warrants reaching expiration in the near term. In the first quarter 2014 the liability continues to decrease.

The inputs to the Black-Scholes model during 2009 through 2014 were as follows:

Stock price	$ .06 to $.50
Exercise price	$ .01 to $.325
Expected life	2.0 to 6.5 years
Expected volatility	59%
Assumed dividend rate	- %
Risk-free interest rate	.13% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:

		Annual Gain	Value	2010 Gain	Value	2011 Gain	Value at	2012 Gain	Value	2013 Gain	Value	2014 Gain	Value
	Initial Value	(Loss)	at 12/31/09	(Loss)	at 12/31/10	(Loss)	12/31/2011	(Loss)	at 12/31/2012	(Loss)	at 12/31/2013	(Loss)	at 3/31/2014

January 1, 2009 adoption	$479,910	$(390,368)	$870,278	$868,772	$1,506	$(88,290)	$89,796	$(21,856)	$111,652	$100,053	$11,599	$11,469	$130

Warrants issued in quarter ended 6/30/2009	169,854	20,847	149,007	147,403	1,604	(4,689)	6,293	6,293	-	-	-	-	-

Warrants issued in quarter ended 9/30/2009	39,743	(738)	40,481	40,419	62	(1,562)	1,624	910	714	714	-	-	-

Warrants issued in quarter ended 12/31/2009	12,698	617	12,081	12,053	28	(724)	752	415	337	337	-	-	-

Subtotal	702,205		1,071,847

Warrants issued in quarter ended 3/31/2010	25,553			25,014	539	(5,570)	6,109	3,701	2,408	2,408	-	-	-

Warrants issued in quarter ended 6/30/2010	31,332			30,740	592	(6,122)	6,714	6,083	631	631	-	-	-

Warrants issued in quarter ended 9/30/2010	31,506			20,891	10,615	(44,160)	54,775	1,338	53,437	53,437	-	-	-

Total	$790,596	$(369,642)	$1,071,847	$1,145,292	$14,946	$(151,117)	$166,063	$(3,116)	$169,179	$157,580	$11,599	$11,469	$130

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Convertible Note Issuances to Dr. Samuel Herschkowitz and SOK Partners, LLC

On September 11, 2013, both the Herschkowitz Note and the SOK Note (each as defined below in this Note 8) were converted in full by the holders thereof at $0.014 per share. The principal and interest balance of the Herschkowitz Note of $314,484 was converted into 22,463,172 shares of common stock. The principal and interest balance of the SOK Note of $680,444 was converted into 48,603,721 shares of common stock. The collateral that secured these notes was released back to the Company.

The remaining disclosure of this Note 8 provides historical information regarding the Herschkowitz Note, the SOK Note and certain other convertible note issuances.

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

In December 2013, the Company received an additional $300,000 in debt financing from SOK Partners under a non-convertible grid note due February 28, 2014, with 10% interest based on a 365 day year. Dr. Herschkowitz received 10% of the gross proceeds in advance, and the Company received $250,000 in three tranches in December 2013. In January 2014, the Company received an additional $20,000 from SOK Partners completing the grid note maximum. Should the company default on the note the interest rate will increase to 20% interest based on a 365 day year. In February 2014, the Company paid $305,589.04 to SOK Partners in complete payment of the grid note, including interest.

In connection with the sale of the Preferred Shares on February 4, 2014 as described in Note 3, Josh Kornberg, our CEO, was one of the Purchasers. Mr. Kornberg purchased 19,231 Preferred Shares for a purchase price of $25,000 and received warrants to purchase 3,846 shares of common stock.

Note 9 – Retirement Savings Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2012, 2013 and again in 2014, we matched 100%, of the employee’s contribution up to 4% of their earnings. The employer contribution was $9,123 and $6,557 for the three months ending March 31, 2014 and March 31, 2013, respectively.

Note 10 – Commitments and Contingencies

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

Note 11 – Supplemental Cash Flow Data

Cash payments for interest were $18,138 for the three months ended March 31, 2014 and $26,408 for the three months ended March 31, 2013.

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

We currently have six Regional Sales Managers to sell the STREAMWAY System. In the first quarter of 2014 we have signed a contract with an Independent Distributor covering New York and surrounding areas.

Since inception, we have been unprofitable. We incurred net losses of approximately $1.6 million and $2.1 million for the three months ended March 31, 2014 and for the three months ended March 31, 2013, respectively. As of March 31, 2014 and March 31, 2013, we had an accumulated deficit of approximately $30.3 million and $21.4 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY FMS system and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product. We sold five original STREAMWAY units in 2011, and another twenty-nine original units to date.

In the first quarter of 2014, the Company commenced sales of an updated version of the STREAMWAY System, which provides a number of enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. This updated version utilizes improved technology, including the capability for continuous flow and continuous suctioning, as covered by our provisional patent application filed in 2013 and our non-provisional patent application filed in January 2014. The Company sold another eight units through April 30, 2014, and another eight units shipped and sold by May 16, 2014. The Company has trials and demonstrations set for 5 major hospital systems and teaching hospitals throughout May 2014. We have purchase orders for approximately 36 STREAMWAY Systems that will be installed in hospitals and surgical centers over the next 12 months beginning in May 2014.

We expect the revenue for STREAMWAY units to increase significantly at such time as the hospitals approve the use of the units for their applications based on trial basis units and place orders for billable units. Trial basis units are either installed in or hung on the hospital room wall. The unit is connected to the hospital plumbing and sewer systems, as well as, the hospital vacuum system. The unit remains on the customer site for 2 – 4 weeks, as contracted, at no cost to the customer. However, the customer does purchase the disposable kits necessary to effectively operate the units. Once the trial period has expired the unit is either returned to the Company or purchased by the customer. If purchased, at that time, the Company invoices the customer based upon a contracted price negotiated prior to the trial.

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Historical Financing” below. Our future cash requirements and the adequacy of available funds depend on our ability to sell our products. See “Plan of Financing; Going Concern Qualification” below.

As a company still in development, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Revenue. The Company recognized $70,000 of revenue in the three months ended March 31, 2014 compared to $127,000 in revenue in the three months ended March 31, 2013. The revenue in the first quarter of 2014 included the sale of 3 STREAMWAY FMS systems plus disposable sales totaling $61,000. The three STREAMWAY Systems were sold under the Company’s pay per procedure plan whereby hardware revenue is recognized on a per procedure basis, therefore, the three unit sales resulted in only $9,000 in aggregate revenue during the quarter. In essence, the Company adds a premium charge on top of the cleaning solution per bottle price representing an amortized amount of the STREAMWAY unit over an agreed upon period between the customer and Skyline.

Cost of sales. Cost of sales in the three months ended March 31, 2014 was $31,000 and $42,000 in the three months ended March 31, 2013. The gross profit margin was approximately 56% in the three months ended March 31, 2014. Our margins still vary as our initial production of the STREAMWAY has been released for sale. We expect our margins to increase over the remainder of the year as our manufacturing production becomes more consistent, and as increased sales allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution. Over the next several quarters, we expect increases in revenues to exceed increases in costs related to increasing manufacturing and sales capabilities.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses decreased by $644,000 from the three months ended March 31, 2014 compared to March 31, 2013. The decrease in the three month period was primarily due to cash decreases of $724,000 in stock based compensation and $336,000 in investors stock compensation. Those decreases reflect less funding through private placements of our securities in the first quarter of 2014. There were increased cash expenses that partially offset the decreases. Salaries increased by $88,000 in 2014 due to hiring a Controller and an additional administrative assistant for the CEO. Legal fees increased by $32,000 due to additional litigation, and our fee related expenses increased by $197,000 pursuant to an agreement with Dr. Herschkowitz and SOK Partners, LLC for finder’s fees pertinent to meeting stipulated fund raising levels.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased by $61,000 in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The rise in expense in the 2014 first quarter is primarily due to $9,000 more in engineering consulting expense to review our software and system designs. Most of the remaining increase was for $60,000 in research and development expenses. Operations expense in the next several quarters is expected to increase significantly as the Company expects to increase shipments of the Streamway unit as customers complete their evaluations and place orders for billable units. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased by $121,000 in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Some of the increase, $65,000, pertained to the Company hiring additional in-house regional sales managers. As a result of additional sales personnel, our travel expense increased by $18,000. Additionally, our trade show costs increased by $4,000 as we have expanded our presence in the market place. In addition, our advertising expense increased by $7,000 in the first quarter of 2014, predominantly as a result of fees paid to a company that caters to new hospital and surgical center constructions.

Interest expense. Interest dropped significantly in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. There was a decrease of $77,000 in interest expense in the three-month period. The lower interest is due to the elimination of convertible notes and all but one settlement agreement.

The (Gain)/Loss on revaluation of equity-linked financial instruments reflected a gain of $11,500 in the three months ended March 31, 2014 compared to a gain of $19,000 in the three months ended March 31, 2013. The increased gain in the current periods resulted from warrants moving closer to expiration.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $1,752,000 for the three months ended March 31, 2014 compared with net cash used of $940,000 for the 2013 period. The $812,000 increase in cash used in operating activities was due to increases in inventory as our new enhanced STREAMWAY System increases production; increases in prepaid expenses as we signed for three crucial trade shows in April and May as well as additional prepaid amounts to new vendors for purchasing inventory items; and a higher payroll for increasing staff, in particular, hiring our regional sales managers.

Cash flows used in investing activities was $87,000 for the three months ended March 31, 2014 and zero dollars for the three months ended March 31, 2013. As we have grown our fixed asset acquisitions have increased as well. We have purchased furniture, computers, software and have incurred leasehold improvements.

Net cash provided by financing activities was $1,900,000 for the three months ended March 31, 2014 compared to net cash provided of $1,300,000 for the three months ended March 31, 2013. The increase in 2014 was primarily the result of completing a private placement of for Series A Convertible Preferred Stock resulting in gross proceeds of $2,055,000 to the Company. See Note 3 to the Financial Statements.

Capital Resources

We had a cash balance of $131,000 as of March 31, 2014. Since our inception, we have incurred significant losses. As of March 31, 2014, we had an accumulated deficit of approximately $30,333,000.

From inception to March 31, 2014, our operations have been funded through a bank loan and private convertible debt of approximately $3,955,000 and equity investments totaling approximately $9,104,000. See “Historical Financing” below.

In the first quarter of 2014, we raised $2,055,000 in gross proceeds excluding offering expenses from a private placement of Series A Convertible Preferred Stock and we recognized $70,000 in revenues in the quarter. Our product sales since the end of the first quarter have resulted in approximately $129,000 in revenues.

Plan of Financing; Going Concern Qualification

We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations, sales and marketing, and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

We are currently incurring operating expenses of approximately $250,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, we have approximately $2,700,000 in debts, liabilities and cash obligations that predominantly become due in calendar 2014.

In February 2014, we raised $2 million in gross proceeds from our private placement of convertible preferred stock. We will attempt to secure a credit line with our bank or to factor our purchase orders to support purchasing our cost of goods and to continue to expand our sales program.

We may also need further equity financing to maintain our operations. If such financing is available, it may be highly dilutive to our existing shareholders and may otherwise include burdensome or onerous terms. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately forcing us to declare bankruptcy, reorganize or to go out of business.  Should this occur, the value of any investment in our securities could be adversely affected, and an investor would likely lose all or a significant portion of their investment. These factors raise substantial doubt about our ability to continue as a going concern.

Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through June 30, 2014 after which additional financing will be needed to continue to satisfy our obligations. While holders of our warrants could exercise and provide cash to us during that time frame, we are not depending on that in our fundraising efforts. We commenced sales of our enhanced STREAMWAY in the first quarter of 2014. Sales of this product are expected to provide additional operating revenues and cash balances that could reduce the need for additional fundraising; however, cash collections for product sales are not immediate, which may result in a delay in positive operating cash flow over the next several quarters.

As a result of the above factors, our independent registered public accountant firm has indicated in their audit opinion, contained in our financial statements included our annual report on Form 10-K for the year ended December 31, 2013, that they have serious doubts about our ability to continue as a going concern. The financial statements in the Form 10-K and in this Form 10-Q report have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On February 4, 2014, (the “Closing Date”) we raised $2,055,000 in gross proceeds from a private placement of Series A Convertible Preferred Stock, par value $0.01 (the “Preferred Shares”) pursuant to a Securities Purchase Agreement with certain investors (the “Purchasers”) purchased 20,550 Preferred Shares, and warrants (the “Warrants”) to acquire an aggregate of approximately 1,600,000 shares of Common Stock. The Preferred Shares are convertible into shares of Common Stock at an initial conversion price of $0.26 per share of Common Stock. The Warrants are exercisable at an exercise price of $0.325 per share and expire five years from the Closing Date. If the Common Stock is not listed on the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the Closing, the Company shall issue additional Warrants to purchase additional shares of Common Stock, equal to 30% of the shares of Common Stock which the Preferred Shares each Purchaser purchased are convertible into.

The Securities Purchase Agreement requires the Company to register the resale of the shares of Common Stock underlying the Preferred Shares (the “Underlying Shares”) and the Common Stock underlying the Warrants (the “Warrant Shares”). The Company is required to prepare and file a registration statement with the Securities and Exchange Commission within 132 days of the Closing Date (as extended by subsequent consent of the Purchasers), and to use commercially reasonable efforts to have the registration statement declared effective within 147 days if there is no review by the Securities and Exchange Commission, and within 192 days in the event of such review.

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

The Warrants are exercisable on any day on or after the date of issuance, have an exercise price of $0.325 per share, subject to adjustment, and a term of five years from the date they are first exercisable. However, a holder will be prohibited from exercising a Warrant if, as a result of such exercise, the holder, together with its affiliates, would exceed the Beneficial Ownership Limitation as described above for the Preferred Shares. If any Warrant has not been fully exercised prior to the first anniversary of the Closing and if during such period the Company has not installed or received firm purchase orders (accepted by the Company) for at least 500 STREAMWAY ® Automated Surgical Fluid Disposal Systems, then, the number of shares of Common Stock for which such Warrant may be exercised shall be increased 2.5 times.

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

All statements, other than statements of historical facts, included in this report regarding the Company’s growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  The Company does not undertake any obligation to update any forward-looking statements or other information contained herein.  Potential investors should not place undue reliance on these forward-looking statements.  Although Skyline believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, the Company cannot assure potential investors that these plans, intentions or expectations will be achieved.  The Company discloses important factors that could cause the Company’s actual results to differ materially from its expectations in the “Risk Factors” section and elsewhere our Annual Report on Form 10-K for the year ended December 31, 2013. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in the Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 with the exception of the amendment and replacement of the first risk factor below.

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

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Historical Financing” below. Our future cash requirements and the adequacy of available funds depend on our ability to sell our products. See “Plan of Financing; Going Concern Qualification” below.

In February 2014, we raised $2 million in gross proceeds from our private placement of convertible preferred stock.  We will attempt to secure a credit line with our bank or to factor our purchase orders to support purchasing our cost of goods and to continue to expand our sales program.

We may also need further equity financing to maintain our operations. If such financing is available, it may be highly dilutive to our existing shareholders and may otherwise include burdensome or onerous terms. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately forcing us to declare bankruptcy, reorganize or to go out of business.  Should this occur, the value of any investment in our securities could be adversely affected, and an investor would likely lose all or a significant portion of their investment. These factors raise substantial doubt about our ability to continue as a going concern.

Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through June 30, 2014 after which additional financing will be needed to continue to satisfy our obligations. While holders of our warrants could exercise and provide cash to us during that time frame, we are not depending on that in our fundraising efforts. We commenced sales of our enhanced STREAMWAY in the first quarter of 2014. Sales of this product are expected to provide additional operating revenues and cash balances that could reduce the need for additional fundraising; however, cash collections for product sales are not immediate, which may result in a delay in positive operating cash flows over the next several quarters.

As a result of the above factors, our independent registered public accountant firm has indicated in their audit opinion, contained in our financial statements included our annual report on Form 10-K for the year ended December 31, 2013, that they have serious doubts about our ability to continue as a going concern. The financial statements in the Form 10-K and in this Form 10-Q report have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our transactions since January 1, 2014 involving sales of our securities that were not registered under the Securities Act:

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

On February 4, 2014 the Company issued 20,550 shares of Series A Convertible Preferred Stock, par value $.01, and warrants to acquire an aggregate of approximately 1,600,000 shares of common stock to the Purchasers as described in Note 3 to the Financial Statements. The preferred shares are convertible into shares of common stock at an initial conversion price of $.26 per share of common stock. The warrants are exercisable at an exercise price of $.325 per share and expire five years from the closing date. The Company received gross proceeds of $2,055,000, before offering expenses.

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

In March 2014 four warrant holders opted for a cashless warrant exercise resulting in issuing 616,187 shares of common stock pursuant to the warrant instruction for cashless exercise.

On March 31, 2014, the Company issued dividends to the holders of Preferred Shares in the form of common stock per a stipulated $0.26 per share. As a result 72,760 shares of common stock were issued to the Preferred Holders.

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

SKYLINE MEDICAL INC.

Date: May 15, 2014	By:	/s/ Joshua Kornberg
Joshua Kornberg
President and Chief Executive Officer

Date: May 15, 2014	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

SKYLINE MEDICAL INC.

Form 10-Q

The quarterly period ended March 31, 2014

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

