Form 10-Q
period 2014-06-30
Skyline Medical Inc.
filed 2014-08-08
CIK 1446159

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 4, 2014, the registrant had 222,975,766 shares of common stock, par value $.01 per share, outstanding.

SKYLINE MEDICAL INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

 (Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$40,151	$101,953
Accounts Receivable	149,640	97,245
Inventories	360,663	122,175
Prepaid Expense and other assets	149,524	60,588
Total Current Assets	699,977	381,961

Fixed Assets, net	204,658	158,110
Intangibles, net	68,137	53,355

Total Assets	$972,772	$593,426

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	1,625,330	1,062,108
Accrued expenses	2,194,486	2,057,957
Short-term note payable net of discounts of $46,072 and $0 (See Note 8)	81,124	280,000
Deferred Revenue	5,000	69,000
Total Current Liabilities	3,905,940	3,469,065

Accrued Expenses	290,344	331,216
Liability for equity-linked financial instruments (See Note 9)	130	11,599
Total Liabilities	$4,196,414	$3,811,880
Commitments and Contingencies	-	-
Stockholders' Deficit:
Series A Convertible Preferred Stock, $.01 par value, $100 Stated Value, 40,000 authorized, 20,550 outstanding	206	-
Common stock, $.01 par value, 800,000,000 authorized, 222,869,997 and 219,937,619 outstanding	2,228,700	2,199,376
Additional paid-in capital	26,647,135	23,279,585
Deficit accumulated during development stage	(32,099,683)	(28,697,415)
Total Stockholders' Deficit	(3,223,642)	(3,218,454)

Total Liabilities and Stockholders' Deficit	$972,772	$593,426

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$318,293	$150,856	$388,513	$278,583

Cost of goods sold	98,365	67,335	129,448	108,939

Gross Margin	219,928	83,521	259,065	169,644

General and administrative expense	1,330,222	888,133	2,509,504	2,711,216

Operations expense	291,584	204,928	556,859	409,395

Sales and marketing expense	319,303	108,593	524,223	195,562

Interest expense	14,773	126,654	32,897	222,206

Loss (gain) on valuation of equity-linked financial instruments	-	(69,251)	(11,468)	(88,673)

Total expense	1,955,882	1,259,057	3,612,014	3,446,705

Net income (loss) available to common shareholders	$(1,735,954)	$(1,175,535)	$(3,352,949)	$(3,277,061)

Loss per common share basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares used in computation, basic and diluted	222,620,910	121,267,500	221,922,352	111,045,552

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

PERIOD FROM DECEMBER 31, 2012

TO JUNE 30, 2014

(Unaudited)

		Common Stock
	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at 12/31/2012	$-	104,247,228	$1,042,473	$14,945,435	$(19,291,111)	$(3,303,203)
Shares issued to debtors as compensation at $.15 per share		290,143	2,901	40,620		43,521
Shares issued under PPM to five investors at $.07 per share		7,142,857	71,429	428,571		500,000
Shares issued to an escrow account underlying a debt agreement		1,000,000	10,000			10,000
Shares issued to debtors as compensation at $.15 per share		230,332	2,303	32,247		34,550
Shares issued to an institutional investor at $.07 per share		7,142,858	71,429	428,571		500,000
Value of shares per an agreement with a former officer				40,480		40,480

Shares issued to consultant as compensation at $.067 per share		250,000	2,500	14,250		16,750
Value of Equity instruments issued with debt				392,556		392,556
Shares issued to former consultant exercising options at $.01 per share		200,000	2,000			2,000
Shares issued to former CEO exercising options at $.01 per share.		333,330	3,333			3,333
Shares issued upon conversion of four notes payable at $.15 per share		1,041,622	10,416	145,827		156,243
Shares issued for interest to the four notes payable at $.15 per share		74,462	745	10,425		11,170
Shares issued for cashless exercise of warrants at $.12 per share		277,778	2,778			2,778
Shares issued for cashless exercise of warrants at $.16 per share		163,334	1,633			1,633
Shares issued for cashless exercise of warrants at $.15 per share		632,708	6,327			6,327
Shares issued for cashless exercise of warrants at $.20 per share		261,848	2,618			2,618
Shares issued to 24 warrant holders exercised at a reduced price for $.10 per share		10,444,898	104,449	940,041		1,044,490
Shares issued to 4 PPM investors converting notes at $.12 per share		2,637,534	26,375	290,129		316,504
Shares issued to 10 PPM investors converting notes at $.18 per share		5,405,431	54,054	966,146		1,020,200
Shares issued to consultant as compensation at $.38 per share		150,000	1,500	55,500		57,000
Shares issued for two note conversions at $.014 per share		71,066,331	710,663	284,265		994,928
Shares issued for warrant exercise at $.15 per share		1,071,429	10,715	150,000		160,715
Shares issued for a cashless exercise of warrants at $.10 per share		3,024,390	30,244			30,244
Shares issued to an investor for a cashless exercise of warrants at $.17 per share		204,306	2,044			2,044
Shares issued for a cashless exercise of warrants at $.075 per share		544,714	5,447			5,447
Shares issued to former Board Directors as compensation at $.325 per share		100,000	1,000	99,000		100,000
Reduced warrant exercise compensation expense				2,140,946		2,140,946
Options issued as part of employee bonus				147,500		147,500
Shares issued to one investor for cashless warrant exercised at $.12 per share		277,778	2,778			2,778
Shares issued for cashless warrant exercise at $.13 per share		159,722	1,597			1,597
Shares issued for interest on two note conversions at $.18 per share		40,918	409	6,956		7,365
Shares issued in settlement with a former noteholder at $.27 per share		378,000	3,780	98,280		102,060
Shares issued for a stock option exercise at $.065 per share		10,000	100	550		650
Shares issued to one warrant holder executed at a reduced price of $.125 per share		1,000,000	10,000	115,000		125,000
Shares issued for option exercise at $.07 per share		17,000	170	1,020		1,190
Shares issued for cashless warrant exercise at $.075 per share		116,667	1,167			1,167
Vesting expense				1,505,270		1,505,270
Net loss					(9,406,304)	(9,406,304)
Balance at 12/31/13	$-	219,937,619	$2,199,376	$23,279,585	$(28,697,415)	$(3,218,454)
Shares issued for cashless warrant exercise at $.20 per share		129,630	1,296			1,296
Shares issued for option exercise at $.0167 per share		325,187	3,252	2,178		5,430
Shares issued at $.275 per share as Investor Relations compensation		150,000	1,500	39,750		41,250
Shares issued for cashless warrant exercise at $.17 per share		249,252	2,493			2,493
Shares issued for an option exercise at $.07 per share		20,000	200	1,200		1,400
Shares issued for cashless warrant exercise at $.01 per share		163,062	1,630			1,630
Shares issued for warrant exercise at $.18 per share		200,000	2,000	34,000		36,000
Shares issued at $.25 per share as Investor Relations compensation		100,000	1,000	24,000		25,000
Reduction in escrow account per settlement agreement		(333,334)	(3,333)			(3,333)
Shares issued for cashless warrant exercise at $.10 per share		360,444	3,605			3,605
Shares issued for cashless warrant exercise at $.075 per share		233,334	2,333			2,333
Shares issued for cashless warrant exercise at $.17 per share		22,409	224			224
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $.26 per share		72,760	728	18,191	(18,919)	-
Vesting Expense				352,762		352,762
Options issued as part of employee bonus				694,500		694,500
Shares issued for combined cashless and cash warrant exercise @ $.15 per share.		583,334	5,833	46,667		52,500
Issuance of Preferred stock	206			2,054,795		2,055,001

Shares issued to Investor Relations consultant exercisable at $.15 per share		160,000	1,600	22,400		24,000
Shares issued to Investor Relations consultant exercisable at $.25 per share		100,000	1,000	24,000		25,000
Shares issued for cashless warrant exercise at $.18 per share		279,366	2,794			2,794
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $.26 per share		116,934	1,169	29,232	(30,400)	-
Value of equity instruments issued with debt				23,876		23,876
Net loss					(3,352,949)	(3,352,949)
Balance at 6/30/2014	$206	222,869,997	$2,228,700	$26,647,136	$(32,099,683)	$(3,223,642)

See Notes to Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flow from operating activities:
Net loss	(3,352,949)	(3,277,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,829	141,482
Vested stock options and warrants	369,636	1,378,090
Equity instruments issued for management and consulting	111,917	67,230
Amortization of debt discount	-	92,538
(Gain) loss on valuation of equity-linked instruments	(11,468)	(88,673)
Changes in assets and liabilities:
Accounts receivable	(52,395)	(62,180)
Inventories	(238,488)	37,173
Prepaid expense and other assets	(88,936)	(8,176)
Notes payable to shareholders	-	-
Accounts payable	563,223	(28,993)
Accrued expenses	790,157	(379,465)
Deferred Revenue	(64,000)	5,000
Net cash used in operating activities:	(1,947,473)	(2,123,035)
Cash flow from investing activities:
Purchase of fixed assets	(72,377)	(9,826)
Purchase of intangibles	(14,782)	(48,545)
Net cash used in investing activities	(87,159)	(58,371)

Cash flow from financing activities:
Proceeds from long-term and convertible debt	125,000	1,300,000
Principal payments on notes payable	(300,000)	-
Issuance of preferred stock	2,055,000	-
Issuance of common stock	92,831	1,005,333
Net cash provided by (used in) financing activities	1,972,831	2,305,333

Net increase (decrease) in cash	(61,802)	123,927
Cash at beginning of period	101,953	13,139
Cash at end of period	40,151	137,066
Non cash transactions:

Conversion of debt to accrued liabilities	-	415,775
Common stock issued for accrued interest/bonus	694,500	23,394
Common stock issued to satisfy debt	-	178,568
Stock/warrant issued to satisfy accounts payable/Liabilities	-	43,521

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts presented at and for the six months ended June 30, 2014 and June 30, 2013 are unaudited)

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

Since inception to June 30, 2014, the Company has raised approximately $9,104,000 in equity, inclusive of $2,055,000 from a private placement of Series A Convertible Preferred Stock, and $4,060,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers and created a new topic in the FASB Accounting Standards Codification ("ASC"), Topic 606. The new standard provides a single comprehensive revenue recognition framework for all entities and supersedes nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and also requires enhanced disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation" providing explicit guidance on how to account for share-based payments granted to employees in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact this guidance may have on our financial statements.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $1,250 and $7,793 in the three and six months ended June 30, 2014 and there were no advertising expenses in the three and six months ended June 30, 2013.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $131,285 and $249,636 in the three and six months ended June 30, 2014 and $75,264 and $133,541 for June 30, 2013.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	June 30,	December 31,
	2014	2013

Finished goods	$88,285	$56,818
Raw materials	230,092	18,603
Work-In-Process	42,286	46,754
Total	$360,663	$122,175

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

Years
Computers and office equipment	3 - 7
Leasehold improvements	5
Manufacturing tooling	3 - 7

The Company’s investment in Fixed Assets consists of the following:

	June 30, 2014	December 31, 2013
Computers and office equipment	$126,234	$61,505
Leasehold improvements	23,874	23,614
Manufacturing tooling	97,288	89,900
Total	247,396	175,019
Less: Accumulated depreciation	42,738	16,909
Total Fixed Assets, Net	$204,658	$158,110

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

Subsequent Events

On July 23, 2014, Skyline Medical Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Investor Securities Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which on that date the Company issued and sold (i) a senior convertible note, in an original principal amount of $610,978 (the “Investor Note”), which Investor Note shall be convertible into a certain amount of shares (the “Investor Conversion Shares”) of the Company’s common stock, par value $0.01 (the “Common Stock”), in accordance with the terms of the Investor Note, and (ii) a warrant (the “Investor Warrant”) to initially acquire up to 2,036,593 additional shares of Common Stock (the “Investor Warrant Shares”, and collectively with the Investor Note, the Investor Warrant and the Investor Conversion Shares, the “Investor Securities”). The aggregate purchase price was $500,000 (an approximately 22.2% original issue discount) (the “Investor Convertible Notes Offering”).

On July 23, 2014, the Company also entered into a Securities Purchase Agreement (the “SOK Securities Purchase Agreement”) with SOK Partners, LLC, an affiliate of the Company (“SOK”), pursuant to which on that date the Company issued and sold (i) a senior convertible note, in an original principal amount of $122,196 (the “SOK Note”), which SOK Note shall be convertible into a certain amount of shares (the “SOK Conversion Shares”) of Common Stock, in accordance with the terms of the SOK Note, and (ii) a warrant (the “SOK Warrant”) to initially acquire up to 407,318 additional shares of Common Stock (the “SOK Warrant Shares”, and collectively with the SOK Note, the SOK Warrant and the SOK Conversion Shares, the “SOK Securities”). The aggregate purchase price was $100,000 (an approximately 22.2% original issue discount) (the “SOK Convertible Notes Offering”).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of the above transactions.

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

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to August 4, 2014, 222,975,766 shares of common stock have been issued between par value and $1.67. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

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

On February 4, 2014, (the “Closing Date”) we raised $2,055,000 in gross proceeds from a private placement of Series A Convertible Preferred Stock, par value $0.01 (the “Preferred Shares”) pursuant to a Securities Purchase Agreement with certain investors (the “Purchasers”) purchased 20,550 Preferred Shares, and warrants (the “Warrants”) to acquire an aggregate of approximately 1,600,000 shares of Common Stock. The Preferred Shares are convertible into shares of Common Stock at an initial conversion price of $0.26 per share of Common Stock. The Warrants are exercisable at an exercise price of $0.325 per share and expire five years from the Closing Date. If the Common Stock is not listed on the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the Closing, the Company shall issue additional Warrants to purchase additional shares of Common Stock, equal to 30% of the shares of Common Stock which the Preferred Shares each Purchaser purchased are convertible into. As of August 4, 2014, the Company issued additional warrants to purchase 4,615,385 shares to the Purchasers in connection with this provision.

The Securities Purchase Agreement requires the Company to register the resale of the shares of Common Stock underlying the Preferred Shares (the “Underlying Shares”) and the Common Stock underlying the Warrants (the “Warrant Shares”). The Company is required to prepare and file a registration statement with the Securities and Exchange Commission within 132 days of the Closing Date (as extended by subsequent consent of the Purchasers), and to use commercially reasonable efforts to have the registration statement declared effective within 147 days if there is no review by the Securities and Exchange Commission, and within 192 days in the event of such review. Pursuant to the Registration Rights Agreement this deadline was extended to a filing deadline of 45 days from July 23, 2014, and an effectiveness deadline of the earlier of (A) 60 calendar days from July 23, 2014 (or 120 calendar days from July 23, 2014 if the registration is subject to review by SEC) and (B) the fifth Trading Day after the Company is notified by the SEC that the Registration Statement will not be reviewed or will not be subject to further review.

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

In June 2014, the Company issued 279,366 shares of common stock to a warrant holder exercising cashless warrants.

On June 30, 2014, the Company issued dividends to the Purchasers of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $0.26 per share. As a result 116,934 shares of common stock were issued to 16 holders of Preferred Shares.

On June 30, 2014, the Company issued a warrant to purchase 407,318 shares of common stock at an exercise price of $0.165 to SOK Partners, LLC, in consideration for a bridge loan. The warrant has a Black-Scholes debt discount of $23,876.

For grants of stock options and warrants in 2014 the Company used a 1.44% to 2.75% risk-free interest rate, 0% dividend rate, 59% to 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $0.0586 to $0.1837 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2012	12,663,566	0.09	35,132,136	0.13

Issued	17,986,157	0.09	25,739,682	0.12
Expired	(1,159,995)	0.24	(8,326,862)	0.18
Exercised	(560,330)	0.01	(17,901,127)	0.11

Outstanding at December 31, 2013	28,929,398	0.09	34,643,829	0.14

Issued	5,115,061	0.11	2,133,812	0.27
Expired	(495,768)	0.34	(4,171,733)	0.16
Exercised	(345,187)	0.02	(2,220,831)	0.13

Outstanding at June 30, 2014	33,203,504	$0.10	30,385,077	$0.15

At June 30, 2014, 31,341,741 stock options are fully vested and currently exercisable with a weighted average exercise price of $0.10 and a weighted average remaining term of 8.79 years. All warrants are fully vested and exercisable. Stock-based compensation recognized for the six months ending June 2014 and June 30, 2013 was $352,762 and $1,378,541, respectively. The Company has $259,398 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over a weighted average period of approximately 18 months.

The following summarizes the status of options and warrants outstanding at June 30, 2014:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options:
$0.01	550,000	7.02
$0.065	10,000	8.70
$0.07	177,286	9.12
$0.075	14,400,000	8.71
$0.079	1,740,508	8.72
$0.08	9,300,000	8.13
$0.088	400,000	7.57
$0.1325	226,415	9.04
$0.14	242,857	9.04
$0.15	1,110,000	7.97
$0.17	755,000	9.79
$0.185	162,162	9.76
$0.20	250,000	9.72
$0.23	3,019,565	9.69
$0.25	250,000	9.65
$0.27	370,373	9.51
$0.29	100,000	9.28
$0.318	94,338	9.26
$0.33	25,000	9.24
$0.3415	20,000	9.25
Total	33,203,504

Warrants:
$0.01	30,000	1.44
$0.075	2,083,333	0.07
$0.08	7,714,286	3.71
$0.12	200,000	3.58
$0.15	15,314,951	3.52
$0.165	407,318	1.38
$0.18	333,333	3.97
$0.198	1,770,833	3.92
$0.20	87,500	0.60
$0.25	375,000	0.27
$0.27	111,111	3.21
$0.325	1,615,383	4.76
$0.769	342,029	0.01
Total	30,385,077

Stock options and warrants expire on various dates from July 2014 to June 2024.

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

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of June 30, 2014 by year of grant:

Stock Options:
Year	Shares	Price
2010	410,000	$.15
2011	550,000	.01
2012	9,477,286	.07 -.08
2013	17,901,157	.065 - .3415
2014	4,865,061	.15 –.25
Total	33,203,504	$.01 -.3415

Warrants:
Year	Shares	Price
2008	342,029	$.769
2010	30,000	.01
2011	2,458,333	.075 -.25
2012	5,352,451	.15 -.20
2013	20,068,452	.08 -.198
2014	2,133,812	.165 –.325
Total	30,385,077	$.01 -.769

NOTE 4 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss available in basic and diluted calculation	$(1,735,954)	$(1,175,535)	$(3,352,949)	$(3,277,061)

Denominator:
Weighted average common shares outstanding - basic	222,620,910	121,267,500	221,922,352	111,045,552

Effect of diluted stock options and warrants (1)	-	-	-	-

Weighted average common shares outstanding - basic	222,620,910	121,267,500	221,922,352	111,045,552

Loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

(1) The number of shares underlying options and warrants outstanding as of June 30, 2014 and June 30, 2013 are 63,588,581 and 84,320,276 respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

During September 2013, the Company experienced an "ownership change" as defined in Section 382 of the Internal Revenue Code which could potentially limit the ability to utilize the Company’s net operating losses (NOLs). The general limitation rules allow the Company to utilize its NOLs subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change.

At June 30, 2014, the Company had approximately $16.0 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2015, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $17.1 million of gross NOLs to reduce future state taxable income at June 30, 2014, which will expire in years 2022 through 2034 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At June 30, 2014, the federal and state valuation allowances were $7.1 million and $1.5 million, respectively.

The components of deferred income taxes at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013

Deferred Tax Asset:
Net Operating Loss	$7,920,000	$3,259,000
Other	648,000	59,000
Total Deferred Tax Asset	8,568,000	3,318,000
Less Valuation Allowance	8,568,000	3,318,000
Net Deferred Income Taxes	$—	$—

NOTE 6 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $15,447 and $33,056, for the three and six months ended June 30, 2014 and was $15,173 and $35,159 for the three and six months ended June 30, 2013 respectively.

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

The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5-year expected term, an expected volatility of 63%, an exercise price of $.46 per share, a stock price of $.35, a zero dividend rate and a 1.37% risk free interest rate. Subsequent to January 1, 2009 these warrants were re-valued at the end of each quarter and a gain or loss was recorded based upon their increase or decrease in value during the quarter. Likewise, new warrants that were issued during 2009 and 2010 were valued, using the Black-Scholes valuation model on their date of grant and an entry was made to reduce paid-in capital and increase the liability for equity-linked financial instruments. These warrants were also re-valued at the end of each quarter based upon their expected life, the stock price, the exercise price, assumed dividend rate, expected volatility and risk free interest rate. A significant reduction in the liability was realized in 2010 primarily due to a reduction from $.50 to $.22 per share in the underlying stock price. The Company realized a slight increase in the liability for existing warrants during the first quarter of 2012. In 2013 there was a significant decrease in the liability primarily due to current expirations and the amount of warrants reaching expiration in the near term. In the first quarter 2014 the liability continued to decrease, and was stable in the second quarter 2014.

The inputs to the Black-Scholes model during 2009 through 2014 were as follows:

Stock price	$ .06 to $.50
Exercise price	$ .01 to $.325
Expected life	2.0 to 6.5 years
Expected volatility	59%
Assumed dividend rate	- %
Risk-free interest rate	.13% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:

							Value at	2012 Gain	Value	2013 Gain	Value	2014 Gain	Value at
	Initial Value	Annual Gain (Loss)	Value at 12/31/09	2010 Gain (Loss)	Value at 12/31/10	2011 Gain (Loss)	12/31/2011	(Loss)	at 12/31/2012	(Loss)	at 12/31/2013	(Loss)	6/30/2014

January 1, 2009 adoption	$479,910	$(390,368)	$870,278	$868,772	$1,506	$(88,290)	$89,796	$(21,856)	$111,652	$100,053	$11,599	$11,469	$130

Warrants issued in quarter ended 6/30/2009	169,854	20,847	149,007	147,403	1,604	(4,689)	6,293	6,293	-	-	-	-	-

Warrants issued in quarter ended 9/30/2009	39,743	(738)	40,481	40,419	62	(1,562)	1,624	910	714	714	-	-	-

Warrants issued in quarter ended 12/31/2009	12,698	617	12,081	12,053	28	(724)	752	415	337	337	-	-	-

Subtotal	702,205		1,071,847

Warrants issued in quarter ended 3/31/2010	25,553			25,014	539	(5,570)	6,109	3,701	2,408	2,408	-	-	-

Warrants issued in quarter ended 6/30/2010	31,332			30,740	592	(6,122)	6,714	6,083	631	631	-	-	-

Warrants issued in quarter ended 9/30/2010	31,506			20,891	10,615	(44,160)	54,775	1,338	53,437	53,437	-	-	-

Total	$790,596	$(369,642)	$1,071,847	$1,145,292	$14,946	$(151,117)	$166,063	$(3,116)	$169,179	$157,580	$11,599	$11,469	$130

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

Convertible Note Issuances to Dr. Samuel Herschkowitz and SOK Partners, LLC

On July 23, 2014, the Company also entered into a Securities Purchase Agreement (the “SOK Securities Purchase Agreement”) with SOK Partners, LLC, an affiliate of the Company (“SOK”), pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $122,195.60 (the “SOK Note”), which SOK Note shall be convertible into a certain amount of shares (the “SOK Conversion Shares”) of Common Stock, in accordance with the terms of the SOK Note, and (ii) a warrant (the “SOK Warrant”) to initially acquire up to 407,318 additional shares of Common Stock (the “SOK Warrant Shares”, and collectively with the SOK Note, the SOK Warrant and the SOK Conversion Shares, the “SOK Securities”) for an aggregate purchase price of $100,000 (an approximately 22.2% original issue discount) (the “SOK Convertible Notes Offering”).

The SOK Note, the SOK Warrant, the SOK Securities Purchase Agreement and the SOK Registration Rights Agreement contain terms and conditions substantially identical to that of the Investor Note, the Investor Warrant, the Investor Securities Purchase Agreement and the Investor Registration Rights Agreement (as defined below), respectively, which are described in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

As a result of the transactions under the Forbearance Agreement and other investments, Dr. Herschkowitz, SOK and their affiliates currently own shares of common stock and securities representing beneficial ownership of more than 57% of the Company’s outstanding common stock, giving such parties significant control over election of the Board of Directors and other matters.

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

Note 9 – Retirement Savings Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2012, 2013 and again in 2014, we matched 100%, of the employee’s contribution up to 4% of their earnings. The employer contribution was $8,171 and $12,304 for the three months ending June 30, 2014 and June 30, 2013, respectively, and was $15,494 and $18,097, for the six months ending June 30, 2014 and June 30, 2013, respectively.

Note 10 – Commitments and Contingencies

On July 17, 2014, Skyline Medical Inc. (the “Company”) and a stockholder entered into a settlement agreement and release (the “Settlement Agreement”) with Marshall Ryan (“Ryan”) and a company related to Ryan (together, the “Plaintiffs”). The settlement relates to a previously disclosed lawsuit by the Plaintiffs initiated in March 2014. Ryan is an engineer who previously worked with the Company on design of certain of the Company’s products. The lawsuit alleged among other things, breach of a 2008 consulting agreement, a 2006 manufacturing agreement and a 2006 supply agreement among the Plaintiffs and the Company, various claims of fraud and negligent misrepresentation, and breach of the duty of good faith and fair dealing.

Under the Settlement Agreement, the parties have agreed that the lawsuit will be dismissed. The Company has agreed to pay Ryan an aggregate of $500,000 in various cash installments through April 25, 2015, which amount includes $200,000 in installments that are payable during the remainder of 2014. The Settlement Agreement, among other things, extinguishes any prior claims of Plaintiffs for royalties or other alleged rights to payments under their prior agreements with the Company. Payment of the outstanding balance under the Settlement Agreement will be accelerated if the Company raises $2 million or more of gross dollars in a single funding round or raises aggregate funding of $4 million of gross dollars on or before April 10, 2015. If the Company defaults on the required cash payments and fails to cure as provided in the Settlement Agreement, then Ryan will have the option to either sue Skyline to enforce the Settlement Agreement or rescind the Settlement Agreement, including returning all payments previously made thereunder.

The Settlement Agreement also contains mutual releases covering claims other than a breach of the Settlement Agreement. In the Settlement Agreement, Ryan fully, unconditionally and irrevocably affirms and ratifies the Company’s rights to Ryan’s prior patent assignments, and disclaims any right, title or interest in the Company’s Streamway product including any claims to royalties both past and future. In addition, the parties confirmed that the patents related to the Streamway product belong exclusively to Skyline and remain in full force and effect.

Note 11 – Supplemental Cash Flow Data

Cash payments for interest were $3,468 and $15,522 for the three months ended June 30, 2014 and June 30, 2013, and $21,606 and $41,930 for the six months ended June 30, 2014 and June 30, 2013.

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

We currently have six Regional Sales Managers to sell the STREAMWAY System. In the first two quarters of 2014 we have signed a contract with an Independent Distributor covering New York and surrounding areas, as well as, two other independent contracting groups handling parts of the Midwest and the Southeast.

Since inception, we have been unprofitable. We incurred net losses of approximately $1.7 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively. We incurred net losses of approximately $3.4 million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had an accumulated deficit of approximately $32.0 million. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY FMS system and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product. We sold five original STREAMWAY units in 2011, and another twenty-nine original units to date.

In the first quarter of 2014, the Company commenced sales of an updated version of the STREAMWAY System, which provides a number of enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. This updated version utilizes improved technology, augmenting the capability for continuous flow and continuous suctioning, as covered by our provisional patent application filed in 2013 and our non-provisional patent application filed in January 2014. The Company has sold twenty units through June 30, 2014. Company has trials and demonstrations in place at 2 major hospital systems and teaching hospitals as of June 2014. We have purchase orders for approximately 17 STREAMWAY Systems that will be installed in hospitals and surgical centers over the next 6 months beginning in July 2014.

We expect the revenue for STREAMWAY units to increase significantly, subject to market and product risks, at such time as the hospitals approve the use of the units for their applications based on trial basis units and place orders for billable units. Trial basis units are either installed in or hung on the hospital room wall. The unit is connected to the hospital plumbing and sewer systems, as well as, the hospital vacuum system. The unit remains on the customer site for 2 – 4 weeks, as contracted, at no cost to the customer. However, the customer does purchase the disposable kits necessary to effectively operate the units. Once the trial period has expired the unit is either returned to the Company or purchased by the customer. If purchased, at that time, the Company invoices the customer based upon a contracted price negotiated prior to the trial.

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

Results of Operations

Revenue. The Company recognized $318,000 of revenue in the three months ended June 30, 2014 compared to $151,000 in revenue in the three months ended June 30, 2013. The Company recognized $389,000 in revenue in the six months ended June 30, 2014 compared to $279,000 in revenue in the six months ended June 30, 2013. The revenue in the first six months of 2014 included the sale of 20 STREAMWAY FMS systems. Three STREAMWAY Systems were sold under the Company’s pay per procedure plan whereby hardware revenue is recognized on a per procedure basis. In essence, the Company adds a premium charge on top of the cleaning solution per bottle price representing an amortized amount of the STREAMWAY unit over an agreed upon period between the customer and Skyline.

Cost of sales. Cost of sales in the three months ended June 30, 2014 was $98,000 and $67,000 in the three months ended June 30, 2013. Cost of sales in the six months ended June 30, 2014 was $129,000 and $109,000 in the six months ended June 30, 2014. The gross profit margin was approximately 67% in the six months ended June 30, 2014 compared to 61% for the six months ended June 30, 2013. Our margins still vary as our initial production of the STREAMWAY has been released for sale. We expect our margins to increase over the remainder of the year as our manufacturing production becomes more consistent, and as increased sales allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution. Over the next several quarters, we expect increases in revenues to exceed increases in costs related to increasing manufacturing and sales capabilities.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses increased by $442,000 for the three months ended June 30, 2014 compared to the 2013 period. G&A decreased by $202,000 for the six months ended June 30, 2014 compared to the 2013 period. The increase for the three month period was primarily due to settling with Marshall Ryan thereby incurring an additional expense of $500,000 payable over the next six months, increases in recruiting fees of $60,000 for hiring our sales team in 2014, increases in our corporate insurance of $15,000 for additional coverage and salary increases by $20,000 due to hiring a controller and increasing administrative assistant salaries over 2013. Otherwise there were reductions in our investor relation fees by $49,000 concentrating on a more specified area of the market and reducing our consulting fees by $68,000 that were primarily for fund raising assistance in 2013. The decrease in the six month period, above the settlement expense, was primarily due to stock based and investor stock compensation reductions of $1,069,000 resulting from fewer private placements in 2014. Other increases were for salaries of $107,000 as a result of hiring a controller and company-wide raises, legal fees of $74,000, recruiting fees of $60,000 and fund raising consulting fees of $210,000.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased by $87,000 for the three months ended June 30, 2014 compared to the 2013 period. Operations increased by $147,000 for the six months ended June 30, 2014 compared to the 2013 period. The three and six month increases are comprised of consulting of $28,000 and $37,000 due to hiring a quality control contractor and additional engineers, shipping and postage of $12,000 and $20,000 for expedited orders that were in backorder and for $56,000 and $116,000 in research and development costs.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased by $211,000 for the three months ended June 30, 2014 compared to the 2013 period. Sales and marketing increased by $329,000 for the six months ended June 30, 2014 compared to the 2013 period. The three and six month increases are comprised of salaries of $137,000 and $216,000 due to hiring four additional regional sales managers, commissions of $12,000 for both periods as system sales began in the second quarter, a $24,000 increase over both periods in employee benefits resulting from the increased hires, increases in travel expense of $25,000 and $38,000 relating to new hires, a $15,000 increase in marketing expenses initiated in the second quarter, a $6,000 increase in web development in the second quarter and increased trade show expenses as the Company participated in national shows resulting in a rise of $33,000 and $40,000, respectively. There was some offset by reduced public relations expenses of $40,000 and $50,000, respectively.

Interest expense. Interest dropped significantly in the three months and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. There was a decrease of $112,000 in interest expense in the three-month period and $189,000 in the six month period. The lower interest is due to the elimination of convertible notes and all but one settlement agreement less the addition of original issue discounts to SOK Partners for our bridge loan.

The (Gain)/Loss on revaluation of equity-linked financial instruments reflected a gain of $0 in the three months ended June 30, 2014 compared to a gain of $69,000 in the three months ended June 30, 2013. The reflected gain is $11,000 in the six months ended June 30, 2014 compared to a gain of $89,000 in the six months ended June 30, 2013. The increased gain in the current periods resulted from warrants moving closer to expiration; there is only one warrant remaining to the equity-linked financial instruments.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $1,947,000 for the six months ended June 30, 2014 compared with net cash used of $2,123,000 for the 2013 period. The $153,000 decrease in cash used in operating activities was due to increases in accounts payables as vendors increased terms for the past quarter, increases in accrued liabilities as payroll liabilities were increased; this was offset by a further increases in inventories as more systems were in production.

Cash flows used in investing activities was $87,000 for the six months ended June 30, 2014 and $58,000 dollars for the six months ended June 30, 2013. As we have grown our fixed asset acquisitions have increased as well. We have purchased furniture, computers, software and have incurred leasehold improvements.

Net cash provided by financing activities was $1,973,000 for the six months ended June 30, 2014 compared to net cash provided of $2,305,000 for the six months ended June 30, 2013. The provision in 2014 was primarily the result of completing a private placement of for Series A Convertible Preferred Stock resulting in gross proceeds of $2,055,000 to the Company. See Note 3 to the Financial Statements. In 2013, there were private placements comprising the amount above.

Capital Resources

We had a cash balance of $40,000 as of June 30, 2014. Since our inception, we have incurred significant losses. As of June 30, 2014, we had an accumulated deficit of approximately $32,050,000.

From inception to June 30, 2014, our operations have been funded through a bank loan and private convertible debt of approximately $4,060,000 and equity investments totaling approximately $9,104,000. See “Historical Financing” below.

In the first quarter of 2014, we raised $2,055,000 in gross proceeds excluding offering expenses from a private placement of Series A Convertible Preferred Stock.

Plan of Financing; Going Concern Qualification

We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations, sales and marketing, and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

We are currently incurring operating expenses of approximately $350,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, we have approximately $3,500,000 in debts, liabilities and cash obligations that predominantly become due in calendar 2014.

In February 2014, we raised $2.0 million in gross proceeds from our private placement of convertible preferred stock and warrants. In July 2014, we sold convertible notes and warrants for an aggregate purchase price of $0.6 million. We may enter into purchase agreements for further sales of convertible notes and warrants. See “Historical Financing” below.

We expect that we will need further equity financing to maintain our operations, including further sales of convertible notes and warrants and possibly other financing. If such financing is available, it may be highly dilutive to our existing shareholders and may otherwise include burdensome or onerous terms. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately forcing us to declare bankruptcy, reorganize or to go out of business.  Should this occur, the value of any investment in our securities could be adversely affected, and an investor would likely lose all or a significant portion of their investment. These factors raise substantial doubt about our ability to continue as a going concern.

Our current operating cash balance, subsequent to the July 2014 convertible bridge first tranche, is approximately $75,000. The funds were predominantly used for operating expenses and purchasing. The Company is expecting $900,000 in additional funding in second and perhaps third tranches. Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through September 30, 2014 after which additional financing will be needed to continue to satisfy our obligations. While holders of our warrants could exercise and provide cash to us during that time frame, we are not depending on that in our fundraising efforts. We commenced sales of our enhanced STREAMWAY in the first quarter of 2014. Sales of this product are expected to provide additional operating revenues and cash balances that could reduce the need for additional fundraising; however, cash collections for product sales are not immediate, which may result in a delay in positive operating cash flow over the next several quarters.

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

2014 Sales of Preferred Stock and Warrants.

On February 4, 2014, (the “Closing Date”) we raised $2,055,000 in gross proceeds from a private placement of Series A Convertible Preferred Stock, par value $0.01 (the “Preferred Shares”) pursuant to a Securities Purchase Agreement with certain investors (the “Purchasers”) purchased 20,550 Preferred Shares, and warrants (the “Warrants”) to acquire an aggregate of approximately 1,600,000 shares of Common Stock. The Preferred Shares are convertible into shares of Common Stock at an initial conversion price of $0.26 per share of Common Stock. The Warrants are exercisable at an exercise price of $0.325 per share and expire five years from the Closing Date. If the Common Stock is not listed on the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the Closing, the Company shall issue additional Warrants to purchase additional shares of Common Stock, equal to 30% of the shares of Common Stock which the Preferred Shares each Purchaser purchased are convertible into. As of August 4, 2014, the Company issued additional warrants to purchase 4,615,385 shares to the Purchasers in connection with this provision.

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

As of July 23, 2014, in connection with the offering of convertible notes and warrants described below, the Company and the holders of at least the minimum number of Preferred Shares required to (i) waive certain covenants under the Securities Purchase Agreement for the Preferred Shares, dated February 4, 2014 (the “Preferred Stock SPA”), and (ii) consent to the automatic conversion of all outstanding Preferred Shares pursuant to Section 6(d) of the Certificate of Designation, filed January 27, 2014, setting forth the preferences, rights and limitations of the Preferred Shares (the “Certificate of Designation”), agreed to the following:

•	a waiver of the Company’s obligation under Section 6.12 of the Preferred Stock SPA to not enter into any contract, transaction or arrangement or issue any security or instrument that provides for forward pricing of shares of Common Stock (the “Forward Pricing Transaction Restriction”) with respect to the offering of convertible notes and, following a Qualified Public Offering (as defined below), a waiver of the Forward Pricing Transaction Restriction for any subsequent offering of securities by the Company;
•	a consent to the inclusion of the registration of the Additional Shares (as defined below) on a registration statement or registration statements of the Company to be filed under the Securities Act of 1933, as amended, pursuant to Section 10 of the Preferred Stock SPA (the “Registration Statement”), covering the “Registrable Securities” as defined under the Preferred Stock SPA (the “Preferred Stockholders Registrable Securities”);
•	a consent to further extend the Filing Deadline and the Effectiveness Deadline (each as defined in the Certificate of Designation) pursuant to Section 10.1 of the Preferred Stock SPA such that the deadlines for the filing and effectiveness of the Registration Statement shall be the same as the applicable deadlines for the Convertible Notes Offering;
•	an agreement by the Preferred Stockholders to a 90-day lock-up beginning from the date of closing of an underwritten public offering of the Common Stock with gross offering proceeds of at least $6.0 million and the concurrent listing of the Common Stock on a national securities exchange (a “Qualified Public Offering”) (the “Purchaser Lock-Up”); and
•	a consent to automatically convert all outstanding Preferred Shares upon a Qualified Public Offering pursuant to the Certificate of Designation as described further below.

In consideration of the waiver and consents provided by the Preferred Stockholders, the Company agreed:

•	to issue additional shares of Common Stock to the Preferred Stockholders (the “Additional Shares”) (A) automatically upon the closing of a Qualified Public Offering, to the extent that (i) the Qualified Public Offering closes within six (6) months of the first closing of the Convertible Notes Offering (“Qualified Public Offering Deadline”) and (ii) 70% of the public offering price per share of the Common Stock in the Qualified Public Offering (the “QPO Discount Price”) is less than the Conversion Price floor contained in Section 7(e)(i) of the Certificate of Designation (the “Conversion Price Floor”), or (B) if a Qualified Public Offering has not been consummated by the Qualified Public Offering Deadline, upon the Preferred Stockholders’ conversion of their shares of Preferred Stock to the extent that 70% of the volume weighted average price of the Common Stock on the principal Trading Market (as defined in the Certificate of Designation) of the Common Stock during the ten Trading Days (as defined in the Certificate of Designation) immediately preceding the Qualified Public Offering Deadline (the “Non-QPO Discount Price”) is less than the Conversion Price Floor;
•	to provide the Preferred Stockholders with the right to participate in the Affiliate Convertible Notes Offering (as defined below) pro rata up to an aggregate of $500,000 based on their respective interests in the Preferred Shares; and
•	to provide the Preferred Stockholders with the right to participate in the Affiliate Convertible Notes Offering pro rata up to an aggregate of $500,000 based on their respective interests in the Preferred Shares; and
•	to pay reasonable attorneys’ fees and expenses of the Preferred Stockholders in connection with certain transactions as described further in the waiver and consent of, and notice to, holders of Preferred Shares.

2014 Sales of Convertible Notes and Warrants.

Securities Purchase Agreements

On July 23, 2014, Skyline Medical Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Investor Securities Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $610,978 (the “Investor Note”), which Investor Note shall be convertible into a certain amount of shares (the “Investor Conversion Shares”) of the Company’s common stock, par value $0.01 (the “Common Stock”), in accordance with the terms of the Investor Note, and (ii) a warrant (the “Investor Warrant”) to initially acquire up to 2,036,593 additional shares of Common Stock (the “Investor Warrant Shares”, and collectively with the Investor Note, the Investor Warrant and the Investor Conversion Shares, the “Investor Securities”) for an aggregate purchase price of $500,000 (an approximately 22.2% original issue discount) (the “Investor Convertible Notes Offering”).

On July 23, 2014, the Company also entered into a Securities Purchase Agreement (the “SOK Securities Purchase Agreement”) with SOK Partners, LLC, an affiliate of the Company (“SOK”), pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $122,195.60 (the “SOK Note”), which SOK Note shall be convertible into a certain amount of shares (the “SOK Conversion Shares”) of Common Stock, in accordance with the terms of the SOK Note, and (ii) a warrant (the “SOK Warrant”) to initially acquire up to 407,318 additional shares of Common Stock (the “SOK Warrant Shares”, and collectively with the SOK Note, the SOK Warrant and the SOK Conversion Shares, the “SOK Securities”) for an aggregate purchase price of $100,000 (an approximately 22.2% original issue discount) (the “SOK Convertible Notes Offering”).

The SOK Note, the SOK Warrant, the SOK Securities Purchase Agreement and the SOK Registration Rights Agreement contain terms and conditions substantially identical to that of the Investor Note, the Investor Warrant, the Investor Securities Purchase Agreement and the Investor Registration Rights Agreement (as defined below), respectively, which are described in greater detail below.

In addition to the Investor Convertible Notes Offering and the SOK Convertible Notes Offering, the Company may enter into one or more additional Securities Purchase Agreements (collectively, the “Affiliate Securities Purchase Agreements”) with certain affiliates of the Company and certain persons with whom the Company has a pre-existing relationship (the “Affiliates”) pursuant to which the Company may issue and sell (i) one or more senior convertible notes, in an original principal amount of up to $1,099,760.40 (the “Affiliate Notes”), which Affiliate Notes shall be convertible into a certain amount of shares (the “Affiliate Conversion Shares”) of the Company’s Common Stock in accordance with the terms of the Affiliate Notes, and (ii) one or more warrants (the “Affiliate Warrants”) to initially acquire up to 3,665,862 additional shares of Common Stock (the “Affiliate Warrant Shares”, and collectively with the Affiliate Notes, the Affiliate Warrants and the Affiliate Conversion Shares, the “Affiliate Securities”) for an aggregate purchase price of $900,000 (with the same original issue discount as specified for the Investor Note and SOK Note) (the “Affiliate Convertible Notes Offering”).

Except for the maturity date of the Affiliate Notes and the expiration date of the Affiliate Warrants, the Affiliate Notes, the Affiliate Warrants, the Affiliate Securities Purchase Agreements and the registration rights agreement(s) to be entered into between the Company and the Affiliates, relating to the Affiliate Conversion Shares and Affiliate Warrant Shares, will have terms and conditions identical to that of the Investor Note, the Investor Warrant, the Investor Securities Purchase Agreement and the Investor Registration Rights Agreement (as defined below), respectively, which are described in greater detail below.

The Investor Security Purchase Agreement and the SOK Security Purchase Agreement are collectively referred to herein as the “Security Purchase Agreements.” The Investor Note and the SOK Note are collectively referred to herein as the “Notes.” The Investor Warrant and the SOK Warrant are collectively referred to herein as the “Warrants.” The Investor Securities and the SOK Securities are collectively referred to herein as the “Securities.” The Investor Convertible Notes Offering, the SOK Convertible Notes Offering, and the Affiliate Convertible Notes Offering are collectively referred to herein as the “Convertible Notes Offering.” The Investor Conversion Shares, SOK Conversion Shares, Affiliate Conversion Shares, Investor Warrant Shares, SOK Warrant Shares, and Affiliate Shares are collectively referred to herein as the “Additional Shares.” There is no guarantee that the Company will consummate the Affiliate Convertible Notes Offering as described or that such Affiliate Convertible Notes Offering will occur at all as described below.

Convertible Notes

The Notes mature on July 23, 2015 (subject to extension as provided in the Notes) and, in addition to the approximately 22.2% original issue discount, accrues interest at a rate of 12.0% per annum. The Investor and SOK have no voting rights as the holders of the Notes. Upon conversion of the Notes, the holders are entitled to receive such dividends paid and distributions made to the holders of Common Stock from and after the initial issuance date of the Notes to the same extent as if the holders had effected such conversion and had held such shares of Common Stock on the record date for such dividends and distributions.

With respect to the Investor Note, $67,500 of the outstanding original principal amount of the Investor Note (together with any accrued and unpaid interest with respect to such portion of the principal amount and accrued and unpaid late charges with respect to such portion of the principal amount and such interest) will be automatically extinguished (without any cash payment by the Company) if (i) the Company has properly filed a registration statement covering the resale by the Investor of shares of the Common Stock issued or issuable upon conversion of the Investor Note with the Securities and Exchange Commission (the “SEC”), and such registration statement has been declared effective by the SEC on or prior to 120th calendar day after the closing date of the Investor Convertible Notes Offering, and (ii) no event of default, or an event that with the passage of time or giving of notice would constitute an event of default, has occurred on or prior to such date.

With respect to the SOK Note, $13,500 of the outstanding original principal amount of the SOK Note (together with any accrued and unpaid interest with respect to such portion of the principal amount and accrued and unpaid late charges with respect to such portion of the principal amount and such interest) will be automatically extinguished (without any cash payment by the Company) if (i) the Company has properly filed a registration statement covering the resale by SOK of shares of the Common Stock issued or issuable upon conversion of the SOK Note with the SEC, and such registration statement has been declared effective by the SEC on or prior to 120th calendar day after the closing date of the SOK Convertible Notes Offering, and (ii) no event of default, or an event that with the passage of time or giving of notice would constitute an event of default, has occurred on or prior to such date.

The Notes are convertible at any time after issuance, in whole or in part, at the Investor’s or SOK’s option, as the case may be, into shares of Common Stock, at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three volume weighted average prices of the Common Stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 72.5% (or if an event of default has occurred and is continuing, 70%), and (ii) $0.15 (as adjusted for stock splits, stock dividends, recapitalizations or similar events).

The Notes include customary events of default provisions. The Notes provides for a default interest rate of 15% per annum. Upon the occurrence of an event of default, the Investor or SOK, as the case may be, may require the Company to pay in cash the “Event of Default Redemption Price” which is defined in the Notes to mean the greater of (i) the product of (A) the amount to be redeemed multiplied by (B) 125% (or 100% if an insolvency related event of default) and (ii) the product of (X) the conversion price in effect at that time multiplied by (Y) the product of (1) 125% (or 100% if an insolvency related event of default) multiplied by (2) the greatest closing sale price of the Common Stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment required to be made under this provision.

With respect to the Investor Note and the SOK Note, the Company has the right at any time to redeem, in whole or in part, the outstanding amount then remaining under such Note (the “Remaining Amount”) at a price equal to the greater of (i) 125% of the Remaining Amount and (ii) the product of (X) the conversion price in effect at that time multiplied by (Y) the product of (1) 135% multiplied by (2) the greatest closing sale price of the Common Stock on any trading day during the period commencing on the Company option redemption notice date and ending on the date immediately prior to the date that the Company makes the entire payment required to be made under this provision. The Company is also required to initially reserve 10 million shares of Common Stock, and will take all action necessary to reserve and keep available 150% of the number of shares of Common Stock as shall from time to time be necessary to effect the conversion of such portion of the Notes then outstanding.

Warrants

The Warrants are exercisable on any day on or after the date of issuance and have an exercise price of $0.165 per share, subject to adjustment, and a term of five years from the date of issuance. With respect to the Investor Warrant, 225,000 Warrant Shares will be automatically extinguished (without any cash payment by the Company) if (i) the Company has properly filed a registration statement with the SEC that has been declared effective by the SEC on or prior to the earlier of (x) the 60th calendar day after the closing of the offering (or the 120th calendar day after the closing of the Investor Convertible Notes Offering in the event that such registration statement is subject to review by the SEC) and (y) the fifth trading day after the date the Company is notified by the SEC that such registration statement will not be reviewed or will not be subject to further review (such date, the “Warrant Shares Initial Effective Date”) and (ii) the prospectus contained therein is available for use by a holder for the resale by such holder of all of the shares of Common Stock issued or issuable upon exercise of the Investor Warrant or otherwise pursuant to the terms of the Investor Warrant as of the Warrant Shares Initial Effective Date.

With respect to the SOK Warrant, 45,000 Warrant Shares will be automatically extinguished (without any cash payment by the Company) if (i) the Company has properly filed a registration statement with the SEC that has been declared effective by the SEC on or prior to the earlier of (x) the 60th calendar day after the closing of the offering (or the 120th calendar day after the closing of the SOK Convertible Notes Offering in the event that such registration statement is subject to review by the SEC) and (y) the Warrant Shares Initial Effective Date and (ii) the prospectus contained therein is available for use by a holder for the resale by such holder of all of the shares of Common Stock issued or issuable upon exercise of the SOK Warrant or otherwise pursuant to the terms of the SOK Warrant as of the Warrant Shares Initial Effective Date.

The Investor and SOK, will not be entitled, by virtue of being holders of the Warrants, to vote, to consent, to receive dividends, to receive notice as shareholders with respect to any meeting of shareholders for the election of the Company’s directors or any other matter, or to exercise any rights whatsoever as our shareholders. If, however, the Company decides to declare a dividend or make distributions of its assets (the “Distribution”), the Investor and SOK will be entitled to such Distribution to the same extend that the Investor and SOK would have participated therein if the Investor or SOK had held the number of share of Common Stock acquirable upon complete exercise of the Warrants.

At any time commencing on the earliest to occur of (x) the public disclosure of any change of control, (y) the consummation of any change of control and (z) the Investor or SOK first becoming aware of any change of control through the date that is ninety (90) days after the public disclosure of the consummation of such change of control by the Company pursuant to a Current Report on Form 8-K filed with the SEC, the Company or the successor entity (as the case may be) may have to purchase the Warrants from the Investor and SOK in an amount equal to the Black Scholes Value (as defined in the Warrants).

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the six months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On July 17, 2014, Skyline Medical Inc. (the “Company”) and a stockholder entered into a settlement agreement and release (the “Settlement Agreement”) with Marshall Ryan (“Ryan”) and a company related to Ryan (together, the “Plaintiffs”). The settlement relates to a previously disclosed lawsuit by the Plaintiffs initiated in March 2014. Ryan is an engineer who previously worked with the Company on design of certain of the Company’s products. The lawsuit alleged among other things, breach of a 2008 consulting agreement, a 2006 manufacturing agreement and a 2006 supply agreement among the Plaintiffs and the Company, various claims of fraud and negligent misrepresentation, and breach of the duty of good faith and fair dealing.

Under the Settlement Agreement, the parties have agreed that the lawsuit will be dismissed. The Company has agreed to pay Ryan an aggregate of $500,000 in various cash installments through April 25, 2015, which amount includes $200,000 in installments that are payable during the remainder of 2014. The Settlement Agreement, among other things, extinguishes any prior claims of Plaintiffs for royalties or other alleged rights to payments under their prior agreements with the Company. Payment of the outstanding balance under the Settlement Agreement will be accelerated if the Company raises $2 million or more of gross dollars in a single funding round or raises aggregate funding of $4 million of gross dollars on or before April 10, 2015. If the Company defaults on the required cash payments and fails to cure as provided in the Settlement Agreement, then Ryan will have the option to either sue Skyline to enforce the Settlement Agreement or rescind the Settlement Agreement, including returning all payments previously made thereunder.

The Settlement Agreement also contains mutual releases covering claims other than a breach of the Settlement Agreement. In the Settlement Agreement, Ryan fully, unconditionally and irrevocably affirms and ratifies the Company’s rights to Ryan’s prior patent assignments, and disclaims any right, title or interest in the Company’s Streamway product including any rights to royalties both past and future. In addition, the parties confirmed that the patents related to the Streamway product belong exclusively to Skyline and remain in full force and effect. *

ITEM 1A. Risk Factors

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

In February 2014, we raised $2.0 million in gross proceeds from our private placement of convertible preferred stock and warrants.  In July 2014, we sold convertible notes and warrants for an aggregate purchase price of $0.6 million. We may enter into purchase agreements for further sales of convertible notes and warrants.

We expect that we will need further equity financing to maintain our operations, including further sales of convertible notes and warrants and possibly other financing. If such financing is available, it may be highly dilutive to our existing shareholders and may otherwise include burdensome or onerous terms. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately forcing us to declare bankruptcy, reorganize or to go out of business.  Should this occur, the value of any investment in our securities could be adversely affected, and an investor would likely lose all or a significant portion of their investment. These factors raise substantial doubt about our ability to continue as a going concern.

Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through September 30, 2014 after which additional financing will be needed to continue to satisfy our obligations. While holders of our warrants could exercise and provide cash to us during that time frame, we are not depending on that in our fundraising efforts. We commenced sales of our enhanced STREAMWAY in the first quarter of 2014. Sales of this product are expected to provide additional operating revenues and cash balances that could reduce the need for additional fundraising; however, cash collections for product sales are not immediate, which may result in a delay in positive operating cash flows over the next several quarters.

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

On March 31, 2014, the Company issued dividends to the holders of Preferred Shares in the form of common stock per a stipulated $.26 per share. As a result 72,760 shares of common stock were issued to the Preferred Holders.

In April 2014, SOK Partners transferred 1,500,000 shares of common stock, par value $.01, to six shareholders. Two of the recipients, Frank Mancuso and Arnon Dreyfuss are affiliates of the Company currently serving on the Board of Directors. Mr. Mancuso received 250,000 shares and Dr. Dreyfuss received 500,000 shares.

In May 2014, the Company issued 160,000 shares of common stock at $.15 per share to a vendor as part of a contract for investor relations consulting.

In May 2014, the Company issued 100,000 shares of common stock at $.25 per share to a vendor as part of a contract for investor relations consulting.

In May 2014, a warrant holder opted for a cashless warrant exercise resulting in issuing 279,366 shares of common stock pursuant to the warrant instruction for cashless exercise.

On June 30, 2014, the Company issued dividends to the holders of Preferred Shares in the form of common stock per a stipulated $.26 per share. As a result 116,934 shares of common stock were issued to the Preferred Holders.

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

SKYLINE MEDICAL INC.

Date: August 8, 2014	By:	/s/ Joshua Kornberg
Joshua Kornberg
President and Chief Executive Officer

Date: August 8, 2014	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

SKYLINE MEDICAL INC.

Form 10-Q

The quarterly period ended June 30, 2014

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

