Form 10-Q
period 2014-09-30
Skyline Medical Inc.
filed 2014-11-12
CIK 1446159

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 3, 2014, the registrant had 3,021,831 shares of common stock, par value $.01 per share, outstanding, adjusted for a 1-for-75 reverse stock split effective October 24, 2014 as described in Note 1 to the Condensed Financial Statements under “Subsequent Events.” In this Report, all numbers of shares and per share amounts, as appropriate, have been restated to reflect the reverse stock split.

SKYLINE MEDICAL INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$244,044	$101,953
Accounts Receivable	238,604	97,245
Inventories	315,620	122,175
Prepaid Expense and other assets	148,950	60,588
Total Current Assets	947,218	381,961

Fixed Assets, net	216,946	158,110
Intangibles, net	72,701	53,355

Total Assets	$1,236,865	$593,426

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	1,577,818	1,062,108
Accrued expenses	2,089,885	2,057,957
Short-term note payable net of discounts of $353,583 and $0 (See Note 4)	1,169,677	280,000
Deferred Revenue	5,000	69,000
Total Current Liabilities	4,842,380	3,469,065

Accrued Expenses	229,318	331,216
Liability for equity-linked financial instruments (See Note 8)	-	11,599
Total Liabilities	$5,071,698	$3,811,880
Commitments and Contingencies	-	-
Stockholders' Deficit:
Series A Convertible Preferred Stock, $.01 par value, $100 Stated Value, 40,000 authorized, 20,550 outstanding	206	-
Common stock, $.01 par value, 10,666,667 authorized, 2,999,386 and 2,932,501 outstanding	29,993	29,325
Additional paid-in capital	29,380,273	25,449,636
Deficit accumulated during development stage	(33,245,305)	(28,697,415)
Total Stockholders' Deficit	(3,834,833)	(3,218,453)

Total Liabilities and Stockholders' Deficit	$1,236,865	$593,426

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$397,254	$107,835	$785,767	$386,418

Cost of goods sold	134,726	26,181	264,174	135,120

Gross Margin	262,528	81,654	521,593	251,298

General and administrative expense	737,519	3,195,589	3,247,024	5,906,805

Operations expense	183,154	354,027	740,012	763,422

Sales and marketing expense	325,141	164,712	849,364	357,274

Interest expense	131,935	407,516	164,962	629,722

Gain on valuation of equity-linked financial instruments	-	(65,287)	(11,599)	(153,960)

Total expense	1,377,749	4,056,557	4,989,763	7,503,263

Net income (loss) available to common shareholders	$(1,115,221)	$(3,974,903)	$(4,468,170)	$(7,251,965)

Loss per common share basic and diluted	$(0.37)	$(2.18)	$(1.51)	$(4.30)

Weighted average shares used in computation, basic and diluted	2,984,335	1,821,006	2,967,483	1,687,625

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

PERIOD FROM DECEMBER 31, 2012

TO SEPTEMBER 30, 2014

(Unaudited)

		Common Stock
	Preferred Stock	Shares	Amount	Paid- in Capital	Deficit	Total
Balance at 12/31/2012		1,389,963	$13,900	$15,974,008	$(19,291,111)	$(3,303,203)
Shares issued to debtors as compensation at $11.25 per share		3,869	39	43,482		43,521
Shares issued under PPM to five investors at $5.25 per share		95,238	952	499,048		500,000
Shares issued to an escrow account underlying a debt agreement		13,333	133	9,867		10,000
Shares issued to debtors as compensation at $11.25 per share		3,071	31	34,519		34,550
Shares issued to an institutional investor at $5.25 per share		95,238	952	499,048		500,000
Value of shares per an agreement with a former officer				40,480		40,480

Shares issued to consultant as compensation at $5.03 per share		3,333	33	16,717		16,750
Value of Equity instruments issued with debt				392,556		392,556
Shares issued to former consultant exercising options at $.75 per share		2,667	27	1,973		2,000
Shares issued to former CEO exercising options at $.75 per share.		4,444	44	3,289		3,333
Shares issued upon conversion of four notes payable at $11.25 per share		13,888	139	156,104		156,243
Shares issued for interest to the four notes payable at $11.25 per share		993	10	11,160		11,170
Shares issued for cashless exercise of warrants at $9.00 per share		3,704	37	2,741		2,778
Shares issued for cashless exercise of warrants at $12.00 per share		2,178	22	1,611		1,633
Shares issued for cashless exercise of warrants at $11.25 per share		8,436	84	6,243		6,327
Shares issued for cashless exercise of warrants at $15.00 per share		3,491	35	2,583		2,618
Shares issued to 24 warrant holders exercised at a reduced price for $7.50 per share		139,265	1,393	1,043,097		1,044,490
Shares issued to 4 PPM investors converting notes at $9.00 per share		35,167	352	316,152		316,504
Shares issued to 10 PPM investors converting notes at $13.50 per share		72,072	721	1,019,479		1,020,200
Shares issued to consultant as compensation at $28.50 per share		2,000	20	56,980		57,000
Shares issued for two note conversions at $1.05 per share		947,551	9,476	985,452		994,928
Shares issued for warrant exercise at $11.25 per share		14,286	143	160,572		160,715
Shares issued for a cashless exercise of warrants at $7.50 per share		40,325	403	29,841		30,244
Shares issued to an investor for a cashless exercise of warrants at $12.75 per share		2,724	27	2,017		2,044
Shares issued for a cashless exercise of warrants at $5.63 per share		7,263	73	5,374		5,447
Shares issued to former Board Directors as compensation at $24.38 per share		1,333	13	99,987		100,000
Reduced warrant exercise compensation expense				2,140,946		2,140,946
Options issued as part of employee bonus				147,500		147,500
Shares issued to one investor for cashless warrant exercised at $9.00 per share		3,704	37	2,741		2,778
Shares issued for cashless warrant exercise at $9.75 per share		2,130	21	1,576		1,597
Shares issued for interest on two note conversions at $13.50 per share		546	5	7,360		7,365
Shares issued in settlement with a former noteholder at $20.25 per share		5,040	50	102,010		102,060
Shares issued for a stock option exercise at $4.88 per share		133	1	649		650
Shares issued to one warrant holder executed at a reduced price of $9.38 per share		13,333	133	124,867		125,000
Shares issued for option exercise at $5.25 per share		227	2	1,188		1,190
Shares issued for cashless warrant exercise at $5.63 per share		1,556	16	1,151		1,167
Vesting expense				1,505,270		1,505,270
Net loss					(9,406,304)	(9,406,304)
Balance at 12/31/13		2,932,501	29,325	25,449,637	(28,697,415)	(3,218,453)
Shares issued for cashless warrant exercise at $15.00 per share		1,728	17	1,279		1,296
Shares issued for option exercise at $1.25 per share		4,336	43	5,387		5,430
Shares issued at $20.63 per share as Investor Relations compensation		2,000	20	41,230		41,250
Shares issued for cashless warrant exercise at $12.75 per share		3,323	33	2,460		2,493
Shares issued for an option exercise at $5.25 per share		267	3	1,397		1,400
Shares issued for cashless warrant exercise at $.75 per share		2,174	22	1,608		1,630
Shares issued for warrant exercise at $13.50 per share		2,667	27	35,973		36,000
Shares issued at $18.75 per share as Investor Relations compensation		1,333	13	24,987		25,000
Reduction in escrow account per settlement agreement		(4,444)	(44)	(3,289)		(3,333)
Shares issued for cashless warrant exercise at $7.50 per share		4,807	48	3,557		3,605
Shares issued for cashless warrant exercise at $5.63 per share		3,112	31	2,302		2,333
Shares issued for cashless warrant exercise at $12.75 per share		299	3	221		224
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		972	10	18,909	(18,919)	-
Vesting Expense				422,184		422,184
Options issued as part of employee bonus				694,500		694,500
Shares issued for combined cashless and cash warrant exercise @ $11.25 per share.		7,778	78	52,422		52,500
Issuance of Preferred stock	206			2,054,795		2,055,001

Shares issued to Investor Relations consultant exercisable at $11.25 per share		2,133	21	23,979		24,000
Shares issued to Investor Relations consultant exercisable at $18.75 per share		1,333	13	24,987		25,000
Shares issued for cashless warrant exercise at $13.50 per share		3,725	37	2,757		2,794
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,384	(30,400)	-
Value of equity instruments issued with debt				313,175		313,175
Shares issued for cashless warrant exercise at $9.75 per share		1,410	14	1,044		1,058
Shares issued for a cash warrant exercise at $5.63 per share		11,111	111	62,389		62,500
Shares issued for an option exercise at $5.25 per share		333	3	1,747		1,750
Shares issued for a note conversion at $6.68 per share		3,018	30	19,970		20,000
Shares issued for a note conversion at $6.68 per share		3,019	30	19,970		20,000
Shares issued for a note conversion at $5.85 per share		3,435	34	19,966		20,000
Shares issued for a note conversion at $5.03 per share		3,894	38	19,961		20,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,386	(30,401)	-
Net loss					(4,468,170)	(4,468,170)
Balance at 9/30/2014	$206	2,999,386	$29,993	$29,380,273	$(33,245,305)	$(3,834,833)

See Notes to Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flow from operating activities:
Net loss	(4,468,170)	(7,251,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,118	156,409
Vested stock options and warrants	440,117	3,791,802
Equity instruments issued for management and consulting	111,917	137,230
Amortization of debt discount	87,853	413,695
(Gain) loss on valuation of equity-linked instruments	(11,599)	(153,960)
Changes in assets and liabilities:
Accounts receivable	(141,359)	(43,480)
Inventories	(193,445)	44,142
Prepaid expense and other assets	(88,362)	(7,053)
Accounts payable	515,710	3,012
Accrued expenses	624,530	(430,998)
Deferred Revenue	(64,000)	5,000
Net cash used in operating activities:	(3,142,690)	(3,336,166)
Cash flow from investing activities:
Purchase of fixed assets	(102,954)	(49,791)
Purchase of intangibles	(19,346)	(52,074)
Net cash used in investing activities	(122,300)	(101,865)

Cash flow from financing activities:
Proceeds from long-term and convertible debt	1,500,000	1,542,718
Repayment of convertible debt	-	-
Principal payments on debt	(305,000)	-
Issuance of preferred stock	2,055,000	-
Issuance of common stock	157,081	2,210,536
Net cash provided by (used in) financing activities	3,407,081	3,753,254

Net increase (decrease) in cash	142,091	315,223
Cash at beginning of period	101,953	13,139
Cash at end of period	244,044	328,362
Non cash transactions:

Conversion of debt to accrued liabilities	-	415,775
Common stock issued for accrued interest/bonus	694,500	395,304
Common stock issued to satisfy debt	80,000	2,318,568
Stock/warrant issued to satisfy accounts payable/Liabilities		100,521

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts presented at and for the nine months ended September 30, 2014 and September 30, 2013 are unaudited)

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

Since inception to September 30, 2014, the Company has raised approximately $9,248,000 in equity, inclusive of $2,055,000 from a private placement of Series A Convertible Preferred Stock, and $5,518,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended September 30, 2014.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $4,201 and $11,994 in the three and nine months ended September 30, 2014 and there were no advertising expenses in the three and nine months ended September 30, 2013.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $72,294 and $321,929 in the three and nine months ended September 30, 2014 and $73,621 and $207,162 for September 30, 2013.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	September 30,	December 31,
	2014	2013

Finished goods	$69,331	$56,818
Raw materials	207,928	18,603
Work-In-Process	38,361	46,754
Total	$315,620	$122,175

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

Years
Computers and office equipment	3 - 7
Leasehold improvements	5
Manufacturing tooling	3 - 7
Demo Equipment	3

The Company’s investment in Fixed Assets consists of the following:

	September 30, 2014	December 31, 2013
Computers and office equipment	$126,234	$61,505
Leasehold improvements	23,874	23,614
Manufacturing tooling	97,288	89,900
Demo Equipment	30,577	-
Total	277,973	175,019
Less: Accumulated depreciation	61,027	16,909
Total Fixed Assets, Net	$216,946	$158,110

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

Subsequent Events

The Company filed a Certificate of Amendment effecting a 1:75 reverse stock split (the “Reverse Stock Split”) with the Secretary of State of the State of Delaware, which became effective under Delaware law as of October 24, 2014. At the effective time (the “Effective Time”) of the Reverse Stock Split, the issued and outstanding Common Stock of the Company was combined on a 1-for-75 basis such that every seventy-five shares of Common Stock outstanding immediately prior to the Effective Time was combined into one share of Common Stock. This share combination was effected through the exchange and replacement of certificates representing issued and outstanding shares of Common Stock as of the Effective Time, together with immediate book-entry adjustments to the stock register of the Company maintained in accordance with the Delaware General Corporation Law. In the event that the share combination would have resulted in a shareholder being entitled to receive less than a full share of Common Stock, the fractional share that would so result was rounded up to the nearest whole share of Common Stock. The par value of each share of issued and outstanding Common Stock was not affected by the share combination.

For purposes of trading of the common stock, the Reverse Stock Split was approved, by FINRA and became effective as of market open on October 28, 2014.

In the Condensed Financial Statement and Notes thereto, and elsewhere in this Report, all numbers of shares and per share amounts, as appropriate, have been restated to reflect the Reverse Stock Split.

In September 2014 we filed a registration statement for the public offering of shares of our common stock and five-year warrants to purchase shares of common stock at an exercise price equal to 125% of the offering price per share of the common stock. We have applied to list our common stock on the Nasdaq Capital Market effective upon the completion of the public offering.

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

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to November 3, 2014, 3,021,831 shares of common stock have been issued between par value and $125.00 (post reverse split). Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services.

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

On February 4, 2014, (the “Closing Date”) we raised $2,055,000 in gross proceeds from a private placement of Series A Convertible Preferred Stock, par value $0.01 (the “Preferred Shares”) pursuant to a Securities Purchase Agreement with certain investors (the “Purchasers”) purchased 20,550 Preferred Shares, and warrants (the “Warrants”) to acquire an aggregate of approximately 21,334 shares of Common Stock. The Preferred Shares are convertible into shares of Common Stock at an initial conversion price of $19.50 per share of Common Stock. The Warrants are exercisable at an exercise price of $24.38 per share and expire five years from the Closing Date. If the Common Stock is not listed on the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the Closing, the Company was required to issue additional Warrants to purchase additional shares of Common Stock, equal to 30% of the shares of Common Stock which the Preferred Shares each Purchaser purchased are convertible into. As of August 4, 2014, the Company issued additional warrants to purchase 61,539 shares to the Purchasers in connection with this provision.

The Securities Purchase Agreement requires the Company to register the resale of the shares of Common Stock underlying the Preferred Shares (the “Underlying Shares”) and the Common Stock underlying the Warrants (the “Warrant Shares”). On September 9, 2014, a resale registration statement covering the Underlying Shares, the Warrant Shares and certain other securities (the “Resale Registration Statement”) was declared effective.

The Preferred Shares are convertible at the option of the holder into the number of shares of Common Stock determined by dividing the stated value of the Preferred Shares being converted by the conversion price of $19.50, subject to adjustment for stock splits, reverse stock splits and similar recapitalization events. If the Company issues additional shares of Common Stock, other than certain stock that is excluded under the terms of the Securities Purchase Agreement, in one or more capital raising transactions with an aggregate purchase price of at least $100,000 for a price less than the then existing conversion price for the Preferred Shares (the “New Issuance Price”), then the then existing conversion price shall be reduced to the New Issuance Price, provided, however, that under no circumstances shall the New Issuance Price be less than $9.75 or reduced to a price level that would be in breach of the listing rules of any stock exchange or that would have material adverse effect on the Company’s ability to list its Common Stock on a stock exchange, including but not limited to the change of accounting treatment of the Preferred Stock. In July 2014, in connection with the issuance of certain convertible notes, the conversion price of the Preferred Stock was adjusted to $9.75 per share. Further, the Company has agreed to additional shares of Common Stock to holders of the Preferred Stock in certain circumstances, as described in the following paragraph. The Preferred Shares contain certain limitations on conversion so that the holder will not own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Preferred Shares held by the applicable holder, with the percentage subject to increase in certain circumstances. The Preferred Shares are eligible to vote with the Common Stock on an as-converted basis, but only to the extent that the Preferred Shares are eligible for conversion without exceeding the Beneficial Ownership Limitation. The Preferred Shares are entitled to receive dividends on a pari passu basis with the Common Stock, when, and if declared. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of Common Stock ranking prior to the Preferred Shares upon liquidation, the holders of the Preferred Shares shall receive, prior and in preference to the holders of any junior securities, an amount equal to $2,055,000 times 1.2, plus all declared but unpaid dividends.

In July 2014, in connection with the offering of convertible notes and warrants and in connection with the waiver of certain rights, the Company agreed to issue additional shares of Common Stock to the Preferred Stockholders (the “Additional Shares”) (A) automatically upon the closing of a Qualified Public Offering (as defined in the Certificate of Designation), to the extent that (i) the Qualified Public Offering closes within six (6) months of the first closing of the convertible notes offering (“Qualified Public Offering Deadline”) and (ii) 70% of the public offering price per share of the Common Stock in the Qualified Public Offering (the “QPO Discount Price”) is less than the Conversion Price floor contained in Section 7(e)(i) of the Certificate of Designation (the “Conversion Price Floor”), or (B) if a Qualified Public Offering has not been consummated by the Qualified Public Offering Deadline, upon the Preferred Stockholders’ conversion of their shares of Preferred Stock to the extent that 70% of the volume weighted average price of the Common Stock on the principal Trading Market (as defined in the Certificate of Designation) of the Common Stock during the ten Trading Days (as defined in the Certificate of Designation) immediately preceding the Qualified Public Offering Deadline (the “Non-QPO Discount Price”) is less than the Conversion Price Floor.

The Warrants are exercisable on any day on or after the date of issuance, have an exercise price of $24.38 per share, subject to adjustment, and a term of five years from the date they are first exercisable. However, a holder will be prohibited from exercising a Warrant if, as a result of such exercise, the holder, together with its affiliates, would exceed the Beneficial Ownership Limitation as described above for the Preferred Shares. If any Warrant has not been fully exercised prior to the first anniversary of the Closing and if during such period the Company has not installed or received firm purchase orders (accepted by the Company) for at least 500 STREAMWAY ® Automated Surgical Fluid Disposal Systems, then, the number of shares of Common Stock for which such Warrant may be exercised shall be increased 2.5 times.

In addition, in July, August and September 2014, the Company issued 71,257 warrants to investors in convertible notes as further described below.

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

In January 2013, in connection with a private placement offering we issued 8% convertible one year promissory notes in an aggregate principal amount of $300,000 convertible into 33,333 shares of common stock assuming a conversion rate of $9.00 per share and five year warrants to purchase up to an aggregate of 33,333 shares of the corporation’s common stock at an exercise price of $11.25 per share. The value of the notes are being treated as a debt discount with an aggregate discount of $77,644, and amortized as an additional interest expense over the twelve month term of the notes. In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 2,667 shares of common stock at an exercise price of $9.00 per share.

In January and March 2013, in connection with a separate and new private placement offering we issued 95,238 shares of common stock at $5.25 per share and warrants to purchase 95,238 shares of common stock at $11.25 per share to 5 investors in return for their $500,000 investment in the Company.

On March 15, 2013 the Company completed the private sale of 95,239 shares of the Company’s common stock, par value $.01 per share, at $5.25 per share for an aggregate purchase price of $500,000, warrants to purchase 95,239 shares of common stock at an exercise price of $6.00 per share, and warrants to purchase 47,619 shares of common stock at an exercise price of $11.25 per share.

In April 2013, the Company issued 2,667 shares of common stock, par value $.01 per share, to a former consultant exercising options; the Company issued 4,444 shares of common stock, par value $.01 per share, at $0.75 per share to the former CEO exercising options.

In May 2013, the Company converted four (4) notes totaling $156,243, plus $11,169 in interest; issued in November 2012, the noteholders received 14,881 shares of common stock, par value $.01, at $7.50 per share. One of the noteholders was Dr. Samuel Horowitz who received 4,762 shares.

In May and June 2013 in connection with a private placement offering we issued 8% convertible one year promissory notes in an aggregate principal amount of $1,000,000 convertible into 80,000 shares of common stock assuming a conversion rate of $13.50 per share and five year warrants to purchase up to an aggregate of 61,481 shares of the corporation’s common stock at an exercise price of $14.85 per share. The value of the notes net of discount was $275,640 in 2013; due in May and June 2014. In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 5,926 shares of common stock at an exercise price of $13.50 per share.

In August and September 2013 the Company entered into agreements with holders of certain of its outstanding warrants to purchase the Company’s common stock to amend the exercise price of the warrant to $7.50 per share in connection with the agreement of each such holder to exercise the warrants in full. Prior to the amendments, the exercise prices of such warrants ranged from $11.25 to $34.50 per share. Twenty-four warrants were exercised with a reduced exercise price, and nineteen warrants were exercised pursuant to a net exercise provision. Together such warrant exercises resulted in aggregate cash proceeds of $1,044,490 to the Company, and the issuance of an aggregate 139,265 shares of common stock through the reduced warrant exercise and 87,117 shares which were issued pursuant to a net exercise provision.

In October 2013 the Company entered into agreements with a holder of certain of its outstanding warrants to purchase the Company’s common stock to amend the exercise price of the warrant to $9.38 per share in connection with the agreement of the holder to exercise the warrants in full. Prior to the amendments, the exercise price of such warrants was $18.75 per share. Two warrants were exercised with a reduced exercise price. Together the warrant exercises resulted in aggregate cash proceeds of $125,000 to the Company, and the issuance of an aggregate 13,333 shares of common stock.

For grants of stock options and warrants in 2013 the Company used a 0.78% to 2.04% risk-free interest rate, 0% dividend rate, 59% or 66% volatility and estimated terms of 5 or 10 years. Value computed using these assumptions ranged from $1.43 to $18.34 per share.

In January 2014 the Company issued 4,336 shares of common stock to the former CEO at $1.25 per share upon his exercising options.

In January through March 2014, 9 warrant holders exercised warrants through a cashless exercise for a total of 15,442 shares of common stock.

In January and February 2014 the Company issued warrants to purchase 21,538 shares pursuant to a February 4, 2014 private placement whereby the Company issued 20,550 shares of Series A Convertible Preferred Stock raising gross proceeds of $2,055,000. The warrants are at an exercise price of $24.38.

In February 2014 the Company issued a warrant to purchase 1,482 shares of common stock at an exercise price of $20.25 to a major shareholder Dr. Samuel Herschkowitz. The warrant is in consideration for a bridge loan extended in December 2013 that has been paid in February 2014.

On March 31, 2014, the Company issued dividends to the Purchasers of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $19.50 per share. As a result 970 shares of common stock were issued to 16 holders of Preferred Shares.

In March 2014, the Company issued 4,444 shares of common stock to a warrant holder for a partial cash exercise at $11.25 per share; issued 3,333 shares to the holder via the cashless exercise of the remainder of the warrant.

In June 2014, the Company issued 3,725 shares of common stock to a warrant holder exercising cashless warrants.

On June 30, 2014, the Company issued dividends to the Purchasers of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $19.50 per share. As a result 1,561 shares of common stock were issued to 16 holders of Preferred Shares.

On June 30, 2014, the Company issued a warrant to purchase 5,431 shares of common stock at an exercise price of $12.38 to SOK Partners, LLC, in consideration for a bridge loan in the form of convertible notes. On September 9, 2014 the Resale Registration Statement went into effect. The convertible note agreement provided an immediate approximately 11% reduction to the warrant agreement. Therefore, the warrant has been adjusted to purchase 4,831 shares of common stock at an exercise price of $12.38 to SOK Partners, LLC in consideration for a bridge loan.

In July 2014, the Company issued warrants to purchase 28,986 shares of common stock at an exercise price of $12.38 to two lenders in consideration for a bridge loan in the form of convertible notes. The shares above reflect approximately an 11% reduction resulting from the Resale Registration Statement that went effective September 9, 2014.

In August 2014, the Company issued warrants to purchase 61,539 of common stock at an exercise price of $24.38 to the Purchasers of the Preferred Shares. The Securities Purchase Agreement with the Preferred Shareholders stipulated that if the Company was not listed on either the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT within 180 days of closing the agreement then warrants to purchase the above additional shares would be issued in aggregate to the Preferred Shareholders.

In August and September 2014, the Company issued warrants to purchase 37,440 shares of common stock at an exercise price of $12.38 to four lenders in consideration for a bridge loan in the form of convertible notes. The shares above reflect the approximate 11% reduction resulting from the Resale Registration Statement that went effective September 9, 2014.

On September 30, 2014, the Company issued dividends to the Purchasers of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $19.50 per share. As a result 1,561 shares of common stock were issued to 16 holders of Preferred Shares.

For grants of stock options and warrants in 2014 the Company used a 1.44% to 2.75% risk-free interest rate, 0% dividend rate, 59% to 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $3.21 to $13.91 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2012	168,856	$6.75	468,431	$9.75

Issued	239,816	6.75	343,196	9.00
Expired	(15,467)	18.00	(111,025)	13.50
Exercised	(7,472)	0.75	(238,682)	8.25

Outstanding at December 31, 2013	385,733	6.75	461,920	10.50

Issued	71,838	8.11	155,818	3.74
Expired	(6,746)	25.65	(77,685)	9.88
Exercised	(4,936)	1.76	(40,722)	8.38

Outstanding at September 30, 2014	445,889	$7.58	499,331	$8.60

At September 30, 2014, 427,051 stock options are fully vested and currently exercisable with a weighted average exercise price of $7.26 and a weighted average remaining term of 8.24 years. All warrants are fully vested and exercisable. Stock-based compensation recognized for the nine months ending September 2014 and September 30, 2013 was $440,117 and $3,791,802, respectively. The Company has $262,055 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over a weighted average period of approximately 18 months.

The following summarizes the status of options and warrants outstanding at September 30, 2014:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options:
$0.75	7,333	6.77
$4.88	134	8.45
$5.25	2,031	7.94
$5.63	192,000	8.46
$5.93	23,206	8.47
$6.00	123,998	7.88
$6.60	5,332	7.32
$8.25	3,636	10.00
$9.94	3,019	8.79
$10.50	3,238	8.79
$11.25	14,799	7.72
$12.75	10,069	9.54
$13.88	2,160	9.51
$15.00	3,334	9.47
$17.25	40,261	9.44
$18.75	3,335	9.40
$20.25	4,940	9.26
$21.75	1,336	9.02
$23.85	1,260	9.01
$24.75	334	8.99
$25.61	134	8.99
Total	445,889

Warrants:
$0.75	400	1.19
$6.00	102,857	3.45
$9.00	2,666	3.32
$11.25	204,200	3.27
$12.38	71,257	3.53
$13.50	4,444	3.72
$14.85	23,612	3.66
$15.00	1,168	0.34
$18.75	4,166	0.03
$20.25	1,481	3.03
$24.38	83,080	4.86
Total	499,331

Stock options and warrants expire on various dates from October 2014 to September 2024.

The shareholders approved an increase in authorized shares to 1,066,667 shares in an annual shareholder meeting held on June 22, 2010 and approved an increase in authorized shares to 2,666,667 shares in a special shareholder meeting held on September 7, 2011.

The shareholders approved an increase in authorized shares to 4,000,000 shares in a special shareholder meeting held on January 15, 2013.

The shareholders approved an amendment of the Company’s 2012 Stock Incentive Plan to increase the reserve of shares authorized for issuance to 666,667 shares and to increase the threshold of limitation on certain grants to 266,667 shares on April 15, 2013.

An increase from 4,000,000 to 10,666,667 authorized shares, and an amendment of the Company’s 2012 Stock Incentive Plan to increase the reserve of shares authorized for issuance to 1,333,334 shares was approved at the September 10, 2013 annual meeting.

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of September 30, 2014 by year of grant:

Stock Options:
Year	Shares	Price
2010	5,466	$11.25
2011	7,333	.75
2012	126,029	5.25 – 6.00
2013	238,556	4.88 – 25.61
2014	68,505	8.25 – 18.75
Total	445,889	$.75 -25.61

Warrants:
Year	Shares	Price
2010	400	.75
2011	4,166	18.75
2012	71,368	11.25 – 15.00
2013	267,579	6.00 – 14.85
2014	155,818	12.38 – 24.38
Total	499,331	$ .75 -24.38

NOTE 4 – SHORT-TERM NOTES PAYABLE

On July 23, 2014, the Company entered into a Securities Purchase Agreement (the “SOK Securities Purchase Agreement”) with SOK Partners, LLC, an affiliate of the Company (“SOK”), pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $122,196 (the “SOK Note”), which SOK Note shall be convertible into a certain amount of shares (the “SOK Conversion Shares”) of Common Stock, in accordance with the terms of the SOK Note, and (ii) a warrant (the “SOK Warrant”) to initially acquire up to 5,431 additional shares of Common Stock (the “SOK Warrant Shares”, and collectively with the SOK Note, the SOK Warrant and the SOK Conversion Shares, the “SOK Securities”) for an aggregate purchase price of $100,000 (with the reduced principal amount as described below representing an approximately 8.7% original issue discount) (the “SOK Convertible Notes Offering”). Upon effectiveness of the Resale Registration Statement (as defined below) on September 9, 2014, the principal amount of the note was reduced to $108,696 and the number of warrants was reduced to 4,831 shares.

Also, on July 23, 2014, the Company entered into a Securities Purchase Agreement with 31 Group, LLC (an affiliate of Aegis Capital Corp., the underwriter for the Company’s pending public offering) pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $610,978 (subsequently reduced to $543,478) (the “31 Group Note”), which shall be convertible into a certain amount of shares of Common Stock, in accordance with the terms of the 31 Group Note, (ii) a warrant (the “31 Group Warrant”) to initially acquire up to 27,155 additional shares of Common Stock (subsequently reduced to 24,155 shares) (the “31 Group Conversion Shares”, and collectively with the 31 Group Note, the 31 Group Warrant and the 31 Conversion Shares, the “31 Group Securities”) for an aggregate purchase price of $500,000 (representing an approximately 8.7% original issue discount) (the “31 Group Convertible Notes Offering”).

On July 31, 2014, August 8, 2014, August 12, 2014, September 4, 2014 and September 5, 2014, the Company entered into Securities Purchase Agreements (collectively, the “Affiliate Securities Purchase Agreements”) with certain affiliates of the Company and certain persons with whom the Company was required to have a pre-existing relationship (the “Affiliates”) pursuant to which the Company agreed to issue and sell (i) senior convertible notes, in an original aggregate principal amount of $1,069,222 (subsequently reduced to $951,086) (the “Affiliate Notes”), which Affiliate Notes shall be convertible into a certain amount of shares (the “Affiliate Conversion Shares”) of the Company’s Common Stock in accordance with the terms of the Affiliate Notes, and (ii) warrants (the “Affiliate Warrants”) to initially acquire up to 48,879 additional shares of Common Stock (subsequently reduced to 42,271 shares) (the “Affiliate Warrant Shares”, and collectively with the Affiliate Notes, the Affiliate Warrants and the Affiliate Conversion Shares, the “Affiliate Securities”) for an aggregate purchase price of $875,000 (representing an approximately 8.7% original issue discount) (the “Affiliate Convertible Notes Offering”).

The SOK Note, 31 Group Note and the Affiliate Notes mature on July 23, 2015 (subject to extension as provided in the Notes) and, in addition to the original issue discount, accrue interest at a rate of 12.0% per annum. The Notes are convertible at any time after issuance, in whole or in part, at the Investor’s or SOK’s option, as the case may be, into shares of Common Stock, at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three volume weighted average prices of the Common Stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 72.5% (or if an event of default has occurred and is continuing, 70%), and (ii) $11.25 (as adjusted for stock splits, stock dividends, recapitalizations or similar events).

On September 30, 2014, the SOK Note, 31 Group Note and the Affiliate Notes had a combined amortization of $250,494. At the same point in time the SOK Note, the 31 Group Note and the Affiliate Notes had a combined original issue discount of $103,088. Additionally, as of September 30, 2014, the 31 Group, LLC converted $40,000 of their note. One of the affiliate investors also converted $40,000 of their note by September 30, 2014.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss available in basic and diluted calculation	$(1,115,221)	$(3,974,903)	$(4,468,170)	$(7,251,965)

Denominator:
Weighted average common shares outstanding - basic	259,899	1,821,006	2,052,709	1,687,625

Effect of diluted stock options and warrants (1)	-	-	-	-

Weighted average common shares outstanding - basic	2,984,335	1,821,006	2,967,483	1,687,625

Loss per common share-basic and diluted	$(0.37)	$(2.18)	$(1.51)	$(4.30)

(1) The number of shares underlying options and warrants outstanding as of September 30, 2014 and September 30, 2013 are 945,220 and 861,287 respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

At September 30, 2014, the Company had approximately $16.0 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2015, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $17.1 million of gross NOLs to reduce future state taxable income at September 30, 2014, which will expire in years 2022 through 2034 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At September 30, 2014, the federal and state valuation allowances were $7.1 million and $1.5 million, respectively.

The components of deferred income taxes at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013

Deferred Tax Asset:
Net Operating Loss	$7,920,000	$3,259,000
Other	631,000	59,000
Total Deferred Tax Asset	8,551,000	3,318,000
Less Valuation Allowance	8,551,000	3,318,000
Net Deferred Income Taxes	$—	$—

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $15,719 and $48,775, for the three and nine months ended September 30, 2014 and was $11,162 and $46,321 for the three and nine months ended September 30, 2013 respectively.

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

The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5-year expected term, an expected volatility of 63%, an exercise price of $34.50 per share, a stock price of $26.25, a zero dividend rate and a 1.37% risk free interest rate. Subsequent to January 1, 2009 these warrants were re-valued at the end of each quarter and a gain or loss was recorded based upon their increase or decrease in value during the quarter. Likewise, new warrants that were issued during 2009 and 2010 were valued, using the Black-Scholes valuation model on their date of grant and an entry was made to reduce paid-in capital and increase the liability for equity-linked financial instruments. These warrants were also re-valued at the end of each quarter based upon their expected life, the stock price, the exercise price, assumed dividend rate, expected volatility and risk free interest rate. A significant reduction in the liability was realized in 2010 primarily due to a reduction from $37.50 to $16.50 per share in the underlying stock price. The Company realized a slight increase in the liability for existing warrants during the first quarter of 2012. In 2013 there was a significant decrease in the liability primarily due to current expirations and the amount of warrants reaching expiration in the near term. In 2014, all warrants expired and the liability was reduced to zero.

The inputs to the Black-Scholes model during 2009 through 2014 were as follows:

Stock price	$4.50 to $37.50
Exercise price	$.75 to $24.38
Expected life	2.0 to 6.5 years
Expected volatility	59%
Assumed dividend rate	- %
Risk-free interest rate	.13% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:

	Initial Value	Annual Gain (Loss)	Value at 12/31/09	2010 Gain (Loss)	Value at 12/31/10	2011 Gain (Loss)	Value at 12/31/2011	2012 Gain (Loss)	Value at 12/31/2012	2013 Gain (Loss)	Value at 12/31/2013	2014 Gain (Loss)	Value at 9/30/2014

January 1, 2009 adoption	$479,910	$(390,368)	$870,278	$868,772	$1,506	$(88,290)	$89,796	$(21,856)	$111,652	$100,053	$11,599	$11,599	$-

Warrants issued in quarter ended 6/30/2009	169,854	20,847	149,007	147,403	1,604	(4,689)	6,293	6,293	-	-	-	-	-

Warrants issued in quarter ended 9/30/2009	39,743	(738)	40,481	40,419	62	(1,562)	1,624	910	714	714	-	-	-

Warrants issued in quarter ended 12/31/2009	12,698	617	12,081	12,053	28	(724)	752	415	337	337	-	-	-

Subtotal	702,205		1,071,847

Warrants issued in quarter ended 3/31/2010	25,553			25,014	539	(5,570)	6,109	3,701	2,408	2,408	-	-	-

Warrants issued in quarter ended 6/30/2010	31,332			30,740	592	(6,122)	6,714	6,083	631	631	-	-	-

Warrants issued in quarter ended 9/30/2010	31,506			20,891	10,615	(44,160)	54,775	1,338	53,437	53,437	-	-	-

Total	$790,596	$(369,642)	$1,071,847	$1,145,292	$14,946	$(151,117)	$166,063	$(3,116)	$169,179	$157,580	$11,599	$11,599	$-

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company, entered into agreements, in 2008, with our Chairman of the Board, Lawrence Gadbaw, and in 2009 with a board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Dr. Morawetz $30,000 upon the Company raising $3 million in new equity. Mr. Gadbaw received 3,704 shares at $6.75 per share in June 2012 as compensation in lieu of the $25,000 cash for raising $3 million in new equity. Mr. Gadbaw was paid the balance due under his separation agreement from 2008. This amount was $46,000 upon signing the agreement in 2008 payable at $2,000 per month; the payments to Mr. Gadbaw are complete. Mr. Gadbaw also received a warrant for 400 shares at $11.25 per share on June 30, 2012 as compensation for service as Chairman. Mr. Gadbaw and Dr. Morawetz have both resigned from the Board in the third quarter of 2013. Both Mr. Gadbaw and Dr. Morawetz received 667 shares of common stock each at $24.38 per share; 267 of these shares were for compensation from serving as Board members and the remaining 400 shares were issued to satisfy previous contractual agreements.

Convertible Note Issuances to Dr. Samuel Herschkowitz and SOK Partners, LLC

On September 11, 2013, both the Herschkowitz Note and the SOK Note (each as defined below in this Note 9) were converted in full by the holders thereof at $1.05 per share. The principal and interest balance of the Herschkowitz Note of $314,484 was converted into 299,509 shares of common stock. The principal and interest balance of the SOK Note of $680,444 was converted into 648,050 shares of common stock. The collateral that secured these notes was released back to the Company.

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

On March 28, 2012, the Company received an advance of $84,657 under the note, including a cash advance of $60,000 net of a prepayment of interest on the first $300,000 in advances under the note. The holder of the note is entitled to convert the note into shares of common stock of the Company at an initial conversion price per share of $4.88 per share, subject to adjustment in the event of (1) certain issuances of common stock or convertible securities at a price lower than the conversion price of the note, and (2) recapitalizations, stock splits, reorganizations and similar events. In addition, the Company is required to issue two installments of an equity bonus to SOK Partners in the form of common stock valued at the rate of $4.88 per share. In March 2012, the Company issued the first equity bonus to SOK Partners, consisting of 61,539 shares of common stock, with a second installment due within five business days after SOK Partners has made aggregate advances under the note of at least $300,000. In May 2012 the Company issued the second installment consisting of 61,539 shares of common stock subsequent to SOK Partners surpassing the aggregate advances of $300,000. Until the maturity date of the note, if the Company obtains financing from any other source without the consent of SOK Partners, then the Company is required to issue additional bonus equity in an amount equal to $600,000 less the aggregate advances on the note made prior to the breach. The principal balance of the SOK Note was $357,282 as of December 31, 2012.

As long as any amount payable under the SOK Note remains outstanding, SOK Partners or its designee is entitled to appoint a new member to the Company’s Board of Directors, who will be appointed upon request. Mr. Koenigsberger was appointed to the Board by SOK Partners on June 25, 2012.

On March 28, 2012, the Company signed an Amended and Restated Note Purchase Agreement, dated as of December 20, 2011, with Dr. Samuel Herschkowitz (as amended, the “Herschkowitz Purchase Agreement”). Pursuant to the Herschkowitz Purchase Agreement, the Company issued a 20.0% convertible note due June 20, 2012 in the principal amount of $240,000 for previous advances under the note. The Company’s obligations under the note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The Company has previously issued to Dr. Herschkowitz an equity bonus consisting of 20,623 shares of common stock. An additional 100,000 shares were transferred to Dr. Herschkowitz effective in April 2012, upon the occurrence of an event of default on the note. On August 13, 2012, the Company entered into a settlement and forbearance agreement described below, relating to the defaults under the Herschkowitz Note and other matters.

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

In addition, the Company and Atlantic Partners Alliance LLC (“APA”) were parties to a letter agreement dated March 14, 2012, providing APA and its affiliates (including Dr. Herschkowitz and SOK) with rights to avoid dilution relating to additional issuances of equity securities by the Company through July 14, 2012, evidencing the parties’ intent that APA would be provided with significant protection against dilution. This protection was in recognition of APA’s investments in the Company involving a high degree of risk and the Company’s contemplated need for restructuring its indebtedness, which were anticipated to result, and have resulted, in significant dilution. The parties acknowledged that Dr. Herschkowitz and SOK would not have made their historical cash investments in the Company to the same degree had the dilution protection not been provided, and the investments by these parties have enabled the Company to avoid insolvency. Since the respective dates of the Herschkowitz Note Purchase Agreement and the SOK Note Purchase Agreement, the Company had issued in excess of 213,334 shares of common stock to parties other than APA and its affiliates, resulting in significant dilution.

Effective August 15, 2012, the Company entered into a letter agreement with Dr. Herschkowitz, APA and SOK (the “Forbearance Agreement”). Under the Forbearance Agreement, among other things, (i) Dr. Herschkowitz agreed to forbear from asserting his rights as a secured creditor to substantially all of the Company’s assets, resulting from the Company’s defaults; (ii) the Company issued an aggregate 353,334 shares of common stock to Dr. Herschkowitz and SOK and adjusted the conversion price of their convertible notes to $1.05 per share from $4.88 per share, to satisfy the Company’s obligations to adjust for dilution; (iii) Dr. Herschkowitz and SOK agreed to extend the maturity of their notes to December 31, 2012; (iv) the Company agreed to pay certain compensation to Dr. Herschkowitz upon the achievement of financial milestones and (v) Dr. Herschkowitz clarified and waived certain of his rights, including the right to interest at a penalty rate upon default.

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

Dr. Herschkowitz and the Company acknowledged that 100,000 shares of the Company’s common stock, constituting the “penalty shares” under the Herschkowitz Note Purchase Agreement, were delivered to Dr. Herschkowitz in April 2012 as provided in the Herschkowitz Note Purchase Agreement upon an event of default. Notwithstanding a provision that would have increased the rate of interest from 20% to 24% upon an event of default, Dr. Herschkowitz agreed that the Company would not pay the increased rate of interest but would accrue interest at 20% until a subsequent event of default.

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

APA and its affiliates agreed to terminate the letter agreement regarding dilution dated March 14, 2012. In consideration of the various provisions of the letter agreement and in recognition of the understanding of the parties regarding dilution and the agreements of APA and its affiliates to forbear and to extend the due dates of the notes, the Company (i) issued 176,667 shares to Dr. Herschkowitz, (ii) issued 176,667 shares to SOK, and (iii) the conversion price of the Herschkowitz Note and the SOK Note, respectively was changed to $1.05 per share from $4.88 per share.

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

On November 6, 2012, the Company issued and sold convertible promissory notes in the total principal amount of $156,243 to Dr. Herschkowitz and certain of his assignees.  The Company issued to these parties an aggregate 20,833 shares of common stock in consideration of placement of the notes. The notes bear interest at a rate of 20% per annum and are secured by a security interest in the Company’s accounts receivable, patents and certain patent rights and are convertible into common stock upon certain mergers or other fundamental transactions at a conversion price based on the trading price prior to the transaction. The proceeds from this transaction were used to pay off approximately $155,000 in principal amount of secured indebtedness. Such notes were converted in April 2013 in to 13,889 shares of common stock at $7.50 per share.

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

In connection with the sale of the Preferred Shares on February 4, 2014 as described in Note 3, Josh Kornberg, our CEO, was one of the Purchasers. Mr. Kornberg purchased 19,231 Preferred Shares for a purchase price of $25,000 and received warrants to purchase 52 shares of common stock.

On July 23, 2014, the Company entered into the SOK Securities Purchase Agreement pursuant to which the Company agreed to issue and sell certain securities to SOK, as described in Note 4 of this Report.

Note 10 – Retirement Savings Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2012, 2013 and again in 2014, we matched 100% of the employee’s contribution up to 4% of their earnings. The employer contribution was $14,102 and $9,231 for the three months ending September 30, 2014 and September 30, 2013, respectively, and was $29,596 and $27,328, for the nine months ending September 30, 2014 and September 30, 2013, respectively.

Note 11 – Commitments and Contingencies

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

Note 12 – Supplemental Cash Flow Data

Cash payments for interest were $21,627 and $14,503 for the three months ended September 30, 2014 and September 30, 2013, and $43,233 and $56,433 for the nine months ended September 30, 2014 and September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As described in Note 1 to the Condensed Financial Statements under “Subsequent Events”, the Company effected a 1-for-75 reverse stock split effective October 24, 2014. In the Condensed Financial Statement and Notes thereto, and elsewhere in this Report, all numbers of shares and per share amounts, as appropriate, have been restated to reflect the Reverse Stock Split.

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

We currently have six Regional Sales Managers to sell the STREAMWAY System. In the first three quarters of 2014 we have signed a contract with an Independent Distributor covering New York and surrounding areas, as well as, two other independent contracting groups handling parts of the Midwest and the Southeast.

Since inception, we have been unprofitable. We incurred net losses of approximately $1.1 million and $4.0 million for the three months ended September 30, 2014 and 2013, respectively. We incurred net losses of approximately $4.5 million and $7.3 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had an accumulated deficit of approximately $33.2 million. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY FMS system and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

In the first quarter of 2014, the Company commenced sales of an updated version of the STREAMWAY System, which provides a number of enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. This updated version utilizes improved technology, augmenting the capability for continuous flow and continuous suctioning, as covered by our provisional patent application filed in 2013 and our non-provisional patent application filed in January 2014. In total the Company has sold seventy units through September 30, 2014.

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

Results of Operations

Revenue. The Company recognized $397,000 of revenue in the three months ended September 30, 2014 compared to $108,000 in revenue in the three months ended September 30, 2013. The Company recognized $786,000 in revenue in the nine months ended September 30, 2014 compared to $386,000 in revenue in the nine months ended September 30, 2013. The revenue in the first nine months of 2014 included the sale of 43 STREAMWAY systems. Three STREAMWAY Systems were sold under the Company’s pay per procedure plan whereby hardware revenue is recognized on a per procedure basis. In essence, the Company adds a premium charge on top of the cleaning solution per bottle price representing an amortized amount of the STREAMWAY unit over an agreed upon period between the customer and Skyline.

Cost of sales. Cost of sales in the three months ended September 30, 2014 was $135,000 and $26,000 in the three months ended September 30, 2013. Cost of sales in the nine months ended September 30, 2014 was $264,000 and $135,000 in the nine months ended September 30, 2014. The gross profit margin was approximately 66% in the nine months ended September 30, 2014 compared to 65% for the nine months ended September 30, 2013. Our margins still vary as our initial production of the STREAMWAY has been released for sale. We expect our margins to increase over the next several quarters as our manufacturing production becomes more consistent, and as increased sales allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution. Over the next several quarters, we expect increases in revenues to exceed increases in costs related to increasing manufacturing and sales capabilities.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses decreased by $2,458,000 for the three months ended September 30, 2014 compared to the 2013 period. G&A decreased by $2,660,000 for the nine months ended September 30, 2014 compared to the 2013 period. The primary decrease was due to stock based and investor stock compensation reductions of $2,440,000 resulting from fewer private placements quarter to quarter. Tangentially, our legal fees were down by $162,000. There were moderate offsetting increases due to salaries of $39,000 corporate insurance of $24,000 and for finder’s fees of $74,000. The decrease in the nine month period was primarily due to stock based and investor stock compensation reductions of $3,464,000 resulting from the structure of private placements in 2014. Other decreases were for reduced legal fees of $88,000, lower consulting expenses of $73,000 and amortization of $141,000 written-off in 2013 for our generation one technology. Offsetting increases were for salaries of $136,000 as a result of hiring a controller and company-wide raises, corporate insurance expenses of $42,000, recruiting fees of $60,000, fund raising consulting fees of $284,000 and $463,000 due to the Marshall Ryan settlement in 2014.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense decreased by $171,000 for the three months ended September 30, 2014 compared to the 2013 period. Operations decreased by $23,000 for the nine months ended September 30, 2014 compared to the 2013 period. The three and nine month decreases are mainly because of lower stock based compensation of $126,000 and $127,000, respectively. There were moderate offsetting increases from consulting of $7,000 and $45,000 due to hiring a quality control contractor and additional engineers and for shipping and postage of $14,000 and $34,000 for expedited orders that were on backorder.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased by $160,000 for the three months ended September 30, 2014 compared to the 2013 period. Sales and marketing increased by $492,000 for the nine months ended September 30, 2014 compared to the 2013 period. The three and nine month increases are comprised of salaries of $153,000 and $363,000 due to hiring four additional regional sales managers, commissions of $21,000 and $33,000 for both periods as system sales rose in the third quarter, a $11,000 and $35,000 increase over both periods in employee benefits resulting from the increased hires, increases in travel expense of $15,000 and $58,000 relating to new hires, a $15,000 increase in marketing expenses in the third quarter and increases in advertising of $4,000 and $12,000, respectively. There was some offset by reduced public relations expenses of $35,000 and $84,000, respectively.

Interest expense. Interest dropped significantly in the three months and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. There was a decrease of $276,000 in interest expense in the three-month period and $465,000 in the nine month period. The lower interest is due to the elimination of convertible notes and all but one settlement agreement less the addition of original issue discounts to SOK Partners and six other convertible note holders for our 2014 bridge loan.

The (Gain)/Loss on revaluation of equity-linked financial instruments reflected a gain of $0 in the three months ended September 30, 2014 compared to a gain of $65,000 in the three months ended September 30, 2013. The reflected gain is $11,000 in the nine months ended September 30, 2014 compared to a gain of $154,000 in the nine months ended September 30, 2013. The reduced gain in the current periods resulted from fewer expiring warrants; there are no warrants remaining to the equity-linked financial instruments.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $3,142,000 for the nine months ended September 30, 2014 compared with net cash used of $3,336,000 for the 2013 period. The difference in cash used in operating activities was due to increases in accounts payables as vendors increased terms for the past quarter, increases in accrued liabilities as payroll liabilities were increased; this was offset by increased purchases of inventories as more systems were in production.

Cash flows used in investing activities was $122,000 for the nine months ended September 30, 2014 and $102,000 dollars for the nine months ended September 30, 2013. As we have grown our fixed asset acquisitions have increased as well. We have purchased furniture, computers, and software, have incurred leasehold improvements and issued demonstration units to our sales force.

Net cash provided by financing activities was $3,407,000 for the nine months ended September 30, 2014 compared to net cash provided of $3,753,000 for the nine months ended September 30, 2013. The provision in 2014 was primarily the result of completing a private placement for Series A Convertible Preferred Stock resulting in gross proceeds of $2,055,000 to the Company, and for receiving $1,475,000 in net cash as a result of issuing convertible notes for a bridge loan.

Capital Resources

We had a cash balance of $244,000 as of September 30, 2014. Since our inception, we have incurred significant losses. As of September 30, 2014, we had an accumulated deficit of approximately $33,166,000.

From inception to September 30, 2014, our operations have been funded through a bank loan and private convertible debt of approximately $5,518,000 and equity investments totaling approximately $9,248,000. See “Historical Financing” below.

In the first quarter of 2014, we raised $2,055,000 in gross proceeds excluding offering expenses from a private placement of Series A Convertible Preferred Stock. In the third quarter we raised $1,475,000 in net proceeds from issuing convertible notes.

Plan of Financing; Going Concern Qualification

We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our operations, sales and marketing, and general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

We are currently incurring operating expenses of approximately $350,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, we have approximately $5,208,000 in debts, liabilities and cash obligations that predominantly become due in the next twelve months.

In February 2014, we raised $2.0 million in gross proceeds from our private placement of convertible preferred stock and warrants. In July, August and September 2014, we sold convertible notes and warrants for an aggregate purchase price of $1.475 million. See “Historical Financing” below.

As a result of the above historical factors, which continued in effect as of September 30, 2014, our independent registered public accountant firm has indicated in their audit opinion, contained in our financial statements included our annual report on Form 10-K for the year ended December 31, 2013, that they have serious doubts about our ability to continue as a going concern. The financial statements in the Form 10-K and in this Form 10-Q report have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Historical Financing

We have funded our operations through a combination of debt and equity instruments. We funded our early operations through a bank loan of $41,400, an equity investment of $68,000 from the Wisconsin Rural Enterprise Fund (“WREF”) and $30,000 in early equity investment from several individuals.  WREF had also previously held debt in the form of three loans of $18,000, $12,500 and $25,000.  In December 2006, WREF converted two of the loans totaling $37,500 into 43,000 shares of our common stock.  In August 2006, we secured a $10,000 convertible loan from one of our vendors.  In February 2007, we obtained $4,000 in officer and director loans and in March 2007, we arranged a $100,000 convertible note from two private investors.  In July 2007, we obtained a convertible bridge loan of $170,000.  In June 2008, we paid off the remaining $18,000 loan from WREF and raised approximately $1.6 million through a private common stock offering completed in October 2008.  The $170,000 convertible bridge loan and the $4,000 in officer and director loans were converted into shares of our common stock in October 2009.  During 2009, we raised an additional $725,000 in a private placement of stock units and/or convertible debt, with each stock or debt unit consisting of, or converting into, respectively, one share of our common stock, and a warrant to purchase one share of our common stock at $48.75 per share.

In 2010, we raised approximately $229,000 in equity and $605,000 in convertible debt.

In 2011, we raised $1,386,000 in equity and $525,000 in convertible debt, including the convertible debt investment by Dr. Sam Herschkowitz described under Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”

In 2012, the Company raised $696,000 in equity and $529,000 in convertible debt, and $818,000 of debt was converted into equity. This convertible debt included advances on a convertible promissory note from SOK Partners, LLC, and an investment fund affiliated with one of our directors, for approximately $357,000. See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.” On November 6, 2012, we entered into additional note purchase agreements with Dr. Samuel Herschkowitz, pursuant to which on the same date, we issued and sold convertible promissory notes in the total principal amount of $156,243 to Dr. Herschkowitz and certain of his assignees. Pursuant to the note purchase agreements, we issued to these parties an aggregate 20,833 shares of common stock in consideration of placement of the notes. The convertible notes bear interest at a rate of 20% per annum and are secured by a security interest in the Company’s accounts receivable, patents and certain patent rights and are convertible into common stock upon certain mergers or other fundamental transactions at a conversion price based on the trading price prior to the transaction. The proceeds from this financing were used to pay off approximately $155,000 in principal amount of secured indebtedness.

The Company also raised an additional $300,000 from the sale of convertible notes in January 2013. Also, in January and March 2013, the Company raised an additional $500,000 from a second private sale of equity securities. In addition, in March 2013, the Company completed a further private sale of common stock for an aggregate purchase price of $500,000. In June 2013, the Company raised an additional $1,000,000 from the sale of convertible notes. In the third quarter we also borrowed the remaining $243,000 principal amount of our convertible note payable to SOK, Partners, LLC. During the third quarter of 2013, the holders of convertible notes, including Dr. Samuel Herschkowitz and SOK Partners, LLC, converted $1,506,000 of outstanding debt, including principal and interest, into equity. The Company converted the promissory notes totaling $314,484 and $680,444, respectively, including principal and interest, on September 11, 2013 for 299,509 and 648,043 shares, respectively, at $1.05 per share. Also during the third quarter of 2013, we raised approximately $1,044,000 through the cash exercise of warrants by investors who were offered a reduction in the exercise price in connection with the exercise. In December 2013 the Company raised $280,000 in the form of a short term non-convertible note with 10% interest based on a 365 day year from SOK Partners, LLC. In January 2014 an additional $20,000 was raised and added to the original note to SOK, Partners, LLC. Josh Kornberg the CEO, is a 50% managing partner in SOK Partners, LLC.

2014 Sales of Preferred Stock and Warrants.

On February 4, 2014, (the “Closing Date”) we raised $2,055,000 in gross proceeds from a private placement of Series A Convertible Preferred Stock, par value $0.01 (the “Preferred Shares”) pursuant to a Securities Purchase Agreement with certain investors (the “Purchasers”) who purchased 20,550 Preferred Shares, and warrants (the “Warrants”) to acquire an aggregate of approximately 21,334 shares of Common Stock. The Preferred Shares are convertible into shares of Common Stock at a conversion price that was $19.50 per share of Common Stock, subject to adjustment. The Warrants are exercisable at an exercise price of $24.38 per share and expire five years from the Closing Date. If the Common Stock is not listed on the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the Closing, the Company shall issue additional Warrants to purchase additional shares of Common Stock, equal to 30% of the shares of Common Stock which the Preferred Shares each Purchaser purchased are convertible into. As of August 4, 2014, the Company issued additional warrants to purchase 61,539 shares to the Purchasers in connection with this provision.

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

The Preferred Shares are convertible at the option of the holder into the number of shares of Common Stock determined by dividing the stated value of the Preferred Shares being converted by the conversion price of $19.50, subject to adjustment for stock splits, reverse stock splits and similar recapitalization events. If the Company issues additional shares of Common Stock, other than certain stock that is excluded under the terms of the Securities Purchase Agreement, in one or more capital raising transactions with an aggregate purchase price of at least $100,000 for a price less than the then existing conversion price for the Preferred Shares (the “New Issuance Price”), then the then existing conversion price shall be reduced to the New Issuance Price, provided, however, that under no circumstances shall the New Issuance Price be less than $9.75 or reduced to a price level that would be in breach of the listing rules of any stock exchange or that would have material adverse effect on the Corporation’s ability to list its Common Stock on a stock exchange, including but not limited to the change of accounting treatment of the Preferred Stock. In July 2014, in connection with the issuance of certain convertible notes, the conversion price of the Preferred Stock was adjusted to $9.75 per share. Further, the Company has agreed to additional shares of Common Stock to holders of the Preferred Stock in certain circumstances, as described in the description of the Consent and Waiver below. The Preferred Shares contain certain limitations on conversion so that the holder will not own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Preferred Shares held by the applicable holder, with the percentage subject to increase in certain circumstances. The Preferred Shares are eligible to vote with the Common Stock on an as-converted basis, but only to the extent that the Preferred Shares are eligible for conversion without exceeding the Beneficial Ownership Limitation. The Preferred Shares are entitled to receive dividends on a pari passu basis with the Common Stock, when, and if declared. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of Common Stock ranking prior to the Preferred Shares upon liquidation, the holders of the Preferred Shares shall receive, prior and in preference to the holders of any junior securities, an amount equal to $2,055,000 times 1.2, plus all declared but unpaid dividends.

The Warrants issued in the offering of Preferred Shares are exercisable on any day on or after the date of issuance, have an exercise price of $24.38 per share, subject to adjustment, and a term of five years from the date they are first exercisable. However, a holder will be prohibited from exercising a Warrant if, as a result of such exercise, the holder, together with its affiliates, would exceed the Beneficial Ownership Limitation as described above for the Preferred Shares. If any Warrant has not been fully exercised prior to the first anniversary of the Closing and if during such period the Company has not installed or received firm purchase orders (accepted by the Company) for at least 500 STREAMWAY ® Automated Surgical Fluid Disposal Systems, then, the number of shares of Common Stock for which such Warrant may be exercised shall be increased 2.5 times.

As of July 23, 2014, in connection with the offering of convertible notes and warrants described below, the Company and the holders of at least the minimum number of Preferred Shares required to (i) waive certain covenants under the Securities Purchase Agreement for the Preferred Shares, dated February 4, 2014 (the “Preferred Stock SPA”), and (ii) consent to the automatic conversion of all outstanding Preferred Shares pursuant to Section 6(d) of the Certificate of Designation, filed January 27, 2014, setting forth the preferences, rights and limitations of the Preferred Shares (the “Certificate of Designation”), agreed to the following (the “Consent and Waiver”):

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

2014 Sales of Convertible Notes and Warrants.

On July 23, 2014, the Company entered into a Securities Purchase Agreement (the “SOK Securities Purchase Agreement”) with SOK Partners, LLC, an affiliate of the Company (“SOK”), pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $122,195.60 (the “SOK Note”), which SOK Note shall be convertible into a certain amount of shares (the “SOK Conversion Shares”) of Common Stock, in accordance with the terms of the SOK Note, and (ii) a warrant (the “SOK Warrant”) to initially acquire up to 5,431 additional shares of Common Stock (the “SOK Warrant Shares”, and collectively with the SOK Note, the SOK Warrant and the SOK Conversion Shares, the “SOK Securities”) for an aggregate purchase price of $100,000 (with the reduced principal amount as described below representing an approximately 8.7% original issue discount) (the “SOK Convertible Notes Offering”). Upon effectiveness of the Resale Registration Statement (as defined below) on September 9, 2014, the principal amount of the note was reduced to $108,695 and the number of warrants was reduced to 4,831 shares.

Also, on July 23, 2014, the Company entered into a Securities Purchase Agreement with 31 Group, LLC (an affiliate of Aegis Capital Corp., the underwriter for the Company’s pending public offering), pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $610,978 (subsequently reduced to $543,478) (the “31 Group Note”), which shall be convertible into a certain amount of shares of Common Stock, in accordance with the terms of the 31 Group Note, (ii) a warrant (the “31 Group Warrant”) to initially acquire up to 27,155 additional shares of Common Stock (subsequently reduced to 24,155 shares) (the “31 Group Conversion Shares”, and collectively with the 31 Group Note, the 31 Group Warrant and the 31 Conversion Shares, the “31 Group Securities”) for an aggregate purchase price of $500,000 (representing an approximately 8.7% original issue discount) (the “31 Group Convertible Notes Offering”).

On July 31, 2014, August 8, 2014, August 12, 2014, September 4, 2014 and September 5, 2014, the Company entered into Securities Purchase Agreements (collectively, the “Affiliate Securities Purchase Agreements”) with certain affiliates of the Company and certain persons with whom the Company was required to have a pre-existing relationship (the “Affiliates”) pursuant to which the Company agreed to issue and sell (i) senior convertible notes, in an original aggregate principal amount of $1,069,221 (subsequently reduced to $951,086) (the “Affiliate Notes”), which Affiliate Notes shall be convertible into a certain amount of shares (the “Affiliate Conversion Shares”) of the Company’s Common Stock in accordance with the terms of the Affiliate Notes, and (ii) warrants (the “Affiliate Warrants”) to initially acquire up to 48,879 additional shares of Common Stock (subsequently reduced to 42,271 shares) (the “Affiliate Warrant Shares”, and collectively with the Affiliate Notes, the Affiliate Warrants and the Affiliate Conversion Shares, the “Affiliate Securities”) for an aggregate purchase price of $875,000 (representing an approximately 8.7% original issue discount) (the “Affiliate Convertible Notes Offering”).

In this section, the SOK Note, 31 Group Note and the Affiliate Notes are referred to as the “2014 Convertible Notes.” Certain of the terms of the 2014 Convertible Notes and the accompanying Warrants are described below.

On September 30, 2014, the SOK Note, 31 Group Note and the Affiliate Notes had a combined amortization of $250,494. At the same point in time the SOK Note, the 31 Group Note and the Affiliate Notes had a combined original issue discount of $103,088. Additionally, as of September 30, 2014, the 31 Group, LLC converted $40,000 of their note. One of the affiliate investors also converted $40,000 of their note by September 30, 2014.

Under the terms of the Registration Rights Agreements and Affiliates Registration Rights Agreements, the Company was required to file a registration statement on Form S-1 to cover the resale of the Original Conversion Shares, the Original Warrant Shares, the Issued Affiliate Conversion Shares and the Issued Affiliate Warrant Shares (the “Resale Registration Statement”) and have the Resale Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”). The Company filed the Resale Registration Statement on August 25, 2014 (as amended on September 8, 2014), and the Resale Registration Statement was declared effective on September 8, 2014. As a result of the Company filing the Resale Registration Statement and the SEC declaring it effective within the time periods specified in the Registration Rights Agreements and Affiliates Registration Rights Agreements, (1) the outstanding principal amount of the Notes was reduced from $1,802,395 to $1,603,270 (without any cash payment by the Company) and any accrued and unpaid interest with respect to such portion of the principal amount of the Notes that was extinguished was similarly extinguished, and (2) the number of shares of Common Stock issuable upon the exercise of the Warrants was reduced from 80,106 shares of Common Stock to 71,256 shares of Common Stock (without any cash payment by the Company).

Certain Terns of the 2014 Convertible Notes

The 2014 Convertible Notes mature on July 23, 2015 (subject to extension as provided in the 2014 Convertible Notes) and, in addition to the approximately 8.7% original issue discount (after the reduction of the principal amount in September 2014), accrue interest at a rate of 12.0% per annum. The holders have no voting rights as the holders of the 2014 Convertible Notes. Upon conversion of the 2014 Convertible Notes, the holders are entitled to receive such dividends paid and distributions made to the holders of Common Stock from and after the initial issuance date of the 2014 Convertible Notes to the same extent as if the holders had effected such conversion and had held such shares of Common Stock on the record date for such dividends and distributions.

The 2014 Convertible Notes are convertible at any time after issuance, in whole or in part, at the holder’s option into shares of Common Stock, at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three volume weighted average prices of the Common Stock during the ten consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 72.5% (or if an event of default has occurred and is continuing, 70%), and (ii) $11.25 (as adjusted for stock splits, stock dividends, recapitalizations or similar events).

The 2014 Convertible Notes include customary events of default provisions. The 2014 Convertible Notes provides for a default interest rate of 15% per annum. Upon the occurrence of an event of default, the holder may require the Company to pay in cash the “Event of Default Redemption Price” which is defined in the 2014 Convertible Notes to mean the greater of (i) the product of (A) the amount to be redeemed multiplied by (B) 125% (or 100% if an insolvency related event of default) and (ii) the product of (X) the conversion price in effect at that time multiplied by (Y) the product of (1) 125% (or 100% if an insolvency related event of default) multiplied by (2) the greatest closing sale price of the Common Stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment required to be made under this provision.

With respect to the 2014 Convertible Notes, the Company has the right at any time to redeem, in whole or in part, the outstanding amount then remaining under such 2014 Convertible Note (the “Remaining Amount”) at a price equal to the greater of (i) 125% of the Remaining Amount and (ii) the product of (X) the conversion price in effect at that time multiplied by (Y) the product of (1) 135% multiplied by (2) the greatest closing sale price of the Common Stock on any trading day during the period commencing on the Company option redemption notice date and ending on the date immediately prior to the date that the Company makes the entire payment required to be made under this provision. The Company is also required to initially reserve 10 million shares of Common Stock, and will take all action necessary to reserve and keep available 150% of the number of shares of Common Stock as shall from time to time be necessary to effect the conversion of such portion of the 2014 Convertible Notes then outstanding.

Certain Terms of the Warrants Issued to Purchasers of 2014 Convertible Notes

The Warrants issued to the purchasers of the 2014 Convertible Notes are exercisable on any day on or after the date of issuance and have an exercise price of $12.38 per share, subject to adjustment, and a term of five years from the date of issuance. The holders, will not be entitled, by virtue of being holders of the Warrants, to vote, to consent, to receive dividends, to receive notice as shareholders with respect to any meeting of shareholders for the election of the Company’s directors or any other matter, or to exercise any rights whatsoever as our shareholders. If, however, the Company decides to declare a dividend or make distributions of its assets (the “Distribution”), the holders will be entitled to such Distribution to the same extent that the holder’s would have participated therein if the holder’s had held the number of share of Common Stock acquirable upon complete exercise of the Warrants.

At any time commencing on the earliest to occur of (x) the public disclosure of any change of control, (y) the consummation of any change of control and (z) the holder first becoming aware of any change of control through the date that is ninety (90) days after the public disclosure of the consummation of such change of control by the Company pursuant to a Current Report on Form 8-K filed with the SEC, the Company or the successor entity (as the case may be) may have to purchase the Warrants from the holder in an amount equal to the Black Scholes Value (as defined in the Warrants).

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2014, we raised $2.0 million in gross proceeds from our private placement of convertible preferred stock and warrants.  In July, August and September 2014, we sold convertible notes and warrants for an aggregate purchase price of $1.475 million.

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

Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through November 30, 2014 after which additional financing will be needed to continue to satisfy our obligations. While holders of our warrants could exercise and provide cash to us during that time frame, we are not depending on that in our fundraising efforts. We commenced sales of our enhanced STREAMWAY in the first quarter of 2014. Sales of this product are expected to provide additional operating revenues and cash balances that could reduce the need for additional fundraising; however, cash collections for product sales are not immediate, which may result in a delay in positive operating cash flows over the next several quarters.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our transactions since January 1, 2014 involving sales of our securities that were not registered under the Securities Act:

In January 2014 a warrant holder opted for a cashless warrant exercise resulting in issuing 1,729 shares of common stock pursuant to the warrant instruction for cashless exercise.

On January 6, 2014, the Company issued 4,336 shares of common stock to the former CEO exercising stock options with an exercise price of $.75.

In January 2014 a vendor received 2,000 shares of common stock at $20.63 per share in payment for public relations services.

In January 2014 a warrant holder opted for a cashless warrant exercise resulting in issuing 3,324 shares of common stock pursuant to the warrant instruction for cashless exercise.

In January 2014 a vendor exercised a portion of options received in payment for executive placement. He received 267 shares of common stock at $5.25 per share.

In February 2014 two warrant holders opted for a cashless warrant exercise resulting in issuing 2,175 shares of common stock pursuant to the warrant instruction for cashless exercise.

In February 2014 a warrant holder exercised his warrant resulting in issuing 2,667 shares of common stock at an exercise price of $13.50 per share for $36,000.

In February 2014 the Company issued 1,334 shares of common stock at $17.25 per share to a vendor as part of a contract for investor relations consulting.

In February 2014, as a result of completing payments for the first of three years pursuant to a settlement agreement, 13,334 shares of common stock held in escrow was canceled and reissued for 8,889 shares. The shares held in escrow will reduce by 4,445 shares in February 2015 and then again for the remaining 4,445 shares in February 2016 as the settlement is paid without default.

In February 2014, we raised $2,055,000 in gross proceeds from a private placement of Series A Convertible Preferred Stock, par value $0.01 (the “Preferred Shares”) pursuant to a Securities Purchase Agreement with certain investors (the “Purchasers”) who purchased 20,550 Preferred Shares, and warrants (the “Warrants”) to acquire an aggregate of approximately 21,538 shares of Common Stock. The Preferred Shares were initially convertible into shares of Common Stock at a conversion price of $19.50 per share of Common Stock, subject to adjustment. The Warrants are exercisable at an exercise price of $24.38 per share and expire five years from the Closing Date. If the Common Stock is not listed on the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the Closing, the Company was required to issue additional Warrants to purchase additional shares of Common Stock, equal to 30% of the shares of Common Stock which the Preferred Shares each Purchaser purchased are convertible into. As of August 4, 2014, the Company issued additional warrants to purchase 61,542 shares to the Purchasers in connection with this provision.

In March 2014 four warrant holders opted for a cashless warrant exercise resulting in issuing 8,216 shares of common stock pursuant to the warrant instruction for cashless exercise.

In April 2014, SOK Partners transferred 20,000 shares of common stock, par value $.01, to six shareholders. Frank Mancuso is an affiliate of the Company currently serving on the Board of Directors, and Arnon Dreyfuss was an affiliate of the Company who resigned from the Board of Directors on October 1, 2014. Mr. Mancuso received 3,334 shares and Dr. Dreyfuss received 6,667 shares.

In May 2014, the Company issued 2,134 shares of common stock at $11.25 per share to a vendor as part of a contract for investor relations consulting.

In May 2014, the Company issued 1,334 shares of common stock at $18.75 per share to a vendor as part of a contract for investor relations consulting.

In May 2014, a warrant holder opted for a cashless warrant exercise resulting in issuing 3,725 shares of common stock pursuant to the warrant instruction for cashless exercise.

In July 2014, a warrant holder opted for a cashless warrant exercise resulting in issuing 1,411 shares of common stock pursuant to the warrant instruction for cashless exercise. The warrant holder notified the Company at the close of the second quarter that the original warrant had been lost in a fire. The warrant holder wanted to exercise his warrant but needed a replacement warrant to do so. The Company had already reported that the warrant had expired at the end of the second quarter. The Company issued a replacement warrant early in the third quarter and the warrant holder immediately opted for a cashless exercise.

In July, August and September 2014, the Company sold convertible notes and warrants for an aggregate purchase price of $1.475 million. The convertible notes originally had an aggregate principal amount of $1.802 million, which was reduced to $1.603 million in the aggregate on September 9, 2014 as a result of the effectiveness of the Resale Registration Statement. The warrants were originally for 81,465 shares, subsequently reduced to 71,257 shares, at an exercise price of $12.38 per share.

In August 2014, a warrant holder exercised his warrant resulting in issuing 11,112 shares of common stock at an exercise price of $5.63 per share for $62,500.

In August 2014 a vendor exercised a portion of options received in payment for executive placement. He received 334 shares of common stock at $5.25 per share.

In October 2014, SOK Partners, LLC transferred 138,977 shares of Skyline Medical common stock to Prospect Park Capital Corp. a non-affiliated company. There are two Directors, Joshua Kornberg and Frank Mancuso, Jr., on the Board of Prospect Park Capital Corp. that are also Directors on the Board of Skyline Medical Inc. Mr. Kornberg is also CEO and President of Skyline Medical Inc.

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

SKYLINE MEDICAL INC.

Date: November 12, 2014	By:	/s/ Joshua Kornberg
Joshua Kornberg
President and Chief Executive Officer

Date: November 12, 2014	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

41

EXHIBIT INDEX

SKYLINE MEDICAL INC.

Form 10-Q

The quarterly period ended September 30, 2014

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation regarding reverse stock split, filed with the Delaware Secretary of State on October 20, 2014 (incorporated by reference to Form 8-K filed October 24, 2014)

4.1	Form of Senior Convertible Note (incorporated by reference to Form 8-K filed July 24, 2014)

4.2	Form of Warrant issued to investors of Convertible Notes (incorporated by reference to Form 8-K filed July 24, 2014)

4.3	Form of Registration Rights Agreement with investors of Convertible Notes (incorporated by reference to Form 8-K filed July 24, 2014)

4.4	Form of Waiver and Consent of, and Notice to, Holder of Preferred Stock of the Company (incorporated by reference to Form 8-K filed July 24, 2014)

10.1	Form of Securities Purchase Agreement with investors in Convertible Notes (incorporated by reference to Form 8-K filed July 24, 2014)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.DEF*	XBRL Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase Document
101.PRE*	XBRL Extension Presentation Linkbase Document

*	Filed herewith.

