Form 10-Q/A
period 2014-09-30
Skyline Medical Inc.
filed 2014-11-13
CIK 1446159

FORM 10-Q/A

(Amendment No. 1)

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

2

Item 6. Exhibits

See the attached exhibit index.

3

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE MEDICAL INC.

Date: November 13, 2014	By:	/s/ Joshua Kornberg
Joshua Kornberg
President and Chief Executive Officer

Date: November 13, 2014	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

4

EXHIBIT INDEX

SKYLINE MEDICAL INC.

Form 10-Q

The quarterly period ended September 30, 2014

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation regarding reverse stock split, filed with the Delaware Secretary of State on October 20, 2014 (incorporated by reference to Form 8-K filed October 24, 2014)

4.1	Form of Senior Convertible Note (incorporated by reference to Form 8-K filed July 24, 2014)

4.2	Form of Warrant issued to investors of Convertible Notes (incorporated by reference to Form 8-K filed July 24, 2014)

4.3	Form of Registration Rights Agreement with investors of Convertible Notes (incorporated by reference to Form 8-K filed July 24, 2014)

4.4	Form of Waiver and Consent of, and Notice to, Holder of Preferred Stock of the Company (incorporated by reference to Form 8-K filed July 24, 2014)

10.1	Form of Securities Purchase Agreement with investors in Convertible Notes (incorporated by reference to Form 8-K filed July 24, 2014)

10.2*	Settlement Agreement with Marshall Ryan dated July 17, 2014

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document

* Filed herewith.

5