Form 10-K
period 2014-12-31
Skyline Medical Inc.
filed 2015-04-30
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-54361

SKYLINE MEDICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1007393
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $22,064,456 as of June 30, 2014, based upon 1,961,285 shares at $11.25 per share as reported on OTCQB.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date: As of April 24, 2015, the registrant had 3,142,736 shares of common stock, par value $.01 per share outstanding, adjusted for a 1-for-75 reverse stock split effective October 24, 2104, as described in Note 1 to the Condensed Financial Statements under “Nature of Operations and Continuance of Operations.” In this report all number of shares, and per share amounts, as appropriate, have been restated to reflect the reverse stock split.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1. BUSINESS.

Overview

Skyline Medical Inc. is a medical device company that develops and manufactures The STREAMWAY® System, a safe, environmentally conscious, innovative and cost-effective solution for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. Skyline owns patent rights to its products, has previously received 510(k) approval from the FDA, and distributes these products to hospitals, surgical centers, and other medical facilities where bodily and irrigation fluids produced during surgical procedures must be contained, measured, documented, and disposed. Skyline’s products minimize the exposure potential to the healthcare workers who handle such fluids. Skyline’s goal is to create products that dramatically reduce staff exposure without significant changes to established operative procedures, historically a major stumbling block to innovation and product introduction. In addition to simplifying the handling of these fluids, Skyline believes its technologies provide cost savings to facilities over the aggregate costs incurred today using the traditional canister method of collection, neutralization, and disposal. Skyline currently sells its products through an experienced in-house sales force and independent distributors located throughout the United States. Skyline also intends to seek the necessary approvals to distribute its products in Europe, Asia, Latin America, Canada, and other areas outside of the U.S.

The STREAMWAY FMS is a wall mounted fully automated system that disposes of an unlimited amount of suctioned fluid providing uninterrupted performance for surgeons while virtually eliminating healthcare workers exposure to potentially infectious fluids found in the surgical environment. The system also provides an innovative way to dispose of ascetic fluid with no evac bottles, suction canisters, transport or risk of exposure. The Company also manufactures and sells two disposable products required for system operation: a bifurcated single procedure filter and tissue trap and a single use bottle of cleaning solution. Both items are used on a single procedure basis and must be discarded after use.

Skyline’s virtually hands free direct-to-drain technology (a) significantly reduce the risk of healthcare worker exposure to these infectious fluids by replacing canisters, (b) further reduces the risk of worker exposure when compared to powered canister technology that requires transport to and from the operating room, (c) reduce the cost per procedure for handling these fluids, and (d) enhance the surgical team’s ability to collect data to accurately assess the patient’s status during and after procedures.

Skyline believes that the STREAMWAY FMS is unique to the industry in that it allows for continuous suction to the surgical field and provides unlimited capacity to the user so no surgical procedure will ever have to be interrupted to change canisters. It is wall mounted and takes up no valuable operating room space. The FMS will replace the manual process of collecting fluids in canisters and transporting and dumping in sinks outside of the operating room that is still being used by many hospitals and surgical centers.

Skyline believes its products provide substantial cost savings and improvements in safety in facilities that still use manual processes. In cases where healthcare organizations re-use canisters, the FMS cleaning process eliminates the need for cleaning of canisters for re-use. The FMS reduces the safety issues facing operating room nurses, the cost of the handling process, and the amount of infectious waste generated when the traditional method of disposing of canisters is used. The FMS is fully automated, does not require transport to and from the operating room and eliminates any canister that requires emptying. It is positioned to penetrate its market segment due to its virtually hands free operation, simple design, ease of use, continuous suction, continuous flow, unlimited capacity and efficiency in removal of infectious waste with minimal exposure of operating room personnel to potentially infectious material.

The Company was originally incorporated on April 23, 2002 in Minnesota as BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. Effective December 16, 2013, the Company reincorporated in Delaware through a merger with and into a Delaware Corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. Our address is 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121. Our telephone number is 651-389-4800, and our website address is www.skylinemedical.com. Information on our website is not included or incorporated by reference in this report.

Industry and Market Analysis

Infectious and Bio-hazardous Waste Management

Due to the potential for ill effects to healthcare workers from exposure to infectious/bio-hazardous materials Federal and State regulatory agencies have issued mandatory guidelines for the control of such materials, and in particular, bloodborne pathogens. The presence of infectious materials is most prevalent in the surgical suite and post-operative care units where often, large amounts of bodily fluids, including blood, bodily and irrigation fluids are continuously removed from the patient during the surgical procedure. Surgical teams and post-operative care personnel may be exposed to these potentially serious hazards during the procedure via direct contact of blood materials or more indirectly via splash and spray. According to the Occupational Safety and Health Administration (“OSHA”), workers in many different occupations are at risk of exposure to bloodborne pathogens, including Hepatitis B and C, and HIV/AIDS. First aid team members, housekeeping personnel, nurses and other healthcare providers are examples of workers who may be at risk of exposure.

According to the American Hospital Association’s (AHA) Hospital Statistics, 2013 edition, America’s hospitals performed 86 million surgeries. This number does not include the many procedures performed at surgery centers across the country. The majority of these procedures produce potentially infectious materials that must be disposed with the lowest possible risk of cross-contamination to healthcare workers. Current standards of care allow for these fluids to be retained in canisters, located in the operating room where they can be monitored throughout the surgical procedure. Once the procedure is complete these canisters and their contents are disposed using a variety of methods all of which include manual handling and result in a heightened risk to healthcare workers for exposure to their contents.

There are currently approximately 40,000 operating rooms and surgical centers in the U.S. (AHA, Hospital Statistics, 2008). The hospital market has typically been somewhat independent of the U.S. economy; therefore we believe that our targeted market is not cyclical, and the demand for our products will not be heavily dependent on the state of the economy. We benefit by having our products address both the procedure market of nearly 51.6 million inpatient procedures (CDC, National Hospital Discharge Survey: 2010 table) as well as the hospital operating room market (approximately 40,000 operating rooms).

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

Typical Current Techniques of Collecting Infectious Fluids

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

We believe that our virtually hands free direct-to-drain technology (a) significantly reduces the risk of healthcare worker exposure to these infectious fluids by replacing canisters, (b) further reduces the risk of worker exposure when compared to powered canister technology that requires transport to and from the operating room, (c) reduces the cost per procedure for handling these fluids, and (d) enhances the surgical team’s ability to collect data to accurately assess the patient’s status during and after procedures.

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

Products

The STREAMWAY Fluid Management System (“FMS”)

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

We believe that the STREAMWAY System is unique to the industry in that it allows for continuous suction to the surgical field and provides unlimited capacity to the user so no surgical procedure will ever have to be interrupted to change canisters. It is wall mounted and takes up no valuable operating room space.

The FMS replaces the manual process of collecting fluids in canisters and transporting and dumping in sinks outside of the operating room that is still being used by many hospitals and surgical centers.    The manual process, involving canisters, requires that the operating room personnel open the canisters that contain waste fluid, often several liters, at the end of the surgical procedure and either add a solidifying agent or empty the canisters in the hospital drain system. Some facilities require that used canisters be cleaned by staff and reused. It is during these procedures that there is increased potential for contact with the waste fluid through splashing or spills. The FMS eliminates the use of canisters and these cleaning and disposal steps by collecting the waste fluid in the internal collection chamber and automatically disposing of the fluid with no handling by personnel.  Each procedure requires the use of a disposable filter. At the end of each procedure, a proprietary cleaning fluid is attached to the FMS and an automatic cleaning cycle ensues, making the FMS ready for the next procedure.  The cleaning fluid bottle is attached to the port on the FMS device.  The cleaning fluid bottle and its contents are not contaminated and are used to clean the internal fluid pathway in the FMS device to which personnel have no exposure.  During the cleaning cycle, the cleaning fluid is pulled from the bottle into the FMS, and then disposed in the same manner as the waste fluid from the surgical case.  At the end of the cleaning cycle, the bottle is discarded.  The filter and any suction tubing used during the procedure must be disposed of in the same manner as suction tubing used with the canister system.  Handling of this tubing does present the potential for personnel exposure but we believe that potential is minimal.

We believe our product provides substantial cost savings and improvements in safety in facilities that still use manual processes. In cases where healthcare organizations re-use canisters, the FMS cleaning process eliminates the need for cleaning of canisters for re-use.  The FMS reduces the safety issues facing operating room nurses, the cost of the handling process, and the amount of infectious waste generated when the traditional method of disposing of canisters is used.  The FMS is fully automated, does not require transport to and from the operating room and eliminates any canister that requires emptying.  It is positioned to further penetrate its market segment due to its virtually hands free operation, simple design, ease of use, continuous suction, continuous flow, unlimited capacity and efficiency in removal of infectious waste with minimal exposure of operating room personnel to potentially infectious material.

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

Key Feature Comparison
Feature	Skyline Medical Inc.	Stryker Instruments	DeRoyal	Dornoch Medical Systems, Inc. (Zimmer)	MD Technologies, Inc.
Portable to Bedside vs. Fixed Installation	Fixed	Portable	Fixed	Portable	Fixed
Uses Canisters	No	Yes	Yes	Yes	No
Secondary Installed Device Required for Fluid Disposal	No	Yes	Yes	Yes	No
Numeric Fluid Volume Measurement	Yes	Yes	No	Yes	Optional
Unlimited Fluid Capacity	Yes	No	No	No	Yes
Continuous, Uninterrupted Vacuum	Yes	No	No	No	No
Installation Requirements :
Water	No	Yes	Yes	Yes	No
Sewer	Yes	Yes	Yes	Yes	Yes
Vacuum	Yes	No	No	No	Yes

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

A summary of the features of the wall unit include:

•	Minimal Human Interaction. The wall-mounted FMS provides a small internal reservoir that keeps surgical waste isolated from medical personnel and disposes the medical waste directly into the hospital sanitary sewer with minimal medical personnel interaction. This minimal interaction is facilitated by the automated electronic controls and computerized LCD touch-screen allowing for simple and safe single touch operation of the FMS.

•	Fluid Measurement. The STREAMWAY System volume measurement allows for in-process, accurate measurement of blood/saline suctioned during the operative procedure, and eliminates much of the estimation of fluid loss currently practiced in the operating room. This is particularly important in minimally invasive surgical procedures, where accounting for all fluids, including saline added for the procedure, is vital to the operation. The surgical team can also view in real time the color of the extracted or evacuated fluid through the viewing window on the system.

•	Cleaning Solution. A bottle of cleaning solution, proprietary to and sold by Skyline Medical, is used for the automated cleaning cycle at the conclusion of each procedure and prepares the STREAMWAY System for the next use, reducing operating room turnover time. The cleaning solution is intended to clean the internal tubing, pathways, and chamber within the system. The cleaning solution bottle is easily attached to the STREAMWAY System by inserting the bottle into the mount located on the front of the unit and inverting the bottle. The automated cleaning process takes less than five minutes and requires minimal staff intervention. The disposable cleaning fluid bottle collapses at the end of the cleaning cycle rendering it unusable; therefore it cannot be refilled with any other solution. The instructions for use clearly state that the Skyline Medical cleaning fluid, and only the Skyline Medical cleaning fluid, must be used with the STREAMWAY System following each surgical case. The warranty is voided if any other solution is used.

•	The Disposable Kit The Skyline disposables are a critical component of our business model. The disposable kit consists of a proprietary, pre-measured amount of cleaning solution in a plastic bottle that attaches to the FMS. The disposal cleaning kit also includes an in-line filter with single or multiple suction ports. The proprietary cleaning solution placed in the specially designed holder is attached and recommended to be used following each surgical procedure. Due to the nature of the fluids and particles removed during surgical procedures, the FMS is recommended to be cleaned following each use. The disposables have the “razor blade business model” characteristic with an ongoing stream of revenue for every FMS unit installed, and revenues from the sale of the kits are expected to be significantly higher over time than the revenues from the sales of the unit. Our disposable, dual use filter is designed specifically for use only on our FMS. The filter is used only once per procedure followed by immediate disposal. Our operation instructions and warranty require that a Skyline filter is used for every procedure. We have exclusive distribution rights to the disposable fluid and facilitate the use of only our fluid for cleaning following procedures by incorporating a special adapter to connect the fluid to the connector on the FMS system. We will also tie the fluid usage, which we will keep track of with the FMS software, to the product warranty.

•	Ease of Use. The FMS simply connects to the existing suction tubing from the operative field (causing no change to the current operative methods). Pressing the START button on the FMS touch screen enacts a step by step instruction with safety questions ensuring that the correct amount of suction is generated minimizing the learning curve for operation at the surgical site.

•	Installation. We will arrange installation of the FMS products through a partnership or group of partnerships. Such partnerships will include, but not be limited to, local plumbers, distribution partners, manufacturer's representatives, hospital supply companies and the like. We will train our partners and standardize the procedure to ensure the seamless installation of our products. The FMS is designed for minimal interruption of operating room and surgical room utilization. Plug-and-play features of the design allow for almost immediate connection and hook up to hospital utilities for wall-mounted units allowing for quick start-up post-installation.

•	Sales Channel Partners. The FMS is sold to end-users through a combination of independent stocking distributors, manufacturer’s representatives, and direct sales personnel. We intend for all personnel involved in direct contact with the end-user will have extensive training and will be approved by Skyline. We plan to maintain exclusive agreements between Skyline and the sales channel partners outlining stocking expectations, sales objectives, target accounts and the like. Contractual agreements with the sales channel partners will be reviewed on an annual basis and expect that such agreements will contain provisions allowing them to be terminated at any time by Skyline based on certain specified conditions.

•	Competitive Pricing. The list sales price to a hospital or surgery center is $21,900 per system (one per operating room - installation extra) and $24 per unit retail for the proprietary consumable kit to the U.S. hospital market.

Intellectual Property

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patent, trade secret and other intellectual property rights and measures to protect our intellectual property.

We spent approximately $394,000 in 2014 and $235,000 in 2013 on research and development.   On January 25, 2014 the Company filed a non-provisional PCT Application No. PCT/US2014/013081 claiming priority from the U.S. Provisional Patent Application, number 61756763 which was filed one year earlier on January 25, 2013. The Patent Cooperation Treaty (“PCT”) allows an applicant to file a single patent application to seek patent protection for an invention simultaneously in each of the 148 member countries of the PCT, including the United States. By filing this single “international” patent application through the PCT system, it is easier and more cost effective than filing separate applications directly with each national or regional patent office in the various countries in which patent protection is desired.

Our PCT patent application is for an enhanced model of the surgical fluid waste management system. We utilize this enhanced technology in the updated version of the STREAMWAY FMS unit we began selling in the first quarter of 2014. We obtained a favorable International Search Report from the PCT searching authority indicating that the claims in our PCT application are patentable (i.e., novel and non-obvious) over the cited prior art. A feature claimed in the PCT application is the ability to maintain continuous suction to the surgical field while simultaneously measuring, recording and evacuating fluid to the facilities sewer drainage system. This provides for continuous operation of the STREAMWAY FMS unit in suctioning waste fluids, which means that suction is not interrupted during a surgical operation, for example, to empty a fluid collection container or otherwise dispose of the collected fluid. We believe that this continuous operation and unlimited capacity feature provides us with a significant competitive advantage, particularly on large fluid generating procedures. All competing products, except certain models of MD Technologies, have a finite fluid collection capacity necessitating that the device be emptied when capacity is reached during the surgical procedure. In the case of MD Technologies while some of their models may have an unlimited capacity the process is not truly continuous like the Company’s system because it requires switching the vacuum containers when one becomes full. For example, when the first container becomes full, the vacuum is switched over to a second container in order to collect the fluid in the second container while the fluid in the first container is drained. When the second container becomes full, the vacuum is again switched back to the first container to collect fluid while the second container is drained, and so on. Even though the switching of the vacuum between containers is automated in certain MD Technology models, the automated switching is still believed to result in brief interruptions or reductions in suction during the surgical procedure.

The Company holds the following granted patents in the United States, and a pending application in the United States on its earlier models: US7469727, US8123731 and US Publication No. US20090216205 (collectively, the “Patents”). These Patents will begin to expire on August 8, 2023.

In general, the Patents are directed to a system and method for collecting waste fluid from a surgical procedure while ensuring there is no interruption of suction during the surgical procedure and no limit on the volume of waste fluid which can be collected. More particularly, the Patents claim a system and method in which waste fluid is suctioned or drawn into holding tanks connected to a vacuum source which maintains a constant negative pressure in the holding tanks. When the waste fluid collected in the holding tanks reaches a predetermined level, the waste fluid is measured and pumped from the holding tanks while maintaining the negative pressure. Therefore, because the negative pressure is maintained in the holding tanks, waste fluid will continue to be drawn into the holding tanks while the waste fluid is being pumped from the holding tanks. Thus, there is no limit to the volume of waste fluid which can be collected, and the suction at the surgical site is never interrupted during the surgical procedure.

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

All installations of our FMS product are completed by either a hospital appointed service technician or a service and maintenance organization that is familiar with completing such installations in health care settings.  We have had conversations with multiple providers and expect to reach agreements to perform this function in the second quarter of 2015.  The general availability of these types of service and maintenance personnel in the health care sector should not hinder us from forming a beneficial relationship in this area.

Corporate Strategy

We intend to succeed by deploying a strategy of focused expansion within our core product and market segments, while utilizing a progressive approach to manufacturing and marketing to ensure maximum flexibility and profitability.

Our strategy is to:

•	Develop a complete line of wall-mounted fluid evacuation systems for use in hospital operating rooms, radiological rooms and free standing surgery centers as well as clinics and physicians’ offices. Initially, we have developed the FMS to work in hospital operating rooms and surgical centers. This device was developed for use with the wall vacuum suction currently installed in hospitals. Opportunities for future products include an FMS developed for post-operation and recovery rooms with multiple inlet ports and multiple volume measurements that may incorporate an on-board vacuum supply.

•	Provide products that greatly reduce worker and patient exposure to harmful materials present in infectious fluids and that contribute to an adverse working environment. As one of the only stand-alone surgical fluid disposal systems directly connected to the sanitary sewer, the FMS could advance the manner in which such material is collected, measured and disposed of in operating rooms, post-operating recovery, emergency rooms and intensive care settings by eliminating the need to transport a device to the patient bedside and remove it for emptying and cleaning at the end of the procedure. The cost of such exposures, measured in terms of human suffering, disease management costs, lost productivity, liability or litigation, will be, when properly leveraged, the strongest motivating factor for facilities looking at investing in the FMS line of products.

•	Utilize existing medical products independent distributors and manufacturer’s representatives to achieve the desired market penetration. Contacts have been established with several existing medical products distributors and manufacturer’s representatives and interest has been generated regarding the sales of the FMS and cleaning kits.

•	Continue to utilize operating room consultants, builders and architects as referrals to hospitals and day surgery centers. To date, the STREAMWAY System has achieved market acceptance through the installation of more than seventy-nine (79) FMS systems. The product has received numerous references from users and was also recognized by LifeScience Alley as a top ten finalist in their new technology showcase. Additionally, Skyline has become a member of Practice Greenhealth; highlighting the positive environmental impact of the STREAMWAY System.

Other strategy may also include:

o	Employing a lean operating structure, while utilizing the latest trends and technologies in manufacturing and marketing, to achieve both market share growth and projected profitability.

o	Providing a leasing program and/or “pay per use” program as alternatives to purchasing.

o	Providing service contracts to establish an additional revenue stream.

o	Utilizing the manufacturing experience of our management team to develop sources of supply and manufacturing to reduce costs while still obtaining excellent quality. While cost is not a major consideration in the roll-out of leading edge products, we believe that being a low-cost provider will be important long term.

o	Offering an innovative warranty program that is contingent on the exclusive use of our disposable kit to enhance the success of our after-market disposable products.

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

Sterilization and Landfill Disposal

Current disposal methods include the removal of the contaminated canisters (with or without the solidifying gel) to designated biohazardous/infectious waste sites.  Previously many hospitals used incineration as the primary means of disposal, but environmental concerns at the international, domestic and local level have resulted in a systematic decrease in incineration worldwide as a viable method for disposing of blood, organs or materials saturated with bodily fluids.  When landfill disposal is used, canisters are included in the general red-bag disposal and, when gel is used, comprise a significant weight factor.  Where hopper disposal is still in use, most of the contents of the red-bag consist only of outer packaging of supplies used in surgery and small amounts of absorbent materials impregnated with blood and other waste fluid.  These, incidentally, are retained and measured at the end of the procedure to provide a more accurate assessment of fluid loss or retention.  Once at the landfill site, the red-bagged material is often steam-sterilized with the remaining waste being ground up and interred into a specially segregated waste dumpsite.

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

Marketing and Sales

Distribution

We sell the FMS and procedure disposables through various methods that include a direct sales force, independent distributors and manufacturer’s representatives covering the vast majority of major U.S. and outside U.S. markets.  Currently we have three Regional Managers selling, and demoing the FMS for prospective customers and distributors, as well as, supporting our current customer base for disposable resupply. Our targeted customer base includes nursing administration, operating room managers, CFOs, CEOs, risk management, and infection control.  Other professionals with an interest in the product include physicians, nurses, biomedical engineering, anesthetists, imaging, anesthesiologists, human resources, legal, administration and housekeeping.

The major focus of our marketing efforts is to introduce the FMS to potential customers as a standalone device capable of effectively removing infectious waste and disposing of it automatically while providing accurate measurement of fluids removed, and also limiting exposure of the surgical team and healthcare support staff.

Governmental and professional organizations have become increasingly aggressive in attempting to minimize the risk of exposure by medical personnel to bloodborne pathogens.  We believe that the FMS provides a convenient and cost effective way to collect and dispose of this highly contaminated material.

Our distributors may have installation and service capability, or we will contract those functions with an independent service/maintenance company.   We have hired both distributors and service companies regarding these installation requirements.  We will establish extensive training and standards for the service and installation of the FMS to ensure consistency and dependability in the field.  Users of the system will require a minimal amount of training to operate the FMS.  The instructions for use and the installation guide will be included with every system along with a quick start guide, a troubleshooting manual and an on-board PLC controlling an intuitive touch screen with step by step instruction and safety features.

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

We supplement our sales efforts with a promotional mix that include a number of printed materials, electronic media support and a website.  We believe our greatest challenge lies in reaching and educating the 1.6 million medical personnel who are exposed daily to fluid waste in the operating room or in other healthcare settings (OSHA, CPL 2-2.44C).  These efforts require utilizing single page selling pieces, video educational pieces for technical education, use of scientific journal articles and a webpage featuring product information, educational materials, and training sites.

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

Pricing

We believe prices for the FMS and its disposable procedure kit reflect a substantial cost savings to hospitals compared to their long-term procedure costs using traditional canisters.  Our pricing strategy ensures that the customer realizes actual cost savings when using the FMS versus replacing traditional canisters, considering the actual costs of the canisters and associated costs such as biohazard processing labor and added costs of biohazard waste disposal.  Suction tubing that is currently used in the operating room continues to be used with our system and should not be considered in the return on investment equation.    Our cleaning solution’s bottle is completely recyclable, and the anticipated selling price of the fluid is built into our cost analysis.  In contrast, an operation using traditional disposal methods will often produce multiple canisters destined for biohazard processing.  Biohazard disposal costs are estimated by Outpatient Surgery Magazine to be 5 times more per pound to dispose of than regular waste (Outpatient Surgery Magazine, April 2007).  Once the canister has touched blood, it is considered “red bag” biohazard waste, whereas the cleaning fluid bottle used in our system can be recycled or disposed with the rest of the facility’s plastics.

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

Installation is done by distributors, independent contractors, or in-house engineering at an estimated price of $300 - $1,000, depending on the operating room.  Installation of the FMS requires access only to the hospital’s sanitary sewer, vacuum suction, and electricity.  To help facilities maintain their utilization rates, we will recommend installation during off peak hours.  In smaller facilities, an outside contractor may be called in, while larger institutions have their own installation and maintenance workforce.  Installation time should not seriously impact the use of the operating room.  Each FMS has an industry standard warranty period that can be extended through documented use of our disposables: one filter and one bottle of cleaning solution per procedure.

Engineering and Manufacturing

We are currently manufacturing the FMS in our own facility. We have the capability to manufacture, test, house, ship and receive from our warehouse. We have contracted with a manufacturing company, Wair Products in Bloomington, Minnesota that meets our standards and requirements that can produce six times the amount of FMS systems produced in-house at our facility on a monthly basis as sales increase.

The disposables, including a bottle of proprietary cleaning solution and an in-line filter, are sourced through Diversified Manufacturing Corporation (cleaning solution) situated in Newport, Minnesota and MPP Corporation (filters), located in Osceola, Wisconsin that has tooled to manufacture our own newly designed disposable filter. Both these companies have the potential for long term vendor agreements with the Company. We are pursuing Intellectual Property protection for these disposable products as well.

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

A new standard; IEC 60601-1 3rd Edition Medical Device Safety Testing was adopted by the International Organization of Standards in 2005 and had a compliance date of June 2012 for OUS and Dec 31, 2013 for the U.S. This standard, which is now recognized by the U.S. FDA, includes a provision of risk management which the 2nd edition did not require. The purpose of these rules is to ensure that equipment manufacturers have safety, performance, and risk management control measures in place.

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

Employees

We have 12 employees, ten of whom are full-time, and two who are part-time.

Executive Officers and Directors of the Registrant

The following table identifies our current executive officers and directors:

Name	Age	Position Held

Josh Kornberg	41	President, Chief Executive Officer, and Interim Chairman of the Board

David O. Johnson	62	Chief Operating Officer

Bob Myers	60	Chief Financial Officer

Thomas J. McGoldrick	73	Director

Andrew P. Reding	45	Director

Ricardo Koenigsberger	48	Director

Frank Mancuso, Jr.	56	Director

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

Ricardo Koenigsberger, Director. Effective June 25, 2012, Ricardo Koenigsberger, was elected to the Board of Directors of Skyline Medical Inc. (the “Company”). Mr. Koenigsberger is currently co-CEO of CV Holdings, Inc. a publically held REIT. In addition he is a managing partner of ROCA Management, a private investment fund focused on the REIT industry. Previously, Mr. Koenigsberger was a partner of Apollo Real Estate, a large private equity firm, where he was responsible for new investments and investment management. At Apollo, he oversaw the investment of over $1+ billion in equity. Mr. Koenigsberger graduated summa cum laude from the Wharton School of the University of Pennsylvania.

Frank Mancuso, Jr., Director. Mr. Mancuso is a veteran of the film production industry with more than 30 years of industry experience. He is currently the President of Boss Media, LLC, which he co-founded in 2010. Prior to joining Boss Media, Mr. Mancuso was the President of 360 Pictures, LLC and FGM Entertainment Inc. Mr. Mancuso also has an extensive background in healthcare and has served on the Boards of multiple public companies. Mr. Mancuso has been a director of Prospect Park Capital Corp. (TSX VENTURE: PPK.P), a company whose strategy is to invest in early to mid-stage healthcare companies. Previously, he was a director at Delcath Systems, Inc. (NASDAQ: DCTH), a healthcare device company dedicated to the infusion of high dose chemotherapy to targeted areas of the body for the treatment of cancer. Mr. Mancuso obtained a Bachelor of Arts degree in business and graduated with honors from Upsala College in 1980.

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

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the first two quarters of 2015. We had revenues of $952,000 in 2014, but we had negative operating cash flows of $3.4 million. As a result of our continued losses, our cash resources have not been sufficient to sustain our operations, and we have continued to depend on financing transactions to generate sufficient cash to stay in operation. Our private offerings of preferred stock and convertible debt in 2014 yielded aggregate gross proceeds of $3,555,000; however, our cash balance was only $16,000 as of December 31, 2014. As we manage our cash resources, our cash balance continues to fluctuate depending on the timing of receipt of product revenues and the proceeds of continued financing transactions, as well as the timing of our needs to pay for essential services and supplies to stay in operation. In April 2015 we raised gross proceeds of $100,000 from another private sale of convertible notes. These proceeds were used almost immediately, or will be used, to pay essential resources, in order to stay in operation. We are currently incurring negative operating cash flows of approximately $250,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

With limited cash available to fund our operating expenses, we have deferred or delayed payments to vendors, suppliers and service providers, opting instead to prioritize payments for personnel and essential resources. Our balance of debts, liabilities and cash obligations that are either considered past due or that will become due in calendar 2015 was approximately $6,417,000 as of December 31, 2014 and has continued to increase. We have negotiated payment arrangements with some of the parties to whom we owe payments, and in some cases we incur interest, late fees and penalties that cause our balance of obligations to increase further. Our outstanding debt at December 31, 2014 included $1,131,000 in principal amounts of convertible notes that are due and payable July 23, 2015, if not yet converted or redeemed.

In September 2014, we filed a registration statement with the SEC in connection with a proposed public offering of common stock and warrants. To date, this offering has not been completed. Although we continue to pursue this public offering, we may not be able to complete the offering, or the offering proceeds may not be sufficient to allow us to list our common stock on NASDAQ or any other exchange, or the offering proceeds may not be sufficient to fund our operations until we have positive cash flow or operate profitably. If we do not complete this public offering, we will continue to seek to raise sufficient capital to operate our business. If financing is available, it may be highly dilutive to our existing shareholders and may otherwise include burdensome or onerous terms.

Unless and until we are able to raise sufficient capital, our lack of cash will continue to constrain our business and subject us to significant risks, including the following. First, we may be unable to make the necessary investment in personnel, equipment or other resources to effectively pursue our business plan. Second, our suppliers, vendors and service providers could slow down or stop supplying components or services or could stop extending credit in connection with commercial transactions, which could curtail our business. Third, we may be subject to lawsuits from claimants relating to past due balances, if we cannot work out or continue to renegotiate payment terms. There is no assurance that we will be able to successfully defend against such claims, and our creditors or claimants may seek to seize our assets or assert other judicial remedies. Ultimately, any or all of the above factors could lead to a possible reduction or suspension of our operations, ultimately forcing us to declare bankruptcy, reorganize or go out of business. Should this occur, the value of any investment in our securities could be adversely affected, and an investor would likely lose all or a significant portion of their investment.

As a result of the above factors, our independent registered public accounting firm has indicated in their audit opinion, contained in our financial statements included in this annual report on Form 10-K, that they have serious doubts about our ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our limited operating history makes evaluation of our business difficult.

We were formed on April 23, 2002 and to date have generated only moderate though increasing revenue year by year. Our ability to implement a successful business plan remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business. We believe the increase in sales throughout the years may indicate that our business plan is on the right track, but we have a limited operating history which makes it difficult to evaluate our performance. You must consider our prospects in light of these risks and the expenses, technical obstacles, difficulties, market penetration rate and delays frequently encountered in connection with the development of new businesses. These factors include uncertainty whether we will be able to:

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

The Skyline FMS has been launched into the fluid management market.   We are currently manufacturing the Product, following GMP compliance regulations, at our own facility and anticipate the capability of producing the Skyline FMS in sufficient quantities for future near term sales. We have contracted with a manufacturing company that fits our standards and costs. We have sold and installed more than 79 FMS Systems to date and the product has been proven attractive to the target market due to its continuous suction and unlimited capacity ability, but other unknown or unforeseen market requirements may arise.

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

Our early management team had limited public company experience, which had impaired our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have had substantially more responsibility for managing publicly traded companies. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management team has been able to implement and affect programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. However, our failure to do so could lead to the imposition of fines and penalties and result in the deterioration of our business.

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

A group consisting of Dr. Samuel Herschkowitz, Josh Kornberg (who is our Chief Executive Officer and Interim Chairman of the Board), SOK Partners, LLC and Atlantic Partners Alliance, currently owns more than 1.7 million shares of our outstanding common stock, representing approximately 51% of our voting power. As a result, this group controls the outcome of all matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. Further, this group indirectly controls our management through the power to elect and remove any members of the Board of Directors. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. As a result, the return on your investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected. Further, conflicts of interest may arise with respect to the interpretation, continuation, renewal or enforcement of our agreements with the members of this group and their affiliates, including the agreements described under “Item 13. Certain Relationships and Related Transactions, and Director Independence.” The resolution of any such conflict in favor of any member of this group or any of their affiliates may materially harm our results of operations and the value of your shares of common stock.

Our Board of Directors’ ability to issue undesignated preferred stock and the existence of anti-takeover provisions may depress the value of our common stock.

Our authorized capital includes 10,000,000 shares of preferred stock. Of this amount, 20,550 shares have been designated as Series A Convertible Preferred Stock and the remaining authorized shares are undesignated preferred stock. Our Board of Directors has the power to issue any or all of the shares of undesignated preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of the company not approved by our Board of Directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

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

None

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

Quarter Ended	High Bid	Low Bid

December 31, 2014	$10.88	$3.25
September 30, 2014	$18.00	$5.25
June 30, 2014	$14.25	$7.95
March 31, 2014	$21.75	$13.13

December 31, 2013	$26.25	$15.00
September 30, 2013	$35.25	$9.75
June 30, 2013	$21.00	$9.00
March 31, 2013	$10.50	$3.75

As of April 23, 2015, the closing bid price for shares of our common stock was $6.15 per share on the OTCQB.

Holders

As of April 23, 2015, there were approximately 152 shareholders of record of our Common Stock.  Our Common Stock is traded on the OTCQB segment of Pink Markets, Inc.

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

Recent Sales of Unregistered Securities

The following is a summary of our transactions during the last three years involving sales of our securities that were not registered under the Securities Act:

On February 3, 2012, the Company issued 1,167 shares of common stock to a consultant as compensation for consulting work.

On March 5, 2012, the Company re-issued a warrant to purchase 1,334 shares of common stock at $9.75 per share to an investor for consulting services. The original warrant was issued on June 23, 2008.

On March 6, 2012, the Company re-issued a warrant to purchase 1,334 shares of common stock at $9.75 per share to an investor for consulting services. The original warrant was issued on June 11, 2008.

On March 26, 2012, the Company issued 4,000 shares of common stock at $4.875 per share to Josh Kornberg, currently a Director of the Company for consulting services.

On March 28, 2012, we entered into a Convertible Note Purchase Agreement, dated as of March 28, 2012 between the Company and SOK Partners, LLC (“SOK Partners”), an investment partnership. Josh Kornberg is an affiliate of SOK Partners. Pursuant to the Purchase Agreement, we issued a 20% convertible note due August 2012 in the principal amount of up to $600,000. Advances have totaled approximately $357,000 through July 27, 2012. In April 2012, the Company issued the first equity bonus to SOK Partners, consisting of 61,539 shares of common stock. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

In April 2012, an institutional investor elected to convert $8,500 remaining from an original convertible note of $37,500 into 4,662 shares of common stock.

In April 2012, the Company issued an equity bonus consisting of 1,334 shares of common stock to Dr. Samuel Herschkowitz for an additional $15,000 advance under the December 20, 2011 convertible note due June 20, 2012. Dr. Herschkowitz was also issued 2,178 shares of common stock as an equity bonus for $24,500 Board meeting fees.

In May 2012, the Company issued 5,507 shares of common stock to a former Board member and Officer of the Company in exchange for exercising stock options at $.75 per share.

In May 2012, the Company issued the second equity bonus to SOK Partners, consisting of 61,539 shares of common stock. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

In May 2012, the Company issued 43,901 shares of common stock to an institutional investor to transfer debt to equity by an Election to Convert a convertible note.

In May 2012, the Company issued 38,011 shares of common stock to a vendor to transfer debt to equity by an Election to Convert Accounts Payable.

In May 2012, the Company issued 19,520 shares of common stock to an individual investor to transfer debt to equity by an Election to Convert a convertible note.

In May 2012, the Company issued 7,545 shares of common stock to an individual investor to transfer debt to equity by an Election to Convert a convertible note.

In May 2012, the Company issued 20,965 shares of common stock to an individual investor to transfer debt to equity by an Election to Convert a convertible note.

In June 2012, an institutional investor elected to convert $12,000 of a $50,000 convertible note into 5,162 shares of common stock.

In June 2012, the Company issued 5,297 shares of common stock to a vendor to transfer debt to equity by a settlement agreement.

In June 2012, the Company issued 3,698 shares of common stock at $6.75 per share to the Mr. Lawrence Gadbaw the Company’s Chairman of the Board as consulting compensation.

In June 2012, the Company issued 34,284 shares of common stock at $5.25 per share and warrants to purchase 34,284 shares of common stock at $11.25 per share to 8 investors in return for their $179,990 investment in the Company.

In June 2012, an institutional investor elected to convert $18,000 of a $50,000 convertible note into 6,799 shares of common stock.

In June 2012, the Company issued 3,783 shares of common stock to an individual investor to transfer debt to equity by an Election to Convert a convertible note.

In June 2012, an institutional investor elected to convert $20,000 remaining of a $50,000 convertible note, plus $2,000 interest, into 9,877 shares of common stock.

In June 2012, the Company issued 8,334 shares of common stock to an IR firm as sole compensation for investor relations consulting work.

In August 2012, the Company issued 48,278 shares of common stock at $5.25 per share and warrants to purchase 48,278 shares of common stock at $11.25 per share to 16 investors in return for their $253,456.58 investment in the Company.

In August 2012, the Company issued 176,667 shares of stock to Dr. Sam Herschkowitz and 176,667 shares of stock to SOK Partners, per a settlement and forbearance agreement.

In August 2012, the Company issued 15,556 shares of common stock at $11.25 per share as part of a settlement with our former COO.

In October 2012, the Company issued 4,000 shares of common stock at $5.25 per share to an investor relations firm as compensation for investor relations consulting work.

In October 2012, the Company issued 2,095 shares of common stock at $11.25 per share to a vendor as compensation for work completed.

In November 2012, the Company issued 36,191 shares of common stock at $5.25 per share and warrants to purchase 36,191 shares of common stock at $11.25 per share to 5 investors in return for their $190,000 investment in the Company.

On November 6, 2012, we issued and sold convertible promissory notes in the total principal amount of $156,243 to Dr. Herschkowitz and certain of his assignees. Pursuant to the note purchase agreements, we issued to these parties an aggregate 20,833 shares of common stock in consideration of placement of the notes.

In November 2012, the Company issued 958 shares of common stock at $.75 per share to an investor exercising a warrant.

In December 2012, the Company issued 12,858 shares of common stock at $5.25 per share and warrants to purchase 12,858 shares of common stock at $11.25 per share to 2 investors in return for their $67,500 investment in the Company.

In December 2012 the Company issued 3,148 shares of common stock at $5.25 per share in exchanged for a promissory note without restrictive legend; the note totaled $16,526.40 including principal and interest.

In December 2012 the Company purchased back 4,840 shares of common stock at $6.75 per share from a former COO. The Company remitted payment for the shares directly to the federal and state taxing authorities for payroll taxes pertaining directly to the former COO.

In January 2013, in connection with a private placement offering we issued convertible one year promissory notes that bear interest at 8%, in an aggregate principal amount of $300,000 convertible into 33,334 shares of common stock assuming a conversion rate of $9.00 per share and five year warrants to purchase up to an aggregate of 33,334 shares of the corporation’s common stock at an exercise price of $11.25 per share. The value of the notes are net discounts of $45,517 in 2013; due in January 2014. In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 2,667 shares of common stock at an exercise price of $11.25 per share. All of the notes were converted in September 2013 resulting in 35,168 shares of common stock issued at $9.00 per share.

In January and March, 2013, in connection with a separate and new private placement offering we issued 95,239 shares of common stock at $5.25 per share and warrants to purchase 95,239 shares of common stock at $11.25 per share to 5 investors in return for their $500,000 investment in the Company.

In January 2013, the Company issued 3,869 shares of common stock at $11.25 per share in payment to a vendor for $43,521.39 including principal and interest.

In February 2013, the Company issued 13,334 shares of common stock to an escrow account to secure a settlement agreement with a former note holder. The escrow agent releases 1/3 of the stock back to the Company once per year until the settlement is paid in full. If the Company prepays the balance due then all the stock remaining in escrow is released back to the Company. If the Company defaults, and cannot cure the default within the contracted time period, then the stock is released to the note holder toward payment of the settlement.

In February 2013, the Company issued 3,334 shares of common stock in agreement with an investor relations firm canceling their services.

In March 2013, the Company issued 3,072 shares of common stock to a vendor as part of a cash/stock settlement of their long term note with the Company.

In March 2013, the Company issued 95,239 shares of common stock as an equity bonus. Includes a warrant to purchase 95,239 shares of common stock at $6.00 per share. Includes a warrant to purchase 47,620 shares of common stock at $11.25 per share. Includes a warrant to purchase 2,540 shares of common stock at $6.00 per share. Includes a warrant to purchase 5,080 shares of common stock at $6.00 per share.

On April 22, 2013, the Company issued 2,667 shares of common stock to a former consultant exercising stock options with an exercise price of $.75.

On April 25, 2013, the Company issued 4,445 shares of common stock to the former CEO exercising stock options with an exercise price of $.75.

On May 7, 2013 the Company converted the notes issuing 14,882 aggregate shares of common stock at $11.25 per share to the note holders. One of the note holder’s is Dr. Herschkowitz, a related party, who received 4,763 shares of common stock.

In May and June 2013, in connection with a private placement offering we issued convertible one year promissory notes that bear interest at 8%, in an aggregate principal amount of $1,000,000 convertible into 80,000 shares of common stock assuming a conversion rate of $13.50 per share and five year warrants to purchase up to an aggregate of 61,482 shares of the corporation’s common stock at an exercise price of $14.85 per share. The value of the notes is net discounts of $275,640 in 2013; due in May and June 2014. In addition, we issued to the placement agent for these sales five year warrants to purchase an aggregate of 5,926 shares of common stock at an exercise price of $13.50 per share. All of the notes were converted in September 2013 resulting in 75,777 shares of common stock issued at $13.50 per share.

In August and September 2013 some warrant holders opted for a cashless warrant exercise resulting in issuing 87,118 shares of common stock pursuant to the warrant instruction for cashless exercise. The Company has entered into a settlement agreement with holders of certain of these warrants resulting in a net reduction of 16,867 shares.

In September 2013 the Company offered a limited amount of large warrant holders to exercise at a reduced rate of $7.50 per share. Twenty-four warrants were exercised for a total of 139,266 shares for $1,044,490.

In September 2013 the Company issued 2,000 shares of common stock at $28.50 per share for consulting to a public relation/investor relations company.

In September 2013 the Company issued 299,509 shares of common stock at $10.50 per share upon conversion of a secured note, which is no longer outstanding.

In September 2013 the Company issued 648,043 shares of common stock at $10.50 per share to a secured note holder converting the debt to equity. The security interest held by the noteholder has been returned to the Company. UCC forms were filed appropriately.

In September 2013, two directors resigned from the Board. Both received 667 shares of common stock each at $24.375 per share; 267 of these shares were for compensation from serving as Board members and the remaining 400 shares were issued to satisfy previous contractual agreements.

In October 2013, the Company issued to Wisconsin Rural Enterprise Fund, LLC (“WREF”) 5,040 shares of the Company’s common stock in full and final settlement of all of WREF’s claims against the Company related to a certain Stock Purchase and Sale Agreement entered into by and between the Company and WREF on December 2, 2006.

In October 2013 the Company issued 546 shares of the Company’s common stock to two noteholders for missed interest payments when the notes were converted in September 2013. The shares were issued at $13.50 per share.

In October 2013 an employee exercised vested options at $4.875 per share to receive 134 shares of the Company’s common stock.

In October a warrant holder exercised at a reduced rate of $9.375 per share. The warrant was exercised for a total of 13,334 shares for $125,000.

In November 2013 a vendor exercised a portion of options received in payment for executive placement. He received 227 shares of common stock at $5.25 per share.

In December 2013 a warrant holder opted for a cashless warrant exercise resulting in issuing 1,556 shares of common stock pursuant to the warrant instruction for cashless exercise.

In January 2014 a warrant holder opted for a cashless warrant exercise resulting in issuing 1,729 shares of common stock pursuant to the warrant instruction for cashless exercise.

On January 6, 2014, the Company issued 4,336 shares of common stock to the former CEO exercising stock options with an exercise price of $.75.

In January 2014 a vendor received 2,000 shares of common stock at $20.625 per share in payment for public relations services.

In January 2014 a warrant holder opted for a cashless warrant exercise resulting in issuing 3,324 shares of common stock pursuant to the warrant instruction for cashless exercise.

In January 2014 a vendor exercised a portion of options received in payment for executive placement. He received 267 shares of common stock at $5.25 per share.

On February 4, 2014 the Company entered into a Securities Purchase Agreement with certain investors issuing 20,550 shares of Series A Convertible Preferred Stock, par value $.01, and warrants to acquire an aggregate of approximately 21,334 shares of the Company’s common stock, par value $.01. The preferred shares are convertible into shares of common stock at an initial conversion price of $19.50 per share of common stock. The warrants are exercisable at an exercise price of $24.375 per share and expire five years from the closing date. The Company received gross proceeds of $2,055,000, before offering expenses. See (“Subsequent Events” in Note 1 to the Consolidated Financial Statements included in this report).

In February 2014 two warrant holders opted for a cashless warrant exercise resulting in issuing 2,175 shares of common stock pursuant to the warrant instruction for cashless exercise.

In February 2014 a warrant holder exercised his warrant resulting in issuing 2,667 shares of common stock at an exercise price of $13.50 per share for $36,000.

In February 2014 the Company issued 1,334 shares of common stock at $18.75 per share to a vendor as part of a contract for investor relations consulting.

In February 2014, as a result of completing payments for the first of three years pursuant to a settlement agreement, 13,334 shares of common stock held in escrow was canceled and reissued for 8,889 shares. The shares held in escrow will reduce by 4,445 shares in February 2015 and then again for the remaining 4,444 shares in February 2016 as the settlement is paid without default.

In March 2014 four warrant holders opted for a cashless warrant exercise resulting in issuing 7,918 shares of common stock pursuant to the warrant instruction for cashless exercise.

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

In November 2014, the Company issued 13,700 shares of common stock previously held in escrow pursuant to a settlement agreement.

In January 2015, the Company released 13,700 shares of common stock from the escrow account pursuant to a settlement agreement.

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

We currently have three Regional Sales Managers. In the first quarter of 2015 we have renewed a contract with an Independent Distributor covering New York and surrounding areas.

Since inception, we have been unprofitable. We incurred net losses of approximately $6.8 million and $9.4 million in 2014 and 2013, respectively. As of December 31, 2014 and December 31, 2013, we had an accumulated deficit of approximately $35.6 million and $28.7 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY FMS system and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product. We have sold seventy-nine STREAMWAY units to date. We expect the revenue for STREAMWAY units to increase significantly at such time as the hospitals approve the use of the unit for their application and place orders for billable units. Trial basis units are either installed in or hung on the hospital room wall. The unit is connected to the hospital plumbing and sewer systems, as well as, the hospital vacuum system. The unit remains on the customer site for 2 – 4 weeks, as contracted, at no cost to the customer. However, the customer does purchase the disposable kits necessary to effectively operate the units. Once the trial period has expired the unit is either returned to the Company or purchased by the customer. If purchased, at that time, the Company invoices the customer based upon a contracted price negotiated prior to the trial.

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

Results of Operations

Comparison of Year Ended December 31, 2014 with Year Ended December 31, 2013

Revenue. We recorded revenue of $952,000 in 2014, compared to $468,000 in 2013.  Revenue in 2014 included the sale of forty-four STREAMWAY systems and disposable supplies to operate the STREAMWAY. The revenue in 2013 included the sale of twenty-one STREAMWAY systems and disposable supplies to operate the STREAMWAY.

Cost of sales. Cost of sales was $385,000 in 2014 compared to $189,000 in 2013. The gross profit margin was 60% in 2014 and 59% in 2013. As our revenue has increased and we honed in on parts for the STREAMWAY, we were better able to maximize our margins through advanced purchasing at larger volumes. The Company also developed ways to reduce cost through tooling parts and purchasing different components that improved the STREAMWAY Systems while costing less. The Company had an offset to the increased margin absorbing the cost of replacing eleven units of the original STREAMWAY generation model with its newer iteration rolled out in the second quarter of 2014.

General and Administrative expense. General and administrative (G&A) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

G&A expense decreased to $4,883,000, for 2014 from $7,530,000 in 2013. The $2,647,000 decrease in G&A expenses for 2014, compared to 2013, is primarily due to reductions of $3,139,000 in stock based and investors stock compensation as a result of different structure of our private placements; $662,000 due to lower bonuses predominantly in the form of stock options; $71,000 less consulting expenses and no intellectual property amortization expense in 2014 (there was a write-off of $141,000 in 2013 for the generation one STREAMWAY patents). There are some offsets by increased expenses of $161,000 in salaries and payroll taxes; $179,000 in legal fees mostly for proceeding with an attempted public offering; $48,000 in corporate insurance; $55,000 in depreciation expenses; $500,000 in settlement costs; and $234,000 for finders fees associated with fund raising.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the Company’s current stage.

Operations expense decreased to $973,000 in 2014 compared to $1,097,000 in 2013. The $124,000 decrease in operations expense in 2014 is primarily due to decreases of $154,000 in salaries and payroll taxes; $157,000 in bonuses predominantly in the form of stock options; and $71,000 in reduced stock based compensation also as a result of fewer employee stock options. There were increased expenses for $159,000 in research and development from a concentrated effort extended toward rolling out the enhanced STREAMWAY; $68,000 in consulting expenses for engineering alterations; and $51,000 in higher shipping expenses.

Sales and marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trade shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased to $1,178,000 in 2014 compared to $579,000 in 2013. The $600,000 increase is a result of a $462,000 increase in salaries, payroll taxes and benefits due to hiring four additional regional sales managers; $65,000 increased commissions for higher sales in 2014; $138,000 for bonuses attained by the sales managers; and $43,000 in travel expenses. The Company did reduce public relations expenses by $115,000.

Interest Expense. Interest expense decreased to $377,000 in 2014 compared to $637,000 in 2013. The $260,000 was a result of reduced financing efforts through private placements.

Loss (gain) on valuation of equity-linked financial instruments. The Company realized a gain of $12,000 on valuation of equity-linked financial instruments in 2014 compared to a gain of $158,000 in 2013. The gain resulted from older warrants expiring.

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2014

Net cash used in operating activities was $3,371,000 for 2014, compared with net cash used of $3,855,000 for 2013. The $484,000 decrease in cash used in operating activities was largely due to an increase in accounts payable and accrued expenses. The Company received more favorable terms from vendors extending payouts. Accrued Liabilities increased as 2012, 2013 and 2014 bonuses have not been paid out; payroll and payroll tax liability accounts were higher as well. Offsets were for increased research and development, a decrease in accounts receivable and an increase in our prepaid accounts.

Cash flows used in investing activities was $121,000 for 2014 and $216,000 in 2013. As we have grown our fixed asset acquisitions have increased as well. We have purchased furniture, computers, software and have incurred leasehold improvements.

Net cash provided by financing activities was $3,407,000 for 2014 compared to net cash provided of $4,160,000 for 2013. The decrease in 2014 was primarily the result of less proceeds from private placements of common stock by $2,180,000, principal payment on debt of $305,000 offset by $2,055,000 resulting from the issuance of preferred stock.

Liquidity, Plan of Financing and Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $35.6 million as of December 31, 2014. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding). We currently have no outstanding bank debt and no secured indebtedness.

We received $952,000 in revenues from product sales in 2014; however, our operating losses and negative cash flow have continued, including operating cash flows of a negative $3.4 million in 2014, compared to a negative $3.9 million in 2013. We anticipate that we will continue to incur net losses at least through the first two quarters of 2015. Our private offerings of preferred stock and convertible debt in 2014 yielded aggregate gross proceeds of $3,555,000; however, our cash balance was only $16,000 as of December 31, 2014.

As we manage our cash resources, our cash balance continues to fluctuate depending on the timing of receipts of product revenues and continued financing transactions, as well as our need to pay for essential services and supplies to stay in operation. In April 2015, we raised gross proceeds of $100,000 from a private sale of convertible notes as described under “Historical Financing” below. These proceeds were used almost immediately, or will be used, to pay essential resources, in order to stay in operation. We are currently incurring negative operating cash flows of approximately $250,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

With limited cash available to fund our operating expenses, we have deferred or delayed payments to vendors, suppliers and service providers, opting instead to prioritize payments for personnel and essential resources. Our balance of debts, liabilities and cash obligations that are either considered past due or that will become due in calendar 2015 was approximately $6,417,000 as of December 31, 2014 and has continued to increase. We have negotiated payment arrangements with some of the parties to whom we owe payments, and in some cases we incur interest, late fees and penalties that cause our balance of obligations to increase further. Our outstanding debt at December 31, 2014 included $1,131,000 in principal amounts of convertible notes that are due and payable July 23, 2015, if not yet converted or redeemed. These notes are not subject to automatic conversion upon the completion of a qualified public offering. In connection with the contemplated public offering described below, the holders of a portion of such notes previously agreed, on a voluntary basis, to convert their notes at closing; however, this agreement to convert is no longer binding on the holders of the convertible notes.

In September 2014, we filed a registration statement with the SEC in connection with a proposed public offering of common stock and warrants. To date, this offering has not been completed. Although we continue to pursue this public offering, we may not be able to complete the offering, or the offering proceeds may not be sufficient to allow us to list our common stock on NASDAQ or any other exchange, or the offering proceeds may not be sufficient to fund our operations until we have positive cash flow or operate profitably. If we do not complete this public offering, we will continue to seek to raise sufficient capital to operate our business. If financing is available, it may be highly dilutive to our existing shareholders and may otherwise include burdensome or onerous terms.

Unless and until we are able to raise sufficient capital, our lack of cash will continue to constrain our business and subject us to significant risks, including the following. First, we may be unable to make the necessary investment in personnel, equipment or other resources to effectively pursue our business plan. Second, our suppliers, vendors and service providers could slow down or stop supplying components or services or could stop extending credit in connection with commercial transactions, which could curtail our business. Third, we may be subject to lawsuits from claimants relating to past due balances, if we cannot work out or continue to renegotiate payment terms. There is no assurance that we will be able to successfully defend against such claims, and our creditors or claimants may seek to seize our assets or assert other judicial remedies. Ultimately, any or all of the above factors could lead to a possible reduction or suspension of our operations, ultimately forcing us to declare bankruptcy, reorganize or go out of business. Should this occur, the value of any investment in our securities could be adversely affected, and an investor would likely lose all or a significant portion of their investment.

As a result of the above factors, our independent registered public accounting firm has indicated in their audit opinion, contained in our financial statements included in this annual report on Form 10-K, that they have serious doubts about our ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Equity and Debt Financing in 2013. The Company also raised an additional $300,000 from the sale of convertible notes in January 2013. Also, in January and March 2013, the Company raised an additional $500,000 from a second private sale of equity securities. In addition, in March 2013, the Company completed a further private sale of common stock for an aggregate purchase price of $500,000. See Note 2 to the Financial Statements. In June 2013, the Company raised an additional $1,000,000 from the sale of convertible notes. See Note 3 to the Financial Statements. In the third quarter we also borrowed the remaining $243,000 principal amount of our convertible note payable to SOK, Partners, LLC. During the third quarter of 2013, the holders of convertible notes, including Dr. Samuel Herschkowitz and SOK Partners, LLC, converted $1,506,000 of outstanding debt, including principal and interest, into equity. The Company converted the promissory notes totaling $314,484 and $680,444, respectively, including principal and interest, on September 11, 2013 for 299,509 and 648,043 shares, respectively, at $1.05 per share. Also during the third quarter of 2013, we raised approximately $1,044,000 through the cash exercise of warrants by investors who were offered a reduction in the exercise price in connection with the exercise. In December 2013 the Company raised $280,000 in the form of a short term non-convertible note with 10% interest based on a 365 day year from SOK Partners, LLC. In January 2014 an additional $20,000 was raised and added to the original note to SOK, Partners, LLC. Josh Kornberg the CEO, is a 50% managing partner in SOK Partners, LLC.

2014 Convertible Preferred Financing. On February 4, 2014, (the “Closing Date”) we raised $2,055,000 in gross proceeds from a private placement of Series A Convertible Preferred Stock, par value $0.01 (the “Preferred Shares”) pursuant to a Securities Purchase Agreement with certain investors (the “Purchasers”) who purchased 20,550 Preferred Shares, and warrants (the “Warrants”) to acquire an aggregate of approximately 285 shares of Common Stock. The Preferred Shares are convertible into shares of Common Stock at a conversion price that was $19.50 per share of Common Stock, subject to adjustment. The Warrants are exercisable at an exercise price of $24.38 per share and expire five years from the Closing Date. If the Common Stock is not listed on the NASDAQ Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the Closing, the Company shall issue additional Warrants to purchase additional shares of Common Stock, equal to 30% of the shares of Common Stock which the Preferred Shares each Purchaser purchased are convertible into. As of August 4, 2014, the Company issued additional warrants to purchase 61,539 shares to the Purchasers in connection with this provision.

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

On February 2, 2015, the Consent and Waiver was amended such that it applies for an expanded set of qualified offerings, and modifying certain of its terms. The terms of this amended Consent and Waiver were described in our Form 8-K report filed on February 4, 2015.

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

On December 31, 2014, the SOK Note, 31 Group Note and the Affiliate Notes had a combined amortization of $137,470. At the same point in time the SOK Note, the 31 Group Note and the Affiliate Notes had a combined original issue discount of $56,627. Additionally, as of December 31, 2014, the 31 Group, LLC converted $80,000 of their note. One of the affiliate investors also converted $120,000 of their note by December 31, 2014. As of December 31, 2014 another of the affiliate investors converted $280,616 comprising the balance of their note.

Under the terms of the Registration Rights Agreements and Affiliates Registration Rights Agreements, the Company was required to file a registration statement on Form S-1 to cover the resale of the Original Conversion Shares, the Original Warrant Shares, the Issued Affiliate Conversion Shares and the Issued Affiliate Warrant Shares (the “ Resale Registration Statement ”) and have the Resale Registration Statement declared effective by the Securities and Exchange Commission (the “ SEC ”). The Company filed the Resale Registration Statement on August 25, 2014 (as amended on September 8, 2014), and the Resale Registration Statement was declared effective on September 8, 2014. As a result of the Company filing the Resale Registration Statement and the SEC declaring it effective within the time periods specified in the Registration Rights Agreements and Affiliates Registration Rights Agreements, (1) the outstanding principal amount of the Notes was reduced from $1,802,395 to $1,603,270 (without any cash payment by the Company) and any accrued and unpaid interest with respect to such portion of the principal amount of the Notes that was extinguished was similarly extinguished, and (2) the number of shares of Common Stock issuable upon the exercise of the Warrants was reduced from 80,106 shares of Common Stock to 71,256 shares of Common Stock (without any cash payment by the Company).

Certain Terms of the 2014 Convertible Notes. The 2014 Convertible Notes mature on July 23, 2015 (subject to extension as provided in the 2014 Convertible Notes) and, in addition to the approximately 8.7% original issue discount (after the reduction of the principal amount in September 2014), accrue interest at a rate of 12.0% per annum. The holders have no voting rights as the holders of the 2014 Convertible Notes. Upon conversion of the 2014 Convertible Notes, the holders are entitled to receive such dividends paid and distributions made to the holders of Common Stock from and after the initial issuance date of the 2014 Convertible Notes to the same extent as if the holders had effected such conversion and had held such shares of Common Stock on the record date for such dividends and distributions.

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

Certain Terms of the Warrants Issued to Purchasers of 2014 Convertible Notes. The Warrants issued to the purchasers of the 2014 Convertible Notes are exercisable on any day on or after the date of issuance and have an exercise price of $12.38 per share, subject to adjustment, and a term of five years from the date of issuance. The holders, will not be entitled, by virtue of being holders of the Warrants, to vote, to consent, to receive dividends, to receive notice as shareholders with respect to any meeting of shareholders for the election of the Company’s directors or any other matter, or to exercise any rights whatsoever as our shareholders. If, however, the Company decides to declare a dividend or make distributions of its assets (the “Distribution”), the holders will be entitled to such Distribution to the same extent that the holder’s would have participated therein if the holder’s had held the number of share of Common Stock acquirable upon complete exercise of the Warrants.

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

Convertible Notes Issued in 2015. On April 8, 2015, the Company entered into a securities purchase agreement with a private investor, pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $125,000 (the “April 2015 Note”), which shall be convertible into a certain amount of shares of Common Stock, in accordance with the terms of the April 2015 Note, for an aggregate purchase price of $125,000 (representing an approximately 20% original issue discount (the “April 2015 Convertible Notes Offering”). The terms of the April 2015 Note are substantially similar to those of the 2014 Convertible Notes.

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

Valuation of Intangible Assets.    We review identifiable intangible assets for impairment in accordance with ASC 350- Intangibles – Goodwill and Other, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our intangible assets are currently solely the costs of obtaining trademarks and patents.  Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management's best estimate of the related risks and return at the time the impairment assessment is made. The Company wrote off the entire original STREAMWAY product patent of $140,588 in June 2013. The balance represented intellectual property in the form of patents for our original STREAMWAY product. The Company’s enhanced STREAMWAY product has a new patent pending, see “Patents and Intellectual Property.”

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of December 31, 2014 based on the criteria in [“Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013]. Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Board may be increased or decreased from time to time by resolution of the stockholders or the Board. The Company’s Board presently consists of five directors. Directors are elected at each annual meeting, and each director shall serve until his or her term expires, his or her earlier death, or a successor is elected and qualified or until the director resigns or is removed. Directors are elected by the highest number of votes cast at a meeting at which a quorum is present. Any vacancies may be filled by the vote of a majority of the Board of Directors, although less than a quorum, and any such person elected to fill a vacancy shall serve as a director until the next annual meeting of stockholders.

The Board does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a shareholder. To submit a candidate for consideration for nomination, shareholders must submit such nomination in writing to our Secretary at 2915 Commers Drive, Suite 900, Eagan, MN 55121.

To view a brief biography for each director please see, “Executive Officers and Directors of the Registrant,” in this Annual Report on Form 10-K for additional information.

Name	Age	Position
Directors:
Joshua Kornberg	41	President, Chief Executive Officer and Interim Chairman of the Board of Directors
Frank Mancuso (2)	56	Director
Thomas J. McGoldrick (1) (2) (3)	73	Director
Andrew P. Reding (1)	45	Director
Ricardo Koenigsberger (1) (3)	48	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Our Audit Committee currently consists of Mr. Koenigsberger, as the chairperson, Mr. McGoldrick and Mr. Reding. Each Audit Committee member is a non-employee director of the Board. The Board of Directors reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and has determined that all current members of our Audit Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Audit Committee met four times in fiscal 2014.

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

Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission.

Ricardo Koenigsberger, Chair

Andrew P. Reding

Thomas McGoldrick

Compensation Committee

The Compensation Committee of the Board of Directors currently consists of two directors, Mr. McGoldrick, as the chairperson, and Mr. Mancuso. All members of the Compensation Committee were appointed by the Board of Directors, and consist entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and “independent” as independence is currently defined in Rule 4200(a) (15) of the NASDAQ listing standards. In fiscal 2014, the Compensation Committee met two times. The functions of the Compensation Committee include, among other things:

•	approving the annual compensation packages, including base salaries, incentive compensation, deferred compensation and stock-based compensation, for our executive officers;

•	administering our stock incentive plans, and subject to Board approval in the case of executive officers, approving grants of stock, stock options and other equity awards under such plans;

•	approving the terms of employment agreements for our executive officers;

•	developing, recommending, reviewing and administering compensation plans for members of the Board of Directors;

•	reviewing and discussing the compensation discussion and analysis with management; and

•	preparing any compensation committee report required to be included in the annual proxy statement.

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

Compensation Committee Interlocks and Insider Participation

As indicated above, the Compensation Committee consists of Mr. McGoldrick and Mr. Mancuso. No member of the Compensation Committee has ever been an executive officer or employee of ours. None of our officers currently serves, or has served during the last completed year, on the compensation committee or the Board of Directors of any other entity that has one or more officers serving as a member of the Board of Directors or the Compensation Committee.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2014 and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required, the Company believes that the following is the list of its officers, directors and greater than ten percent beneficial owners who have failed to file on a timely basis all Section 16(a) filing requirements during the fiscal year ended December 31, 2014: Samuel Herschkowitz, 2 late reports covering 2 transactions; Ricardo Koenigsberger, 3 late reports, 4 transactions; Joshua Kornberg, 2 late reports, 2 transactions; Frank G. Mancuso, 3 late reports, 6 transactions; Thomas J. McGoldrick, 3 late reports, 6 transactions; Andrew P. Reding, 4 late reports, 6 transactions; and Arnon Dreyfuss, 3 late reports, 5 transactions.

ITEM 11. EXECUTIVE COMPENSATION.

Overview

This section describes the material elements of the compensation awarded to, earned by or paid to our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer, as determined in accordance with SEC rules, collectively referred to as the “Named Executive Officers.”

Summary Compensation Table for Fiscal 2014 and 2013

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2014 and December 31, 2013 by each of the Named Executive Officers:

Name and Principal Position	Year	(5) Salary	Bonus(7)	Stock Awards	(1) Option Awards	(6) All Other Compensation	Total Compensation

Joshua Kornberg, CEO, President (2)	2014	$275,000	$-	$-	$428,708	$33,000	$736,708
	2013	$238,691	$187,500	$-	$689,169	$36,000	$1,151,360

David O. Johnson, COO (3)	2014	$180,000	$-	$-	$52,910	$-	$232,910
	2013	$161,466	$72,000	$-	$68,252	$10,350	$312,068

Bob Myers, CFO (4)	2014	$165,000	$-	$-	$44,087	$-	$209,087
	2013	$40,561	$60,000	$-	$56,877	$1,133	$258,571

(1)	Represents the actual compensation cost recognized during 2014 and 2013 as determined pursuant to FASB ASC 718 – Stock Compensation utilizing the assumptions discussed in Note 3, “Stock Options and Warrants,” in the notes to the financial statements included in this prospectus.
(2)	Mr. Kornberg’s bonus earned in 2013 was 75% of his base salary, $187,500, and will be paid in 2015. Mr. Kornberg was also awarded 225% of his base salary in the form of options to purchase 32,609 shares of common stock at $17.25. In 2014 he also received options to purchase 2,179 shares of common stock as fees for serving on the Board of Directors. In 2013 he also received options to purchase 457 shares of common stock as fees for serving on the Board of Directors. Mr. Kornberg received options to purchase 192,000 shares at $5.625 in 2013 as part of his 2012 bonus.
(3)	Mr. Johnson’s bonus awarded by the Board in 2013 was fifty percent payable in cash ($72,000) and fifty percent in the form of options to purchase 4,174 shares of common stock at $17.25 per share.
(4)	Mr. Myers bonus awarded by the Board in 2013 was fifty percent payable in cash ($60,000) and fifty percent in the form of options to purchase 3,479 shares of common stock at $17.25 per share.
(5)	Salaries shown, where applicable are net of the 401(k) retirement plan put in place during 2013.
(6)	Mr. Kornberg’s All Other Compensation consists of health insurance reimbursement for 2014 and 2013.
(7)

Bonuses shown for each year represent the amounts earned for the year, including amounts paid in later periods or accrued for payment in later periods. Bonuses for 2014 are not yet calculable, but are expected to be determined by the Compensation Committee in the first two quarters of 2015. The contractual minimum bonuses for the CEO, COO and CFO for 2014 are described under “Employment Contracts” below.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2014

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2014:

	Grant Date	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Option Exercise Price	Option Expiration Date
Joshua Kornberg (1)	8/13/2012	80,000		$6.00	8/13/2022
	3/14/2013	192,000		$5.63	3/14/2023
	9/30/2013	210		$23.85	9/30/2018
	12/31/2013	247		$20.25	12/31/2018
	3/6/2014	32,609		$17.25	3/6/2024
	3/31/2014	360		$13.88	3/31/2024
	6/30/2014	444		$11.25	6/30/2024
	9/30/2014	606		$8.25	9/30/2024
	12/31/2014	769		$6.50	12/31/2024

David O. Johnson	8/13/2012	13,334		$6.00	8/13/2022
	3/18/2013	12,659		$5.93	3/18/2023
	3/6/2014	4,174		$17.25	3/6/2024

Bob Myers	8/13/2012	13,334		$6.00	8/13/2022
	3/18/2013	10,549		$5.93	3/18/2023
	3/6/2014	3,479		$17.25	3/6/2024

(1)	Does not reflect an award of 66,667 shares of restricted stock which the Compensation Committee has approved. Such shares would vest upon certain changes in control of the Company.

Executive Compensation Components for Fiscal 2014

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

2012 Annual Bonus. Mr. Kornberg was entitled to receive a cash bonus equal to Three Hundred Sixty Thousand Dollars ($360,000), which is equal to two hundred percent (200%) of the Executive's annual Base Salary in 2012, payable in a lump sum no later than the Company's first regularly scheduled payroll date after the Effective Date. In March 2014, for fiscal year 2013, Mr. Kornberg was awarded a $187,500 cash bonus equal to 75% of his base salary, and 225% of his base salary in the form of options to purchase 32,609 shares of common stock at $17.25.

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

2012 Stock Option Award Grant. On March 14, 2013, the Company granted to Mr. Kornberg 192,000 stock options, which is equal to (A) Three Hundred Sixty Thousand Dollars ($360,000) (i.e., two hundred percent (200%) of the Executive's annual Base Salary in 2012); divided by (B) the price of a share of common stock of the Company on the day preceding the date of grant; multiplied by (C) three (3) (the "2012 Stock Option Award Grant"). The 2012 Stock Option Award Grant will be fully vested on the date of grant.

2012 Restricted Stock Award Grant. On March 14, 2013, the Company shall grant to Mr. Kornberg Five Million (66,667) shares of common stock, subject to the restrictions contained in the applicable award agreement (the "2012 Restricted Stock Award Grant"). The 2012 Restricted Stock Award Grant will fully vest on a Change in Control (as defined below), as provided in the applicable award agreement.

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

The annualized base salaries of Messrs. Johnson and Myers were $150,000 and $125,000, respectively for their first year employed. Effective July 1, 2013 the annualized base salaries of Messrs. Johnson and Myers were $180,000 and $150,000, respectively. Effective in March 2014 Mr. Myers annualized base salary was increased to $165,000. Such base salaries may be adjusted by the Company but may not be reduced except in connection with a reduction imposed on substantially all employees as part of a general reduction. The executives will also each be eligible to receive an annual incentive bonus for each calendar year at the end of which he remains employed by the Company, subject to the attainment of certain objectives. The executives have a minimum bonus guarantee of twenty percent (20%) of their annualized salary. Messrs. Johnson and Myers each had received ten year stock options to purchase 13,334 shares of common stock at $6.00 per share with each option vested immediately with respect to 9,334 shares and with the remaining 4,000 shares to vest 18 months after the date of grant. The executives received bonuses for 2012 equal to one hundred percent (100%) of their annualized salary; fifty percent (50%) in cash and fifty percent (50%) in options to purchase 12,659 and 10,549 shares of common stock, respectively, at $5.93 per share, with each option vesting immediately. Also, in 2013 the 4,000 unvested shares for Messrs. Johnson and Myers were accelerated to immediate vesting.

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

Director Compensation

Effective in 2013 the Board instituted a quarterly and an annual stock options award program for all the directors under which they will be awarded options to purchase $5,000 worth of shares of common stock, par value $0.01 per quarter at an exercise price determined by the close on the last day of the quarter. Additionally, the directors that serve on a committee will receive options to purchase $10,000 worth of shares of common stock, par value $0.01 annually, per committee served, at an exercise price determined by the close on the last day of the year.

Director Compensation Table for Fiscal 2014

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2014:

	Fees Paid or Earned in Cash	Stock Awards	Option Awards		Total
Thomas McGoldrick	$-	$-	$22,161	(1)	$22,161
Ricardo Koenigsberger	$-	$-	$22,161	(2)	$22,161
Andrew Reding	$-	$-	$18,468	(3)	$18,468
Frank Mancuso, Jr.	$-	$-	$18,468	(4)	$18,468
Dr. Arnon Dreyfuss	$-	$-	$14,797	(5)	$14,797

(1)	Mr. McGoldrick was awarded options to purchase 3,068 shares of common stock both for serving on the Board and for participating on the Audit and Corporate Governance Committees.
(2)	Mr. Koenigsberger was awarded options to purchase 3,068 shares of common stock both for serving on the Board and for participating on the Audit and Corporate Governance Committees.

(3)	Mr. Reding was awarded options to purchase 2,624 shares of common stock both for serving on the Board and for participating on the Audit Committee.

(4)	Mr. Mancuso was awarded options to purchase 2,624 shares of common stock both for serving on the Board and for participating on the Compensation Committee.
(5)	Dr. Dreyfuss was awarded options to purchase 1,855 shares of common stock both for serving on the Board and for participating on the Compensation Committee. Dr. Dreyfuss resigned as a director effective October 1, 2014.

Equity Compensation Plan Information

The following table presents the equity compensation plan information as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding restricted stock, warrants and options (a)	Weighted- average exercise price of outstanding options, warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (C)
Equity compensation plans approved by security holders (1)	515,268	$7.63	869,410
Equity compensation plans not approved by security holders	-	$-	-

(1)	Consists of outstanding options under the 2008 Equity Incentive Plan and the 2012 Stock Incentive Plan. The remaining share authorization under the 2008 Equity Incentive Plan was rolled over to the current 2012 Stock Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of December 31, 2014 certain information regarding beneficial ownership of our common stock by:

•	Each person know to us to beneficially own 5% or more of our common stock;
•	Each executive officer who in this Annual Report Form 10-K are collectively referred to as the “Named Executive Officers;”
•	Each of our directors; and
•	All of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each shareholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the shareholder’s name. We have based our calculation of the percentage of beneficial ownership on 3,092,766 shares of the Company’s common stock outstanding on December 31, 2014. Unless otherwise noted below, the address for each person or entity listed in the table is c/o Skyline Medical Inc., 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121.

	Amount and Nature of	Percent
	Beneficial	of
Name of Beneficial Owner	Ownership	Class

Officers and Directors

Josh Kornberg (5)(6)	1,119,890	32.88%

David Johnson(2)	30,227	0.97%

Bob Myers(3)	27,493	0.88%

Ricardo Koenigsberger(4)	4,513	0.15%

Thomas J. McGoldrick(4)	6,093	0.20%

Andrew Reding(7)	4,888	0.16%

Frank Mancuso(7)	6,908	0.22%

All directors and executive officers as a group (7 persons)	1,200,012	38.76%

5% Security Holders

Sam Herschkowitz (5) (6)	1,436,304	46.39%

SOK Partners	805,982	25.99%

APA, SOK, Sam Herschkowitz, Josh Kornberg	1,750,211	51.39%

Carl Schwartz (8)	164,469	5.21%

1.	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
2.	Includes (i) option to purchase 13,334 shares of common stock at a price of $6.00 per share (ii) option to purchase 12,659 shares of common stock at a price of $5.93 per share and (iii) option to purchase 4,045 shares of common stock at a price of $17.25 per share that may be exercised within 60 days of February 10, 2015.
3.	Includes (i) option to purchase 13,334 shares of common stock at a price of $6.00 per share (ii) option to purchase 10,549 shares of common stock at a price of $5.93 per share and (iii) option to purchase 3,479 shares of common stock at a price of $17.25 per share that may be exercised within 60 days of February 10, 2015.
4.	Includes (i) option to purchase 210 shares of common stock at a price of $23.85 per share (ii) option to purchase 1,235 shares of common stock at a price of $20.25 (iii) option to purchase 1,334 shares of common stock at a price of $11.25 (iv) option to purchase 606 shares of common stock at a price of $8.25, and (v) option to purchase 769 shares of common stock at a price of $6.50 per share that may be exercised within 60 days of February 10, 2015.
5.	Includes (i) options to purchase 306,476 shares common stock that may be exercised within the next 60 days, (ii) 788,808 shares owned directly by SOK Partners, (iii) warrants to purchase 1,261 shares of common stock at a price of $24.38 per share, respectively, and (iv) 1,282 shares of common stock issuable upon conversion of 250 shares of Series A Convertible Preferred Stock, par value, $0.01, stated value $100.00. Mr. Kornberg and Dr. Samuel Herschkowitz are the managing partners of SOK Partners.
6.	Includes 788,808 shares owned directly by SOK Partners. Joshua Kornberg and Dr. Samuel Herschkowitz are the managing partners of SOK Partners.
7.	Includes (i) option to purchase 210 shares of common stock at a price of $23.85 per share (ii) option to purchase 741 shares of common stock at a price of $20.25 (iii) option to purchase 889 shares of common stock at a price of $11.25 (iv) option to purchase 606 shares of common stock at a price of $8.25, and (v) option to purchase 769 shares of common stock at a price of $6.50 per share that may be exercised within 60 days of February 10, 2015.
8.	Includes 106,310 shares of common stock. Includes an option to purchase 1,778 shares of common stock at $11.25 and a warrant to purchase 56,381 shares of common stock at $11.25.

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

Agreements with Former Directors

The Company entered into agreements, in 2008, with our Chairman of the Board, Lawrence Gadbaw, and in 2009 with a Board member, Peter Morawetz, to pay Mr. Gadbaw $25,000 and Mr. Morawetz $30,000 upon the Company raising $3 million in new equity. Mr. Gadbaw received 3,704 shares at $6.75 per share in June 2012 as compensation in lieu of the $25,000 cash for raising $3 million in new equity. Mr. Gadbaw was paid the balance due under his separation agreement from 2008. This amount was $46,000 upon signing the agreement in 2008 payable at $2,000 per month; the payments to Mr. Gadbaw are complete. Mr. Gadbaw was due $10,000 in accounts payable as of December 31, 2012 pertaining to his monthly fee as Chairman of the Board of Directors. Mr. Gadbaw also received a warrant for 400 shares at $11.25 per share in June 30, 2012 as compensation for service as Chairman. Mr. Gadbaw and Mr. Morawetz have both resigned from the Board in the third quarter of 2013. Both Mr. Gadbaw and Mr. Morawetz received 667 shares of common stock each at $24.38 per share; 267 of these shares were for compensation from serving as Board members and the remaining 400 shares were issued to satisfy previous contractual agreements.

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

In addition, the Company and Atlantic Partners Alliance LLC (‘‘APA’’) were parties to a letter agreement dated March 14, 2012, providing APA and its affiliates (including Dr. Herschkowitz and SOK) with rights to avoid dilution relating to additional issuances of equity securities by the Company through July 14, 2012, evidencing the parties’ intent that APA would be provided with significant protection against dilution. This protection was in recognition of APA’s investments in the Company involving a high degree of risk and the Company’s contemplated need for restructuring its indebtedness, which were anticipated to result, and have resulted, in significant dilution. The parties acknowledged that Dr. Herschkowitz and SOK would not have made their historical cash investments in the Company to the same degree had the dilution protection not been provided, and the investments by these parties have enabled the Company to avoid insolvency. Since the respective dates of the Herschkowitz Note Purchase Agreement and the SOK Note Purchase Agreement, the Company has issued in excess of 213,334 shares of common stock to parties other than APA and its affiliates, resulting in significant dilution.

Effective August 15, 2012, the Company entered into a letter agreement with Dr. Herschkowitz, APA and SOK (the ‘‘Forbearance Agreement’’). Under the Forbearance Agreement, among other things, (i) Dr. Herschkowitz agreed to forbear from asserting his rights as a secured creditor to substantially all of the Company’s assets, resulting from the Company’s defaults; (ii) the Company issued an aggregate 353,334 shares of common stock to Dr. Herschkowitz and SOK and adjusted the conversion price of the Herschkowitz Note and the SOK Note, respectively, to $1.05 per share from $4.88 per share, to satisfy the Company’s obligations to adjust for dilution under the March 14, 2012 letter agreement; (iii) Dr. Herschkowitz and SOK agreed to extend the maturity of the Herschkowitz Note and the SOK Note, respectively, to December 31, 2012; (iv) the Company agreed to pay certain compensation to Dr. Herschkowitz upon the achievement of financial milestones; and (v) Dr. Herschkowitz clarified and waived certain of his rights, including the right to interest at a penalty rate upon default.

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

Dr. Herschkowitz and the Company acknowledged that 100,000 shares of the Company’s common stock, constituting the ‘‘penalty shares’’ under the Herschkowitz Note Purchase Agreement, were delivered to Dr. Herschkowitz in April 2012 as provided in the Herschkowitz Note Purchase Agreement upon an event of default. Notwithstanding a provision that would have increased the rate of interest from 20% to 24% upon an event of default, Dr. Herschkowitz agreed that the Company would not pay the increased rate of interest but would accrue interest at 20% until a subsequent event of default.

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

As a result of the transactions under the Forbearance Agreement and other investments, Dr. Herschkowitz, SOK and their affiliates currently own shares of common stock and securities representing beneficial ownership of approximately 57% of the Company’s outstanding common stock, giving such parties significant control over election of the Board of Directors and other matters.

On November 6, 2012, the Company issued and sold convertible promissory notes in the total principal amount of $156,243 to Dr. Herschkowitz and certain of his assignees. The Company issued to these parties an aggregate 20,833 shares of common stock in consideration of placement of the notes. These notes bear interest at a rate of 20% per annum and are secured by a security interest in the Company’s accounts receivable, patents and certain patent rights and are convertible into common stock upon certain mergers or other fundamental transactions at a conversion price based on the trading price prior to the transaction. The proceeds from this transaction were used to pay off approximately $155,000 in principal amount of secured indebtedness. Such notes were converted in April 2013 into 13,889 shares of common stock at $7.50 per share.

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

In connection with the sale of the Preferred Shares on February 4, 2014, Josh Kornberg, our CEO, was one of the Purchasers. Mr. Kornberg purchased 19,231 Preferred Shares for a purchase price of $25,000 and received warrants to purchase 52 shares of common stock.

Finally, SOK invested in the July 2014 offering of convertible notes and warrants. In November 2014, the convertible noteholders agreed to convert certain balances of the convertible notes in connection with this offering, in consideration of the agreement to issue certain additional shares. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Historical Financing — 2014 Sales of Convertible Notes and Warrants.’’

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In connection with the audit of the fiscal 2014 financial statements, the Company entered into an engagement agreement with Olsen Thielen & Co., Ltd., which sets forth the terms by which Olsen Thielen & Co., Ltd. will perform audit services for the Company.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2014 and December 31, 2013, by Olsen Thielen & Co., Ltd., the Company’s principal accountant. All fees described below were approved by the Audit Committee.

	2014	2013
Audit Fees (1)	$75,750	$91,205
Audit-Related Fees (2)	-	-
Tax Fees (3)	10,851	7,119
All Other Fees (4)	11,400	-
	$98,001	$98,324

(1)	Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements. Also, includes fees for services rendered in connection with the filing of registration statements and other documents with the SEC, the issuance of accountant consents and comfort letters and assistance in responding to SEC comment letters.

(2)	There were no audit-related fees in 2014 and 2013.

(3)	Tax Fees consist of fees billed in the indicated year for professional services performed by Olsen Thielen & Co., Ltd. with respect to tax compliance and tax advice.

(4)	All Other Fees consist of fees billed in the indicated year for other permissible work performed by Olsen Thielen & Co., Ltd. that is not included within the above category descriptions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)    Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

•	Report of Independent Registered Public Accounting Firm dated April 30, 2015;

•	Balance Sheets as of December 31, 2014 and December 31, 2013;

•	Statements of Operations for the Years Ended December 31, 2014 and December 31, 2013;

•	Statements of Stockholders’ Deficit from December 31, 2012 to December 31, 2014;

•	Statements of Cash Flows for the Years Ended December 31, 2014 and December 31, 2013;

•	Notes to Financial Statements.

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

Dated:  April 30, 2015

Skyline Medical Inc.

By	/s/ Joshua Kornberg
Joshua Kornberg President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Joshua Kornberg	President, Chief Executive Officer and Interim Chairman of	April 30, 2015
Joshua Kornberg	the Board (principal executive officer)
/s/ Bob Myers	Chief Financial Officer	April 30, 2015
Bob Myers	(principal financial officer)

/s/ Andrew P. Reding	Director	April 30, 2015
Andrew P. Reding

/s/ Ricardo Koenigsberger	Director	April 30, 2015
Ricardo Koenigsberger

/s/ Thomas J. McGoldrick	Director	April 30, 2015
Thomas J. McGoldrick

/s/ Frank Mancuso, Jr.	Director	April 30, 2015
Frank Mancuso, Jr.

EXHIBIT INDEX

SKYLINE MEDICAL INC.

FORM 10-K

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated December 16, 2013, between Skyline Medical Inc., a Minnesota corporation, and the registrant (1)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on October 20, 2014 (19)

3.3	Bylaws (1)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (2)

4.1	Form of Warrant (2)

4.2	Form of Warrant (7)

4.3	Form of Warrant (11)

4.4	Form of Warrant (15)

4.5	Form of Warrant (16)

4.6	Amended and Restated 2012 Stock Incentive Plan (3)**

10.1	Form of Securities Purchase Agreement, dated as of February 4, 2014, by and among the Company and certain Purchasers (2)

10.2	Settlement Agreement and Mutual General Release dated September 18, 2013, entered into by and among Kevin Davidson, Skyline Medical Inc., Atlantic Partners Alliance, LLC, SOK Partners, LLC, Joshua Kornberg and Dr. Samuel Herschkowitz (4)

10.3	Amended and Restated Executive Employment Agreement with Joshua Kornberg, signed on June 17, 2013 and effective March 14, 2013 (6)**

10.4	BioDrain Medical, Inc., 2012 Stock Incentive Plan Restricted Stock Award Agreement with Joshua Kornberg, signed on June 17, 2013 and effective March 14, 2013 (6)**

10.5	Form of Convertible Promissory Note (7)

10.6	Promissory Note in the Principal amount of $100,000 in favor of Brookline Group, LLC, dated as of March 8, 2013 (9)

10.7	Form of Securities Purchase Agreement (11)

10.8	Office Lease Agreement between the registrant and Roseville Properties Management Company, as agent for Lexington Business Park, LLC (12)

10.9	Form of Non-Qualified Stock Option Agreement under the 2012 Stock Incentive Plan (13)**

10.10	Employment Agreement with Josh Kornberg dated August 13, 2012 (13)**

10.11	Non-Qualified Stock Option Agreement with Josh Kornberg dated August 13, 2012 (13)**

10.12	Employment Agreement with Robert Myers dated August 11, 2012 (13)**

10.13	Employment Agreement with David Johnson dated August 13, 2012 (13)**

10.14	Separation Agreement with Kevin Davidson effective October 11, 2012 (13)**

10.15	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.16	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.17	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.18	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.19	Amended Lease with Roseville Properties Management Company, Inc. dated January 28, 2013 (14)

10.20	Form of Convertible Promissory Note (15)

10.21	Forbearance and Settlement Agreement among the registrant, Dr. Samuel Herschkowitz and SOK Partners, LLC dated August 15, 2012 (13)

10.22	Form of Securities Purchase Agreement (16)

10.23	Convertible Note Purchase Agreement between the Company and SOK Partners, LLC dated March 28, 2012, including the form of Convertible Promissory Grid Note (18)

10.24	Amended and Restated Note Purchase Agreement between the Company and Dr. Samuel Herschkowitz dated as of December 20, 2011, including the form of Convertible Promissory Note (issued in the amount of $240,000) (18)

10.25	Letter Agreement, dated August 22, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and Skyline Medical Inc. (5)

10.26	Letter Agreement, dated April 25, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and BioDrain Medical, Inc. (8)

10.27	Letter Agreement, dated March 6, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and BioDrain Medical, Inc. (10)

14.1	Code of Ethics (17)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of principal executive officer required by Rule 13a-14(a)

31.2*	Certification of principal financial officer required by Rule 13a-14(a)

32.1*	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

(1)	Filed on December 19, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on February 5, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on August 27, 2013 as an exhibit to our Proxy Statement on Schedule 14A and incorporated herein by reference.

(4)	Filed on November 14, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on August 28, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on June 18, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on June 12, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(8)	Filed on May 1, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(9)	Filed on March 14, 2013 as an exhibit to our Current report on Form 8-K and incorporated herein by reference.

(10)	Filed on March 12, 2013 as an exhibit to our Current Report on Form 8-K (by incorporation by reference from the Schedule 13D/A filed by Dr. Herschkowitz and other parties on March 8, 2013) and incorporated herein by reference.

(11)	Filed on February 26, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(12)	Filed on November 12, 2008 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(13)	Filed on October 18, 2012 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(14)	Filed on January 31, 2013 as an exhibit to our Registration Statement on Form S-1 (except for Exhibit 10.19, by incorporation by reference from the Schedule 13D/A filed by Dr. Herschkowitz and other parties on November 8, 2012) and incorporated herein by reference.

(15)	Filed on January 15, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(16)	Filed on June 21, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(17)	Filed on April 16, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

(18)	Filed on April 3, 2012 as an exhibit to our Current report on Form 8-K and incorporated herein by reference.

(19)	Filed on October 24, 2014 as an exhibit to our Current report on Form 8-K and incorporated herein by reference.

The audited financial statements for the periods ended December 31, 2014and December 31, 2013 are included on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of

Skyline Medical Inc.

We have audited the accompanying balance sheets of Skyline Medical Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. Skyline Medical Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyline Medical Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Olsen Thielen & Co., Ltd.

St. Paul, Minnesota

April 30, 2015

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYLINE MEDICAL INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$16,384	$101,953
Accounts Receivable	57,549	97,245
Inventories	367,367	122,175
Prepaid Expense and other assets	190,015	60,588
Total Current Assets	631,315	381,961

Fixed Assets, net	196,479	158,110
Intangibles, net	73,183	53,355

Total Assets	$900,977	$593,426

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	2,194,518	1,062,108
Accrued Expenses	3,066,379	2,057,957
Short-term notes payable net of discounts of $194,097 and $0 (See Note 4)	937,424	280,000
Deferred Revenue	5,000	69,000
Total Current Liabilities	6,203,321	3,469,065

Accrued Expenses	213,883	331,216
Liability for equity-linked financial instruments (See Note 8)	-	11,599
Total Liabilities	$6,417,204	$3,811,880
Commitments and Contingencies	-	-
Stockholders’ Deficit:
Series A Convertible Preferred Stock, $.01 par value, $100 Stated Value, 10,000,000 authorized, 20,550 outstanding	206	-
Common Stock, $.01 par value, 10,666,667 authorized, 3,092,766 and 2,932,501 outstanding	30,927	29,325
Additional paid-in capital	30,093,745	25,449,636
Deficit accumulated during development stage	(35,641,105)	(28,697,415)
Total Stockholders' Deficit	(5,516,227)	(3,218,454)

Total Liabilities and Stockholders' Deficit	$900,977	$593,426

See Notes to Financial Statements

SKYLINE MEDICAL INC.

STATEMENTS OF OPERATIONS

Year Ended December 31,
	2014	2013
Revenue	$951,559	$468,125

Cost of goods sold	385,323	189,707

Gross margin	566,236	278,418

General and administrative expense	4,882,549	7,530,037

Operations expense	972,830	1,096,969

Sales and marketing expense	1,178,305	578,793

Interest expense	377,719	636,503

Loss (gain) on valuation of equity-linked financial instruments	(11,599)	(157,580)

Total Expense	7,399,804	9,684,722

Net loss available to common shareholders	$(6,833,568)	$(9,406,304)

Loss per common share - basic and diluted	$(2.29)	$(4.64)

Weighted average shares used in computation - basic and diluted	2,990,471	2,026,115

See Notes to Financial Statements

SKYLINE MEDICAL INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED

DECEMBER 31, 2014 and 2013

		Common Stock
	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at 12/31/2012	-	1,389,963	$13,900	$15,974,008	$(19,291,111)	$(3,303,203)
Shares issued to debtors as compensation at $11.25 per share		3,869	39	43,482		43,521
Shares issued under PPM to five investors at $5.25 per share		95,238	952	499,048		500,000
Shares issued to an escrow account underlying a debt agreement		13,333	133	9,867		10,000
Shares issued to debtors as compensation at $11.25 per share		3,071	31	34,519		34,550
Shares issued to an institutional investor at $5.25 per share		95,238	952	499,048		500,000
Value of shares per an agreement with a former officer		-	-	40,480		40,480

Shares issued to consultant as compensation at $5.03 per share		3,333	33	16,717		16,750
Value of Equity instruments issued with debt		-	-	392,556		392,556
Shares issued to former consultant exercising options at $.75 per share		2,667	27	1,973		2,000
Shares issued to former CEO exercising options at $.01 per share.		4,444	44	3,289		3,333
Shares issued upon conversion of four notes payable at $11.25 per share		13,888	139	156,104		156,243
Shares issued for interest to the four notes payable at $11.25 per share		993	10	11,160		11,170
Shares issued for cashless exercise of warrants at $9.00 per share		3,704	37	2,741		2,778
Shares issued for cashless exercise of warrants at $12.00 per share		2,178	22	1,611		1,633
Shares issued for cashless exercise of warrants at $11.25 per share		8,436	84	6,243		6,327
Shares issued for cashless exercise of warrants at $15.00 per share		3,491	35	2,583		2,618
Shares issued to 24 warrant holders exercised at a reduced price for $7.50 per share		139,265	1,393	1,043,097		1,044,490
Shares issued to 4 PPM investors converting notes at $9.00 per share		35,167	352	316,152		316,504
Shares issued to 10 PPM investors converting notes at $13.50 per share		72,072	721	1,019,479		1,020,200
Shares issued to consultant as compensation at $28.50 per share		2,000	20	56,980		57,000
Shares issued for two note conversions at $1.05 per share		947,551	9,476	985,452		994,928
Shares issued for warrant exercise at $11.25 per share		14,286	143	160,572		160,715
Shares issued for a cashless exercise of warrants at $7.50 per share		40,325	403	29,841		30,244
Shares issued to an investor for a cashless exercise of warrants at $12.75 per share		2,724	27	2,017		2,044
Shares issued for a cashless exercise of warrants at $5.63 per share		7,263	73	5,374		5,447
Shares issued to former Board Directors as compensation at $24.38 per share		1,333	13	99,987		100,000
Reduced warrant exercise compensation expense		-	-	2,140,946		2,140,946
Options issued as part of employee bonus		-	-	147,500		147,500
Shares issued to one investor for cashless warrant exercised at $9.00 per share		3,704	37	2,741		2,778
Shares issued for cashless warrant exercise at $9.75 per share		2,130	21	1,576		1,597
Shares issued for interest on two note conversions at $13.50 per share		546	5	7,360		7,365
Shares issued in settlement with a former noteholder at $20.25 per share		5,040	50	102,010		102,060
Shares issued for a stock option exercise at $4.88 per share		133	1	649		650
Shares issued to one warrant holder executed at a reduced price of $9.38 per share		13,333	133	124,867		125,000
Shares issued for option exercise at $5.25 per share		227	2	1,188		1,190
Shares issued for cashless warrant exercise at $5.63 per share		1,556	16	1,151		1,167
Vesting expense		-	-	1,505,270		1,505,270
Net loss		-	-	-	(9,406,304)	(9,406,304)
Balance at 12/31/13	-	2,932,501	29,325	25,449,636	(28,697,415)	(3,218,454)
Shares issued for cashless warrant exercise at $15.00 per share		1,728	17	1,279		1,296
Shares issued for option exercise at $1.25 per share		4,336	43	5,387		5,430
Shares issued at $20.63 per share as Investor Relations compensation		2,000	20	41,230		41,250
Shares issued for cashless warrant exercise at $12.75 per share		3,323	33	2,460		2,493
Shares issued for an option exercise at $5.25 per share		267	3	1,397		1,400
Shares issued for cashless warrant exercise at $.75 per share		2,174	22	1,608		1,630
Shares issued for warrant exercise at $13.50 per share		2,667	27	35,973		36,000
Shares issued at $18.75 per share as Investor Relations compensation		1,333	13	24,987		25,000
Reduction in escrow account per settlement agreement		(4,444)	(44)	(3,289)		(3,333)
Shares issued for cashless warrant exercise at $7.50 per share		4,807	48	3,557		3,605
Shares issued for cashless warrant exercise at $5.63 per share		3,112	31	2,302		2,333
Shares issued for cashless warrant exercise at $12.75 per share		299	3	221		224
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		972	10	18,909	(18,919)	-
Vesting Expense		-	-	705,434		705,434
Options issued as part of employee bonus		-	-	694,500		694,500
Shares issued for combined cashless and cash warrant exercise @ $11.25 per share.		7,778	78	52,422		52,500
Issuance of Preferred stock	206	-	-	2,054,795		2,055,001

Shares issued to Investor Relations consultant exercisable at $11.25 per share		2,133	21	23,979		24,000
Shares issued to Investor Relations consultant exercisable at $18.75 per share		1,333	13	24,987		25,000
Shares issued for cashless warrant exercise at $13.50 per share		3,725	37	2,757		2,794
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,384	(30,400)	-
Value of equity instruments issued with debt		-	-	313,175		313,175
Shares issued for cashless warrant exercise at $9.75 per share		1,410	14	1,044		1,058
Shares issued for a cash warrant exercise at $5.63 per share		11,111	111	62,389		62,500
Shares issued for an option exercise at $5.25 per share		333	3	1,747		1,750
Shares issued for a note conversion at $6.68 per share		3,018	30	19,970		20,000
Shares issued for a note conversion at $6.68 per share		3,019	30	19,970		20,000
Shares issued for a note conversion at $5.85 per share		3,435	34	19,966		20,000
Shares issued for a note conversion at $5.03 per share		3,894	38	19,962		20,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,385	(30,401)	-
Shares issued for a note conversion at $5.14 per share		3,894	39	19,961		20,000
Shares issued for a note conversion at $5.00 per share		3,997	40	19,960		20,000
Shares issued for a note conversion at $5.26 per share		3,804	38	19,962		20,000
Shares issued for a note conversion at $5.26 per share		5,706	57	29,943		30,000
Shares issued for a note conversion at $5.95 per share		5,044	50	29,950		30,000
Shares issued into an escrow account per settlement agreement		13,700	137	-		137
Shares issued for a note conversion at $5.05 per share		55,568	556	280,060		280,616
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,385	(30,402)	(1)
Shares adjusted for rounding per reverse stock split		106	1	1	-	2
Net loss		-	-	-	(6,833,568)	(6,833,568)
Balance at 12/31/2014	$206	3,092,766	$30,927	$30,093,745	$(35,641,105)	$(5,516,227)

See Notes to Financial Statements

SKYLINE MEDICAL INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Cash flow from operating activities:
Net loss	(6,833,568)	(9,406,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,040	148,761
Vested stock options and warrants	723,367	3,700,070
Equity instruments issued for management and consulting	112,054	239,290
Amortization of debt discount	247,338	413,695
(Gain) loss on valuation of equity-linked instruments	(11,599)	(157,580)
Changes in assets and liabilities:
Accounts receivable	39,696	(57,534)
Inventories	(245,192)	23,034
Prepaid expense and other assets	(129,427)	(33,179)
Accounts payable	1,132,410	429,033
Accrued expenses	1,594,468	776,548
Deferred Revenue	(64,000)	69,000
Net cash used in operating activities:	(3,371,413)	(3,855,166)
Cash flow from investing activities:
Purchase of fixed assets	(101,409)	(162,761)
Purchase of intangibles	(19,828)	(53,355)
Net cash used in investing activities	(121,237)	(216,116)

Cash flow from financing activities:
Proceeds from long-term and convertible debt	1,500,000	1,822,718
Principal payments on debt	(305,000)	-
Issuance of preferred stock	2,055,000	-
Issuance of common stock	157,081	2,337,378
Net cash provided by (used in) financing activities	3,407,081	4,160,096

Net increase (decrease) in cash	(85,569)	88,814
Cash at beginning of period	101,953	13,139
Cash at end of period	16,384	101,953
Non cash transactions:
Conversion of debt to accrued liabilities	-	415,775
Common stock issued for accrued interest/bonus	694,500	402,669
Common stock issued to satisfy debt	480,616	2,318,568
Stock/warrant issued to satisfy accounts payable/Liabilities	-	100,521

See Notes to Financial Statements

SKYLINE MEDICAL INC .

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Skyline Medical Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. As of December 31, 2014, the registrant had 3,092,766 shares of common stock, par value $.01 per share, outstanding, adjusted for a 1-for-75 reverse stock split effective October 24, 2014. In this Report, all numbers of shares and per share amounts, as appropriate, have been stated to reflect the reverse stock split. Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid and filters to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY FMS products.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a stockholders’ deficit. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In September 2014, we filed a registration statement with the SEC in connection with a proposed public offering of common stock and warrants. We continue to pursue this public offering, with the intention of listing our common stock on NASDAQ, and we intend to update the registration statement as soon as possible following the filing of this report. We also are seeking additional financing through one or more private placements of securities.

Since inception to December 31, 2014, the Company raised approximately $9,168,000 in equity, inclusive of $2,055,000 from a private placement of Series A Convertible Preferred Stock, and $5,435,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers and created a new topic in the FASB Accounting Standards Codification ("ASC"), Topic 606. The new standard provides a single comprehensive revenue recognition framework for all entities and supersedes nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and also requires enhanced disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting

Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 during the year 2014.

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

Valuation of Intangible Assets

We review identifiable intangible assets for impairment in accordance with ASC 350 — Intangibles —Goodwill and Other, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our intangible assets are currently solely the costs of obtaining trademarks and patents. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management’s best estimate of the related risks and return at the time the impairment assessment is made. The Company wrote off the entire original STREAMWAY FMS product patent of $140,588 in June 2013. The balance represented intellectual property in the form of patents for our original STREAMWAY FMS product. The Company’s enhanced STREAMWAY FMS product has a new patent pending.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $19,394 in 2014, and there were no advertising expenses in 2013.

Research and Development

Research and development costs are charged to operations as incurred.  Research and development costs were approximately $394,000 and $235,000 for 2014 and 2013, respectively.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	December 31,	December 31,
	2014	2013

Finished goods	$88,362	$56,818
Raw materials	237,556	18,603
Work-In-Process	41,449	46,754
Total	$367,367	$122,175

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

Years
Computers and office equipment	3 - 7
Leasehold improvements	5
Manufacturing Tooling	3 - 7
Demo Equipment	3

The Company’s investment in Fixed Assets consists of the following:

	December 31, 2014	December 31, 2013
Computers and office equipment	$123,708	$61,505
Leasehold Improvements	23,874	23,614
Manufacturing Tooling	97,288	89,900
Demo Equipment	30,576
Total	275,446	175,019
Less: Accumulated Depreciation	78,967	16,909
Total Fixed Assets, Net	$196,479	$158,110

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

Tax years subsequent to 2011 remain open to examination by federal and state tax authorities.

Patents and Intellectual Property

On January 25th, 2014 the Company filed a non-provisional PCT Application No. PCT/US2014/013081 claiming priority from the U.S. Provisional Patent Application, number 61756763 which was filed one year earlier on January 25th, 2013. The Patent Cooperation Treaty (“PCT”) allows an applicant to file a single patent application to seek patent protection for an invention simultaneously in each of the 148 countries of the PCT, including the United States. By filing this single “international” patent application through the PCT, it is easier and more cost effective than filing separate applications directly with each national or regional patent office in which patent protection is desired.

Our PCT patent application is for the new model of the surgical fluid waste management system. We obtained a favorable International Search Report from the PCT searching authority indicating that the claims in our PCT application are patentable (i.e., novel and non-obvious) over the cited prior art. A feature claimed in the PCT application is the ability to maintain continuous suction to the surgical field while measuring, recording and evacuating fluid to the facilities sewer drainage system. This provides for continuous operation of the STREAMWAY System unit in suctioning waste fluids, which means that suction is not interrupted during a surgical operation, for example, to empty a fluid collection container or otherwise dispose of the collected fluid.

The Company holds the following granted patents in the United States and a pending application in the United States on its earlier models: US7469727, US8123731 and U.S. Publication No. US20090216205 (collectively, the “Patents”). These Patents will begin to expire on August 8, 2023.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception through December 31, 2014, 3,092,766 shares of common stock have been issued between par value and $125.25. Operations since incorporation have primarily been devoted to raising capital, obtaining financing, development of the Company’s product, administrative services, customer acceptance and sales and marketing strategies.

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

On February 4, 2014, (the “Closing Date”) we raised $2,055,000 in gross proceeds from a private placement of Series A Convertible Preferred Stock, par value $0.01 (the “Preferred Shares”) pursuant to a Securities Purchase Agreement with certain investors (the Purchasers”) purchased 20,550 Preferred Shares, and warrants (the “Warrants”) to acquire an aggregate of approximately 21,334 shares of Common Stock. The Preferred Shares are convertible into shares of Common Stock at an initial conversion price of $19.50 per share of Common Stock. The Warrants are exercisable at an exercise price of $24.38 per share and expire five years from the Closing Date. If the Common Stock is not listed on the NASDAQ Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the Closing, the Company was required to issue additional Warrants to purchase additional shares of Common Stock, equal to 30% of the shares of Common Stock which the Preferred Shares each Purchaser purchased are convertible into. As of August 4, 2014, the Company issued additional warrants to purchase 61,539 shares to the Purchasers in connection with this provision.

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

In May 2013, the Company converted four (4) notes totaling $156,243, plus $11,169 in interest; issued in November 2012, the noteholders received 14,881 shares of common stock, par value $.01, at $7.50 per share. One of the noteholders was Dr. Samuel Herschkowitz who received 4,762 shares.

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

In November 2014, the Company issued 13,700 shares of common stock, par value $0.01, in escrow for debt settlement.

On December 31, 2014, the Company issued dividends to the Purchasers of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $19.50 per share. As a result 1,559 shares of common stock were issued to 16 holders of Preferred Shares.

For grants of stock options and warrants in 2014 the Company used a 1.44% to 2.75% risk-free interest rate, 0% dividend rate, 59% or 66% volatility and estimated terms of 5 or 10 years. Value computed using these assumptions ranged from $3.2006 to $13.9195  per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2012	168,856	$6.75	468,431	$9.75

Issued	239,816	6.75	343,196	9.00
Expired	(15,467)	18.00	(111,025)	13.50
Exercised	(7,472)	0.75	(238,682)	8.25

Outstanding at December 31, 2013	385,733	$6.75	461,920	$10.50

Issued	75,683	8.12	161,375	3.81
Expired	(7,879)	23.58	(81,851)	13.54
Exercised	(4,936)	1.76	(40,722)	8.38

Outstanding at December 31, 2014	448,601	$7.51	500,722	$7.95

At December 31, 2014, 429,930 stock options are fully vested and currently exercisable with a weighted average exercise price of $7.19 and a weighted average remaining term of 7.94 years. There are 500,722 warrants that are fully vested and exercisable. Stock-based compensation recognized in 2014 and 2013 was $723,367 and $3,700,070, respectively. The Company has $198,220 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 16 months.

The following summarizes the status of options and warrants outstanding at December 31, 2014:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options:
$0.75	7,333	6.52
$4.875	134	8.20
$5.25	2,031	7.62
$5.625	192,000	8.21
$5.925	23,206	8.22
$6.00	123,998	7.63
$6.50	3,845	10.00
$6.60	5,332	7.07
$8.25	3,636	9.76
$9.9375	3,019	8.54
$10.50	3,238	8.54
$11.25	13,666	8.08
$12.75	10,069	9.29
$13.875	2,160	9.25
$15.00	3,334	9.22
$17.25	40,261	9.19
$18.75	3,335	9.15
$20.25	4,940	9.01
$21.75	1,336	8.77
$23.85	1,260	8.75
$24.75	334	8.73
$25.6125	134	8.49
Total	448,601

Warrants:
$0.75	400	0.94
$6.00	102,857	3.20
$9.00	2,666	3.07
$11.25	204,200	3.02
$12.375	71,257	4.61
$12.38	5,557	4.85
$13.50	4,444	3.47
$14.85	23,612	3.41
$15.00	1,168	0.09
$20.25	1,481	4.13
$24.375	83,080	4.46
Total	500,722

Stock options and warrants expire on various dates from January 2015 to December 2024.

The shareholders approved an increase in authorized shares to 1,066,067 shares in an annual shareholder meeting held on June 22, 2010 and approved an increase in authorized shares to 2,666,667 shares in a special shareholder meeting held on September 7, 2011.

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

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of December 31, 2014 by year of grant:

Stock Options:
Year	Shares	Price
2011	11,666	.75
2012	126,029	5.25 – 6.00
2013	238,556	4.875 – 25.613
2014	72,350	6.50 – 18.75
Total	448,601	$.75 – 25.613

Warrants:
Year	Shares	Price
2010	400	.75
2012	71,368	11.25 – 15.00
2013	267,579	6.00 – 14.85
2014	161,375	12.375 – 24.375
Total	500,722	$.75 – 24.375

NOTE 4 – SHORT-TERM NOTES PAYABLE

On July 23, 2014, the Company entered into a Securities Purchase Agreement (the “SOK Securities Purchase Agreement”) with SOK Partners, LLC, an affiliate of the Company (“SOK”), pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $122,196 (the “SOK Note”), which SOK Note shall be convertible into a certain amount of shares (the “SOK Conversion Shares”) of Common Stock, in accordance with the terms of the SOK Note, and (ii) a warrant (the “SOK Warrant”) to initially acquire up to 5,431 additional shares of Common Stock (the “SOK Warrant Shares,” and collectively with the SOK Note, the SOK Warrant and the SOK Conversion Shares, the “SOK Securities”) for an aggregate purchase price of $100,000 (with the reduced principal amount as described below representing an approximately 8.7% original issue discount) (the “SOK Convertible Notes Offering”). Upon effectiveness of the Resale Registration Statement (as defined below) on September 9, 2014, the principal amount of the note was reduced to $108,696 and the number of warrants was reduced to 4,831 shares.

Also, on July 23, 2014, the Company entered into a Securities Purchase Agreement with 31 Group, LLC (an affiliate of Aegis Capital Corp., the underwriter for the Company’s pending public offering) pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $610,978 (subsequently reduced to $543,478) (the “31 Group Note”), which shall be convertible into a certain amount of shares of Common Stock, in accordance with the terms of the 31 Group Note, (ii) a warrant (the “31 Group Warrant”) to initially acquire up to 27,155 additional shares of Common Stock (subsequently reduced to 24,155 shares) (the “31 Group Conversion Shares,” and collectively with the 31 Group Note, the 31 Group Warrant and the 31 Conversion Shares, the “31 Group Securities”) for an aggregate purchase price of $500,000 (representing an approximately 8.7% original issue discount) (the “31 Group Convertible Notes Offering”).

On July 31, 2014, August 8, 2014, August 12, 2014, September 4, 2014 and September 5, 2014, the Company entered into Securities Purchase Agreements (collectively, the “Affiliate Securities Purchase Agreements”) with certain affiliates of the Company and certain persons with whom the Company was required to have a pre-existing relationship (the “Affiliates”) pursuant to which the Company agreed to issue and sell (i) senior convertible notes, in an original aggregate principal amount of $1,069,222 (subsequently reduced to $951,086) (the “Affiliate Notes”), which Affiliate Notes shall be convertible into a certain amount of shares (the “Affiliate Conversion Shares”) of the Company’s Common Stock in accordance with the terms of the Affiliate Notes, and (ii) warrants (the “Affiliate Warrants”) to initially acquire up to 48,879 additional shares of Common Stock (subsequently reduced to 42,271 shares) (the “Affiliate Warrant Shares,” and collectively with the Affiliate Notes, the Affiliate Warrants and the Affiliate Conversion Shares, the “Affiliate Securities”) for an aggregate purchase price of $875,000 (representing an approximately 8.7% original issue discount) (the “Affiliate Convertible Notes Offering”).

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

In October 2014, the 31 Group LLC converted $40,000 of their note, and one of the affiliate investors converted $80,000 of their note.

On November 18, 2014, one of the other affiliate investors converted their entire note totaling $280,615.81.

On December 31, 2014, the SOK Note, 31 Group Note and the Affiliates Note had a combined amortization of $137,470. At the same point in time the SOK Note, the 31 Group Note and the Affiliates Note had a combined original issue discount of $56,627.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Year Ended
	December 31,
	2014	2013
Numerator:
Net loss available in basic and diluted calculation	$(6,833,568)	$(9,406,304)

Denominator:
Weighted average common shares outstanding-basic	2,990,471	2,026,115

Effect of dilutive stock options and warrants (1)	-	-

Weighted average common shares outstanding-diluted	2,990,471	2,026,115

Loss per common share-basic and diluted	$(2.29)	$(4.64)

(1) The number of shares underlying options and warrants outstanding as of December 31, 2014 and December 31, 2013 are 949,323 and 847,777, respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

NOTE 6– INCOME TAXES

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

At December 31, 2013, the Company had approximately $13.0 million of gross NOLs to reduce future federal taxable income, the majority  of which are expected to be available for use in 2015, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $13.6 million of gross NOLs to reduce future state taxable income at December 31, 2013, which will expire in years 2022 through 2033 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2013, the federal and state valuation allowances were $6.0 million and $1.2 million, respectively.

At December 31, 2014, the Company had approximately $18.7 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2015, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $12.4 million of gross NOLs to reduce future state taxable income at December 31, 2014, which will expire in years 2022 through 2034 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2014, the federal and state valuation allowances were $8.1 million and $1.0 million, respectively.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at December 31, 2014 and December 31, 2013 are as follows:

	December 31,	December 31,
	2013	2012

Deferred Tax Asset:
Net Operating Loss	$7,919,000	$3,259,000
Other	1,150,000	59,000
Total Deferred Tax Asset	9,069,000	3,318,000
Less Valuation Allowance	9,069,000	3,318,000
Net Deferred Income Taxes	$—	$—

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $64,753 and $61,150 for 2014 and 2013, respectively.

The Company’s rent obligation for the next four years are as follows:

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

The January 1, 2009 valuation was computed using the Black-Scholes valuation model based upon a 2.5-year expected term, an expected volatility of 63%, an exercise price of $34.50 per share, a stock price of $26.25, a zero dividend rate and a 1.37% risk free interest rate. Subsequent to January 1, 2009 these warrants were re-valued at the end of each quarter and a gain or loss was recorded based upon their increase or decrease in value during the quarter. Likewise, new warrants that were issued during 2009 and 2010 were valued, using the Black- Scholes valuation model on their date of grant and an entry was made to reduce paid-in capital and increase the liability for equity-linked financial instruments. These warrants were also re-valued at the end of each quarter based upon their expected life, the stock price, the exercise price, assumed dividend rate, expected volatility and risk free interest rate. A significant reduction in the liability was realized in 2010 primarily due to a reduction from $37.50 to $16.50 per share in the underlying stock price. The Company realized a slight increase in the liability for existing warrants during the first quarter of 2012. In 2013 there was a significant decrease in the liability primarily due to current expirations and the amount of warrants reaching expiration in the near term. In 2014, all warrants expired and the liability was reduced to zero.

The inputs to the Black-Scholes model during 2009 through 2014 were as follows:

Stock price	$ 3.75 - $37.50
Exercise price	$ .75 - $24.38
Expected life	2.0 to 6.5 years
Expected volatility	59%
Assumed dividend rate	- %
Risk-free interest rate	.13% to 2.97%

The original valuations, annual gain (loss) and end of year valuations are shown below:

	Initial Value	Annual Gain (Loss)	Value at 12/31/09	2010 Gain (Loss)	Value at 12/31/10	2011 Gain (Loss)	Value at 12/31/2011	2012 Gain (Loss)	Value at 12/31/2012	2013 Gain (Loss)	Value at 12/31/2013	2014 Gain (Loss)	Value at 12/31/2014
January 1, 2009 adoption	$479,910	$(390,368)	$870,278	$868,772	$1,506	$(88,290)	$89,796	$(21,856)	$111,652	$100,053	$11,599	$11,599	$-
Warrants issued in quarter ended 6/30/2009	169,854	20,847	149,007	147,403	1,604	(4,689)	6,293	6,293	-	-	-	-	-
Warrants issued in quarter ended 9/30/2009	39,743	(738)	40,481	40,419	62	(1,562)	1,624	910	714	714	-	-	-
Warrants is used in quarter ended 12/31/2009	12,698	617	12,081	12,053	28	(724)	752	415	337	337	-	-	-
Subtotal	702,205		1,071,847
Warrants issued in quarter ended 3/31/2010	25,553			25,014	539	(5,570)	6,109	3,701	2,408	2,408	-	-	-
Warrants issued in quarter ended 6/30/2010	31,332			30,740	592	(6,122)	6,714	6,083	631	631	-	-	-
Warrants issued in quarter ended 9/30/2010	31,506			20,891	10,615	(44,160)	54,775	1,338	53,437	53,437	-	-	-
Total	$790,596	$(369,642)	$1,071,847	$1,145,292	$14,946	$(151,117)	$166,063	$(3,116)	$169,179	$157,580	$11,599	$11,599	$-

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

In the Forbearance Agreement, Dr. Herschkowitz agreed to forbear from exercising any of his rights arising under the Herschkowitz Note or the Herschkowitz Note Purchase Agreement with respect to the existing defaults against the Company, subject to the limitations set forth in the letter agreement and without releasing or waiving any future breach of the letter agreement. He further agreed to forbear from exercising any rights with respect to events of default, security interests in the collateral and other similar remedies against the Company or his interests under the Herschkowitz Note or the Herschkowitz Note Purchase Agreement until the occurrence of an event of default under the Herschkowitz Note: (a) that does not constitute an existing default; and (b) occurs and accrues after the date of the letter agreement.

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

In the event that the Company consummated the following series of transactions on or prior to June 30, 2013: (i) a merger or similar transaction with a public shell company, (ii) raising between $2 million and $4 million through an offering of the securities of the public shell company concurrent with or subsequent to the shell merger; and (iii) listing the Company’s shares on NASDAQ pursuant to an underwritten offering of the Company’s securities resulting in gross proceeds of between $5 million and $30 million, then the Company would have to be required to deliver to Dr. Herschkowitz the following compensation: (A) $75,000 upon consummating the shell merger, (B) $150,000 upon consummating the qualifying financing round; and (C) 3% of the gross proceeds of the NASDAQ underwriting, which payment shall under no circumstances be less than $200,000 or greater than $1,000,000. The Company was also required to reimburse Dr. Herschkowitz at his actual out-of-pocket cost for reasonable expenses incurred in connection with the shell transactions, with a maximum limit of $10,000 for such expenses.

In connection with the extension of the due date for the Herschkowitz Note and the SOK Note on March 6, 2013, the milestone fees were revised. The following fees were payable to Dr. Herschkowitz in the event that the Company consummates the following series of transactions on or prior to December 31, 2013: (i) financing raising not less than $1 million, compensation of $75,000; (ii) a going private transaction, compensation of $200,000 or greater; and (iii) 3% of the gross proceeds of the NASDAQ underwriting, which payment shall under no circumstances be less than $200,000 or greater than $3,000,000. In May 2013 Dr. Herschkowitz received $75,000 after the Company surpassed raising $1 million.

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

NOTE 10 – RETIREMENT SAVINGS PLANS

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2013, and again in 2014, we matched 100%, of the employee’s contribution up to 4.0% of their earnings. The employer contribution was $37,730 and $32,790 in 2014 and 2013. There were no discretionary contributions to the plan in 2014 and 2013.

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

Note 12 – Supplemental Cash Flow Data

Cash payments for interest were $47,111 and $57,281 for the fiscal years ended December 31, 2014 and December 31, 2013, respectively.

 Schedule II

Valuation and Qualifying Accounts

(None)

