Form 10-Q
period 2015-03-31
Skyline Medical Inc.
filed 2015-05-18
CIK 1446159

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 8, 2015, the registrant had 3,280,600 shares of common stock, par value $.01 per share, outstanding.

 SKYLINE MEDICAL INC.

  PART 1. FINANCIAL INFORMATION
 Item 1. Condensed Financial Statements

SKYLINE MEDICAL INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
.
Current Assets:
Cash	$3,453	$16,384
Accounts Receivable	90,033	57,549
Inventories	301,389	367,367
Prepaid Expense and other assets	79,290	190,015
Total Current Assets	474,165	631,315

Fixed Assets, net	171,313	196,479
Intangibles, net	79,439	73,183

Total Assets	$724,917	$900,977

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	2,464,163	2,194,518
Accrued Expenses	2,623,480	3,066,379
Short-term note payable net of discounts of $95,801 and $194,097 (See Note 4)	907,242	937,424
Deferred Revenue	71,338	5,000
Total Current Liabilities	6,066,223	6,203,321

Accrued Expenses	203,456	213,883

Total Liabilities	$6,269,679	$6,417,204
Commitments and Contingencies	-	-
Stockholders’ Deficit:
Series A Convertible Preferred Stock, $.01 par value, $100 Stated Value, 10,000,000 authorized, 20,550 outstanding	206	206
Common Stock, $.01 par value, 10,666,667 authorized, 3,142,737 and 3,092,766 outstanding	31,426	30,927
Additional paid-in capital	30,320,907	30,093,745
Accumulated Deficit	(35,897,301)	(35,641,105)
Total Stockholders' Deficit	(5,544,762)	(5,516,227)
Total Liabilities and Stockholders' Deficit	$724,917	$900,977

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$151,274	$70,220

Cost of goods sold	95,968	31,083

Gross margin	55,306	39,137

General and administrative expense	(127,795)	1,179,281

Operations expense	21,317	265,274

Sales and marketing expense	233,957	204,920

Interest expense	153,622	18,123

Loss (gain) on valuation of equity-linked financial instruments	-	(11,468)

Total Expense	281,101	1,656,130

Net loss available to common shareholders	$(225,795)	$(1,616,993)

Loss per common share - basic and diluted	$(0.07)	$(0.55)

Weighted average shares used in computation - basic and diluted	3,100,244	2,949,651

See Notes to Condensed Financial Statements

 SKYLINE MEDICAL INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

		Common Stock
	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at 12/31/13	$-	2,932,501	$29,325	$25,449,636	$(28,697,415)	$(3,218,454)
Shares issued for cashless warrant exercise at $15.00 per share		1,728	17	1,279		1,296
Shares issued for option exercise at $1.25 per share		4,336	43	5,387		5,430
Shares issued at $20.63 per share as Investor Relations compensation		2,000	20	41,230		41,250
Shares issued for cashless warrant exercise at $12.75 per share		3,323	33	2,460		2,493
Shares issued for an option exercise at $5.25 per share		267	3	1,397		1,400
Shares issued for cashless warrant exercise at $.75 per share		2,174	22	1,608		1,630
Shares issued for warrant exercise at $13.50 per share		2,667	27	35,973		36,000
Shares issued at $18.75 per share as Investor Relations compensation		1,333	13	24,987		25,000
Reduction in escrow account per settlement agreement		(4,444)	(44)	(3,289)		(3,333)
Shares issued for cashless warrant exercise at $7.50 per share		4,807	48	3,557		3,605
Shares issued for cashless warrant exercise at $5.63 per share		3,112	31	2,302		2,333
Shares issued for cashless warrant exercise at $12.75 per share		299	3	221		224
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		972	10	18,909	(18,919)	-
Vesting Expense				705,434		705,434

Options issued as part of employee bonus				694,500		694,500
Shares issued for combined cashless and cash warrant exercise @ $11.25 per share.		7,778	78	52,422		52,500
Issuance of Preferred stock	206			2,054,795		2,055,001

Shares issued to Investor Relations consultant exercisable at $11.25 per share		2,133	21	23,979		24,000
Shares issued to Investor Relations consultant exercisable at $18.75 per share		1,333	13	24,987		25,000
Shares issued for cashless warrant exercise at $13.50 per share		3,725	37	2,757		2,794
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,384	(30,400)	-
Value of equity instruments issued with debt				313,175		313,175
Shares issued for cashless warrant exercise at $9.75 per share		1,410	14	1,044		1,058
Shares issued for a cash warrant exercise at $5.63 per share		11,111	111	62,389		62,500
Shares issued for an option exercise at $5.25 per share		333	3	1,747		1,750
Shares issued for a note conversion at $6.68 per share		3,018	30	19,970		20,000
Shares issued for a note conversion at $6.68 per share		3,019	30	19,970		20,000
Shares issued for a note conversion at $5.85 per share		3,435	34	19,966		20,000
Shares issued for a note conversion at $5.03 per share		3,894	38	19,962		20,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,385	(30,401)	-

Shares issued for a note conversion at $5.14 per share		3,894	39	19,961		20,000
Shares issued for a note conversion at $5.00 per share		3,997	40	19,960		20,000
Shares issued for a note conversion at $5.26 per share		3,804	38	19,962		20,000
Shares issued for a note conversion at $5.26 per share		5,706	57	29,943		30,000
Shares issued for a note conversion at $5.95 per share		5,044	50	29,950		30,000
Shares issued into an escrow account per settlement agreement		13,700	137			137
Shares issued for a note conversion at $5.05 per share		55,568	556	280,060		280,616
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,385	(30,402)	(1)
Shares adjusted for rounding per reverse stock split		106	1	1		2
Net loss					(6,833,568)	(6,833,568)
Balance at 12/31/2014	$206	3,092,766	$30,927	$30,093,745	$(35,641,105)	$(5,516,227)
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Adjustment as converted to common shares at $9.75 per share		3,122	31	(31)		-
Reduction in escrow account per settlement agreement		(4,444)	(44)	(3,289)		(3,333)
Shares issued for a note conversion at $2.90 per share		3,447	34	9,966		10,000
Shares issued for a note conversion at $2.96 per share		6,762	68	19,932		20,000
Shares issued for a note conversion at $2.91 per share		10,313	103	29,897		30,000
Shares issued for a note conversion at $2.77 per share		12,098	120	33,358		33,478
Shares issued for a note conversion at $2.25 per share		15,552	156	34,844		35,000

Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $9.75 per share		3,121	31	30,369	(30,401)	(1)
Vesting Expense				72,116		72,116
Net loss				-	(225,795)	(225,795)
Balance @ 3/31/2015	$206	3,142,737	$31,426	$30,320,907	$(35,897,301)	$(5,544,762)

See Notes to Financial Statements

 SKYLINE MEDICAL INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flow from operating activities:
Net loss	(225,795)	(1,616,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,874	9,385
Vested stock options and warrants	72,116	273,420
Equity instruments issued for management and consulting	(3,333)	62,917
Amortization of debt discount	98,296	-
Loss on Sales of Equipment	6,736	-
(Gain) loss on valuation of equity-linked instruments		(11,468)
Changes in assets and liabilities:
Accounts receivable	(32,484)	33,391
Inventories	65,978	(269,392)
Prepaid expense and other assets	110,725	(62,057)
Accounts payable	269,645	40,535
Accrued expenses	(453,327)	(212,181)
Deferred Revenue	66,338	-
Net cash used in operating activities:	(5,231)	(1,752,443)
Cash flow from investing activities:
Purchase of fixed assets	-	(72,377)
Purchase of intangibles	(7,700)	(14,226)
Net cash used in investing activities	(7,700)	(86,603)

Cash flow from financing activities:
Proceeds from long-term and convertible debt	-	20,000
Principal payments on debt	-	(300,000)
Issuance of preferred stock	-	2,055,000
Issuance of common stock	-	92,831
Net cash provided by (used in) financing activities	-	1,867,831

Net increase (decrease) in cash	(12,931)	28,785
Cash at beginning of period	16,384	101,953
Cash at end of period	3,453	130,738
Non cash transactions:

Common stock issued for accrued interest/bonus	-	694,500
Common stock issued to satisfy debt	128,478	-

See Notes to Condensed Financial Statements

 SKYLINE MEDICAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Amounts presented at and for the three months ended March 31, 2015 and March 31, 2014 are unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Skyline Medical Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. As of March 31, 2015, the registrant had 3,142,737 shares of common stock, par value $.01 per share, outstanding, adjusted for a 1-for-75 reverse stock split effective October 24, 2014. In this Report, all numbers of shares and per share amounts, as appropriate, have been stated to reflect the reverse stock split. Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid and filters to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY FMS products.

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

Since inception to March 31, 2015, the Company raised approximately $9,168,000 in equity, inclusive of $2,055,000 from a private placement of Series A Convertible Preferred Stock, and $5,435,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $917 in the three months ended March 31, 2015 and were $6,543 in the three months ended March 31, 2014.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $62,662 in the three months ended March 31, 2015 and $118,351 for March 31, 2014.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	March 31,	December 31,
	2015	2014

Finished goods	$65,459	$88,362
Raw materials	221,996	237,556
Work-In-Process	13,934	41,449
Total	$301,389	$367,367

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:
Years
Computers and office equipment	3 - 7
Leasehold improvements	5
Manufacturing tooling	3 - 7
Demo Equipment	3

The Company’s investment in Fixed Assets consists of the following:

	March 31, 2015	December 31, 2014
Computers and office equipment	$123,708	$123,708
Leasehold improvements	23,874	23,874
Manufacturing tooling	97,288	97,288
Demo Equipment	22,141	30,576
Total	267,011	275,446
Less: Accumulated depreciation	95,698	78,967
Total Fixed Assets, Net	$171,313	$196,479

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets consist of trademarks and patent costs. Amortization expense was $1,444 in the three months ended March 31, 2015, and was $0 in the three months ended March 31, 2014. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified.

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

Subsequent Events

Convertible Notes Issued in 2015. On April 8, 2015, the Company entered into a securities purchase agreement with a private investor, pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $125,000 (the “April 2015 Note”), which shall be convertible into a certain amount of shares of Common Stock, in accordance with the terms of the April 2015 Note, for an aggregate purchase price of $100,000 (representing an approximately 20% original issue discount (the “April 2015 Convertible Notes Offering”). The terms of the April 2015 Note are substantially similar to those of the 2014 Convertible Notes.

Convertible Notes Issued in 2015. On May 8, 2015, the Company entered into a securities purchase agreement with a private investor, pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $150,000 (the “May 2015 Note”), which shall be convertible into a certain amount of shares of Common Stock, in accordance with the terms of the May 2015 Note (the “May 2015 Convertible Notes Offering”). The terms of the May 2015 Note are substantially similar to those of the 2014 Convertible Notes.

Interim Financial Statements

The Company has prepared the unaudited interim financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the interim periods. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto contained in the Form 10-K filed with the SEC on April 30, 2015. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to May 6, 2015, 3,142,737 shares of common stock have been issued between par value and $125.25. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services, customer acceptance and sales and marketing strategies.

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

In January 2015, the Company issued a dividend adjustment to the Purchasers of the Preferred Shares as described above. Certain previous dividends paid were calculated with an exercise price of $19.50 per share, but should have been calculated at $9.75 per share. As a result 3,122 shares of common stock were issued to 16 holders of Preferred Shares.

On March 31, 2015, the Company issued dividends to the Purchasers of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $9.75 per share. As a result 3,121 shares of common stock were issued to 16 holders of Preferred Shares.

For grants of stock options and warrants in 2015 the Company used a 1.66% to 1.94% risk-free interest rate, 0% dividend rate, 59% to 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $2.5227 to $5.5695 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2013	385,733	$6.75	461,920	$10.50

Issued	75,683	8.12	161,375	3.81
Expired	(7,879)	23.58	(81,851)	13.54
Exercised	(4,936)	1.76	(40,722)	8.38

Outstanding at December 31, 2014	448,601	$7.51	500,722	$7.95

Issued	7,245	3.45	1,690	9.75
Expired	(7,136)	13.55	(1,167)	15.00
Exercised	-	-	-	-

Outstanding at March 31, 2015	448,710	$7.47	501,245	$7.94

At March 31, 2015, 440,208 stock options are fully vested and currently exercisable with a weighted average exercise price of $7.14 and a weighted average remaining term of 7.58 years. All warrants are fully vested and exercisable. Stock-based compensation recognized for the three months ending March 2015 and March 2014 was $72,116 and $259,339, respectively. The Company has $90,796 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over a weighted average period of approximately 12 months.

The following summarizes the status of options and warrants outstanding at March 31, 2015:

	Range of Prices	Shares	Weighted Remaining Life
Options
	$0.75	7,333	6.27
	$3.45	7,245	10.00
	$4.875	134	7.95
	$5.25	2,031	7.44
	$5.625	192,000	7.96
	$5.925	23,206	7.97
	$6.00	123,998	7.38
	$6.50	3,845	9.76
	$6.600	5,332	6.82
	$8.250	3,636	9.51
	$9.9375	3,019	8.29
	$10.500	3,238	8.29
	$11.25	13,666	7.85
	$12.75	3,401	9.03
	$13.875	2,160	9.01
	$15.00	3,334	8.97
	$17.25	40,261	8.94
	$18.75	3,334	8.90
	$20.25	4,940	8.76
	$21.75	1,336	8.53
	$23.850	1,260	8.51

		448,710
Warrants
	$0.75	400	0.69
	$6.00	102,857	2.96
	$9.00	2,666	2.82
	$9.75	63,232	4.23
	$11.25	204,201	2.77
	$12.375	71,257	4.36
	$12.38	5,557	4.61
	$13.50	4,444	3.22
	$14.850	23,612	3.17
	$20.25	1,481	3.88
	$24.375	21,538	3.85
		501,245

Stock options and warrants expire on various dates from December 2015 to March 2025.

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

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of March 31, 2015 by year of grant:

Stock Options:
Year	Shares	Price
2011	11,666	$0.75
2012	126,029	5.25 - 6.00
2013	238,088	4.875 - 23.85
2014	65,681	6.50 – 18.75
2015	7,245	3.45
Total	448,710	$.75 - 23.85

Warrants:
Year	Shares	Price
2010	400	0.75
2011	-	-
2012	70,201	11.25
2013	267,579	6.00- 14.85
2014	161,375	9.75 – 24.375
2015	1,690	$9.75
Total	501,245	$0.75 - 24.375

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

In March 2015, the 31 Group LLC converted an aggregate of $98,478 of their note, and one of the affiliate investors converted $30,000 of their note.

On March 31, 2015, the SOK Note, 31 Group Note and the Affiliates Note had a combined amortization of $67,850. At the same point in time the SOK Note, the 31 Group Note and the Affiliates Note had a combined original issue discount of $27,951.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss available in basic and diluted calculation	$(225,795)	$(1,616,993)

Denominator:
Weighted average common shares outstanding-basic	3,100,244	2,949,651

Effect of diluted stock options and warrants (1)	-	-

Weighted average common shares outstanding-basic	3,100,244	2,949,651

Loss per common share-basic and diluted	$(0.07)	$(0.55)

(1) The number of shares underlying options and warrants outstanding as of March 31, 2015 and March 31, 2014 are 949,955 and 852,807 respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

At March 31, 2015, the Company had approximately $18.9 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2015, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $12.6 million of gross NOLs to reduce future state taxable income at December 31, 2014, which will expire in years 2022 through 2034 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2014, the federal and state valuation allowances were $8.1 million and $1.0 million, respectively.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014

Deferred Tax Asset:
Net Operating Loss	$7,919,000	$7,919,000
Other	1,150,000	1,150,000
Total Deferred Tax Asset	9,069,000	9,069,000
Less Valuation Allowance	9,069,000	9,069,000
Net Deferred Income Taxes	$—	$—

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $18,433 and $17,609 for the three months ended March 31, 2015 and March 31, 2014 respectively.

The Company’s rent obligation for the next five years is as follows:

2015	$27,750
2016	$38,000
2017	$39,000
2018	$3,600
2019	$-

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

The inputs to the Black-Scholes model during 2009 through 2014 were as follows:

Stock price	$ 3.75 to $37.50
Exercise price	$ .75 to $24.38
Expected life	2.0 to 6.5 years
Expected volatility	59%
Assumed dividend rate	- %
Risk-free interest rate	.13% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:

	Initial Value	Annual Gain (Loss)	Value at 12/31/09	2010 Gain (Loss)	Value at 12/31/10	2011 Gain (Loss)	Value at 12/31/2011	2012 Gain (Loss)	Value at1 2/31/2012	2013 Gain (Loss)	Value at 12/31/2013	2014 Gain (Loss)	Value at 12/31/2014

January 1, 2009 adoption	$479,910	$(390,368)	$870,278	$868,772	$1,506	$(88,290)	$89,796	$(21,856)	$111,652	$100,053	$11,599	$11,599	$-
Warrants issued in quarter ended 6/30/2009	169,854	20,847	149,007	147,403	1,604	(4,689)	6,293	6,293	-	-	-	-	-
Warrants issued in quarter ended 9/30/2009	39,743	(738)	40,481	40,419	62	(1,562)	1,624	910	714	714	-	-	-
Warrants issued in quarter ended 12/31/2009	12,698	617	12,081	12,053	28	(724)	752	415	337	337	-	-	-
Subtotal	702,205		1,071,847
Warrants issued in quarter ended 3/31/2010	25,553			25,014	539	(5,570)	6,109	3,701	2,408	2,408	-	-	-
Warrants issued in quarter ended 6/30/2010	31,332			30,740	592	(6,122)	6,714	6,083	631	631	-	-	-
Warrants issued in quarter ended 9/30/2010	31,506			20,891	10,615	(44,160)	54,775	1,338	53,437	53,437	-	-	-
Total	$790,596	$(369,642)	$1,071,847	$1,145,292	$14,946	$(151,117)	$166,063	$(3,116)	$169,179	$157,580	$11,599	$11,599	$-

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

Note 10 – Retirement Savings Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2015 and 2014, we matched 100%, of the employee’s contribution up to 4% of their earnings. The employer contribution was $98,062 and $67,323 for the three months ending March 31, 2015 and March 31, 2014, respectively.

Note 11 – Commitments and Contingencies

On July 17, 2014, Skyline Medical Inc. (the “Company”) and a stockholder entered into a settlement agreement and release (the “Settlement Agreement”) with Marshall Ryan (“Ryan”) and a company related to Ryan (together, the “Plaintiffs”). The settlement relates to a previously disclosed lawsuit by the Plaintiffs initiated in March 2014. Ryan is an engineer who previously worked with the Company on design of certain of the Company’s products. The lawsuit alleged among other things, breach of a 2008 consulting agreement, a 2006 manufacturing agreement and a 2006 supply agreement among the Plaintiffs and the Company, various claims of fraud and negligent misrepresentation, and breach of the duty of good faith and fair dealing

Under the Settlement Agreement, the parties have agreed that the lawsuit will be dismissed. The Company has agreed to pay Ryan an aggregate of $500,000 in various cash installments through April 25, 2015, which amount includes $200,000 in installments that are payable during the remainder of 2014. The Settlement Agreement, among other things, extinguishes any prior claims of Plaintiffs for royalties or other alleged rights to payments under their prior agreements with the Company. Payment of the outstanding balance under the Settlement Agreement will be accelerated if the Company raises $2 million or more of gross dollars in a single funding round or raises aggregate funding of $4 million of gross dollars on or before April 10, 2015. If the Company defaults on the required cash payments and fails to cure as provided in the Settlement Agreement, then Ryan will have the option to either sue Skyline to enforce the Settlement Agreement or rescind the Settlement Agreement, including returning all payments previously made thereunder.

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

On April 27, 2015, the Company entered into a Third Extension of Settlement Agreement (the “Third Extension”) with Ryan and the Plaintiffs. Under the Third Extension the parties have agreed that in consideration for this Memorandum of Understanding Skyline will pay Ryan $50,000 to be added to the current balance; Skyline will pay 18% interest on the current balance retroactive to certain dates; all payments will be made in full by no later than June 2, 2015, except that if Skyline obtains gross funding, as measured from all its funding and revenue beginning on April 1, 2015, in the amounts specified below, payment shall accelerate as follows: if Skyline obtains gross funding of at least $2,000,000 or more but less than $4,000,000, it shall immediately pay $250,000 to Ryan toward the current balance; if Skyline obtain gross funding of at least $4,000,000 or more, it shall immediately pay any portion of the current balance, third extension payment and interest not already paid. Additionally, incremental payments to be deducted from the current balance will be made in the following amounts: Skyline will pay $15,000 on or before May 29, 2015. The incremental payment, if made, will be deducted from the December 24, 2015 payment due pursuant to Paragraph 1.3 of the Settlement Agreement.

Darryl C. Demaray, Brady P. Farrell, Christopher S. Howell and Ronald W. Walters v. Skyline Medical Inc. On April 29, 2015, the plaintiffs filed an action in District Court in Dakota County, Minnesota against the Company.  The four plaintiffs are current or former employees of the Company who were or are each engaged as a Regional Sales Manager.  The action alleges, among other things, breach of employment agreements, failure to pay certain cash and non-cash compensation, negligent misrepresentation and unjust enrichment.  The plaintiffs are seeking the amounts they claim are due, in addition to, among other things, certain penalties and certain attorney’s fees and costs. The Company’s records indicate that certain amounts are owing to these individuals. The Company intends to defend against the claims vigorously.

Note 12 – Supplemental Cash Flow Data

Cash payments for interest were $9,661 for the three months ended March 31, 2015 and $18,138 for the three months ended March 31, 2014.

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

We currently have three Regional Sales Managers to sell the STREAMWAY System. In the first quarter of 2015 we have renewed a contract with an Independent Distributor covering New York and surrounding areas.

Since inception, we have been unprofitable. We incurred net losses of approximately $.2 million and $1.6 million for the three months ended March 31, 2015 and for the three months ended March 31, 2014, respectively. As of March 31, 2015 and March 31, 2014, we had an accumulated deficit of approximately $35.9 million and $30.3 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY FMS system and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product. We have sold eighty-two STREAMWAY units to date. We expect the revenue for STREAMWAY units to increase significantly at such time as the hospitals approve the use of the unit for their application and place orders for billable units. Trial basis units are either installed in or hung on the hospital room wall. The unit is connected to the hospital plumbing and sewer systems, as well as, the hospital vacuum system. The unit remains on the customer site for 2 – 4 weeks, as contracted, at no cost to the customer. However, the customer does purchase the disposable kits necessary to effectively operate the units. Once the trial period has expired the unit is either returned to the Company or purchased by the customer. If purchased, at that time, the Company invoices the customer based upon a contracted price negotiated prior to the trial. We expect the revenue for STREAMWAY units to increase significantly at such time as the hospitals approve the use of the unit for their application and place orders for billable units. Trial basis units are either installed in or hung on the hospital room wall. The unit is connected to the hospital plumbing and sewer systems, as well as, the hospital vacuum system. The unit remains on the customer site for 2 – 4 weeks, as contracted, at no cost to the customer. However, the customer does purchase the disposable kits necessary to effectively operate the units. Once the trial period has expired the unit is either returned to the Company or purchased by the customer. If purchased, at that time, the Company invoices the customer based upon a contracted price negotiated prior to the trial.

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

Results of Operations

Revenue. The Company recognized $151,000 of revenue in the three months ended March 31, 2015 compared to $70,000 in revenue in the three months ended March 31, 2014. The revenue in the first quarter of 2015 included the sale of 5 STREAMWAY FMS systems plus disposable sales totaling $84,000.

Cost of sales. Cost of sales in the three months ended March 31, 2015 was $96,000 and $31,000 in the three months ended March 31, 2014. The gross profit margin was approximately 37% in the three months ended March 31, 2015. Our margins were reduced in the first quarter as we replaced our original STREAMWAY units for the new iteration units at no charge to our customers. Our margins still vary as our initial production of the STREAMWAY has been released for sale. We expect our margins to increase over the remainder of the year as our manufacturing production becomes more consistent, and as increased sales allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution. Over the next several quarters, we expect increases in revenues to exceed increases in costs related to increasing manufacturing and sales capabilities.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses decreased by $1,307,000 from the three months ended March 31, 2015 compared to March 31, 2014. The decrease in the three month period was primarily due to the CEO and CFO waiving all prior year unpaid bonuses totaling approximately $544,000 and 93,000, respectively. There were also decreases of $55,000 in stock based compensation and $174,000 in investors stock compensation. Those decreases reflect less funding through private placements of our securities in the first quarter of 2015. Additional decreases were lower investor relations expenses, $89,000; lower legal fees, $98,000; lower audit fees, $43,000; and lower fee related expenses of $203,000 pursuant to an agreement with Dr. Herschkowitz and SOK Partners, LLC for finder’s fees pertinent to meeting stipulated fund raising levels met in 2014. There were increased cash expenses that partially offset the decreases. Corporate insurance increased by $36,000 in 2014 and we accrued $50,000 for expected penalties and interest due to late tax payments.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense decreased by $244,000 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The reduction in expense in the 2015 first quarter is primarily due to the COO waiving 2013 and 2014 unpaid bonuses totaling approximately $108,000, a $56,000 reduction in research and development expenses, $25,000 in less salaries due to reduced staff and $8,000 resulting from less stock based compensation for employees.  Operations expense in the next several quarters is expected to increase significantly as the Company expects to increase shipments of the Streamway unit as customers complete their evaluations and place orders for billable units. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased by $29,000 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Some of the increase, $75,000, pertained to the Company hiring additional in-house regional sales managers after the first quarter of 2014. Additionally, our commissions increased by $12,000 as we have expanded our sales. Some offsets were decreases in public relations costs of $11,000, trade show expenses of $12,000, advertising of $6,000 and travel expenses of $19,000.

Interest expense. Interest increased significantly in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. There was an increase of $135,000 in interest expense in the three-month period. The higher interest is due to amortization of debt discounts and interest for our convertible notes issued in the third quarter of 2014.

The (Gain)/Loss on revaluation of equity-linked financial instruments reflected zero gain or loss in the three months ended March 31, 2015 compared to a gain of $11,500 in the three months ended March 31, 2014. The result in the current period was from all warrants having expired previously.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $5,231 for the three months ended March 31, 2015 compared with net cash used of $1,752,000 for the 2014 period. The $1,746,000 decrease in cash used in operating activities was due to decreases in payments to vendors causing an increase to the accounts payable and accrued liabilities accounts, decreases in inventory through increased sales, and a reduction in prepaid expenses.

Cash flows used in investing activities was $7,700 for the three months ended March 31, 2015 and $87,000 for the three months ended March 31, 2014. Due to cash restrictions there were no additional purchases in fixed assets and minimal fees related to patents.

Net cash provided by financing activities was $0 for the three months ended March 31, 2015 compared to net cash provided of $1,900,000 for the three months ended March 31, 2014. There were no private placements in the first quarter of 2015.

Capital Resources

We had a cash balance of $3,400 as of March 31, 2015. Since our inception, we have incurred significant losses. As of March 31, 2015, we had an accumulated deficit of approximately $35,900,000.

From inception to March 31, 2015, our operations have been funded through a bank loan and private convertible debt of approximately $5,435,000 and equity investments totaling approximately $9,168,000. See “Historical Financing” below.

In the first quarter of 2015, we recognized $151,000 in revenues. Our product sales since the end of the first quarter have resulted in approximately $83,000 in revenues.

Plan of Financing; Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $35.9 million as of March 31, 2015. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding). We currently have no outstanding bank debt and no secured indebtedness.

We received $151,000 in revenues from product sales in the first quarter of 2015; however, our operating losses and negative cash flow have continued, including operating cash flows of a negative $5,000 in the first quarter of 2015, compared to a negative $1.8 million in the first quarter of 2014. We anticipate that we will continue to incur net losses at least through the next two quarters of 2015.

As we manage our cash resources, our cash balance continues to fluctuate depending on the timing of receipts of product revenues and continued financing transactions, as well as our need to pay for essential services and supplies to stay in operation. In April and May 2015, we raised gross proceeds of $100,000 and $150,000, respectively, from a private sale of convertible notes as described under “Historical Financing” below. These proceeds were used almost immediately, or will be used, to pay essential resources, in order to stay in operation. We are currently incurring negative operating cash flows of approximately $250,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

With limited cash available to fund our operating expenses, we have deferred or delayed payments to vendors, suppliers and service providers, opting instead to prioritize payments for personnel and essential resources. Our balance of debts, liabilities and cash obligations that are either considered past due or that will become due in calendar 2015 was approximately $6,365,480 as of March 31, 2015 and has continued to increase. We have negotiated payment arrangements with some of the parties to whom we owe payments, and in some cases we incur interest, late fees and penalties that cause our balance of obligations to increase further. Our outstanding debt at March 31, 2015 included $1,131,000 in principal amounts of convertible notes that are due and payable July 23, 2015, if not yet converted or redeemed. These notes are not subject to automatic conversion upon the completion of a qualified public offering. In connection with the contemplated public offering described below, the holders of a portion of such notes previously agreed, on a voluntary basis, to convert their notes at closing; however, this agreement to convert is no longer binding on the holders of the convertible notes.

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

As a result of the above factors, our independent registered public accounting firm has indicated in their audit opinion, contained in our financial statements included in our report on Form 10-K, that they have serious doubts about our ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Warrants are exercisable on any day on or after the date of issuance, have an exercise price of $24.375 per share, subject to adjustment, and a term of five years from the date they are first exercisable. However, a holder will be prohibited from exercising a Warrant if, as a result of such exercise, the holder, together with its affiliates, would exceed the Beneficial Ownership Limitation as described above for the Preferred Shares. If any Warrant has not been fully exercised prior to the first anniversary of the Closing and if during such period the Company has not installed or received firm purchase orders (accepted by the Company) for at least 500 STREAMWAY ® Automated Surgical Fluid Disposal Systems, then, the number of shares of Common Stock for which such Warrant may be exercised shall be increased 2.5 times.

As of July 23, 2014, in connection with the offering of convertible notes and warrants described below, the Company and the holders of at least the minimum number of Preferred Shares required to (i) waive certain covenants under the Securities Purchase Agreement for the Preferred Shares, dated February 4, 2014 (the “Preferred Stock SPA”), and (ii) consent to the automatic conversion of all outstanding Preferred Shares pursuant to Section 6(d) of the Certificate of Designation, filed January 27, 2014, setting forth the preferences, rights and limitations of the Preferred Shares (the “Certificate of Designation”), agreed to the following (the “Consent and Waiver”):

•
a waiver of the Company’s obligation under Section 6.12 of the Preferred Stock SPA to not enter into any contract, transaction or arrangement or issue any security or instrument that provides for forward pricing of shares of Common Stock (the “Forward PricingTransaction Restriction”) with respect to the offering of convertible notes and, following a Qualified Public Offering (as defined below), a waiver of the Forward Pricing Transaction Restriction for any subsequent offering of securities by the Company;

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

On December 31, 2014, the SOK Note, 31 Group Note and the Affiliate Notes had a combined amortization of $137,470. At the same point in time the SOK Note, the 31 Group Note and the Affiliate Notes had a combined original issue discount of $56,627. Additionally, as of March 31, 2015, the 31 Group, LLC converted $178,478 of their note. One of the affiliate investors also converted $150,000 of their note by March 31, 2015. As of December 31, 2014 another of the affiliate investors converted $280,616 comprising the balance of their note.

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

Convertible Notes Issued in 2015. On April 8, 2015, the Company entered into a securities purchase agreement with a private investor, pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $125,000 (the “April 2015 Note”), which shall be convertible into a certain amount of shares of Common Stock, in accordance with the terms of the April 2015 Note, for an aggregate purchase price of $100,000 (representing an approximately 20% original issue discount (the “April 2015 Convertible Notes Offering”). The terms of the April 2015 Note are substantially similar to those of the 2014 Convertible Notes.

Convertible Notes Issued in 2015. On May 8, 2015, the Company entered into a securities purchase agreement with a private investor, pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $150,000 (the “May 2015 Note”), which shall be convertible into a certain amount of shares of Common Stock, in accordance with the terms of the May 2015 Note, for an aggregate purchase price of $150,000 (the “May 2015 Convertible Notes Offering”). The terms of the May 2015 Note are substantially similar to those of the 2014 Convertible Notes.

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

All statements other than statements of historical facts, included in this report regarding the Company’s growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will”, “may”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. The Company does not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although Skyline believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable the Company cannot assure potential investors that these plans, intentions or expectations will be achieved. The Company discloses important factors that could cause the Company’s actual results to differ materially from its expectations in the “Risk Factors” section and elsewhere our Annual Report on Form 10-K for the year ended December 31, 2014. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 27, 2015, the Company entered into a Third Extension of Settlement Agreement (the “Third Extension”) with Ryan and the Plaintiffs. Under the Third Extension the parties have agreed that in consideration for this Memorandum of Understanding Skyline will pay Ryan $50,000 to be added to the current balance; Skyline will pay 18% interest on the current balance retroactive to certain dates; all payments will be made in full by no later than June 2, 2015, except that if Skyline obtains gross funding, as measured from all its funding and revenue beginning on April 1, 2015, in the amounts specified below, payment shall accelerate as follows: if Skyline obtains gross funding of at least $2,000,000 or more but less than $4,000,000, it shall immediately pay $250,000 to Ryan toward the current balance; if Skyline obtain gross funding of at least $4,000,000 or more, it shall immediately pay any portion of the current balance, third extension payment and interest not already paid. Additionally, incremental payments to be deducted from the current balance will be made in the following amounts: Skyline will pay $15,000 on or before May 29, 2015. The incremental payment, if made, will be deducted from the December 24, 2015 payment due pursuant to Paragraph 1.3 of the Settlement Agreement.

Darryl C. Demaray, Brady P. Farrell, Christopher S. Howell and Ronald W. Walters v. Skyline Medical Inc. On April 29, 2015, the plaintiffs filed an action in District Court in Dakota County, Minnesota against the Company.  The four plaintiffs are current or former employees of the Company who were or are each engaged as a Regional Sales Manager.  The action alleges, among other things, breach of employment agreements, failure to pay certain cash and non-cash compensation, negligent misrepresentation and unjust enrichment.  The plaintiffs are seeking the amounts they claim are due, in addition to, among other things, certain penalties and certain attorney’s fees and costs. The Company’s records indicate that certain amounts are owing to these individuals. The Company intends to defend against the claims vigorously.

ITEM 1A. Risk Factors

In addition to the other information set forth in the Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 with the exception of the amendment and replacement of the first risk factor below.

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

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the next two quarters of 2015. We had revenues of $151,000 in 2015, but we had negative operating cash flows of $5,231. As a result of our continued losses, our cash resources have not been sufficient to sustain our operations, and we have continued to depend on financing transactions to generate sufficient cash to stay in operation. As we manage our cash resources, our cash balance continues to fluctuate depending on the timing of receipt of product revenues and the proceeds of continued financing transactions, as well as the timing of our needs to pay for essential services and supplies to stay in operation. In April and May 2015 we raised gross proceeds of $100,000 and $150,000, respectively, from another private sale of convertible notes. These proceeds were used almost immediately, or will be used, to pay essential resources, in order to stay in operation. We are currently incurring negative operating cash flows of approximately $250,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

With limited cash available to fund our operating expenses, we have deferred or delayed payments to vendors, suppliers and service providers, opting instead to prioritize payments for personnel and essential resources. Our balance of debts, liabilities and cash obligations that are either considered past due or that will become due in calendar 2015 was approximately $6,365,480 as of March 31, 2015 and has continued to increase. We have negotiated payment arrangements with some of the parties to whom we owe payments, and in some cases we incur interest, late fees and penalties that cause our balance of obligations to increase further.

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

As a result of the above factors, our independent registered public accounting firm has indicated in their audit opinion, contained in our financial statements included in our annual report on Form 10-K, that they have serious doubts about our ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our transactions since January 1, 2015 involving sales of our securities that were not registered under the Securities Act:

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

SKYLINE MEDICAL INC.

Date: May 18, 2015	By:	/s/ Joshua Kornberg
Joshua Kornberg
President and Chief Executive Officer

Date: May 18, 2015	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

SKYLINE MEDICAL INC.
Form 10-Q

The quarterly period ended March 31, 2015

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