Form 10-Q
period 2015-06-30
Skyline Medical Inc.
filed 2015-08-10
CIK 1446159

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 6, 2015, the registrant had 3,312,863 shares of common stock, par value $.01 per share, outstanding.

 SKYLINE MEDICAL INC.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

SKYLINE MEDICAL INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
Current Assets:
Cash	$44,103	$16,384
Accounts Receivable	15,855	57,549
Inventories	257,668	367,367
Prepaid Expense and other assets	202,591	190,015
Total Current Assets	520,217	631,315

Fixed Assets, net	147,243	196,479
Intangibles, net	77,995	73,183

Total Assets	$745,455	$900,977

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	2,474,186	2,194,518
Accrued Expenses	3,474,043	3,066,379
Short-term notes payable net of discounts of $0 and $194,097 (See Note 4)	933,074	937,424
Deferred Revenue	8,375	5,000
Total Current Liabilities	6,889,678	6,203,321

Accrued Expenses	-	213,883
Total Liabilities	$6,889,678	$6,417,204
Commitments and Contingencies	-	-
Stockholders’ Deficit:
Series A Convertible Preferred Stock, $.01 par value, $100 Stated Value, 20,000,000 authorized, 20,550 outstanding	206	206
Common Stock, $.01 par value, 100,000,000 authorized, 3,312,863 and 3,092,766 outstanding	33,128	30,927
Additional paid-in capital	30,935,472	30,093,745
Accumulated Deficit	(37,113,029)	(35,641,105)
Total Stockholders' Deficit	(6,144,223)	(5,516,227)

Total Liabilities and Stockholders' Deficit	$745,455	$900,977

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$234,012	$318,293	$385,286	$388,513

Cost of goods sold	83,566	98,365	179,534	129,448

Gross Margin	150,446	219,928	205,752	259,065

General and administrative expense	856,219	1,330,222	728,424	2,509,504

Operations expense	151,313	291,584	172,630	556,859

Sales and marketing expense	139,026	319,303	372,983	524,223

Interest expense	189,215	14,773	342,837	32,897

Gain on valuation of equity-linked financial instruments	-	-	-	(11,469)

Total expense	1,335,773	1,955,882	1,616,874	3,612,014

Net loss available to common shareholders	$(1,185,327)	$(1,735,954)	$(1,411,122)	$(3,352,949)

Loss per common share basic and diluted	$(0.36)	$(0.58)	$(0.44)	$(1.13)

Weighted average shares used in computation, basic and diluted	3,263,356	2,968,279	3,182,706	2,958,965

See Notes to Condensed Financial Statements

 SKYLINE MEDICAL INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

		Common Stock

	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at 12/31/13	$-	2,932,501	$29,325	$25,449,636	$(28,697,415)	$(3,218,454)
Shares issued for cashless warrant exercise at $15.00 per share		1,728	17	1,279		1,296
Shares issued for option exercise at $1.25 per share		4,336	43	5,387		5,430
Shares issued at $20.63 per share as Investor Relations compensation		2,000	20	41,230		41,250
Shares issued for cashless warrant exercise at $12.75 per share		3,323	33	2,460		2,493
Shares issued for an option exercise at $5.25 per share		267	3	1,397		1,400
Shares issued for cashless warrant exercise at $.75 per share		2,174	22	1,608		1,630
Shares issued for warrant exercise at $13.50 per share		2,667	27	35,973		36,000
Shares issued at $18.75 per share as Investor Relations compensation		1,333	13	24,987		25,000
Reduction in escrow account per settlement agreement		(4,444)	(44)	(3,289)		(3,333)
Shares issued for cashless warrant exercise at $7.50 per share		4,807	48	3,557		3,605
Shares issued for cashless warrant exercise at $5.63 per share		3,112	31	2,302		2,333
Shares issued for cashless warrant exercise at $12.75 per share		299	3	221		224
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		972	10	18,909	(18,919)	-
Vesting Expense			-	705,434		705,434
Options issued as part of employee bonus			-	694,500		694,500

Shares issued for combined cashless and cash warrant exercise @ $11.25 per share.		7,778	78	52,422		52,500
Issuance of Preferred stock	206		-	2,054,795		2,055,001

Shares issued to Investor Relations consultant exercisable at $11.25 per share		2,133	21	23,979		24,000
Shares issued to Investor Relations consultant exercisable at $18.75 per share		1,333	13	24,987		25,000
Shares issued for cashless warrant exercise at $13.50 per share		3,725	37	2,757		2,794
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,384	(30,400)	-
Value of equity instruments issued with debt			-	313,175		313,175
Shares issued for cashless warrant exercise at $9.75 per share		1,410	14	1,044		1,058
Shares issued for a cash warrant exercise at $5.63 per share		11,111	111	62,389		62,500
Shares issued for an option exercise at $5.25 per share		333	3	1,747		1,750
Shares issued for a note conversion at $6.68 per share		3,018	30	19,970		20,000
Shares issued for a note conversion at $6.68 per share		3,019	30	19,970		20,000
Shares issued for a note conversion at $5.85 per share		3,435	34	19,966		20,000
Shares issued for a note conversion at $5.03 per share		3,894	38	19,962		20,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,385	(30,401)	-
Shares issued for a note conversion at $5.14 per share		3,894	39	19,961		20,000

Shares issued for a note conversion at $5.00 per share		3,997	40	19,960		20,000
Shares issued for a note conversion at $5.26 per share		3,804	38	19,962		20,000
Shares issued for a note conversion at $5.26 per share		5,706	57	29,943		30,000
Shares issued for a note conversion at $5.95 per share		5,044	50	29,950		30,000
Shares issued into an escrow account per settlement agreement		13,700	137			137
Shares issued for a note conversion at $5.05 per share		55,568	556	280,060		280,616
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,385	(30,402)	(1)
Shares adjusted for rounding per reverse stock split		106	1	1	-	2
Net loss			-	-	(6,833,568)	(6,833,568)
Balance at 12/31/2014	$206	3,092,766	$30,927	$30,093,745	$(35,641,105)	$(5,516,227)
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Adjustment as converted to common shares at $9.75 per share		3,122	31	(31)	-	-
Reduction in escrow account per settlement agreement		(4,444)	(44)	(3,289)		(3,333)
Shares issued for a note conversion at $2.90 per share		3,447	34	9,966		10,000
Shares issued for a note conversion at $2.96 per share		6,762	68	19,932		20,000
Shares issued for a note conversion at $2.91 per share		10,313	103	29,897		30,000
Shares issued for a note conversion at $2.77 per share		12,098	120	33,358		33,478
Shares issued for a note conversion at $2.25 per share		15,552	156	34,844		35,000

Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $9.75 per share		3,121	31	30,369	(30,401)	(1)
Shares issued for a note conversion at $2.00 per share		20,000	200	39,800		40,000
Shares issued for a note conversion at $2.27283 per share		87,997	880	199,120		200,000
Shares issued for a note conversion at $2.0179 per share		14,867	149	29,851		30,000
Shares issued for a note conversion at $2.00 per share		15,000	150	29,850		30,000
Shares issued for a note conversion at $1.92417 per share		12,993	130	24,870		25,000
Shares issued for a note conversion at $1.8578 per share		16,148	162	29,838		30,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $9.75 per share		3,121	31	30,371	(30,401)	1
Vesting Expense			-	302,981		302,981
Net loss			-	-	(1,411,122)	(1,411,122)
Balance @ 6/30/2015	$206	3,312,863	$33,128	$30,935,472	$(37,113,029)	$(6,144,223)

See Notes to Financial Statements

 SKYLINE MEDICAL INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flow from operating activities:
Net loss	$(1,411,122)	$(3,352,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,021	25,829
Vested stock options and warrants	302,981	369,636
Equity instruments issued for management and consulting	(3,333)	111,917
Amortization of debt discount	219,097	-
Penalty on debt provision	10,031	-
Loss on Sales of Equipment	13,102	-
(Gain) loss on valuation of equity-linked instruments	-	(11,469)
Changes in assets and liabilities:
Accounts receivable	41,694	(52,395)
Inventories	109,699	(238,488)
Prepaid expense and other assets	(12,576)	(88,936)
Accounts payable	279,669	563,224
Accrued expenses	193,781	790,158
Deferred Revenue	3,375	(64,000)
Net cash used in operating activities:	$(214,581)	$(1,947,473)
Cash flow from investing activities:
Purchase of fixed assets	-	(72,377)
Purchase of intangibles	(7,700)	(14,782)
Net cash used in investing activities	$(7,700)	$(87,159)
Cash flow from financing activities:
Proceeds from long-term and convertible debt	250,000	125,000
Principal payments on debt	-	(300,000)
Issuance of preferred stock	-	2,055,000
Issuance of common stock	-	92,831
Net cash provided by (used in) financing activities	$250,000	$1,972,831
Net increase (decrease) in cash	27,719	(61,802)
Cash at beginning of period	16,384	101,953
Cash at end of period	$44,103	$40,151
Non cash transactions:

Common stock issued for accrued interest/bonus	-	694,500
Common stock issued to satisfy debt	483,478	-

See Notes to Condensed Financial Statements

 SKYLINE MEDICAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Amounts presented at and for the three and six months ended June, 2015 and June, 2014 are unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Skyline Medical Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. As of June 30, 2015, the registrant had 3,312,863 shares of common stock, par value $.01 per share, outstanding. Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid and filters to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY FMS products.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a stockholders’ deficit. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In July 2015, we filed a registration statement with the SEC in connection with a proposed public offering of a Series B Convertible Preferred Stock and Series A Warrants (the “Units”). We continue to pursue this public offering, with the intention of listing our common stock and the Units on NASDAQ.

Since inception to June 30, 2015, the Company raised approximately $9,168,000 in equity, inclusive of $2,055,000 from a private placement of Series A Convertible Preferred Stock, and $5,685,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $500 and $1,417 in the three and six months ended June 30, 2015 and were $1,250 and $7,793 in the three and six months ended June 30, 2014.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $58,285 and $120,947 in the three and six months ended June 30, 2015 and were $131,285 and $249,636 in the three and six months ended June 30, 2014.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	June 30,	December 31,
	2015	2014

Finished goods	$46,845	$88,362
Raw materials	200,654	237,556
Work-In-Process	10,169	41,449
Total	$257,668	$367,367

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:
Years
Computers and office equipment	3 - 7
Leasehold improvements	5
Manufacturing tooling	3 - 7
Demo Equipment	3

The Company’s investment in Fixed Assets consists of the following:
	June 30, 2015	December 31, 2014
Computers and office equipment	$122,889	$123,708
Leasehold improvements	23,874	23,874
Manufacturing tooling	97,288	97,288
Demo Equipment	13,706	30,576
Total	257,757	275,446
Less: Accumulated depreciation	110,514	78,967
Total Fixed Assets, Net	$147,243	$196,479

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets consist of trademarks and patent costs. Amortization expense was $1,444 and $2,888 in the three and six months ended June 30, 2015, and was $0 in the three and six months ended June 30, 2014. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified.

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

Subsequent Events

As described in Note 3 below, on July 24, 2015, the Company amended its Certificate of Incorporation, pursuant to which the authorized common stock was increased to 100,000,000 shares of common stock and the authorized preferred stock was increased to 20,000,000 shares.

On February 4, 2014, the Company raised $2,055,000 in gross proceeds from a private placement of 20,550 shares of Series A Convertible Preferred Stock, par value $0.01, with a stated value of $100 per share (the “Series A Preferred Shares”) and warrants to purchase shares of the Company’s common stock.  In connection with the Company’s proposed offering of 1,666,667 units (the “Units”), each consisting of one share of the Company’s common stock, one share of the Company’s Series B Convertible Preferred Stock and four of the Company’s Series A Warrants, the holders of a majority of the Series A Preferred Shares have, as of July 20, 2015, agreed to exchange all of the outstanding Series A Preferred Shares for units with the same terms as the Units (the “Exchange Units”) such that for every dollar of stated value of Series A Preferred Shares tendered the holders will receive an equivalent value of Exchange Units based on the public offering price of the Units in this offering (the “Unit Exchange”).  Accordingly, assuming the public offering price for the Units is $9.00 per Unit, then all of the Series A Preferred Shares will be exchanged into 228,334 Exchange Units. The warrants that were issued in connection with the issuance of the Series A Preferred Shares will remain outstanding; however, the warrant amounts will be reduced so that the warrants will be exercisable into an aggregate of 84,770 shares of the Company’s common stock. The Unit Exchange is subject to and will be consummated currently with the consummation of the Company’s offering of Units. Each holder of Series A Preferred Shares that has agreed to the terms of the Unit Exchange has entered into the Exchange Agreement with the Company.  Upon effectiveness of the Unit Exchange, the Series A Preferred Shares will be cancelled and resume the status of authorized but unissued shares of preferred stock.

From July through September 2014, the Company entered into a series of securities purchase agreements pursuant to which the Company issued approximately $1.8 million original principal amount of convertible promissory notes (the “2014 Convertible Notes”) and warrants exercisable for shares of the Company’s common stock. The original principal amount of the 2014 Convertible Notes was subsequently reduced to approximately $1.6 million in accordance with their terms.  In April and May 2015, the Company issued and sold to Magna Equities II, LLC additional Convertible Notes in an aggregate original principal amount of $275,000 containing terms substantially similar to the 2014 Convertible Notes (the “2015 Convertible Notes” and, together with the 2014 Convertible Notes, the “Convertible Notes”).  As of June 30, 2015, $927,663 aggregate principal amount of Convertible Notes, plus accrued and unpaid interest thereto, has been converted into shares of the Company’s common stock and $933,073 aggregate principal amount of Convertible Notes remains outstanding. In connection with the Company’s proposed offering of Units, the holders of the Convertible Notes have agreed to not exercise their right to convert the Convertible Notes into shares of the Company’s common stock, in exchange for the Company’s agreement to redeem all of the outstanding Convertible Notes promptly following the consummation of the Company’s offering of Units at a redemption price equal to 140% of the principal amount, plus accrued and unpaid interest to the redemption date. The Company estimates that the total redemption price to redeem all outstanding Convertible Notes will be approximately $1.4 million. Of this amount, approximately $167,031 will be paid to its affiliates in redemption of their Convertible Notes.  Each holder of the Convertible Notes that has agreed to the foregoing terms has entered into an Amendment to Senior Convertible Notes and Agreement with the Company.

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

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to July 30, 2015, 3,312,863 shares of common stock have been issued between par value and $125.25. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services, customer acceptance and sales and marketing strategies.

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

The Warrants are exercisable on any day on or after the date of issuance, have an adjusted exercise price of $9.75 per share, subject to possible further adjustment, and a term of five years from the date they are first exercisable. However, a holder will be prohibited from exercising a Warrant if, as a result of such exercise, the holder, together with its affiliates, would exceed the Beneficial Ownership Limitation as described above for the Preferred Shares. If any Warrant has not been fully exercised prior to the first anniversary of the Closing and if during such period the Company has not installed or received firm purchase orders (accepted by the Company) for at least 500 STREAMWAY ® Automated Surgical Fluid Disposal Systems, then, the number of shares of Common Stock for which such Warrant may be exercised shall be increased to 2.5 times the previous amount. In January 2015, the number of shares of Common Stock for which each Warrant may be exercised was increased according to this provision. As described in Note 1 under “Subsequent Events”, the Company and the holders of the Preferred Shares have agreed to the exchange of the Preferred Shares for certain units, with an agreed-upon reduction in the number of shares for which each Warrant may be exercised.

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

On June 30, 2015, the Company issued dividends to Purchases of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $9.75 per share. As a result 3,121 shares of common stock were issued to 16 holders of Preferred Shares.

For grants of stock options and warrants in 2015 the Company used a 1.63% to 2.35% risk-free interest rate, 0% dividend rate, 59% to 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $0.2750 to $5.5695 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2013	385,733	$6.75	461,920	$10.50

Issued	75,683	8.12	161,375	3.81
Expired	(7,879)	23.58	(81,851)	13.54
Exercised	(4,936)	1.76	(40,722)	8.38

Outstanding at December 31, 2014	448,601	$7.51	500,722	$7.95

Issued	66,926	3.14	126,310	13.49
Expired	(7,136)	13.55	(1,567)	14.04
Exercised	-	-	-	-

Outstanding at June 30, 2015	508,391	$6.96	625,465	$9.06

At June 30, 2015, 501,723 stock options are fully vested and currently exercisable with a weighted average exercise price of $6.31 and a weighted average remaining term of 6.43 years. All warrants are fully vested and exercisable. Stock-based compensation recognized for the six months ending June 2015 and June 2014 was $302,981 and $352,762, respectively. The Company has $72,354 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over a weighted average period of approximately 9 months.

The following summarizes the status of options and warrants outstanding at June 30, 2015:

Range of Prices		Shares	Weighted Remaining Life
Options
	$0.75	7,333	6.02
	$3.10	59,681	10.00
	$3.45	7,245	9.76
	$4.875	134	7.70
	$5.25	2,031	7.19
	$5.625	192,000	7.71
	$5.925	23,206	7.72
	$6.00	123,998	7.13
	$6.50	3,845	9.51
	$6.60	5,332	6.57
	$8.25	3,636	9.26
	$9.9375	3,019	8.04
	$10.50	3,238	8.04
	$11.25	13,666	7.60
	$12.75	3,401	8.29
	$13.875	2,160	8.76
	$15.00	3,334	8.72
	$17.25	40,261	8.69
	$18.75	3,334	8.65
	$20.25	4,940	8.51
	$21.75	1,336	8.28
	$23.85	1,260	8.26

		508,391
Warrants
	$0.75	400	0.44
	$6.00	102,857	2.71
	$9.00	2,666	2.58
	$9.75	155,545	4.10
	$11.25	203,801	2.52
	$12.375	71,257	4.11
	$12.38	5,557	4.36
	$13.50	4,444	2.97
	$14.85	23,612	2.92
	$20.25	1,481	3.63
	$24.375	53,845	3.60
		625,465

Stock options and warrants expire on various dates from December 2015 to June 2025.

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

On July 24, 2015, an amendment to the Certificate of Incorporation became effective, pursuant to which the authorized common stock was to 100,000,000 shares of common stock and the authorized preferred stock was increased to 20,000,000 shares.

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of June 30, 2015 by year of grant:

Stock Options:
Year	Shares	Price
2011	11,666	$0.75
2012	126,029	5.25 - 6.00
2013	238,088	4.875 - 23.85
2014	65,681	6.50 – 18.75
2015	66,926	3.10 - 3.45
Total	508,391	$.75 - 25.613

Warrants:
Year	Shares	Price
2010	400	0.75
2011	-	-
2012	69,801	11.25
2013	267,579	6.00- 14.85
2014	161,375	12.375 – 24.375
2015	126,310	$9.75 – 24.375
Total	625,465	$0.75 - 24.375

NOTE 4 – SHORT-TERM NOTES PAYABLE

From July through September 2014, we entered into a series of securities purchase agreements pursuant to which we issued approximately $1.8 million original principal amount (subsequently reduced to approximately $1.6 million aggregate principal amount in accordance with their terms) of convertible promissory notes (the “2014 Convertible Notes”) and warrants exercisable for shares of our common stock for an aggregate purchase price of $1,475,000. Of this amount, we issued to SOK Partners, LLC, an affiliate of the Company, $122,196 original principal amount of the 2014 Convertible Notes and warrants exercisable for 5,431 shares of our common stock for an aggregate purchase price of $100,000. In April and May 2015, we issued and sold to a private investor additional Convertible Notes in an aggregate original principal amount of $275,000 for an aggregate purchase price of $250,000, containing terms substantially similar to the 2014 Convertible Notes (the “2015 Convertible Notes” and, together with the 2014 Convertible Notes, the “Convertible Notes”). No warrants were issued with the 2015 Convertible Notes.

Under a provision in the existing agreements, upon effectiveness of a resale registration statement covering certain shares, on September 9, 2014, the principal amount of the notes was reduced by 11%, to $1,603,260 and the number of Warrants was reduced by 11%, to 71,257 shares.

As of June 30, 2015, $927,663 aggregate principal amount of Convertible Notes, plus accrued and unpaid interest thereto, have been converted into shares of our common stock and $933,073 aggregate principal amount of Convertible Notes remains outstanding.

As described in Note 1 under “Subsequent Events”, in connection with the Company’s proposed offering of Units, the holders of the Convertible Notes have agreed to not exercise their right to convert the Convertible Notes into shares of the Company’s common stock, in exchange for the Company’s agreement to redeem all of the outstanding Convertible Notes promptly following the consummation of the Company’s offering of Units at a redemption price equal to 140% of the principal amount, plus accrued and unpaid interest to the redemption date. The Company estimates that the total redemption price to redeem all outstanding Convertible Notes will be approximately $1.4 million. Of this amount, approximately $167,031 will be paid to its affiliates in redemption of their Convertible Notes.  Each holder of the Convertible Notes that has agreed to the foregoing terms has entered into an Amendment to Senior Convertible Notes and Agreement with the Company.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss available in basic and diluted calculation	$(1,185,327)	$(1,735,954)	$(1,411,122)	$(3,352,949)

Denominator:
Weighted average common shares outstanding-basic	3,263,356	2,968,279	3,182,706	2,958,965

Effect of diluted stock options and warrants (1)	-	-	-	-

Weighted average common shares outstanding-basic	3,263,356	2,968,279	3,182,706	2,958,965

Loss per common share basic and diluted	$(0.36)	$(0.58)	$(0.44)	$(1.13)

(1) The number of shares underlying options and warrants outstanding as of June 30, 2015 and June 30, 2014 are 1,133,856 and 847,848 respectively. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

At June 30, 2015, the Company had approximately $19.9 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2015, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $12.6 million of gross NOLs to reduce future state taxable income at December 31, 2014, which will expire in years 2022 through 2034 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2014, the federal and state valuation allowances were $8.1 million and $1.0 million, respectively.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014

Deferred Tax Asset:
Net Operating Loss	$7,919,000	$7,919,000
Other	1,150,000	1,150,000
Total Deferred Tax Asset	9,069,000	9,069,000
Less Valuation Allowance	9,069,000	9,069,000
Net Deferred Income Taxes	$—	$—

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $15,823 and $34,256 for the three and six months ended June 30, 2015 and was $15,447 and $33,056 for the three and six months ended June 30, 2014 respectively.

The Company’s rent obligation for the next five years is as follows:

2015	$18,500
2016	$38,000
2017	$39,000
2018	$3,600
2019	$-

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

The inputs to the Black-Scholes model during 2009 through 2014 were as follows:

Stock price	$ 3.75 to $37.50
Exercise price	$ .75 to $25.613
Expected life	2.0 to 6.5 years
Expected volatility	59%
Assumed dividend rate	- %
Risk-free interest rate	.13% to 2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:

	Initial Value	Annual Gain (Loss)	Value at 12/31/09	2010 Gain (Loss)	Value at 12/31/10	2011 Gain (Loss)	Value at 12/31/2011	2012 Gain (Loss)	Value at12/31/2012	2013 Gain (Loss)	Value at12/31/2013	2014 Gain (Loss)	Value at 12/31/2014

January 1, 2009 adoption	$479,910	$(390,368)	$870,278	$868,772	$1,506	$(88,290)	$89,796	$(21,856)	$111,652	$100,053	$11,599	$11,599	$-
Warrants issued in quarter ended 6/30/2009	169,854	20,847	149,007	147,403	1,604	(4,689)	6,293	6,293	-	-	-	-	-
Warrants issued in quarter ended 9/30/2009	39,743	(738)	40,481	40,419	62	(1,562)	1,624	910	714	714	-	-	-
Warrants issued in quarter ended 12/31/2009	12,698	617	12,081	12,053	28	(724)	752	415	337	337	-	-	-
Subtotal	702,205		1,071,847
Warrants issued in quarter ended 3/31/2010	25,553			25,014	539	(5,570)	6,109	3,701	2,408	2,408	-	-	-
Warrants issued in quarter ended 6/30/2010	31,332			30,740	592	(6,122)	6,714	6,083	631	631	-	-	-
Warrants issued in quarter ended 9/30/2010	31,506			20,891	10,615	(44,160)	54,775	1,338	53,437	53,437	-	-	-
Total	$790,596	$(369,642)	$1,071,847	$1,145,292	$14,946	$(151,117)	$166,063	$(3,116)	$169,179	$157,580	$11,599	$11,599	$-

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

On March 28, 2012, the Company, entered into a Convertible Note Purchase Agreement, dated as of March 28, 2012 (the “SOK Purchase Agreement”) with SOK Partners, LLC (“SOK Partners”), and an investment partnership. Josh Kornberg, who is the Company’s Chief Executive Officer and interim Chairman of the Board, and Dr. Samuel Herschkowitz are affiliates of the manager of SOK Partners and Ricardo Koenigsberger, a director, is a holder of membership units of SOK Partners. Pursuant to the SOK Purchase Agreement, the Company issued a 20.0% convertible note due August 2012 in the principal amount of up to $600,000. Principal and accrued interest on the note is due and payable on August 28, 2012. The Company’s obligations under the note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The SOK Purchase Agreement and the note included customary events of default that include, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other indebtedness and bankruptcy and insolvency defaults. The occurrence of an event of default would have resulted in the acceleration of the Company’s obligations under the note, and interest rate of twenty-four (24%) percent per annum accrues if the note had not been paid when due.

On March 28, 2012, the Company received an advance of $84,657 under the note, including a cash advance of $60,000 net of a prepayment of interest on the first $300,000 in advances under the note. The holder of the note was entitled to convert the note into shares of common stock of the Company at an initial conversion price per share of $4.88 per share, subject to adjustment in the event of (1) certain issuances of common stock or convertible securities at a price lower than the conversion price of the note, and (2) recapitalizations, stock splits, reorganizations and similar events. In addition, the Company is required to issue two installments of an equity bonus to SOK Partners in the form of common stock valued at the rate of $4.88 per share. In March 2012, the Company issued the first equity bonus to SOK Partners, consisting of 61,539 shares of common stock, with a second installment due within five business days after SOK Partners has made aggregate advances under the note of at least $300,000. In May 2012 the Company issued the second installment consisting of 61,539 shares of common stock subsequent to SOK Partners surpassing the aggregate advances of $300,000. Until the maturity date of the note, if the Company obtained financing from any other source without the consent of SOK Partners, then the Company is required to issue additional bonus equity in an amount equal to $600,000 less the aggregate advances on the note made prior to the breach. The principal balance of the SOK Note was $357,282 as of December 31, 2012.

As long as any amount payable under the SOK Note remained outstanding, SOK Partners or its designee were entitled to appoint a new member to the Company’s Board of Directors, to be appointed upon request. Ricardo Koenigsberger was appointed to the Board by SOK Partners on June 25, 2012.

On March 28, 2012, the Company signed an Amended and Restated Note Purchase Agreement, dated as of December 20, 2011, with Dr. Samuel Herschkowitz (as amended, the “Herschkowitz Purchase Agreement”). Pursuant to the Herschkowitz Purchase Agreement, the Company issued a 20.0% convertible note due June 20, 2012 in the principal amount of $240,000 for previous advances under the note. The Company’s obligations under the note were secured by the grant of a security interest in substantially all tangible and intangible assets of the Company. The Company has previously issued to Dr. Herschkowitz an equity bonus consisting of 20,623 shares of common stock. An additional 100,000 shares were transferred to Dr. Herschkowitz effective in April 2012, upon the occurrence of an event of default on the note. On August 13, 2012, the Company entered into a settlement and forbearance agreement described below, relating to the defaults under the Herschkowitz Note and other matters.

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

In connection with the extension of the due date for the Herschkowitz Note and the SOK Note on March 6, 2013, the milestone fees were revised. The following fees were payable to Dr. Herschkowitz in the event that the Company consummates the following series of transactions on or prior to December 31, 2013: (i) financing raising not less than $1 million, compensation of $75,000; (ii) a going private transaction, compensation of $200,000; and (iii) 3% of the gross proceeds of the NASDAQ underwriting, which payment shall under no circumstances be less than $200,000 or greater than $3,000,000. In May 2013 Dr. Herschkowitz received $75,000 after the Company surpassed raising $1 million. On January 6, 2014 a side-letter to the forbearance agreement was signed between Dr. Herschkowitz and the Company. Skyline agreed that the private offering for its Series A Convertible Preferred Stock, plus any future offering of any class of its preferred stock, shall be considered a NASDAQ underwriting for purposes of Section 8(e) of the Forbearance Agreement. As such Dr. Herschkowitz received $200,000 or 3% of the gross proceeds of any such offering per the terms of Section 8(e) of the Forbearance Agreement. In addition, any listing of the Company’s shares on the New York Stock Exchange shall qualify as a NASDAQ underwriting under the Forbearance Agreement. For the avoidance of doubt, the payment in the aggregate for all offerings qualifying as a NASDAQ underwriting shall under no circumstances be less than $200,000 or greater than $1,000,000. Section 8(e) of the Forbearance Agreement will apply to any transactions consummated by Skyline on or before June 30, 2014.

As a result of the transactions under the Forbearance Agreement and other investments, Dr. Herschkowitz, SOK and their affiliates currently own shares of common stock and securities representing beneficial ownership of approximately 49% of the Company’s outstanding common stock, giving such parties significant control over election of the Board of Directors and other matters.

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

In connection with the sale of the Preferred Shares on February 4, 2014 as described in Note 3, Josh Kornberg, our CEO, was one of the Purchasers. Mr. Kornberg purchased 19,231 Preferred Shares for a purchase price of $25,000 and received warrants to purchase 52 shares of common stock. As described in Note 1 under “Recent Developments,” in connection with the Company’s proposed offering of Units, the holders of a majority of the Preferred Shares, including Mr. Kornberg, have, as of July 20, 2015, agreed to exchange all of the outstanding Preferred Shares for units with the same terms as the Units (the “Exchange Units”).

On July 23, 2014, the Company entered into the a securities purchase agreement pursuant to which the Company agreed to issue and sell convertible notes and warrants to SOK, under the terms described in Note 4 of this Report. SOK’s note (the “SOK Note”) had an original principal amount of $122,196, and the warrant issued to SOK (the “SOK Warrant”) was to initially acquire up to 5,431 additional shares of Common Stock for an aggregate purchase price of $100,000 (with a reduced principal amount as described below representing an approximately 8.7% original issue discount). Under a provision in the existing agreements, upon effectiveness of a resale registration statement covering certain shares, on September 9, 2014, the principal amount of the SOK Note was reduced to $108,696 and the number of SOK Warrants was reduced to 4,831 shares. As described in Note 1 under “Recent Developments,” in connection with the Company’s proposed offering of Units, the holders of the Convertible Notes have agreed to not exercise their right to convert the Convertible Notes into shares of the Company’s common stock, in exchange for the Company’s agreement to redeem all of the outstanding Convertible Notes promptly following the consummation of the Company’s offering of Units at a redemption price equal to 140% of the principal amount, plus accrued and unpaid interest to the redemption date.

Note 10 – Retirement Savings Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2015 and 2014, we matched 100%, of the employee’s contribution up to 4% of their earnings. The employer contribution was $6,652 and $14,713 for the three and six months ending June 30, 2015 and was $8,171 and $12,304 for the three and six months ending June 30, 2014, respectively.

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

Note 12 – Supplemental Cash Flow Data

Cash payments for interest were $441 and $10,161 for the three and six months ended June 30, 2015 and were $3,468 and $21,606 for the three and six months ended June 30, 2014.

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

We currently have one regional sales manager to sell the STREAMWAY FMS. In 2014 we signed a contract with an independent distributor covering New York and surrounding areas as well as, two other independent contracting groups handling parts of the Midwest and the Southeast.

Since inception, we have been unprofitable. We incurred net losses of approximately $1.2 million and $1.4 million for the three and six months ended June 30, 2015, and $1.7 million and $3.4 million for the three months and six months ended June 30, 2014, respectively. As of June 30, 2015 and June 30, 2014, we had an accumulated deficit of approximately $37.1 million and $32.0 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY FMS system and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

In the first quarter of 2014, the Company commenced sales of an updated version of the STREAMWAY FMS, which provides a number of enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. This updated version utilizes improved technology, including the capability for continuous flow and continuous suctioning, as covered by our provisional patent application filed in 2013 and our non-provisional patent application filed in January 2014. We sold eighty-nine STREAMWAY units to date.

We expect the revenue for STREAMWAY FMS units to increase significantly at such time as the hospitals approve the use of the units for their applications and place orders for billable units. We also expect an increase in trial based units. Trial basis units are either installed in or hung on the hospital room wall. The unit is connected to the hospital plumbing and sewer systems, as well as, the hospital vacuum system. The unit remains on the customer site for 2 – 4 weeks, as contracted, at no cost to the customer. However, the customer does purchase the disposable kits necessary to effectively operate the units. Once the trial period has expired the unit is either returned to the Company or purchased by the customer. If purchased, at that time, the Company invoices the customer based upon a contracted price negotiated prior to the trial.

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

Results of Operations

Revenue. The Company recognized $234,000 of revenue in the three months ended June 30, 2015 compared to $318,000 in revenue in the three months ended June 30, 2014. The Company recognized $385,000 of revenue in the six months ended June 30, 2015 compared to $389,000 in revenue in the six months ended June 30, 2014.The revenue in the first six months of 2015 included the sale of 14 STREAMWAY FMS systems plus disposable sales totaling $154,000.

Cost of sales. Cost of sales was $84,000 in the three months ended June 30, 2015 and $98,000 in the three months ended June 30, 2014. Cost of sales was $180,000 in the six months ended June 30, 2015 and $129,000 in the six months ended June 30, 2014. The gross profit margin was approximately 53% in the six months ended June 30, 2015 compared to 67% in the six months ended June 30, 2014. Our margins were reduced in the first six months as we replaced our original STREAMWAY units for the new iteration units at no charge to our customers. Our margins still vary as our initial production of the STREAMWAY has been released for sale. We expect our margins to increase over the remainder of the year (up to 64% in the three months ended June 30, 2015) as our manufacturing production becomes more consistent, and as increased sales allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution. Over the next several quarters, we expect increases in revenues to exceed increases in costs related to increasing manufacturing and sales capabilities.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses decreased by $474,000 from the three months ended June 30, 2015 compared to June 30, 2014. G&A expenses decreased by $1,781,000 from the six months ended June 30, 2015 compared to June 30, 2014. The three month decrease was primarily due to $359,000 difference in miscellaneous expenses for settlement fees in 2014 for the Marshall Ryan litigation; $170,000 in legal costs associated with our private placements and the Ryan litigation in 2014; $64,000 in investor relations expenses associated with the private placements; $60,000 spent in 2014 on recruiting fees for regional sales managers; and $15,000 in reduced payroll expenses in 2015. Offsetting expenses were increases in 2015 for $134,000 in stock based compensation and investors stock compensation; $51,000 in audit fees and $45,000 in payroll tax penalties and interest. The six month decrease was primarily due to a $752,000 difference in waived bonuses and associated payroll taxes from Company executives; a $350,000 difference in miscellaneous expenses for settlement fees in 2014 for the Marshall Ryan litigation; a $218,000 for a payment pursuant to a forbearance agreement with Samuel Herschkowitz; a $256,000 difference in investor relations and investor stock compensation associated with private placements in 2014; a $268,000 difference in legal fees associated with the private placements and Ryan litigation in 2014; and $60,000 spent in 2014 on recruiting fees for regional sales managers. Offsetting expenses are increases in 2015 for $95,000 in payroll tax penalties and interest; and $48,000 in corporate insurance rates.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the Company’s current stage.

Operations expense decreased by $141,000 in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The three month decrease was due to a $73,000 reduction from less activity in research and development, $30,000 from reduced external consulting for our software enhancements, $13,000 from a reduction in payroll in 2015 due to reduced staff; and a $14,000 reduction in our shipping and manufacturing supplies costs resulting from lower sales. Operations expense decreased by $384,000 in the six months ended June 30, 2015 compared to the three months ended June 30, 2014. The six month decrease was due to $129,000 from less activity in research and development, $151,000 from waived bonuses and associated payroll taxes from Company executives; $33,000 from reduced external consulting for our software enhancements, $38,000 from reduction in payroll in 2015 due to reduced staff; and a $17,000 reduction in our shipping and manufacturing supplies costs resulting from lower sales.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses decreased by $180,000 in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The three month decrease was due to a $90,000 reduction from a difference in salaries from reducing the sales managerial staff in 2015; $32,000 from a reduction in travel expense due to the reduced staff size; $32,000 from a reduction in employee benefits and payroll taxes due to reduced managerial staff; $15,000 from a reduction in marketing expenses and $12,000 from lower trade show costs. Sales expense decreased by $151,000 in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The six month decrease was due to a $75,000 reduction in payroll due to less sales managerial staff; a $51,000 reduction in travel expense due to the reduced staff size; a $27,000 reduction in employee benefits and payroll taxes due to reduced managerial staff; $15,000 less in marketing expenses; $23,000 less in trade show costs and $14,000 less in public relations expense. Offsetting these reductions was a $51,000 increase in stock compensation expense.

Interest expense. Interest increased by $174,000 in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due to amortization of debt discounts and interest for our convertible notes issued in the third quarter of 2014 that extend into 2015. Interest increased by $310,000 in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due to amortization of debt discounts and interest for our convertible notes issued in the third quarter of 2014 that extend into 2015.

The Gain on revaluation of equity-linked financial instruments reflected zero gain or loss in the six months ended June 30, 2015 compared to a gain of $11,500 in the six months ended June 30, 2014. The result in the current period was from all warrants having expired previously.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $215,000 for the six months ended June 30, 2015 compared with net cash used of $1,947,000 for the 2014 period. The $1,733,000 decrease in cash used in operating activities was due to less payment to vendors causing an increase to accounts payable, decreases in inventory due to less purchasing and a reduction in prepaid expenses.

Cash flows used in investing activities was $7,700 for the six months ended June 30, 2015 and $87,000 for the six months ended June 30, 2014. Due to cash restrictions there were no additional purchases of fixed assets and minimal payments of fees related to patents.

Net cash provided by financing activities was $250,000 for the six months ended June 30, 2015 compared to net cash provided of $1,973,000 for the six months ended June 30, 2014. In the second quarter of 2015 the Company received cash for two convertible notes totaling $250,000.

Capital Resources

We had a cash balance of $44,000 as of June 30, 2015. Since our inception, we have incurred significant losses. As of June 30, 2015, we had an accumulated deficit of approximately $37,200,000.

From inception to June 30, 2015, our operations have been funded through a bank loan and private convertible debt of approximately $5,685,000 and equity investments totaling approximately $9,168,000. See “Historical Financing” below.

In the first six months of 2015, we recognized $385,000 in revenues. Our product sales since the end of the second quarter have resulted in approximately $35,000 in revenues.

Plan of Financing; Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $37.1 million as of June 30, 2015. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding). We currently have no outstanding bank debt and no secured indebtedness.

We received $385,000 in revenues from product sales in the first two quarters of 2015; however, our operating losses and negative cash flow have continued, including operating cash flows of a negative $215,000 in the first two quarters of 2015, compared to a negative $1.9 million in the first two quarters of 2014. We anticipate that we will continue to incur net losses at least through 2015.

As we manage our cash resources, our cash balance continues to fluctuate depending on the timing of receipts of product revenues and continued financing transactions, as well as our need to pay for essential services and supplies to stay in operation. In April and May 2015, we raised gross proceeds of $100,000 and $150,000, respectively, from a private sale of convertible notes as described under “Historical Financing” below. These proceeds were used almost immediately, or will be used, to pay essential resources, in order to stay in operation. We are currently incurring negative operating cash flows of approximately $215,000, and our expenses are approximately $250,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

With limited cash available to fund our operating expenses, we have deferred or delayed payments to vendors, suppliers and service providers, opting instead to prioritize payments for personnel and essential resources. Our balance of debts, liabilities and cash obligations that are either considered past due or that will become due in calendar 2015 was approximately $6,889,678 as of June 30, 2015 and has continued to increase. We have negotiated payment arrangements with some of the parties to whom we owe payments, and in some cases we have incurred and will continue to incur interest, late fees and penalties that cause our balance of obligations to increase further. Further, the parties to whom we owe these amounts may assert that further penalties are appropriate for failure to pay obligations when due, and any such penalties, if imposed, may have a material adverse effect on our financial condition and results of operations. Our outstanding debt at June 30, 2015 included $933,074 in principal amounts of convertible notes that were originally due and payable July 23, 2015, if not yet converted or redeemed. The holders of these notes have agreed to extend the maturity of these notes to September 30, 2015. These notes are not subject to automatic conversion upon the completion of a qualified public offering. In connection with the contemplated public offering described below, the holders of a portion of such notes previously agreed, on a voluntary basis, to convert their notes at closing; however, this agreement to convert is no longer binding on the holders of the convertible notes.

In September 2014, we filed a registration statement with the SEC in connection with a proposed public offering of common stock and warrants. To date, this offering has not been completed. Although we continue to pursue a public offering, we may not be able to complete the offering, or the offering proceeds may not be sufficient to allow us to list our common stock on NASDAQ or any other exchange, or the offering proceeds may not be sufficient to fund our operations until we have positive cash flow or operate profitably. If we do not complete this public offering, we will continue to seek to raise sufficient capital to operate our business. If financing is available, it may be highly dilutive to our existing stockholders and may otherwise include burdensome or onerous terms.

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

In 2011, we raised $1,386,000 in equity and $525,000 in convertible debt, including the convertible debt investment by Dr. Samuel Herschkowitz described under Note 9 to the Financial Statements.

In 2012, the Company raised $696,000 in equity and $529,000 in convertible debt, and $818,000 of debt was converted into equity. This convertible debt included advances on a convertible promissory note from SOK Partners, LLC, and an investment fund affiliated with one of our directors, for approximately $357,000. See Note 9 to the Financial Statements. On November 6, 2012, we entered into additional note purchase agreements with Dr. Samuel Herschkowitz, pursuant to which on the same date, we issued and sold convertible promissory notes in the total principal amount of $156,243 to Dr. Herschkowitz and certain of his assignees. Pursuant to the note purchase agreements, we issued to these parties an aggregate 20,833 shares of common stock in consideration of placement of the notes. The convertible notes bore interest at a rate of 20% per annum and were secured by a security interest in the Company’s accounts receivable, patents and certain patent rights and are convertible into common stock upon certain mergers or other fundamental transactions at a conversion price based on the trading price prior to the transaction. The proceeds from this financing were used to pay off approximately $155,000 in principal amount of secured indebtedness.

The Company also raised an additional $300,000 from the sale of convertible notes in January 2013. Also, in January and March 2013, the Company raised an additional $500,000 from a second private sale of equity securities. In addition, in March 2013, the Company completed a further private sale of common stock for an aggregate purchase price of $500,000. In June 2013, the Company raised an additional $1,000,000 from the sale of convertible notes. In the third quarter we also borrowed the remaining $243,000 principal amount of our convertible note payable to SOK Partners, LLC. During the third quarter of 2013, the holders of convertible notes, including Dr. Samuel Herschkowitz and SOK Partners, LLC, converted $1,506,000 of outstanding debt, including principal and interest, into equity. The Company converted the promissory notes totaling $314,484 and $680,444, respectively, including principal and interest, on September 11, 2013 for 299,509 and 648,043 shares, respectively, at $1.05 per share. Also during the third quarter of 2013, we raised approximately $1,044,000 through the cash exercise of warrants by investors who were offered a reduction in the exercise price in connection with the exercise. In December 2013 the Company raised $280,000 in the form of a short term non-convertible note with 10% interest based on a 365 day year from SOK Partners, LLC. In January 2014 an additional $20,000 was raised and added to the original note to SOK Partners, LLC. Josh Kornberg the CEO, is a 50% managing partner in SOK Partners, LLC.

On February 4, 2014, (the “Closing Date”) we raised $2,055,000 in gross proceeds from a private placement of Series A Convertible Preferred Stock, par value $0.01 (the “Preferred Shares”) pursuant to a Securities Purchase Agreement with certain investors (the “Purchasers”) purchased 20,550 Preferred Shares, and warrants (the “Warrants”) initially to acquire an aggregate of approximately 21,334 shares of Common Stock. The Preferred Shares were convertible into shares of Common Stock at an initial conversion price of $19.50 per share of Common Stock. The Warrants were initially exercisable at an exercise price of $24.38 per share and expire after five years from the Closing Date. Since the Common Stock was not listed on the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the Closing Date, as such the Company was required to issued additional Warrants to purchase additional shares of Common Stock, equal to 30% of the shares of Common Stock which the Preferred Shares each Purchaser purchased are convertible into.

The Securities Purchase Agreement required the Company to register the resale of the shares of Common Stock underlying the Preferred Shares (the “Underlying Shares”) and the Common Stock underlying the Warrants (the “Warrant Shares”). The Company was required to prepare and file a registration statement with the Securities and Exchange Commission within 132 days of the Closing Date (as extended by subsequent consent of the Purchasers), and to use commercially reasonable efforts to have the registration statement declared effective within 147 days if there was no review by the Securities and Exchange Commission, and within 192 days in the event of such review.

The Preferred Shares were initially convertible at the option of the holder into the number of shares of Common Stock determined by dividing the stated value of the Preferred Shares being converted by the conversion price of $19.50, subject to adjustment for stock splits, reverse stock splits and similar recapitalization events. If the Company issues additional shares of Common Stock, other than certain stock that is excluded under the terms of the Securities Purchase Agreement, in one or more capital raising transactions with an aggregate purchase price of at least $100,000 for a price less than the then existing conversion price for the Preferred Shares (the “New Issuance Price”), then the then existing conversion price is reduced to the New Issuance Price, provided, however, that under no circumstances is the New Issuance Price to be less than $9.75 or reduced to a price level that would be in breach of the listing rules of any stock exchange or that would have material adverse effect on the Corporation’s ability to list its Common Stock on a stock exchange, including but not limited to the change of accounting treatment of the Preferred Stock. The Preferred Shares contain certain limitations on conversion so that the holder will not own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Preferred Shares held by the applicable holder, with the percentage subject to increase in certain circumstances. The Preferred Shares are eligible to vote with the Common Stock on an as-converted basis, but only to the extent that the Preferred Shares are eligible for conversion without exceeding the Beneficial Ownership Limitation. The Preferred Shares are entitled to receive dividends on a pari passu basis with the Common Stock, when, and if declared. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of Common Stock ranking prior to the Preferred Shares upon liquidation, the holders of the Preferred Shares shall receive, prior and in preference to the holders of any junior securities, an amount equal to $2,055,000 times 1.2, plus all declared but unpaid dividends.

The Warrants are exercisable on any day on or after the date of issuance, and have a term of five years. However, a holder is prohibited from exercising a Warrant if, as a result of such exercise, the holder, together with its affiliates, would exceed the Beneficial Ownership Limitation as described above for the Preferred Shares. If any Warrant has not been fully exercised prior to the first anniversary of the Closing and if during such period the Company has not installed or received firm purchase orders (accepted by the Company) for at least 500 STREAMWAY ® Automated Surgical Fluid Disposal Systems, then, the number of shares of Common Stock for which such Warrant may be exercised shall be increased 2.5 times. In January 2015, the Company issued the additional Warrants as agreed.

As of July 23, 2014, in connection with the offering of convertible notes and warrants described below, the Company and the holders of certain of the Preferred Shares entered into an agreement under which, among other things, the holders agreed to (i) a limited waiver of a covenant not to issue any security or instrument that provides for forward pricing of shares of Common Stock and (ii) a consent to convert all outstanding Preferred Shares upon certain qualified public offerings.

In consideration of the waiver and consents provided by the Preferred Stockholders, the Company agreed to issue additional shares of Common Stock to the Preferred Stockholders upon the closing upon the closing of a qualified public offering by a deadline established in the Consent and Waiver, to the extent that 70% of the public offering price per share of the Common Stock in such qualified public offering is less than the conversion price floor for the Series A Preferred Shares. If the qualified public offering was not completed by the deadline, the Company would be required to issue additional shares of Common Stock to the Preferred Stockholders to the extent that 70% of a certain weighted average trading price is less than the conversion price floor for the Series A Preferred Shares.

Pursuant to certain anti-dilution provisions and other rights under the Series A Preferred Shares, the warrants, the Securities Purchase
Agreement and the Consent and Waiver, the Series A Preferred Shares are currently convertible into an aggregate of 210,769 shares of our common stock and the related warrants are currently exercisable into an aggregate of 211,934 shares of our common stock at a cash exercise price of $9.75 per share.

As described in Note 1 to the Financial Statements under “Subsequent Events”, the Company and the holders of the Preferred Shares have agreed to the exchange of the Preferred Shares for certain units, with an agreed-upon reduction in the number of shares for which each Warrant may be exercised.

2014 Sales of Convertible Notes and Warrants.

From July through September 2014, we entered into a series of securities purchase agreements pursuant to which we issued approximately $1.8 million original principal amount (subsequently reduced to approximately $1.6 million aggregate principal amount in accordance with their terms) of convertible promissory notes (the “2014 Convertible Notes”) and warrants exercisable for shares of our common stock for an aggregate purchase price of $1,475,000. Of this amount, we issued to SOK Partners, LLC, an affiliate of the Company, $122,196 original principal amount of the 2014 Convertible Notes and warrants exercisable for 5,431 shares of our common stock for an aggregate purchase price of $100,000. In April and May 2015, we issued and sold to a private investor additional Convertible Notes in an aggregate original principal amount of $275,000 for an aggregate purchase price of $250,000, containing terms substantially similar to the 2014 Convertible Notes (the “2015 Convertible Notes” and, together with the 2014 Convertible Notes, the “Convertible Notes”). No warrants were issued with the 2015 Convertible Notes.

Under the terms of the registration rights agreements related to the 2014 Convertible Notes, , the Company was required to file a registration statement to cover the resale of the conversion shares and warrant shares related to the 2014 Convertible Notes (the “Resale Registration Statement”) and have the Resale Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”). The Company filed the Resale Registration Statement on August 25, 2014 (as amended on September 8, 2014), and the Resale Registration Statement was declared effective on September 8, 2014. As a result of the Company filing the Resale Registration Statement and the SEC declaring it effective within the time periods specified in such registration rights agreements, (1) the outstanding principal amount of the Notes was reduced from $1,802,395 to $1,603,270 (without any cash payment by the Company) and any accrued and unpaid interest with respect to such portion of the principal amount of the Notes that was extinguished was similarly extinguished, and (2) the number of shares of Common Stock issuable upon the exercise of the related Warrants was reduced from 80,106 shares of Common Stock to 71,257 shares of Common Stock (without any cash payment by the Company). In connection with this reduction, the principal amount of the Convertible Note issued to SOK Partners, LLC was reduced to $108,695 and the number of related warrants was reduced to 4,831 shares.

As of June 30, 2015, $930,217 aggregate principal amount of Convertible Notes, plus accrued and unpaid interest thereto, have been converted into shares of our common stock and $933,074 aggregate principal amount of Convertible Notes remains outstanding.

As described in Note 1 to the Financial Statements under “Subsequent Events”, in connection with the Company’s proposed offering of Units, the holders of the Convertible Notes have agreed to not exercise their right to convert the Convertible Notes into shares of the Company’s common stock, in exchange for the Company’s agreement to redeem all of the outstanding Convertible Notes promptly following the consummation of the Company’s offering of Units at a redemption price equal to 140% of the principal amount, plus accrued and unpaid interest to the redemption date. The Company estimates that the total redemption price to redeem all outstanding Convertible Notes will be approximately $1.4 million. Of this amount, approximately $167,031 will be paid to its affiliates in redemption of their Convertible Notes.  Each holder of the Convertible Notes that has agreed to the foregoing terms has entered into an Amendment to Senior Convertible Notes and Agreement with the Company.

Certain Terms of the 2014 Convertible Notes.

The 2014 Convertible Notes mature on September 30, 2015, as extended by agreement of the holders of the 2014 Convertible Notes and, in addition to the approximately 8.7% original issue discount (after the reduction of the principal amount in September 2014), the 2014 Convertible Notes accrue interest at a rate of 12.0% per annum. The holders have no voting rights as the holders of the 2014 Convertible Notes. Upon conversion of the 2014 Convertible Notes, the holders are entitled to receive such dividends paid and distributions made to the holders of Common Stock from and after the initial issuance date of the 2014 Convertible Notes to the same extent as if the holders had effected such conversion and had held such shares of Common Stock on the record date for such dividends and distributions.

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

With respect to the 2014 Convertible Notes, the Company has the right at any time to redeem, in whole or in part, the outstanding principal amount and accrued interest thereon then remaining under such 2014 Convertible Note (the “Remaining Amount”) at a price equal to the greater of (i) 125% of the Remaining Amount and (ii) the product of (X) the quotient obtained by dividing the Remaining Amount by the applicable conversion price in effect at that time (which is calculated as 72.5% of the volume weighted average price of our common stock for each of the three lowest trading days during the ten consecutive trading day period immediately preceding the redemption date) multiplied by (Y) the product of (1) 135% multiplied by (2) the greatest closing sale price of the Common Stock on any trading day during the period commencing on the dated the issues the option redemption notice and ending on the date immediately prior to the redemption date.
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

Convertible Notes Issued in 2015. On April 8, 2015, the Company entered into a securities purchase agreement with a private investor, pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $125,000 (the “April 2015 Note”), which shall be convertible into a certain amount of shares of Common Stock, in accordance with the terms of the April 2015 Note, for an aggregate purchase price of $100,000 (representing an approximately 20% original issue discount (the “April 2015 Convertible Notes Offering”). The terms of the April 2015 Note are substantially similar to those of the 2014 Convertible Notes, except that the 2015 Convertible Notes mature on April 7, 2016.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. Our standard terms specify that shipment is FOB Skyline and we will, therefore, recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of our STREAMWAY FMS units as well as shipments of cleaning solution and filter consumables. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our customers for a particular product. Under our standard terms and conditions, there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer. The customer’s right of return is limited only to our standard one-year warranty, whereby we replace or repair, at our option. We believe it would be rare that the STREAMWAY FMS unit or significant quantities of cleaning solution and filter consumables may be returned. Additionally, since we buy both the STREAMWAY FMS units and cleaning solution and filter consumables from “turnkey” suppliers, we would have the right to replacements from the suppliers if this situation should occur.

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

Valuation of Intangible Assets

We review identifiable intangible assets for impairment in accordance with ASC 350- Intangibles – Goodwill and Other, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our intangible assets are currently solely the costs of obtaining trademarks and patents.  Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management's best estimate of the related risks and return at the time the impairment assessment is made. The Company wrote off the entire original STREAMWAY FMS product patent of $140,588 in June 2013. The balance represented intellectual property in the form of patents for our original STREAMWAY FMS product. The Company's enhanced STREAMWAY FMS product has a new patent pending.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the next two quarters of 2015. We had revenues of $385,000 in 2015, but as a result of our continued losses, our cash resources have not been sufficient to sustain our operations, and we have continued to depend on financing transactions to generate sufficient cash to stay in operation. As we manage our cash resources, our cash balance continues to fluctuate depending on the timing of receipt of product revenues and the proceeds of continued financing transactions, as well as the timing of our needs to pay for essential services and supplies to stay in operation. In April and May 2015 we raised gross proceeds of $100,000 and $150,000, respectively, from another private sale of convertible notes. These proceeds were used almost immediately, or will be used, to pay essential resources, in order to stay in operation. We are currently incurring operating expenses of approximately $250,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

With limited cash available to fund our operating expenses, we have deferred or delayed payments to vendors, suppliers and service providers, opting instead to prioritize payments for personnel and essential resources. Our balance of debts, liabilities and cash obligations that are either considered past due or that will become due in calendar 2015 was approximately $6,889,678 as of June 30, 2015 and has continued to increase. We have negotiated payment arrangements with some of the parties to whom we owe payments.  This balance includes but is not limited to significant amounts of vendor payments, professional fees and payroll taxes, among other types of obligations. We have negotiated payment arrangements with some of the parties to whom we owe payments. In some cases we have incurred and will continue to incur interest, late fees and penalties that cause our balance of obligations to increase further. Further, the parties to whom we owe these amounts may assert that further penalties are appropriate for failure to pay obligations when due, and any such penalties, if imposed, may have a material adverse effect on our financial condition and results of operations. Our outstanding debt at June 30, 2015 included $933,074 in principal amounts of convertible notes that were originally due and payable July 23, 2015, if not yet converted or redeemed. The holders of these notes have agreed to extend the maturity of these notes to September 30, 2015. These notes are not subject to automatic conversion upon the completion of a qualified public offering. In connection with the contemplated public offering described below, the holders of a portion of such notes previously agreed, on a voluntary basis, to convert their notes at closing; however, this agreement to convert is no longer binding on the holders of the convertible notes.

In September 2014, we filed a registration statement with the SEC in connection with a proposed public offering of common stock and warrants. To date, this offering has not been completed. Although we continue to pursue a public offering, we may not be able to complete the offering, or the offering proceeds may not be sufficient to allow us to list our common stock on NASDAQ or any other exchange, or the offering proceeds may not be sufficient to fund our operations until we have positive cash flow or operate profitably. If we do not complete this public offering, we will continue to seek to raise sufficient capital to operate our business. If financing is available, it may be highly dilutive to our existing stockholders and may otherwise include burdensome or onerous terms.

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

SKYLINE MEDICAL INC.

Date: August 10, 2015	By:	/s/ Joshua Kornberg
Joshua Kornberg
President and Chief Executive Officer

Date: August 10, 2015	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

SKYLINE MEDICAL INC.
Form 10-Q

The quarterly period ended June 30, 2015

Exhibit No.	Description

3.1	Certification of Amendment to Certificate of Incorporation regarding increase in share capital, filed with the Delaware Secretary of State on July 24, 2015 (1)

4.1	Form of Exchange Agreement with Holders of Series A Preferred Stock (2)

4.2	Form of Amendment to Senior Convertible Notes and Agreement by and Between Skyline Medical Inc. and Senior Convertible Noteholders (2)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

* Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Filed on June 30, 2015 as an appendix to our Information Statement on Schedule 14C and incorporated herein by reference.

(2)	Filed on July 24, 2015 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.