Form 10-Q
period 2015-09-30
Skyline Medical Inc.
filed 2015-11-13
CIK 1446159

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to

Commission File Number: 001-36790

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 13, 2015, the registrant had 5,203,428 shares of common stock, par value $.01 per share, outstanding.

SKYLINE MEDICAL INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014

Current Assets:
Cash	$7,733,097	$16,384
Accounts Receivable	14,196	57,549
Inventories	236,890	367,367
Prepaid Expense and other assets	213,223	190,015
Total Current Assets	8,197,406	631,315

Fixed Assets, net	126,570	196,479
Intangibles, net	92,402	73,183
Total Assets	$8,416,378	$900,977

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts Payable	1,138,512	2,194,518
Accrued Expenses	1,434,412	3,066,379
Short-term notes payable net of discounts of $0 and $194,097 (See Note 4)	-	937,424
Deferred Revenue	29,180	5,000
Total Current Liabilities	2,602,104	6,203,321

Accrued Expenses	-	213,883
Total Liabilities	$2,602,104	$6,417,204
Commitments and Contingencies	-	-
Stockholders’ Equity/(Deficit):
Series A Convertible Preferred Stock, $.01 par value, $100 Stated Value, 20,000,000 authorized, 0 and 20,550 outstanding	-	206
Series B Convertible Preferred Stock, $.01 par value, 10,000,000 authorized, 1,895,010 and 0 outstanding	18,950	-
Common Stock, $.01 par value, 100,000,000 authorized, 5,203,428 and 3,092,766 outstanding	52,033	30,927
Additional paid-in capital	43,972,722	30,093,745
Accumulated Deficit	(38,229,431)	(35,641,105)
Total Stockholders’ Equity/(Deficit)	5,814,274	(5,516,227)
Total Liabilities and Stockholders’ Equity/(Deficit)	$8,416,378	$900,977

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$85,792	$397,254	$471,078	$785,767

Cost of goods sold	19,773	134,726	199,307	264,174

Gross Margin	66,019	262,528	271,771	521,593

General and administrative expense	861,098	737,519	1,589,522	3,247,024

Operations expense	202,799	183,154	375,429	740,012

Sales and marketing expense	66,720	325,141	439,703	849,364

Interest expense	51,804	131,935	394,641	164,962

Gain on valuation of equity-linked financial instruments	-	-	-	(11,599)

Total expense	1,182,421	1,377,749	2,799,295	4,989,763

Net loss available to common shareholders	$(1,116,402)	$(1,115,221)	$(2,527,524)	$(4,468,170)

Loss per common share basic and diluted	$(0.28)	$(0.37)	$(0.74)	$(1.51)

Weighted average shares used in computation, basic and diluted	3,936,126	2,984,335	3,435,700	2,967,483

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED)

		Common Stock
	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at 12/31/13	$-	2,932,501	$29,325	$25,449,636	$(28,697,415)	$(3,218,454)
Shares issued for cashless warrant exercise at $15.00 per share		1,728	17	1,279		1,296
Shares issued for option exercise at $1.25 per share		4,336	43	5,387		5,430
Shares issued at $20.63 per share as Investor Relations compensation		2,000	20	41,230		41,250
Shares issued for cashless warrant exercise at $12.75 per share		3,323	33	2,460		2,493
Shares issued for an option exercise at $5.25 per share		267	3	1,397		1,400
Shares issued for cashless warrant exercise at $.75 per share		2,174	22	1,608		1,630
Shares issued for warrant exercise at $13.50 per share		2,667	27	35,973		36,000
Shares issued at $18.75 per share as Investor Relations compensation		1,333	13	24,987		25,000
Reduction in escrow account per settlement agreement		(4,444)	(44)	(3,289)		(3,333)
Shares issued for cashless warrant exercise at $7.50 per share		4,807	48	3,557		3,605
Shares issued for cashless warrant exercise at $5.63 per share		3,112	31	2,302		2,333
Shares issued for cashless warrant exercise at $12.75 per share		299	3	221		224
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		972	10	18,909	(18,919)	-
Vesting Expense			-	705,434		705,434
Options issued as part of employee bonus			-	694,500		694,500
Shares issued for combined cashless and cash warrant exercise @ $11.25 per share.		7,778	78	52,422		52,500
Issuance of Preferred stock	206		-	2,054,795		2,055,001

Shares issued to Investor Relations consultant exercisable at $11.25 per share		2,133	21	23,979		24,000
Shares issued to Investor Relations consultant exercisable at $18.75 per share		1,333	13	24,987		25,000
Shares issued for cashless warrant exercise at $13.50 per share		3,725	37	2,757		2,794
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,384	(30,400)	-
Value of equity instruments issued with debt			-	313,175		313,175
Shares issued for cashless warrant exercise at $9.75 per share		1,410	14	1,044		1,058
Shares issued for a cash warrant exercise at $5.63 per share		11,111	111	62,389		62,500
Shares issued for an option exercise at $5.25 per share		333	3	1,747		1,750
Shares issued for a note conversion at $6.68 per share		3,018	30	19,970		20,000
Shares issued for a note conversion at $6.68 per share		3,019	30	19,970		20,000
Shares issued for a note conversion at $5.85 per share		3,435	34	19,966		20,000
Shares issued for a note conversion at $5.03 per share		3,894	38	19,962		20,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,385	(30,401)	-
Shares issued for a note conversion at $5.14 per share		3,894	39	19,961		20,000
Shares issued for a note conversion at $5.00 per share		3,997	40	19,960		20,000
Shares issued for a note conversion at $5.26 per share		3,804	38	19,962		20,000
Shares issued for a note conversion at $5.26 per share		5,706	57	29,943		30,000
Shares issued for a note conversion at $5.95 per share		5,044	50	29,950		30,000
Shares issued into an escrow account per settlement agreement		13,700	137			137
Shares issued for a note conversion at $5.05 per share		55,568	556	280,060		280,616
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,385	(30,402)	(1)
Shares adjusted for rounding per reverse stock split		106	1	1	-	2
Net loss			-	-	(6,833,568)	(6,833,568)
Balance at 12/31/2014	$206	3,092,766	$30,927	$30,093,745	$(35,641,105)	$(5,516,227)
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Adjustment as converted to common shares at $9.75 per share		3,122	31	(31)	-	-
Reduction in escrow account per settlement agreement		(8,889)	(89)	(6,578)		(6,667)
Shares issued for a note conversion at $2.90 per share		3,447	34	9,966		10,000
Shares issued for a note conversion at $2.96 per share		6,762	68	19,932		20,000
Shares issued for a note conversion at $2.91 per share		10,313	103	29,897		30,000
Shares issued for a note conversion at $2.77 per share		12,098	120	33,358		33,478
Shares issued for a note conversion at $2.25 per share		15,552	156	34,844		35,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $9.75 per share		3,121	31	30,369	(30,401)	(1)
Shares issued for a note conversion at $2.00 per share		20,000	200	39,800		40,000
Shares issued for a note conversion at $2.27283 per share		87,997	880	199,120		200,000
Shares issued for a note conversion at $2.0179 per share		14,867	149	29,851		30,000
Shares issued for a note conversion at $2.00 per share		15,000	150	29,850		30,000
Shares issued for a note conversion at $1.92417 per share		12,993	130	24,870		25,000
Shares issued for a note conversion at $1.8578 per share		16,148	162	29,838		30,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $9.75 per share		3,121	31	30,371	(30,401)	1
Vesting Expense			-	320,334		320,334
Shares issued in public offering; net	16,667	1,666,667	16,667	13,027,546		13,060,880
Preferred stock conversion	2,077	228,343	2,283	(4,360)		-
Net loss			-	-	(2,527,524)	(2,527,524)
Balance @ 9/30/2015	$18,950	5,203,428	$52,033	$43,972,722	$(38,229,431)	$5,814,274

See Notes to Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year Ended September 30,
	2015	2014
Cash flow from operating activities:
Net loss	$(2,527,524)	$(4,468,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,512	44,118
Vested stock options and warrants	320,334	440,117
Equity instruments issued for management and consulting	(6,667)	111,917
Amortization of debt discount	219,097	87,853
Penalty on debt provision	10,031	-
Loss on Sales of Equipment	16,917	-
(Gain) loss on valuation of equity-linked instruments	-	(11,599)
Changes in assets and liabilities:
Accounts receivable	43,353	(141,359)
Inventories	130,477	(193,445)
Prepaid expense and other assets	(23,208)	(88,362)
Accounts payable	(1,056,006)	515,710
Accrued expenses	(1,845,850)	624,530
Deferred Revenue	24,180	(64,000)
Net cash used in operating activities:	$(4,637,354)	$(3,142,690)
Cash flow from investing activities:
Purchase of fixed assets	-	(102,954)
Purchase of intangibles	(23,739)	(19,346)
Net cash used in investing activities	$(23,739)	$(122,300)
Cash flow from financing activities:
Proceeds from long-term and convertible debt	250,000	1,500,000
Principal payments on debt	(933,074)	(305,000)
Net proceeds from issuance of preferred stock	18,950	2,055,000
Net proceeds from issuance of common stock	13,041,930	157,081
Net cash provided by financing activities	$12,377,806	$3,407,081
Net increase in cash	7,716,713	142,091
Cash at beginning of period	16,384	101,953
Cash at end of period	$7,733,097	$244,044
Non cash transactions:

Common stock issued for accrued interest/bonus	-	694,500
Common stock issued to satisfy debt	483,478	80,000

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts presented at and for the three and nine months ended September, 2015 and September, 2014 are unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Skyline Medical Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. As of September 30, 2015, the registrant had 5,203,428 shares of common stock, par value $.01 per share, outstanding. Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid and filters to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY FMS products.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and had a stockholders’ deficit until August 31, 2015 whereupon the Company closed its public offering of units of common stock, Series B Convertible Preferred Stock and Series A Warrants (the “Units”). There remains though, substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception to September 30, 2015, the Company raised approximately $22,723,061 in equity, inclusive of $2,055,000 from a private placement of Series A Convertible Preferred Stock, $13,555,003 from the public offering of Units and $5,685,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as an asset. Amortization of these costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact this guidance may have on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring that inventory be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective within annual periods beginning on or after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact this guidance may have on our financial statements.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $500 and $1,917 in the three and nine months ended September 30, 2015 and were $4,201 and $11,994 in the three and nine months ended September 30, 2014.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $58,792 and $179,739 in the three and nine months ended September 30, 2015 and were $72,294 and $321,929 in the three and nine months ended September 30, 2014.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	September 30, 2015	December 31, 2014

Finished goods	$46,208	$88,362
Raw materials	182,994	237,556
Work-In-Process	7,688	41,449
Total	$236,890	$367,367

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		5
Manufacturing tooling	3	-	7
Demo Equipment		3

The Company’s investment in Fixed Assets consists of the following:

	September 30, 2015	December 31, 2014
Computers and office equipment	$121,901	$123,708
Leasehold improvements	23,874	23,874
Manufacturing tooling	97,288	97,288
Demo Equipment	8,962	30,576
Total	252,025	275,446
Less: Accumulated depreciation	125,455	78,967
Total Fixed Assets, Net	$126,570	$196,479

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets consist of trademarks and patent costs. Amortization expense was $1,632 and $4,520 in the three and nine months ended September 30, 2015, and was $0 in the three and nine months ended September 30, 2014. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified.

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

In July 2015, Skyline Medical filed an international (PCT) patent application for its fluid waste collection system and received a favorable determination by the International Searching Authority finding that all of the claims satisfy the requirements for novelty, inventive step and industrial applicability.  Skyline anticipates that the favorable International Search Report will result in allowance of its various national applications.

Subsequent Events

In preparing these financial statements the Company evaluated for recognition or disclosure the events or transactions that occurred through November 13, 2015, the date of this filing. Except as discussed in Note 11 there were no subsequent events that required recognition or disclosure in the financial statements.

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

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to September 30, 2015, 5,203,428 shares of common stock have been issued between par value and $125.25. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services, customer acceptance and sales and marketing strategies.

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

On August 25, 2015, the Company, in connection with a public offering (the “Offering”) of the Units, entered into an underwriting agreement (the “Underwriting Agreement”) with Dawson James Securities, Inc., as underwriter (the “Underwriter”). Pursuant to the Underwriting Agreement, the Company agreed to sell 1,666,667 Units. The public offering price for the Units was $9.00 per Unit and the purchase price for the Underwriter under the Underwriting Agreement was $8.28 per Unit, resulting in an underwriting discount and commission of $0.72 (or 8.00%) per Unit and total net proceeds to the Company before expenses of $13.8 million. The Company had granted the Underwriter an option for a period of 45 days to purchase up to an additional 250,000 Units solely to cover over-allotments. The Underwriter chose not to purchase any additional Units under the over-allotment option.

Pursuant to the Underwriting Agreement, the Company agreed to issue to the Underwriter a unit purchase option (the “Unit Purchase Option”) more fully described below. The Company had also agreed to pay the Underwriter a non-accountable expense allowance equal to 1% of the gross proceeds of the Offering (excluding any proceeds from the over-allotment option, if any), as well as to reimburse expenses incurred by the Underwriter up to $70,000.

Pursuant to the Underwriting Agreement, the Company agreed to indemnify the Underwriter against certain liabilities, including liabilities under the Securities Act, and liabilities arising from breaches of representations and warranties contained in the Underwriting Agreement, or to contribute to payments that the Underwriter may be required to make in respect of those liabilities. The Underwriting Agreement also contains representations, warranties, conditions precedent to closing and other provisions customary for transactions of this nature.

Unit Agreement

The Units were issued pursuant to a Unit Agreement, dated August 31, 2015, between the Company and Corporate Stock Transfer, Inc. (the “Unit Agreement”). Each Unit consists of one share of common stock, par value $0.01 per share (the “Common Stock”), one share of Series B Convertible Preferred Stock and four Series A Warrants. The shares of Common Stock, the shares of Series B Convertible Preferred Stock and the Series A Warrants that comprise the Units will automatically separate on February 29, 2016, which is the six month anniversary of August 31, 2015 (the “Issuance Date”). However, the shares of Common Stock, the shares of Series B Convertible Preferred Stock and the Series A Warrants will separate prior to the expiration of such six-month anniversary if at any time after September 30, 2015, either (i) the closing price of the Company’s common stock on the NASDAQ Capital Market is greater than 200% of the Series A Warrants exercise price for a period of 20 consecutive trading days (the “Trading Separation Trigger”), (ii) all Series A Warrants in a given Unit are exercised for cash (solely with respect to the Units that include the exercised Series A Warrants) (a “Warrant Cash Exercise Trigger”) or (iii) the Units are delisted (the “Delisting Trigger”) from the NASDAQ Capital Market for any reason (any such event, a “Separation Trigger Event”). Upon the occurrence of a Separation Trigger Event, the Units will separate: (i) 15 days after the date of the Trading Separation Trigger, (ii) on the date of any Warrant Cash Exercise Trigger (solely with respect to the Units that include the exercised Series A Warrants) or (iii) the date of the Delisting Trigger, as the case may be. This separation of the Units prior to February 29, 2016 is referred to herein as an “Early Separation.”

For a description of the terms of the Series B Convertible Preferred Stock included within the Units, see “Certificate of Designation for Series B Preferred Stock” below. For a description of the terms of the Series A Warrants included within the Units, see “Series A Warrants” below.

Warrant Agreement / Series A Warrants

The Series A Warrants are issued pursuant to the Warrant Agency Agreement, dated as of August 31, 2015 between the Company and Corporate Stock Transfer, Inc. (the “Warrant Agreement”). The Series A Warrants are exercisable upon the separation of the Units, provided that all Series A Warrants in a given Unit may be exercised for cash at any time commencing 30 days after the Issuance Date. The Series A Warrants will terminate on the fifth anniversary of the Issuance Date. Each Series A Warrant is exercisable into one share of our common stock at an initial cash exercise price of $4.95 per share. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the exercise price.

Holders may exercise Series A Warrants by paying the exercise price in cash or, in lieu of payment of the exercise price in cash, by electing to receive a number of shares of Common Stock equal to the Black Scholes Value (as defined below) based upon the number of shares the holder elects to exercise. The number of shares of Common Stock to be delivered will be determined according to the following formula, referred to as the “Cashless Exercise.”

Total Shares = (A x B) / C

Where:

•	Total Shares is the number of shares of Common Stock to be issued upon a Cashless Exercise.
12

•	A is the total number of shares with respect to which the Series A Warrant is then being exercised.
•	B is the Black Scholes Value (as defined below).
•	C is the closing bid price of the Common Stock as of two trading days prior to the time of such exercise, provided that in no event may “C” be less than $0.43 per share (subject to appropriate adjustment in the event of stock dividends, stock splits or similar events affecting the Common Stock).

As defined in the Series A Warrants, “Black Scholes Value” means the Black Scholes value of an option for one share of Common Stock at the date of the applicable Cashless Exercise, as such Black Scholes Value is determined, calculated using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg utilizing (i) an underlying price per share equal to 55% of the Unit price, or $4.95 per share, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of the Series A Warrant as of the applicable Cashless Exercise, (iii) a strike price equal to the exercise price in effect at the time of the applicable Cashless Exercise, (iv) an expected volatility equal to 135% and (v) a remaining term of such option equal to five years (regardless of the actual remaining term of the Series A Warrant). The Cashless Exercise feature of the Series A Warrants provides for the issuance of a number of shares of Common Stock that increases as the trading market price of the Common Stock decreases, subject to a floor price of $0.43. If all of the 7,580,040 Series A Warrants that were issued as part of the Units sold in the Offering and part of the Exchange Units issued on August 31, 2015, as described below, were exercised pursuant to a Cashless Exercise and the closing bid price of the Common Stock as of the two trading days prior to the time of such exercise was $0.43 per share or less and the Black Scholes Value was $4.326 (the Black Scholes Value as of August 28, 2015), then a total of approximately 76.3 million shares of Common Stock would be issued to the holders of such Series A Warrants.  The potential for such dilutive exercise of the Series A Warrants may depress the price of Common Stock regardless of the Company’s business performance, and could encourage short selling by market participants, especially if the trading price of the Common Stock begins to decrease.

The Series A Warrants will not be exercisable or exchangeable by the holder of such warrants to the extent (and only to the extent) that the holder or any of its affiliates would beneficially own in excess of 4.99% of the common stock of the Company, determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

In addition to (but not duplicative of) the adjustments to the exercise price and the number of shares of Common Stock issuable upon exercise of the Series A Warrants in the event of stock dividends, stock splits, reorganizations or similar events, if the Company, at any time prior to the three year anniversary of the Issuance Date:

(i)	declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to all or substantially all of the holders of shares of Common Stock (a “Distribution”), at any time after the Issuance Date, then, in each such case, the holders of the Series A Warrants will be entitled to participate in such Distribution to the same extent that the holders would have participated therein if the holder had held the number of shares of Common Stock acquirable upon complete exercise of the Series A Warrants by either paying the exercise price for such shares of Common Stock in cash in full or by exercising the Series A Warrants in full pursuant to a Cashless Exercise, whichever results in the lesser number of shares of Common Stock issued, as of the date immediately preceding the date on which a record is taken for such Distribution, or, if no such record is taken, the date as of which the record holders of shares of Common Stock are to be determined for the participation in such Distribution; or
(ii)	grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of shares of Common Stock (the “Purchase Rights”), then the holders of Series A Warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon complete exercise of the Series A Warrant by either paying the exercise price for such shares of Common Stock in cash in full or by exercising the Series A Warrant in full pursuant to a Cashless Exercise, whichever results in the lesser number of shares of Common Stock issued, as of the date immediately preceding the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record holders of shares of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights.

If, at any time a Series A Warrant is outstanding, the Company consummates any fundamental transaction, as described in the Series A Warrants and generally including any consolidation or merger into another corporation, or the sale of all or substantially all of our assets, or other transaction in which the Common Stock is converted into or exchanged for other securities or other consideration, the holder of any Series A Warrants will thereafter receive, the securities or other consideration to which a holder of the number of shares of Common Stock then deliverable upon the exercise or exchange of such Series A Warrants would have been entitled upon such consolidation or merger or other transaction.

Unit Purchase Option

Pursuant to the Underwriting Agreement, the Company, in connection with the Offering, entered into a Unit Purchase Option Agreement, dated as of August 31, 2015 (the “Unit Purchase Option”), pursuant to which the Company granted the Underwriter the right to purchase from the Company up to a number of Units equal to 5% of the Units sold in the Offering (or up to 83,333 Units) at an exercise price equal to 125% of the public offering price of the Units in the Offering, or $11.25 per Unit. The Unit Purchase Option shall expire on August 25, 2018.

Unit Exchange

On February 4, 2014, the Company raised $2,055,000 in gross proceeds from a private placement of 20,550 shares of Series A Convertible Preferred Stock, par value $0.01, with a stated value of $100 per share (the “Series A Preferred Shares”) and warrants to purchase shares of the Company’s common stock. The Series A Preferred Shares and warrants were sold to investors pursuant to a Securities Purchase Agreement, dated as of February 4, 2014.

In connection with the Offering, the holders of the Series A Preferred Shares agreed to exchange all of the outstanding Series A Preferred Shares for units with the same terms as the Units (the “Exchange Units”) such that for every dollar of stated value of Series A Preferred Shares tendered the holders would receive an equivalent value of Exchange Units based on the public offering price of the Units in this offering (the “Unit Exchange”). The warrants that were issued in connection with the issuance of the Series A Preferred Shares would remain outstanding; however, the warrant amounts would be reduced so that the warrants will be exercisable into an aggregate of 84,770 shares of the Company’s common stock. The Exchange Units were exempt from registration under the Securities Act pursuant to Section m3(a)(9) thereof.

On August 31, 2015, the Company consummated the Unit Exchange whereby the Company issued a total of 228,343 Units (the “Exchange Units”) in exchange for the outstanding Series A Convertible Preferred Stock which were then cancelled. The Exchange Units were exempt from registration under the Securities Act pursuant to Section 3(a)(9) thereof.

Certificate of Designation for the Series B Convertible Preferred Stock

On August 28, 2015, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Certificate of Designation”) with the Delaware Secretary of State. The Certificate of Designation creates the Series B Convertible Preferred Stock and fixes the rights, preferences, powers, restrictions and limitations of the Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is a component of the Units being offered pursuant to the Offering, Units that could be issued upon exercise by the Underwriter of the Unit Purchase Option described in Item 1.01 above and also part of the Exchange Units described in Item 3.02 above.

Each share of Series B Convertible Preferred Stock is convertible into one share of Common Stock (subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events) on the six month anniversary of the Issuance Date or on the date of an Early Separation. In addition, the Series B Convertible Preferred Stock will automatically convert into shares of common stock upon the occurrence of a Fundamental Transaction, subject to the beneficial ownership limitation discussed below. A “Fundamental Transaction” means that (i) the Company shall, directly or indirectly, in one or more related transactions, (1) consolidate or merge with or into (whether or not the Company is the surviving corporation) any other person unless the shareholders of the Company immediately prior to such consolidation or merger continue to hold more than 50% of the outstanding shares of voting stock after such consolidation or merger, or (2) sell, lease, license, assign, transfer, convey or otherwise dispose of all or substantially all of the properties and assets of the Company and its subsidiaries, taken as a whole, to any other person, or (3) allow any other person to make a purchase, tender or exchange offer that is accepted by the holders of more than 50% of the outstanding shares of voting stock of the Company (not including any shares of voting stock of the Company held by the person or persons making or party to, or associated or affiliated with the persons making or party to, such purchase, tender or exchange offer), or (4) consummate a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with any other person whereby such other person acquires more than 50% of the outstanding shares of voting stock of the Company (not including any shares of voting stock of the Company held by the other person or other persons making or party to, or associated or affiliated with the other persons making or party to, such stock or share purchase agreement or other business combination), or (ii) any “person” or “group” (as these terms are used for purposes of Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations promulgated thereunder), other than a Permitted Holder, is or shall become the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 50% of the aggregate ordinary voting power represented by issued and outstanding voting stock of the Company. The term Permitted Holders means Josh Kornberg, Atlantic Partners Alliance and SOK Partners, LLC and each of their respective affiliates.

The Series B Convertible Preferred Stock will not be convertible by the holder of such preferred stock to the extent (and only to the extent) that the holder or any of its affiliates would beneficially own in excess of 4.99% of the common stock of the Company. For purposes of the limitation described in this paragraph, beneficial ownership and all determinations and calculations are determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder.

The Series B Convertible Preferred Stock has no voting rights, except that the holders of shares of a majority of the Series B Convertible Preferred Stock will be required to effect or validate any amendment, alteration or repeal of any of the provisions of the Certificate of Designation that materially adversely affects the powers, preferences or special rights of the Series B Convertible Preferred Stock, whether by merger or consolidation or otherwise, subject to certain exceptions set forth in the Certificate of Designations.

With respect to payment of dividends and distribution of assets upon liquidation or dissolution or winding up of the Company, the Series B Convertible Preferred Stock shall rank equal to the common stock of the Company. No sinking fund has been established for the retirement or redemption of the Series B Convertible Preferred Stock.

Cancellation of the Company’s Series A Preferred Stock.

On August 31, 2015, the Company filed the Termination Certificate for Series A Convertible Preferred Stock (the “Termination Certificate”) with the Delaware Secretary of State. After the cancellation of the Series A Convertible Preferred Stock pursuant to the Unit Exchange described in Item 3.02 above, there were no shares of Series A Convertible Preferred Stock outstanding. The Termination Certificate removed the Series A Convertible Preferred Stock from the Company’s authorized share capital, rendered the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”) null and void and eliminated all matters set forth in the Series A Certificate of Designation with respect to the Series A Convertible Preferred Stock from the Certificate of Incorporation of the Company. Pursuant to the Termination Certificate, the authorized shares of Series A Convertible Preferred Stock in the Series A Certificate of Designation resumed the status of authorized but unissued and undesignated shares of preferred stock of the Company.

Redemption of Convertible Notes

In connection with the closing of the Offering, $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium were redeemed for total payments of $1,548,792. See Note 4. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes.

Other Events

As a result of the consummation of the Offering and the Unit Exchange on August 31, 2015, the Company issued a total of 1,895,010 Units (1,666,667 Units sold in the Offering and 228,343 Exchange Units issued in the Unit Exchange), comprised of a total of aggregate of 1,895,010 shares of Common Stock, 1,895,010 shares of Series B Preferred Stock and 7,580,040 Series A Warrants.

As of such date, the Underwriter had the right to purchase an additional 250,000 Units pursuant to its overallotment option under the Underwriting Agreement and 83,333 Units pursuant to the Unit Purchase Option.

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

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2013	385,733	$6.75	461,920	$10.50

Issued	75,683	8.12	161,375	3.81
Expired	(7,879)	23.58	(81,851)	13.54
Exercised	(4,936)	1.76	(40,722)	8.38

Outstanding at December 31, 2014	448,601	$7.51	500,722	$7.95

Issued	73,158	3.14	7,581,722	4.95
Expired	(13,804)	13.71	(1,567)	14.04
Exercised	-	-	-	-

Outstanding at September 30, 2015	507,955	$6.82	8,080,877	$5.14

At September 30, 2015, 504,788 stock options are fully vested and currently exercisable with a weighted average exercise price of $6.20 and a weighted average remaining term of 6.16 years. At September 30, 2015, 500,837 warrants are fully vested and exercisable. Stock-based compensation recognized for the nine months ending September 2015 and September 2014 was $320,334 and $440,117, respectively. The Company has $38,065 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over a weighted average period of approximately 5 months.

The following summarizes the status of options and warrants outstanding at September 30, 2015:

Range of Prices	Shares	Weighted Remaining Life
Options
$0.75	7,333	5.77
$3.10	59,681	9.76
$3.21	6,232	10.00
$3.45	7,245	9.51
$4.875	134	7.45
$5.25	2,031	6.94
$5.625	192,000	7.46
$5.925	23,206	7.47
$6.00	123,998	6.88
$6.50	3,845	9.26
$6.60	5,332	6.32
$8.25	3,636	9.01
$9.9375	3,019	7.79
$10.50	3,238	7.79
$11.25	13,666	7.35
$12.75	67	7.61
$13.875	2,160	8.51
$17.25	40,261	8.44
$18.75	3,334	8.40
$20.25	4,940	8.26
$21.75	1,336	8.02
$23.85	1,260	8.01

	507,955
Warrants
$0.75	400	0.19
$4.95	7,580,040	4.92
$6.00	102,857	2.45
$9.00	2,666	2.32
$9.75	63,227	3.85
$11.25	203,801	2.27
$12.375	71,257	3.86
$12.38	5,557	4.11
$13.50	4,444	2.72
$14.85	23,612	2.66
$20.25	1,481	3.38
$24.375	21,535	3.35
	8,080,877

Stock options and warrants expire on various dates from December 2015 to September 2025.

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

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of September 30, 2015 by year of grant:

Stock Options:

Year	Shares	Price
2011	11,666		$0.75
2012	126,029	5.25	–	6.00
2013	238,088	4.875	–	25.613
2014	59,013	6.50	–	18.75
2015	73,158	3.10	–	3.45
Total	507,955	$ .75	–	25.613

Warrants:

Year	Shares	Price
2010	400		0.75
2011	-		–
2012	69,801		11.25
2013	267,579	6.00	–	14.85
2014	161,375	12.375	–	24.375
2015	7,581,722	$4.95	–	9.75
Total	8,080,877	$0.75	–	24.375

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

As of June 30, 2015, $927,663 aggregate principal amount of Convertible Notes, plus accrued and unpaid interest thereto, have been converted into shares of our common stock and $933,073 aggregate principal amount of Convertible Notes remained outstanding.

In connection with the Offering, the holders of the Convertible Notes agreed to not exercise their right to convert the Convertible Notes into shares of the Company’s common stock, in exchange for the Company’s agreement to redeem all of the outstanding Convertible Notes promptly following the consummation of the Offering at a redemption price equal to 140% of the principal amount, plus accrued and unpaid interest to the redemption date. On August 31, 2015, the closing date of the offering, the Company redeemed the remaining $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium, for a total payment of $1,548,792. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes. Each holder of the Convertible Notes agreed to the foregoing terms and entered into an Amendment to Senior Convertible Notes and Agreement with the Company. As of September 30, 2015 none of the Convertible Notes were outstanding.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss available in basic and diluted calculation	$(1,116,402)	$(1,115,221)	$(2,527,524)	$(4,468,170)

Denominator:
Weighted average common shares outstanding-basic	3,936,126	2,984,335	3,435,700	2,967,483

Effect of diluted stock options and warrants (1)	-	-	-	-

Weighted average common shares outstanding-basic	3,936,126	2,984,335	3,435,700	2,967,483

Loss per common share basic and diluted	$(0.28)	$(0.37)	$(0.74)	$(1.51)

(1) The number of shares underlying options and warrants outstanding as of September 30, 2015 and September 30, 2014 are 8,588,832 and 945,220 respectively. The number of underlying Series B preferred shares outstanding is 1,895,010. The effect of the shares that would be issued upon exercise of such options and warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

At September 30, 2015, the Company had approximately $22.3 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2016, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $12.5 million of gross NOLs to reduce future state taxable income at September 30, 2015, which will expire in years 2022 through 2034 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At September 30, 2015, the federal and state valuation allowances were $9.5 million and $0.4 million, respectively.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014

Deferred Tax Asset:
Net Operating Loss	$9,307,000	$7,919,000
Other	628,000	1,150,000
Total Deferred Tax Asset	9,935,000	9,069,000
Less Valuation Allowance	9,935,000	9,069,000
Net Deferred Income Taxes	$—	$—

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $15,900 and $50,156 for the three and nine months ended September 30, 2015 and was $15,719 and $46,321 for the three and nine months ended September 30, 2014 respectively.

The Company’s rent obligation for the next five years is as follows:

2015	$9,250
2016	$38,000
2017	$39,000
2018	$3,600
2019	$-

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

The inputs to the Black-Scholes model during 2009 through 2014 were as follows:

Stock price	$3.75	to	$37.50
Exercise price	$ .75	to	$25.613
Expected life (years)	2.0	to	6.5
Expected volatility		59%
Assumed dividend rate		- %
Risk-free interest rate	.13%	to	2.97%

The original valuations, annual gain/(loss) and end of year valuations are shown below:

	Initial Value	Annual Gain (Loss)	Value at 12/31/09	2010 Gain (Loss)	Value at 12/31/10	2011 Gain (Loss)	Value at 12/31/2011	2012 Gain (Loss)	Value at12/31/2012	2013 Gain (Loss)	Value at12/31/2013	2014 Gain (Loss)	Value at 12/31/2014

January 1, 2009 adoption	$479,910	$(390,368)	$870,278	$868,772	$1,506	$(88,290)	$89,796	$(21,856)	$111,652	$100,053	$11,599	$11,599	$-
Warrants issued in quarter ended 6/30/2009	169,854	20,847	149,007	147,403	1,604	(4,689)	6,293	6,293	-	-	-	-	-
Warrants issued in quarter ended 9/30/2009	39,743	(738)	40,481	40,419	62	(1,562)	1,624	910	714	714	-	-	-
Warrants issued in quarter ended 12/31/2009	12,698	617	12,081	12,053	28	(724)	752	415	337	337	-	-	-
Subtotal	702,205		1,071,847
Warrants issued in quarter ended 3/31/2010	25,553			25,014	539	(5,570)	6,109	3,701	2,408	2,408	-	-	-
Warrants issued in quarter ended 6/30/2010	31,332			30,740	592	(6,122)	6,714	6,083	631	631	-	-	-
Warrants issued in quarter ended 9/30/2010	31,506			20,891	10,615	(44,160)	54,775	1,338	53,437	53,437	-	-	-
Total	$790,596	$(369,642)	$1,071,847	$1,145,292	$14,946	$(151,117)	$166,063	$(3,116)	$169,179	$157,580	$11,599	$11,599	$-

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

On July 23, 2014, the Company entered into the a securities purchase agreement pursuant to which the Company agreed to issue and sell convertible notes and warrants to SOK, under the terms described in Note 4 of this Report. SOK’s note (the “SOK Note”) had an original principal amount of $122,196, and the warrant issued to SOK (the “SOK Warrant”) was to initially acquire up to 5,431 additional shares of Common Stock for an aggregate purchase price of $100,000 (with a reduced principal amount as described below representing an approximately 8.7% original issue discount). Under a provision in the existing agreements, upon effectiveness of a resale registration statement covering certain shares, on September 9, 2014, the principal amount of the SOK Note was reduced to $108,696 and the number of SOK Warrants was reduced to 4,831 shares. As described in Note 4 in connection with the Offering, the holders of the Convertible Notes agreed to not exercise their right to convert the Convertible Notes into shares of the Company’s common stock, in exchange for the Company’s agreement to redeem all of the outstanding Convertible Notes promptly following the consummation of the Offering at a redemption price equal to 140% of the principal amount, plus accrued and unpaid interest to the redemption date. During September 2015, the Company redeemed all of the convertible notes for approximately $1.5 million to which approximately $167,031 was paid to the affiliates.

Note 10 – Retirement Savings Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2015 and 2014, we matched 100%, of the employee’s contribution up to 4% of their earnings. The employer contribution was $7,021 and $21,735 for the three and nine months ending September 30, 2015 and was $14,102 and $29,596 for the three and nine months ending September 30, 2014, respectively.

Note 11 – Commitments and Contingencies

Darryl C. Demaray, Brady P. Farrell, Christopher S. Howell and Ronald W. Walters v. Skyline Medical Inc. On April 29, 2015, the plaintiffs filed an action in District Court in Dakota County, Minnesota against the Company. The four plaintiffs were former employees of the Company who were engaged as a Regional Sales Manager. The Company has attended mediation and reached a settlement agreement with all of the parties. In total, including legal and other fees, the Company has agreed to pay $271,236.

Note 12 – Supplemental Cash Flow Data

Cash payments for interest were $226,960 and $237,121 for the three and nine months ended September 30, 2015 and were $21,627 and $43,233 for the three and nine months ended September 30, 2014.

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

We currently have one regional sales manager to sell the STREAMWAY FMS. In 2014 we signed a contract with an independent distributor covering New York and surrounding areas as well as, three other independent contracting groups handling parts of the Midwest, the Southeast and Oklahoma.

Since inception, we have been unprofitable. We incurred net losses of approximately $1.1 million and $2.5 million for the three and nine months ended September 30, 2015, and $1.1 million and $4.5 million for the three months and nine months ended September 30, 2014, respectively. As of September 30, 2015 and September 30, 2014, we had an accumulated deficit of approximately $38.2 million and $33.2 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY FMS system and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

In the first quarter of 2014, the Company commenced sales of an updated version of the STREAMWAY FMS, which provides a number of enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. This updated version utilizes improved technology, including the capability for continuous flow and continuous suctioning, as covered by our provisional patent application filed in 2013 and our non-provisional patent application filed in January 2014. We sold ninety-one STREAMWAY units to date.

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

Results of Operations

Revenue. The Company recognized $86,000 of revenue in the three months ended September 30, 2015 compared to $397,000 in revenue in the three months ended September 30, 2014. The Company recognized $471,000 of revenue in the nine months ended September 30, 2015 compared to $786,000 in revenue in the nine months ended September 30, 2014. The reduction resulted from a reduced sales staff and associated sales efforts as a result of the cash shortfall we had been experiencing. The revenue in the first nine months of 2015 included the sale of 15 STREAMWAY FMS systems plus disposable sales totaling $219,000.

Cost of sales. Cost of sales was $20,000 in the three months ended September 30, 2015 and $135,000 in the three months ended September 30, 2014. Cost of sales was $199,000 in the nine months ended September 30, 2015 and $264,000 in the nine months ended September 30, 2014. The gross profit margin was approximately 58% in the nine months ended September 30, 2015 compared to 66% in the nine months ended September 30, 2014. Our margins were reduced in the first nine months as we replaced our original STREAMWAY units for the new iteration units at no charge to our customers. Our margins still vary as our initial production of the STREAMWAY has been released for sale. We expect our margins to increase during the fourth quarter (the three months ended September 30, 2015 had a gross margin of 77%, which is more in line with our expected margins) as our manufacturing production becomes more consistent, and as increased sales allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution. Over the next several quarters, we expect increases in revenues to exceed increases in costs related to increasing manufacturing and sales capabilities.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses increased by $124,000 from the three months ended September 30, 2015 compared to September 30, 2014. G&A expenses decreased by $1,658,000 from the nine months ended September 30, 2015 compared to September 30, 2014. The three month increase was primarily due to a $475,000 difference in convertible note expenses as a result of the redemption of the convertible notes at 140% of the principal amount, and penalty fees and interest for payroll taxes at approximately $29,000. Offsetting reductions were due to a $262,000 favorable difference in legal fees, $65,000 less in finder’s fees and a $52,000 decrease in stock based compensation. The nine month decrease was primarily due to $745,000 of bonuses and associated payroll taxes waived by the Company’s executives, $530,000 in reduced legal fees, $334,000 less in miscellaneous expenses (the Marshall Ryan settlement was expensed in 2014), $284,000 in reduced finder’s fees, $292,000 less in investor relations, stock based compensation and investors stock compensation and $60,000 saved in recruiting fees. Offsetting increases were a $475,000 difference in convertible note expenses as a result of the redemption of the convertible notes at 140% of the principal amount, $124,000 in payroll tax penalties and interest and a $50,000 increase in corporate insurance premiums.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the Company’s current stage.

Operations expense increased by $20,000 in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The three month increase was due to $42,000 in bonuses and $6,000 in resource engineering; offset by $7,000 in reduced consulting fees, $9,000 less for shipping and postage and a $13,000 reduction for research and development. Operations expense decreased by $365,000 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Payroll and payroll taxes were reduced by $43,000, prior bonuses were waived saving $108,000, research and development was reduced by $142,000, consulting expenses were lowered by $40,000, shipping and postage decreased by $18,000 and stock based compensation was reduced by $14,000.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses decreased by $258,000 in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The three month decrease was due to a $46,000 reduction from a difference in salaries, benefits and taxes from reducing the sales managerial staff in 2015; $21,000 from a reduction in travel expense due to the reduced staff size; $66,000 from a reduction in commissions and $115,000 from lower bonuses. Sales expense decreased by $410,000 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The nine month decrease was due to a $150,000 reduction in salaries, benefits and taxes due to less sales managerial staff; a $71,000 reduction in travel expense due to the reduced staff size; $58,000 less in commissions; $97,000 from lower bonuses; $15,000 less in marketing expenses; $23,000 less in trade show costs and $16,000 less in public relations expense. Offsetting these reductions was a $51,000 increase in stock compensation expense.

Interest expense. Interest decreased by $80,000 in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due to less amortization of debt discounts and interest for our convertible notes issued in the third quarter of 2014 that extend into 2015. Interest increased by $230,000 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due to amortization of debt discounts and interest for our convertible notes issued in the third quarter of 2014 that extend into 2015.

The gain on revaluation of equity-linked financial instruments reflected zero gain or loss in the nine months ended September 30, 2015 compared to a gain of $11,600 in the nine months ended September 30, 2014. The result in the current period was from all warrants having expired previously.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $4,637,000 for the nine months ended September 30, 2015 compared with net cash used of $3,143,000 for the 2014 period. The $1,494,000 increase in cash used in operating activities was due to significant payments reducing accounts payable and accrued expenses. The reductions in accrued expenses were for the following payment: premium paid plus interest to redeem convertible notes as agreed with the holders to induce the redemption at a rate of 140% of principal: $616,000; past due payrolls and taxes for employees: $1,420,000; and past due amounts under agreed upon legal settlements, including interest and penalties: $916,000. In addition, the Company decreased payables by paying an aggregate $966,000 in cost of goods to vendors for past due amounts for production of our product and in past due professional fees.

Cash flows used in investing activities was $23,700 for the nine months ended September 30, 2015 and $122,300 for the nine months ended September 30, 2014. Due to cash restrictions there were no additional purchases of fixed assets and minimal payments of fees related to patents.

Net cash provided by financing activities was $12,400,000 for the nine months ended September 30, 2015 compared to net cash provided of $3,400,000 for the nine months ended September 30, 2014. In the second quarter of 2015 the Company received cash for two convertible notes totaling $250,000. The Company completed a public offering on August 31, 2015 raising a net $13,555,003. This was partially offset by redeeming convertible notes with a remaining principal amount of $933,074 not including accrued interest and redemption premiums.

Capital Resources

We had a cash balance of $7,733,000 as of September 30, 2015. Since our inception, we have incurred significant losses. As of September 30, 2015, we had an accumulated deficit of approximately $38,229,000.

From inception to September 30, 2015, our operations have been funded through a bank loan and private convertible debt of approximately $5,685,000 and equity investments totaling approximately $22,723,000. See “Historical Financing” below.

In the first nine months of 2015, we recognized $471,000 in revenues. Our product sales since the end of the third quarter have resulted in approximately $73,000 in revenues.

Plan of Financing; Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $38.2 million as of September 30, 2015. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding). We currently have no outstanding bank debt and no secured indebtedness.

We received $471,000 in revenues from product sales in the first three quarters of 2015; however, our operating losses and negative cash flow have continued, including operating cash flows of a negative $5,131,000 in the first three quarters of 2015, compared to a negative $3,143,000 in the first three quarters of 2014. We anticipate that we will continue to incur net losses at least through 2015. We received a net $13,555,003 on August 31, 2015 as a result of our public offering. There was an immediate cash spend over the next thirty days of approximately $5,800,000 (see Cash Flow). Our cash balance was $7,733,000 as of September 30, 2015.

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

Our balance of debts, liabilities and cash obligations that are either considered past due or that will become due in calendar 2015 was approximately $2,602,104 as of September 30, 2015 and has continued to decrease.

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

Series A Preferred Stock. On February 4, 2014, (the “Closing Date”) we raised $2,055,000 in gross proceeds from a private placement of Series A Convertible Preferred Stock, par value $0.01 (the “Preferred Shares”) pursuant to a Securities Purchase Agreement with certain investors (the “Purchasers”) purchased 20,550 Preferred Shares, and warrants (the “Warrants”) initially to acquire an aggregate of approximately 21,334 shares of Common Stock. The Warrants were initially exercisable at an exercise price of $24.38 per share and expire after five years from the Closing Date. Since the Common Stock was not listed on the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the Closing Date, as such the Company was required to issued additional Warrants to purchase additional shares of Common Stock, equal to 30% of the shares of Common Stock which the Preferred Shares each Purchaser purchased are convertible into.

The Preferred Shares were initially convertible at the option of the holder into the number of shares of Common Stock determined by dividing the stated value of the Preferred Shares being converted by the conversion price of $19.50, reduced in July 2015 to $9.75 per share, subject to adjustment for stock splits, reverse stock splits and similar recapitalization events. The Preferred Shares were eligible to vote with the Common Stock on an as-converted basis, but only to the extent that the Preferred Shares were eligible for conversion without exceeding the Beneficial Ownership Limitation. The Preferred Shares were entitled to receive dividends on a pari passu basis with the Common Stock, when, and if declared. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of Common Stock ranking prior to the Preferred Shares upon liquidation, the holders of the Preferred Shares were entitled to receive, prior and in preference to the holders of any junior securities, an amount equal to $2,055,000 times 1.2, plus all declared but unpaid dividends.

The Warrants are exercisable on any day on or after the date of issuance, and have a term of five years. However, a holder is prohibited from exercising a Warrant if, as a result of such exercise, the holder, together with its affiliates, would exceed Certain limitations on conversion so that the holder will not own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the Warrants held by the applicable holder, with the percentage subject to increase in certain circumstances. As a result of not reaching certain sales goals by January 2015, the number of shares of Common Stock for which such Warrant may be exercised were increased 2.5 times under the terms of the Warrants; these additional Warrants were subsequently canceled as described below.

On August 31, 2015, the Company completed the Unit Exchange as described in Note 3 under “Stockholders’ Deficit, Stock Options and Warrants”. The Company filed the Termination Certificate for Series A Convertible Preferred Stock (the “Termination Certificate”) with the Delaware Secretary of State. After the cancellation of the Series A Convertible Preferred Stock pursuant to the Unit Exchange, $2,055,000 divided by the Unit price of $9.00 Per Unit equaling 228,334 Units, there were no shares of Series A Convertible Preferred Stock outstanding. The Termination Certificate removed the Series A Convertible Preferred Stock from the Company’s authorized share capital, rendered the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”) null and void and eliminated all matters set forth in the Series A Certificate of Designation with respect to the Series A Convertible Preferred Stock from the Certificate of Incorporation of the Company. Pursuant to the Termination Certificate, the authorized shares of Series A Convertible Preferred Stock in the Series A Certificate of Designation resumed the status of authorized but unissued and undesignated shares of preferred stock of the Company.

2014 and 2015 Sales of Convertible Notes and Warrants.

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

On April 8, 2015, the Company entered into a securities purchase agreement with a private investor, pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $125,000 (the “April 2015 Note”), which shall be convertible into a certain amount of shares of Common Stock, in accordance with the terms of the April 2015 Note, for an aggregate purchase price of $100,000 (representing an approximately 20% original issue discount. The terms of the April 2015 Note are substantially similar to those of the 2014 Convertible Notes, except that the 2015 Convertible Notes mature on April 7, 2016.

On May 8, 2015, the Company entered into a securities purchase agreement with a private investor, pursuant to which the Company agreed to issue and sell (i) a senior convertible note, in an original principal amount of $150,000 (the “May 2015 Note”), which shall be convertible into a certain amount of shares of Common Stock, in accordance with the terms of the May 2015 Note, for an aggregate purchase price of $150,000. The terms of the May 2015 Note are substantially similar to those of the 2014 Convertible Notes.

In connection with the Offering, the holders of the Convertible Notes agreed to not exercise their right to convert the Convertible Notes into shares of the Company’s common stock, in exchange for the Company’s agreement to redeem all of the outstanding Convertible Notes promptly following the consummation of the Offering at a redemption price equal to 140% of the principal amount, plus accrued and unpaid interest to the redemption date. On August 31, 2015, the closing date of the Offering, the Company redeemed the remaining $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium, for a total payment of $1,548,792. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes. Each holder of the Convertible Notes agreed to the foregoing terms and entered into an Amendment to Senior Convertible Notes and Agreement with the Company. As of September 30, 2015, none of the Convertible Notes were outstanding.

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

At any time commencing on the earliest to occur of (x) the public disclosure of any change of control, (y) the consummation of any change of control and (z) the holder first becoming aware of any change of control through the date that is ninety (90) days after the public disclosure of the consummation of such change of control by the Company pursuant to a Current Report on Form 8-K filed with the SEC, the Company or the successor entity (as the case may be) may be required to purchase the Warrants from the holder in an amount equal to the Black Scholes Value (as defined in the Warrants).

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

Because we did not have significant historical trading data on our common stock in 2009, we relied upon trading data from a composite of 10 medical companies traded on major exchanges and 15 medical companies quoted by the OTC Bulletin Board to help us arrive at expectations as to volatility of our own stock when broader public trading commences. In 2013 the Company experienced significant exercises of options and warrants.  The options raised $6,500 in capital. Warrants exercised for cash produced $1,330,000 of capital. In the case of options and warrants issued to consultants and investors we used the legal term of the option/warrant as the estimated term unless there was a compelling reason to use a shorter term. The measurement date for employee and non-employee options and warrants is the grant date of the option or warrant.  The vesting period for options that contain service conditions is based upon management’s best estimate as to when the applicable service condition will be achieved.  Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized.  The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment.  As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See “Note 3 – Stockholders’ Deficit, Stock Options and Warrants” in Notes to Financial Statements of this Quarterly Report on Form 10-Q for additional information.

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

Since our common stock has no significant public trading history in 2009, we were required to take an alternative approach to estimating future volatility and the future results could vary significantly from our estimates.  We compiled historical volatilities over a period of 2 to 7 years of 10 small-cap medical companies traded on major exchanges and 15 medical companies in the middle of the market cap size range on the OTC Bulletin Board and combined the results using a weighted average approach.  In the case of standard options to employees we determined the expected life to be the midpoint between the vesting term and the legal term.  In the case of options or warrants granted to non-employees, we estimated the life to be the legal term unless there was a compelling reason to make it shorter.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the Settlement Agreement, the parties have agreed that the lawsuit will be dismissed. The Company has agreed to pay Ryan an aggregate of $500,000 in various cash installments through April 25, 2015, including $200,000 in installments that were paid during 2014. The Settlement Agreement, among other things, extinguishes any prior claims of Plaintiffs for royalties or other alleged rights to payments under their prior agreements with the Company.

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

On September 1, 2015 the Company paid the settlement in full remitting $442,893.15 to Marshall Ryan, including $92,893 in interest and penalties.

Darryl C. Demaray, Brady P. Farrell, Christopher S. Howell and Ronald W. Walters v. Skyline Medical Inc. On April 29, 2015, the plaintiffs filed an action in District Court in Dakota County, Minnesota against the Company. The four plaintiffs are current or former employees of the Company who were or are each engaged as a Regional Sales Manager. The action alleges, among other things, breach of employment agreements, failure to pay certain cash and non-cash compensation, negligent misrepresentation and unjust enrichment. The plaintiffs are seeking the amounts they claim are due, in addition to, among other things, certain penalties and certain attorney’s fees and costs. The Company’s records indicate that certain amounts are owing to these individuals. The Company has attended mediation and reached a settlement agreement with all of the parties. In total, including legal and other fees, the Company has agreed to pay $271,236.

ITEM 1A. Risk Factors

In addition to the other information set forth in the Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 with the exception of the amendment and replacement of the first risk factor below and the addition of the second risk factor below.

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

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the first quarter of 2016. We had revenues of $471,000 in 2015, but as a result of our continued losses, our cash resources have not been sufficient to sustain our operations, and we have continued to depend on financing transactions to generate sufficient cash to stay in operation. As we manage our cash resources, our cash balance continues to fluctuate depending on the timing of receipt of product revenues and the proceeds of continued financing transactions, as well as the timing of our needs to pay for essential services and supplies to stay in operation. In April and May 2015 we raised gross proceeds of $100,000 and $150,000, respectively, from another private sale of convertible notes. These proceeds were used almost immediately to pay essential resources in order to stay in operation. On August 31, 2015 the Company received $13,555,003, net cash, as a result of our public offering. The cash balance in our account as of September 30, 2015 was approximately $7,700,000. Our balance of debts, liabilities and cash obligations that are either considered past due or that will become due in calendar 2015 was approximately $2,602,105 as of September 30, 2015 and has continued to decrease. We are currently incurring operating expenses of approximately $250,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

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

The Series A Warrants contain a cashless exercise feature with the potential for a higher dilutive issuance of Common Stock, which could adversely affect the value of the Common Stock.

The Series A Warrants, described in Note 3 under “Stockholders’ Deficit, Stock Options and Warrants”, can be exercised starting February 2016. The Series A Warrants contain a Cashless Exercise Feature that provides for the issuance of a number of shares of Common Stock that increases as the trading market price of the Common Stock decreases, subject to a floor price of $0.43. If all of the 7,580,040 Series A Warrants that were issued as part of the Units sold in the Offering and part of the Exchange Units issued on August 31, 2015, as described below, were exercised pursuant to a Cashless Exercise and the closing bid price of the Common Stock as of the two trading days prior to the time of such exercise was $0.43 per share or less and the Black Scholes Value were $4.326 (the Black Scholes Value as of August 28, 2015), then a total of approximately 76.3 million shares of Common Stock would be issued to the holders of such Series A Warrants. The potential for such dilutive exercise of the Series A Warrants may depress the price of Common Stock regardless of the Company’s business performance, and could encourage short selling by market participants, especially if the trading price of the Common Stock begins to decrease.”

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

On August 31, 2015, the Company consummated the Unit Exchange described in Note 3 under “Unit Exchange”, whereby the Company issued a total of 228,343 Units (the “Exchange Units”) in exchange for the outstanding Series A Preferred Shares, which were then cancelled. The Exchange Units were exempt from registration under the Securities Act pursuant to Section 3(a)(9) thereof.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

Item 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE MEDICAL INC.

Date: November 13, 2015	By:	/s/ Joshua Kornberg
Joshua Kornberg
President and Chief Executive Officer

Date: November 13, 2015	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

SKYLINE MEDICAL INC.

Form 10-Q

The quarterly period ended September 30, 2015

Exhibit No.	Description

3.1	Form Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (1)
3.2	Form of Termination Certificate for Series A Convertible Preferred Stock (2)

4.1	Form of Unit Agreement (including form of Unit) by and between Skyline Medical Inc. and Corporate Stock Transfer, Inc. (3)

4.2	Form of Series A Warrant Agency Agreement by and Between Skyline Medical Inc. and Corporate Stock Transfer, Inc. and Form of Warrant Certificate (4)
4.3	Form of Unit Purchase Option (5)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

_____________________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed on August 20, 2015 as Exhibit 3.6 to the Company’s Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.
(2)	Filed on August 31, 2015 as Exhibit 3.2 to our Current Report on Form 8-K and incorporated herein by reference.
(3)	Filed on August 20, 2015 as Exhibit 4.18 to the Company’s Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.
(4)	Filed on August 20, 2015 as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.
(5)	Filed on August 20, 2015 as Exhibit 4.14 to the Company’s Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.

