Form 10-Q/A
period 2015-09-30
Skyline Medical Inc.
filed 2015-12-09
CIK 1446159

AMENDMENT NO. 1 TO

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “10-Q/A”) for Skyline Medical, Inc. (the “Company”) for the quarter ended September 30, 2015, as filed with the Securities and Exchange Commission on November 13, 2015, is being filed solely for the purpose of amending the certification set forth in Exhibit 32.1 thereto.

This 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth above. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

SKYLINE MEDICAL INC.

Date: December 9, 2015	By:	/s/ Joshua Kornberg
Joshua Kornberg
President and Chief Executive Officer

Date: December 9, 2015	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

SKYLINE MEDICAL INC.

Form 10-Q/A

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

