Form 10-K
period 2015-12-31
Skyline Medical Inc.
filed 2016-03-16
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-36790

SKYLINE MEDICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1007393
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2915 Commers Drive, Suite 900

Eagan, Minnesota 55121

(Address and Zip Code of principal executive offices)

(Registrant’s telephone number, including area code): (651) 389-4800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock par value $0.01 per share	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated Filer ☐     Non-accelerated filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,873,239 as of June 30, 2015, based upon 1,894,594 shares at $3.10 per share as reported on OTCQB.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date: As of March 16, 2016, the registrant had 49,894,145 shares of common stock, par value $.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1. BUSINESS.

Overview

We are a medical device company manufacturing an environmentally conscientious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. We own patent rights to our products, which consist of the STREAMWAY®FMS and distribute our products to medical facilities where bodily and irrigation fluids produced during surgical procedures must be contained, measured, documented, and disposed. Our products minimize the exposure potential to the healthcare workers who handle such fluids. Our goal is to create products that dramatically reduce staff exposure without significant changes to established operative procedures, historically a major stumbling block to innovation and product introduction. In addition to simplifying the handling of these fluids, we believe our technologies provide cost savings to facilities over the aggregate costs incurred today using the traditional canister method of collection, neutralization, and disposal. We sell our products through an experienced in-house sales force. The Company has one regional manager currently on staff. We also intend to utilize independent distributors in the United States and Europe, initially, and eventually to other areas of the world.

The STREAMWAY FMS is a wall mounted fully automated system that disposes of an unlimited amount of suctioned fluid providing uninterrupted performance for surgeons while virtually eliminating healthcare workers exposure to potentially infectious fluids found in the surgical environment. The system also provides an innovative way to dispose of ascetic fluid with no evac bottles, suction canisters, transport or risk of exposure. The Company also manufactures and sells two disposable products required for system operation: a bifurcated single procedure filter with tissue trap and a single use bottle of cleaning solution. Both items are used on a single procedure basis and must be discarded after use.

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

Skyline believes that the STREAMWAY FMS is unique to the industry in that it allows for continuous suction to the surgical field and provides unlimited capacity to the user so no surgical procedure will ever have to be interrupted to change canisters. It is wall mounted and takes up no valuable operating room space. The FMS can replace the manual process of collecting fluids in canisters and transporting and dumping in sinks outside of the operating room that is still being used by many hospitals and surgical centers.

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

The Company was originally incorporated on April 23, 2002 in Minnesota as BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. Pursuant to an Agreement and Plan of Merger effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. On August 31, 2015, the Company completed a successful offering and concurrent uplisting to The NASDAQ Capital Market. Our address is 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121. Our telephone number is 651-389-4800, and our website address is www.skylinemedical.com. Information on our website is not included or incorporated by reference in this report.

Industry and Market Analysis

Infectious and Bio-hazardous Waste Management

There has long been recognition of the collective potential for ill effects to healthcare workers from exposure to infectious/bio-hazardous materials federal and state regulatory agencies have issued mandatory guidelines for the control of such materials, and in particular, bloodborne pathogens. The medical device industry has responded to this need by developing various products and technologies to limit exposure or to alert workers to potential exposure.

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

According to the American Hospital Association’s (AHA) Hospital Statistics, 2013 edition, America’s hospitals performed approximately 86 million surgeries. This number does not include the many procedures performed at surgery centers across the country.

The majority of these procedures produce potentially infectious materials that must be disposed with the lowest possible risk of cross-contamination to healthcare workers. Current standards of care allow for these fluids to be retained in canisters, located in the operating room where they can be monitored throughout the surgical procedure. Once the procedure is complete these canisters and their contents are disposed using a variety of methods all of which include manual handling and result in a heightened risk to healthcare workers for exposure to their contents. A Frost & Sullivan research report from April 24, 2006 estimates that 60 million suction canisters are sold each year and the estimated market value of canisters is upwards of $120 million.

A study by the Lewin Group, prepared for the Health Industry Group Purchasing Association in April 2007, reports that infectious fluid waste accounts for more than 75% of U.S. hospitals biohazard disposal costs. The study also includes findings from a bulletin published by the University of Minnesota’s Technical Assistance Program. “A vacuum system that uses reusable canisters or empties directly into the sanitary sewer can help a facility cut its infectious waste volume, and save money on labor, disposal and canister purchase costs.” The Minnesota’s Technical Assistance Program bulletin also estimated that, in a typical hospital, “. . . $75,000 would be saved annually in suction canister purchase, management and disposal cost if a canister-free vacuum system was installed.”

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

Although all of these protection and disposal techniques are helpful, they represent a piecemeal approach to the problem of safely disposing of infectious fluids and fall short of providing adequate protection for the surgical team and other workers exposed to infectious waste.  A major spill of fluid from a canister, whether by direct contact as a result of leakage or breakage, splash associated with the opening of the canister lid to add gel, while pouring liquid contents into a hopper, or during the disposal process, is cause for concern of acute exposure to human blood components–one of the most serious risks any healthcare worker faces in the performance of his or her job.  Once a spill occurs, the entire area must be cleaned and disinfected and the exposed worker faces a potential of infection from bloodborne pathogens.  These pathogens include, but are not limited to, Hepatitis B and C, HIV/AIDS, HPV, and other infectious agents.  Given the current legal liability environment the hospital, unable to identify at-risk patients due to concerns over patient rights and confidentiality, must treat every exposure incident as a potentially infectious incident and treat the exposed employee according to a specific protocol that is both costly to the facility and stressful to the affected employee and his or her co-workers.  In cases of possible exposure to communicable disease, the employee could be placed on paid administrative leave, frequently involving worker’s compensation, and additional workers must be assigned to cover the affected employee’s responsibilities.  The facility bears the cost of both the loss of the affected worker and the replacement healthcare worker in addition to any ongoing health screening and testing of the affected worker to confirm if any disease has been contracted from the exposure incident.   Canisters are the most prevalent means of collecting and disposing of infectious fluids in hospitals today.  Traditional, non-powered canisters and related suction and fluid disposable products are exempt and do not require FDA clearance.

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

In addition to the traditional canister method of waste fluid disposal, several new powered medical devices have been developed which address some of the deficiencies described above.  MD Technologies, Inc., Dornoch Medical Systems, Inc. (Zimmer), and Stryker Instruments have all developed systems that provide for disposal into the sanitary sewer without pouring the infectious fluids directly through a hopper disposal or using expensive gel powders and most are sold with 510(k) concurrence from the FDA.  Most of these competing products continue to utilize some variant on the existing canister technology, and while not directly addressing the canister, most have been successful in eliminating the need for expensive gel and its associated handling and disposal costs.  Our existing competitors that already have products on the market have a clear competitive advantage over us in terms of brand recognition and market exposure.   In addition, the aforementioned companies have extensive marketing and development budgets that could overpower an early stage company like ours. We believe that Stryker Instruments has the dominant market share position.

Products

The STREAMWAY Fluid Management System (“FMS”)

The STREAMWAY FMS suctions surgical waste fluid from the patient using standard surgical tubing. The surgical waste fluid passes through our proprietary disposable filters and into the STREAMWAY FMS.  The STREAMWAY FMS maintains continuous suction to the surgical field at all times. A simple, easy to use Human Interface Display screen guides the user through the set up process, ensuring that a safe vacuum level is identified and set by the user for each procedure and additionally guides them through the cleaning process.

The STREAMWAY FMS is unique to our industry in that it allows for continuous suction to the surgical field and provides unlimited capacity to the user so no surgical procedure will ever have to be interrupted to change canisters. It is wall mounted and takes up no valuable operating room space.

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

We believe our product provides substantial cost savings and improvements in safety in facilities that still use manual processes. In cases where healthcare organizations re-use canisters, the FMS cleaning process eliminates the need for cleaning of canisters for re-use.  The FMS reduces the safety issues facing operating room nurses, the cost of the handling process, and the amount of infectious waste generated when the traditional method of disposing of canisters is used.  The FMS is fully automated, does not require transport to and from the operating room and eliminates any canister that requires emptying.  We believe it is positioned to penetrate its market segment due to its virtually hands free operation, simple design, ease of use, continuous suction, continuous flow, unlimited capacity and efficiency in removal of infectious waste with minimal exposure of operating room personnel to potentially infectious material.

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

A summary of the features of the wall unit include:

•	Minimal Human Interaction. The wall-mounted FMS provides a small internal reservoir that keeps surgical waste isolated from medical personnel and disposes the medical waste directly into the hospital sanitary sewer with minimal medical personnel interaction. This minimal interaction is facilitated by the automated electronic controls and computerized LCD touch-screen allowing for simple and safe single touch operation of the FMS.

•	Fluid Measurement. The STREAMWAY System volume measurement allows for in-process, accurate measurement of blood/saline suctioned during the operative procedure, and eliminates much of the estimation of fluid loss currently practiced in the operating room. This is particularly important in minimally invasive surgical procedures, where accounting for all fluids, including saline added for the procedure, is vital to the operation. The surgical team can also view in real time the color of the extracted or evacuated fluid through the viewing window on the system.

•	Cleaning Solution. A bottle of cleaning solution, proprietary to and sold by us, is used for the automated cleaning cycle at the conclusion of each procedure and prepares the STREAMWAY FMS for the next use, reducing operating room turnover time. The cleaning solution is intended to clean the internal tubing, pathways, and chamber within the system. The cleaning solution bottle is easily attached to the STREAMWAY FMS by inserting the bottle into the mount located on the front of the unit and inverting the bottle. The automated cleaning process takes less than five minutes and requires minimal staff intervention. The disposable cleaning fluid bottle collapses at the end of the cleaning cycle rendering it unusable; therefore it cannot be refilled with any other solution. The instructions for use clearly state that our cleaning fluid, and only our cleaning fluid, must be used with the STREAMWAY FMS following each surgical case. The warranty is voided if any other solution is used.

•	Procedure Filters. One or two filters, depending on the type of procedure, will be used for every surgical procedure. The filter has been developed by us, is proprietary to the STREAMWAY FMS and is only sold by us. The filter is a two port, bifurcated, disposable filter that contains a tissue trap that allows staff to capture a tissue sample and send to pathology if needed. The filters are disposed of after each procedure. The cleaning fluid and filter are expected to be a substantial revenue generator for the life of the STREAMWAY FMS.

•	Ease of Use. The FMS simply connects to the existing suction tubing from the operative field (causing no change to the current operative methods). Pressing the START button on the FMS touch screen enacts a step by step instruction with safety questions ensuring that the correct amount of suction is generated minimizing the learning curve for operation at the surgical site.

•	Installation. We will arrange installation of the FMS products through a partnership or group of partnerships. Such partnerships will include, but not be limited to, local plumbers, distribution partners, manufacturer's representatives, hospital supply companies and the like. We will train our partners and standardize the procedure to ensure the seamless installation of our products. The FMS is designed for minimal interruption of operating room and surgical room utilization. Plug-and-play features of the design allow for almost immediate connection and hook up to hospital utilities for wall-mounted units allowing for quick start-up post-installation.

•	Sales Channel Partners. The FMS is sold to end-users through a combination of independent stocking distributors, manufacturer’s representatives, and direct sales personnel. We intend for all personnel involved in direct contact with the end-user will have extensive training and will be approved by Skyline. We plan to maintain exclusive agreements between Skyline and the sales channel partners outlining stocking expectations, sales objectives, target accounts and the like. Contractual agreements with the sales channel partners will be reviewed on an annual basis and expect that such agreements will contain provisions allowing them to be terminated at any time by Skyline based on certain specified conditions.

•	Competitive Pricing. The list sales price to a hospital or surgery center is $21,900 per system (one per operating room - installation extra) and $24 per unit retail for the proprietary consumable kit to the U.S. hospital market.

Intellectual Property

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patent, trade secret and other intellectual property rights and measures to protect our intellectual property.

We spent approximately $261,000 in 2015 and $394,000 in 2014 on research and development.   On January 25, 2014 the Company filed a non-provisional PCT Application No. PCT/US2014/013081 claiming priority from the U.S. Provisional Patent Application, number 61756763 which was filed one year earlier on January 25, 2013. The Patent Cooperation Treaty (“PCT”) allows an applicant to file a single patent application to seek patent protection for an invention simultaneously in each of the 148 member countries of the PCT, including the United States. By filing this single “international” patent application through the PCT system, it is easier and more cost effective than filing separate applications directly with each national or regional patent office in the various countries in which patent protection is desired.

Our PCT patent application is for an enhanced model of the surgical fluid waste management system. We utilize this enhanced technology in the updated version of the STREAMWAY FMS unit we began selling in the first quarter of 2014. We obtained a favorable International Search Report from the PCT searching authority indicating that the claims in our PCT application are patentable (i.e., novel and non-obvious) over the cited prior art. A feature claimed in the PCT application is the ability to maintain continuous suction to the surgical field while simultaneously measuring, recording and evacuating fluid to the facilities sewer drainage system. This provides for continuous operation of the STREAMWAY FMS unit in suctioning waste fluids, which means that suction is not interrupted during a surgical operation, for example, to empty a fluid collection container or otherwise dispose of the collected fluid. We believe that this continuous operation and unlimited capacity feature provides us with a significant competitive advantage, particularly on large fluid generating procedures. All competing products, except certain models of MD Technologies, have a finite fluid collection capacity necessitating that the device be emptied when capacity is reached during the surgical procedure. In the case of MD Technologies while some of their models may have an unlimited capacity their process is not truly continuous like the Company’s system because it requires switching the vacuum containers when one becomes full. For example, when the first container becomes full, the vacuum is switched over to a second container in order to collect the fluid in the second container while the fluid in the first container is drained. When the second container becomes full, the vacuum is again switched back to the first container to collect fluid while the second container is drained, and so on. Even though the switching of the vacuum between containers is automated in certain MD Technology models, the automated switching is still believed to result in brief interruptions or reductions in suction during the surgical procedure.

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

We also rely upon trade secrets, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with employees, although we cannot be certain that the agreements will not be breached, or that we will have adequate remedies for any breach.

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

Our disposables are a critical component of our business model.  The disposables have the “razor blade business model” characteristic with an ongoing stream of revenue for every FMS unit installed, and revenues from the sale of the kits are expected to be significantly higher over time than the revenues from the sales of the unit.  Our disposable, dual use filter is designed specifically for use only on our FMS. The filter is used only once per procedure followed by immediate disposal. Our operation instructions and warranty require that our filter is used for every procedure. There are no known off the shelf filters that will fit our FMS. We have developed a more effective and cost efficient filter, with intent to patent. We have exclusive distribution rights to the disposable fluid and facilitate the use of only our fluid for cleaning following procedures by incorporating a special adapter to connect the fluid to the connector on the FMS system.  We will also tie the fluid usage, which we will keep track of with the FMS software, to the product warranty.  While it could be possible for other manufacturers to provide fluids for utilization in this process, it would require that they manufacture an adapter compatible with our connector on the FMS, obtain a container that fits in the specially designed container holder on the FMS and perform testing to demonstrate that any other fluid would not damage the FMS.  We believe that these barriers and the warranty control will allow us to achieve substantial revenue from our cleaning fluid, if we are able to sell a substantial number of FMS units.  The instructions for use that accompanies the product will clearly state how the fluid is to be hooked up to the FMS machine.  Further, a diagram on the FMS will also assist the user in attaching the fluid bottle to the machine.  This will be a very simple task, and we do not anticipate that any training of operating room staff will be necessary.

All installations of our FMS product have been completed by either a hospital appointed service technician or a service and maintenance organization that is familiar with completing such installations in health care settings.  We are exploring entering into an arrangement with one or more provider’s to provide installation services.

Corporate Strategy

Our strategy is focused on expansion within our core product and market segments, while utilizing a progressive approach to manufacturing and marketing to ensure maximum flexibility and profitability.

Our strategy is to:

•	Develop a complete line of wall-mounted fluid evacuation systems for use in hospital operating rooms, radiological rooms and free standing surgery centers as well as clinics and physicians’ offices. Initially, we have developed the FMS to work in hospital operating rooms and surgical centers. This device was developed for use with the wall vacuum suction currently installed in hospitals. Opportunities for future products include an FMS developed for post-operation and recovery rooms with multiple inlet ports and multiple volume measurements that may incorporate an on-board vacuum supply.

•	Provide products that greatly reduce healthcare worker and patient exposure to harmful materials present in infectious fluids and that contribute to an adverse working environment. As one of the only stand-alone surgical fluid disposal systems directly connected to the sanitary sewer, the FMS could advance the manner in which such material is collected, measured and disposed of in operating rooms, post-operating recovery, emergency rooms and intensive care settings by eliminating the need to transport a device to the patient bedside and remove it for emptying and cleaning at the end of the procedure. We believe the cost of such exposures, measured in terms of human suffering, disease management costs, lost productivity, liability or litigation, will be, when properly leveraged, the strongest motivating factor for facilities looking at investing in the FMS line of products.

•	Utilize existing medical products independent distributors and manufacturer’s representatives to achieve the desired market penetration. Contacts have been established with several existing medical products distributors and manufacturer’s representatives and interest has been generated regarding the sales of the FMS and cleaning kits.

•	Continue to utilize operating room consultants, builders and architects as referrals to hospitals and day surgery centers. To date, the STREAMWAY System has achieved market acceptance through the installation of more than seventy-nine (79) FMS systems. The product has received numerous references from users and was also recognized by LifeScience Alley as a top ten finalist in their new technology showcase. Additionally, Skyline has become a member of Practice Greenhealth; highlighting the positive environmental impact of the STREAMWAY System.

Other strategies may also include:

o	Employing a lean operating structure, while utilizing the latest trends and technologies in manufacturing and marketing, to achieve both market share growth and projected profitability.

o	Providing a leasing program and/or “pay per use” program as alternatives to purchasing.

o	Providing service contracts to establish an additional revenue stream.

o	Utilizing the manufacturing experience of our management team to develop sources of supply and manufacturing to reduce costs while still obtaining excellent quality. While cost is not a major consideration in the roll-out of leading edge products, we believe that being a low-cost provider will be important long term.

o	Offering an innovative warranty program that is contingent on the exclusive use of our disposable kit to enhance the success of our after-market disposable products.

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

Once the procedure has ended, the canisters currently being used in many cases, and their contents must be removed from the operating room and disposed.  There are several methods used for such disposal, all of which present certain risks to the operating room team, the crews who clean the rooms following the procedure and the other personnel involved in their final disposal.  These methods include:

•	Direct Disposal Through the Sanitary Sewer. In virtually all municipalities, the disposal of liquid blood may be done directly to the sanitary sewer where it is treated by the local waste management facility. This practice is approved and recommended by the EPA. In most cases these municipalities specifically request that disposed bio-materials not be treated with any known anti-bacterial agents such as glutalderhyde, as these agents not only neutralize potentially infectious agents but also work to defeat the bacterial agents employed by the waste treatment facilities themselves. Disposal through this method is fraught with potential exposure to the service workers, putting them at risk for direct contact with these potentially infectious agents through spillage of the contents or via splash when the liquid is poured into a hopper – a specially designated sink for the disposal of infectious fluids. Once the infectious fluids are disposed of into the hopper, the empty canister is sent to central processing for re-sterilization (glass and certain plastics) or for disposal with the bio-hazardous/infectious waste generated by the hospital (red-bagged).

•	Conversion to Gel for Red-Bag Disposal. In many hospital systems the handling of this liquid waste has become a liability issue due to worker exposure incidents and in some cases has even been a point of contention during nurse contract negotiations. Industry has responded to concerns of nurses over splash and spillage contamination by developing a powder that, when added to the fluid in the canisters, produces a viscous, gel-like substance that can be handled more safely. After the case is completed and final blood loss is calculated, a port on the top of each canister is opened and the powder is poured into it. It takes several minutes for the gel to form, after which the canisters are placed on a service cart and removed to the red-bag disposal area for disposal with the other infectious waste. There are four major drawbacks to this system:

•	It does not ensure protection for healthcare workers, as there remains the potential for splash when the top of the canister is opened.

•	Based on industry pricing data, the total cost per canister increases by approximately $2.00.

•	Disposal costs to the hospital increase dramatically as shipping, handling and landfill costs are based upon weight rather than volume in most municipalities. The weight of an empty 2,500 ml canister is about 1 pound. A canister and its gelled contents weigh about 7.5 pounds, and the typical cost to dispose of medical waste is approximately $.30 - $.50 per pound.

•	The canister filled with gelled fluid must be disposed; it cannot be cleaned and re-sterilized for future use.

Despite the increased cost of using gel and the marginal improvement in healthcare worker protection it provides, several hospitals have adopted gel as their standard procedure.

Drainage Systems

Several new medical devices have been developed which address some of the deficiencies described above. MD Technologies, Inc., Cardinal Health, Inc., Dornoch Medical Systems, Inc. (now Zimmer) and Stryker Instruments have all developed systems that provide disposal into the sanitary sewer without pouring the infectious fluids directly through a hopper disposal or using expensive gel powders. All of these newer products are currently sold with 510(k) exempt concurrence from the FDA. Most of these competing products incorporate an internal collection canister with finite capacity, and while not directly eliminating the need to transport a device to and from the surgical room, we believe most have been successful in eliminating the need for expensive gel and its associated handling and disposal costs.

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

Our FMS would replace the use of canisters and render them unnecessary, as storage and disposal would be performed automatically by the FMS.  It should be noted that these canisters are manufactured by companies with substantially more resources than our Company.   Cardinal Health, a very significant competitor, manufactures both single use canisters as well as a more automated fluid handling system that compete with us. Accordingly, faced with this significant competition, we may have difficulty penetrating this market. Our true competitive advantage, however, is our unlimited capacity, eliminating the need for any high volume cases to be interrupted for canister changeover.

Solidifying Gel Powder

The market potential for solidifying gel was estimated by industry publications at over $100 million in 2002.  This market is not yet fully realized, but many hospitals, responding to increased concerns over inadvertent worker exposure to liquid waste, are converting to this technology.   It is clear that solidifying gels, while not providing complete freedom from exposure to healthcare workers do present a level of safety and peace of mind to the healthcare workers who handle gel-treated canisters.  While several gel manufacturers proclaim that sterility of the contents is achieved with the use of their product, protocols continue to recommend that the red-bag procedure is followed when using these products.  One significant drawback of the solidifying gels is that they increase the weight of the materials being sent to the landfill by a factor of five to seven times, resulting in a significant cost increase to the hospitals that elect to use the solidifying gels.

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

Handling Costs

Once the surgical team has finished the procedure, and a blood loss estimate is calculated, the liquid waste (with or without solidifying gels) is removed from the operating room and either disposed of down the sanitary sewer or transported to an infectious waste area of the hospital for later removal.

The FMS would significantly reduce the labor costs associated with the disposal of fluid or handling of contaminated canisters, as the liquid waste is automatically emptied into the sanitary sewer after measurements are obtained.  We utilize the same suction tubing currently being used in the operating room, so no additional cost is incurred with our process.  While each hospital handles fluid disposal differently, we believe that the cost of our cleaning fluid after each procedure will be less than the current procedural cost that could include the cost of canisters, labor to transport the canisters, solidifying powder, gloves, gowns, mops, goggles, shipping, and transportation, as well as any costs associated with spills that may occur due to manual handling.

A hidden but very real and considerable handling cost is the cost of infectious fluid exposure.  A July 2007 research article published in Infection Control Hospital Epidemiology concluded that “Management of occupational exposures to blood and bodily fluids is costly; the best way to avoid these costs is by prevention of exposures.”  According to the article, hospital management cost associated with occupational blood exposure can, conservatively, be more than $4,500 per exposure.  Because of privacy laws, it is difficult to obtain estimates of exposure events at individual facilities; however, in each exposure the healthcare worker must be treated as a worse case event.  This puts the healthcare worker through a tremendous amount of personal trauma, and the health care facility through considerable expense and exposure to liability and litigation.

Nursing Labor

Nursing personnel spend significant time in the operating room readying canisters for use, calculating blood loss and removing or supervising the removal of the contaminated canisters after each procedure.  Various estimates have been made, our management team estimates that the average nursing team spends twenty minutes pre-operatively and intra-operatively setting up, monitoring fluid levels and changing canisters as needed and twenty minutes post-operatively readying blood loss estimates or disposing of canisters.  Estimates for the other new technologies reviewed have noted few cost savings to nursing labor.

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

Competitive Products

Disposable canister system technology for fluid management within the operating room has gone virtually unchanged for decades.  As concern for the risk of exposure of healthcare workers to bloodborne pathogens, and the costs associated with canister systems has increased, market attention has increasingly turned toward fluid management.  The first quarter of 2001 saw the introduction of four new product entries within the infectious material control field.  Stryker Instruments introduced the “NeptuneTM” system, offering a combination of bio-aerosol and fluid management in a portable two-piece system; Waterstone Medical (now DeRoyal) introduced the “Aqua BoxTM” stationary system for fluid disposal; Cardinal Health introduced the Orwell Fluid Collection and Disposal System; and Dornoch Medical Systems, Inc. (Zimmer) introduced the “Red AwayTM” stationary system for fluid collection and disposal.  All companies, regardless of size, have their own accessory kits.

We differentiate from these competitors since we are completely direct-to-drain and have the most automatic, hands-free process of any of the systems currently on the market.  Each of our competitors, with the exception of MD Technologies, Inc., has some significant manual handling involved in the process.  For instance, some competing products require transport of the mobile unit to a docking port and then emptying of the fluid, while others require that the canister be manually transported to a more efficient dumping station.  Regardless, most of our competitors require more human interaction with the fluid than our products do.  Please refer to the chart included in the section headed as Products for a comparison of the key features of the devices currently marketed and the FMS.

Although the mobility associated with most of the competing products adds time and labor to the process and increases the chance of worker exposure to waste fluids, it also allows the hospital to purchase only as many mobile units needed for simultaneous procedures in multiple operating rooms.  With the FMS, a unit must be purchased and installed in each room where it is intended to be used.

Marketing and Sales

Distribution

We sell the FMS and procedure disposables through various methods that include a direct sales force and independent distributors covering the vast majority of major U.S. markets.  Currently we have one regional manager selling, and demoing the FMS for prospective customers and distributors, as well as, supporting our current customer base for disposable resupply. We are close to signing contracts with various hospital purchasing groups and signed on independent distributors. Our targeted customer base includes nursing administration, operating room managers, CFOs, CEOs, risk management, and infection control.  Other professionals with an interest in the product include physicians, nurses, biomedical engineering, anesthetists, imaging, anesthesiologists, human resources, legal, administration and housekeeping.

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

Our distributors may have installation and service capability, or we will contract those functions with an independent service/maintenance company.   We have hired both distributors and service companies regarding these installation requirements.  We have established extensive training and standards for the service and installation of the FMS to ensure consistency and dependability in the field.  Users of the system require a minimal amount of training to operate the FMS.  The instructions for use and the installation guide are included with every system along with a quick start guide, a troubleshooting manual and an on-board PLC controlling an intuitive touch screen with step by step instruction and safety features.

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

We supplement our sales efforts with a promotional mix that include a number of printed materials, video support and a website.  We believe our greatest challenge lies in reaching and educating the 1.6 million medical personnel who are exposed daily to fluid waste in the operating room or in other healthcare settings (OSHA, CPL 2-2.44C).  These efforts require utilizing single page selling pieces, video educational pieces for technical education, use of scientific journal articles and a webpage featuring product information, educational materials, and training sites.

We support our sales organization by attending major scientific meetings where large numbers of potential users are in attendance.  The theme of our trade show booths focus on education, the awareness of the hazards of infectious waste fluids and the Company’s innovative solution to the problem.   We have focused our efforts initially on the Association of Operating Room Nurses (“AORN”) meetings, where the largest concentration of potential buyers and influencers are in attendance and the Radiological Society of North America Scientific Assembly and Annual Meeting.  We have partnered with the Association for Radiologic & Imaging Nursing (“ARIN”) and will be presenting in their April 2016 annual educational conference in Vancouver, British Columbia. We feature information on protection of the healthcare worker on our website as well as links to other relevant sites. We have invested in limited journal advertising for targeted audiences that have been fully identified.  The initial thrust focuses on features of the product and ways of contacting the Company via the webpage or directly through postage paid cards or direct contact.  Additionally, we will create a press release distribution to clinician-oriented periodicals for inclusion in their new product development columns.  These periodicals will provide the reader with an overview of the FMS and will direct readers to pursue more information by direct contact with us by accessing our webpage.

Pricing

We believe prices for the FMS and its disposable procedure kit reflect a substantial cost savings to hospitals compared to their long-term procedure costs.  Our pricing strategy ensures that the customer realizes actual cost savings when using the FMS versus replacing traditional canisters, considering the actual costs of the canisters and associated costs such as biohazard processing labor and added costs of biohazard waste disposal.  Suction tubing that is currently used in the operating room will continue to be used with our system and should not be considered in the return on investment equation.    Our cleaning solution’s bottle is completely recyclable, and the selling price of the fluid is built into our cost analysis.  In contrast, an operation using traditional disposal methods will often produce multiple canisters destined for biohazard processing.   Once the canister has touched blood, it is considered “red bag” biohazard waste, whereas the cleaning fluid bottle used in the FMS can be recycled or disposed with the rest of the facility’s plastics.

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

Installation is done by distributors, independent contractors, or in-house engineering at an estimated price of $300 - $1,000, depending on the operating room.  Installation of the FMS requires access only to the hospital’s sanitary sewer, vacuum suction, and electricity.  To help facilities maintain their utilization rates, we recommend installation during off peak hours.  In smaller facilities, an outside contractor may be called in, while larger institutions have their own installation and maintenance workforce.  Installation time should not seriously impact the use of the operating room.  Each FMS has an industry standard warranty period that can be extended through documented use of our disposables: one filter and one bottle of cleaning solution per procedure.

Engineering and Manufacturing

We are currently manufacturing the FMS in a leased facility. We have the capability to manufacture, test, house, ship and receive from our warehouse. We contracted a manufacturing company, Wair Products in Bloomington, Minnesota that meets our standards and requirements that can produce six times the amount of FMS systems produced in-house at our facility on a monthly basis as sales increase.

The disposables, including a bottle of proprietary cleaning solution and an in-line filter, is sourced through Diversified Manufacturing Corporation (cleaning solution) situated in Newport, Minnesota and MPP Corporation (filters), located in Osceola, Wisconsin that has tooled to manufacture our own newly designed disposable filter. We are pursuing intellectual property protection for these disposable products as well.

Government Regulation

To date, no regulatory agency has established exclusive jurisdiction over the area of biohazardous and infectious waste in healthcare facilities. Several organizations maintain oversight function concerning various aspects of pertinent technologies and methods of protection.

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

The 6060101 & 60601-2 2nd edition certification for our STREAMWAY FMS is valid and enables us to continue to market and sell our product domestically.

A new standard; IEC 60601-1 3rd Edition Medical Device Safety Testing was adopted by the International Organization of Standards in 2005 and had a compliance date of June 2012 for OUS and December 31, 2013 for the U.S. This standard, which is now recognized by the U.S. FDA, includes a provision of risk management which the 2nd edition did not require. The purpose of these rules is to ensure that equipment manufacturers have safety, performance, and risk management control measures in place.

The EU & Canada required 60601-1 3rd Edition compliance for all product sold or currently on the market after June 2013. Any product that had previously been certified to the 60601-1 2nd generation standard was no longer allowed for use as the old standard was no longer recognized. This did not affect us as we did not sell internationally.

The U.S. FDA compliance date to meet the new standard was December 31, 2013. The major difference between the U.S. and the EU & Canadian market transition to the new standard is that the U.S. allows the 60601-1 2nd edition testing to be grandfathered in, allowing previously certified product to remain on the market. Any new product that will be tested after December 31, 2013 should be certified to the new 60601-1 3rd generation standard.

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

Employees

We have 12 employees, ten of whom are full-time, and two who are part-time.

Executive Officers and Directors of the Registrant

The following table identifies our current executive officers and directors:

Name	Age	Position Held

Josh Kornberg	42	President, Chief Executive Officer, and Interim Chairman of the Board

David O. Johnson	63	Chief Operating Officer

Bob Myers	61	Chief Financial Officer

Thomas J. McGoldrick	74	Director

Andrew P. Reding	46	Director

Richard L. Taney	59	Director

We have not set a term of office for our directors and each director will serve until their successors are elected and have duly qualified.

There are no family relationships among our directors and executive officers. Our executive officers are appointed by our Board of Directors and serve at the Board’s discretion. Mr. Kornberg was appointed Interim Chairman of the Board on August 21, 2013.

Business Experience

Josh Kornberg, President, Chief Executive Officer and Interim Chairman of the Board. Effective July 22, 2012, Mr. Kornberg was appointed as the Chief Executive Officer and President of the Company. Mr. Kornberg was appointed Interim Chairman of the Board on August 21, 2013. Mr. Kornberg was elected Interim President and Chief Executive Officer by the Board on April 23, 2012.  Mr. Kornberg was elected to the Board on March 9, 2012.  Mr. Kornberg is President and founding partner of Atlantic Partners Alliance (APA), a private equity fund based in New York. APA and its affiliates are significant stockholders of the Company. Prior to founding APA, Mr. Kornberg served as Chief Investment Officer of The Lightstone Group, a national private equity firm and Director of the Lightstone Value Plus REIT, a public company focused on commercial real estate. Mr. Kornberg worked in the capital markets group at Morgan Stanley, and also served as Vice President at The RREEF Funds, one of the leading global pension fund advisors. In December 2013, Mr. Kornberg was appointed to the Board of Directors of Prospect Park Capital Corporation a business development company currently trading on the Canadian TSX exchange. We believe Mr. Kornberg’s experience as CEO of our Company, familiarity with our business, and extensive experience in the financial industry provide valuable insight on our Board.

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

Bob Myers, Chief Financial Officer. Effective July 1, 2012, Mr. Myers was appointed as the Chief Financial Officer of the Company. Mr. Myers was the Acting Chief Financial Officer and Corporate Secretary for the Company since December 2011. He has over 30 years’ experience in multiple industries focusing on medical device, service and manufacturing and for the past ten years has been a financial contractor represented various contracting firms in the Minneapolis area. He has spent much of his career as a Chief Financial Officer and/or Controller. Mr. Myers was a contract CFO at Disetronic Medical, contract Corporate Controller for Diametric Medical Devices and contract CFO for Cannon Equipment. Previously he held executive positions with American Express, Capitol Distributors, and International Creative Management and was a public accountant with the international firm of Laventhol & Horwath. Mr. Myers has an MBA in Finance from Adelphi University and a BBA in Public Accounting from Hofstra University.

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

Richard Taney, Director. Mr. Taney is the President and Chief Executive Officer of PalliaTech, Inc., a New York-based palliative care company that produces, manufactures, dispenses, and tests cannabinoid medicines. Prior to joining PalliaTech, Mr. Taney was President and Chief Executive Officer of Delcath Systems, Inc. (NASDAQ: DCTH), a medical technology company. Mr. Taney served as Chairman of the Board of Directors of MGT Capital Investments, Inc. (NYSE MKT: MGT), a medical technology company engaged in the development and commercialization of computer aided detection applications that analyze CT scans. Mr. Taney is also the founding member of T2 Capital Management, LLC, an investment management company, and a founding partner of Sandpiper Capital Partners, an investment partnership. Prior to establishing his money management and advisory ventures, Mr. Taney spent 20 years advising, institutional and high net worth clients at Salomon Brothers, Goldman Sachs, Merrill Lynch and Banc of America Securities. Mr. Taney holds a Bachelor of Arts degree from Tufts University and a JD from Temple University School of Law. We believe Mr. Taney’s experience as CEO of a public company and extensive experience in the medical device and financial industries provide valuable insight on our Board.

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

We will require additional financing to finance operating expenses and fulfill our business plan. Such financing will be dilutive. Our independent public accounting firm has indicated in their audit opinion, contained in our financial statements, that they have serious doubts about our ability to remain a going concern.

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the first two quarters of 2016. We had revenues of $654,000 in 2015, but we had negative operating cash flows of $7.5 million. In August 2015, we received proceeds of $13.5 million (net of commissions but before payment of expenses) as a result of our public offering. During the remainder of 2015, we paid $5.8 million in cash to cover accrued debts and obligations, most of which were required to be paid upon completion of the offering or were considered past due. Our cash balance was $4.9 million as of December 31, 2015, and our accounts payable and accrued expenses were an aggregate $1.5 million. We are currently incurring negative operating cash flows of approximately $275,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

As of December 31, 2015, the Company had no debt. We will require additional funding to finance operating expenses and to invest in our sales organization and new product development and to enter the international marketplace. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

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

We were formed on April 23, 2002 and to date have generated only moderate revenue year by year. Our ability to implement a successful business plan remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business. We have a limited operating history which makes it difficult to evaluate our performance. You must consider our prospects in light of these risks and the expenses, technical obstacles, difficulties, market penetration rate and delays frequently encountered in connection with the development of new businesses. These factors include uncertainty as to whether we will be able to:

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

We rely on a combination of patent, trade secret and other intellectual property rights and measures to protect our intellectual property. We currently own and may in the future own or license additional patent rights or trade secrets in the U.S., with non-provisional patents elsewhere in the world that cover certain of our products. We rely on patent laws and other intellectual property laws, nondisclosure and other contractual provisions and technical measures to protect our products and intangible assets. These intellectual property rights are important to our ongoing operations and no assurance can be given that any measure we implement will be sufficient to protect our intellectual property rights. Also, with respect to our trade secrets and proprietary know-how, we cannot be certain that the confidentiality agreements we have entered into with employees will not be breached, or that we will have adequate remedies for any breach. We may lose the protection afforded by these rights through patent expirations, legal challenges or governmental action. If we cannot protect our rights, we may lose our competitive advantage if these patents were found to be invalid in the jurisdictions in which we sell or plan to sell our products. The loss of our intellectual property rights could have a material adverse effect on our business.

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

We estimate that the total market for surgical suction canisters is approximately $94 million and we estimate the total cost of using surgical canisters is a greater than $94 million because this amount does not include the labor to handle the canisters, disposal costs and solidifying compounds commonly used to minimize exposure to health care workers. Our competitors include Cardinal Health, Inc., a medical manufacturer and distributor, and Stryker Instruments, a wholly owned subsidiary of Stryker Corporation, which has a leading position in our market. Both of these competitors are substantially larger than our company and are better capitalized than we are.

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

Our business is subject to intense governmental regulation and scrutiny, both in the U.S. and abroad.

The production, marketing, and research and development of our product is subject to extensive regulation and review by the FDA and other governmental authorities both in the United States and abroad. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record keeping. If we do not comply with applicable regulatory requirements, violations could result in warning letters, non-approvals, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

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

The medical industry has historically used a variety of technologies for fluid waste management. Compared to these conventional technologies, our technology is relatively new, and the number of companies using our technology is limited. The commercial success of our product will depend upon the widespread adoption of our technology as a preferred method by hospitals and surgical centers. In order to be successful, our product must meet the technical and cost requirements for these facilities. Market acceptance will depend on many factors, including:

•	the willingness and ability of customers to adopt new technologies;

•	our ability to convince prospective strategic partners and customers that our technology is an attractive alternative to conventional methods used by the medical industry;

•	our ability to select and execute agreements with effective distributors to market and sell our product; and

•	our ability to assure customer use of the Skyline proprietary cleaning fluid and in-line filter.

Because of these and other factors, our product may not gain market acceptance or become the industry standard for the health care industry. The failure of such companies to purchase our products would have a material adverse effect on our business, results of operations and financial condition.

If demand for our product is unexpectedly high, we may be unable to produce the product in sufficiently high quantity to meet demands.

We are currently manufacturing the STREAMWAY FMS, following GMP compliance regulations of the FDA, at our own facility and anticipate the capability of producing the STREAMWAY FMS in sufficient quantities for future near term sales. We have contracted with a manufacturing company that can manufacture products at higher volumes. However, if demand for our product in unexpectedly high, there is no assurance that we or our manufacturing partners will be able to produce the product in sufficiently high quantity to satisfy demands. Any supply interruptions or inadequate supply would have a material adverse effect on our results of operations.

We are dependent on a few key executive officers for our success. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of an investment.

Our success depends on the skills, experience and performance of key members of our management team. We heavily depend on our management team: Joshua Kornberg, our President, Chief Executive Officer and Interim Chairman of the Board, David O. Johnson, our Chief Operating Officer, and Bob Myers, our Chief Financial Officer. We have entered into employment agreements with all members of our senior management team and we may expand the relatively small number of executives in our company. Were we to lose one or more of these key individuals, we would be forced to expend significant time and money in the pursuit of a replacement, which could result in both a delay in the implementation of our business plan and the diversion of our limited working capital. We can give you no assurance that we can find satisfactory replacements for these key individuals at all, or on terms that are not unduly expensive or burdensome to our company.

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

There is currently a limited public trading market for our common stock. The numbers of institutions or persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we came to the attention of such persons, they tend to be risk averse and may be reluctant to follow a relatively unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot assure you that an active public trading market for our common stock will develop or be sustained.

Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against a director.

Our certificate of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our certificate of incorporation and bylaws may provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

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

From time to time, certain stockholders may be eligible to sell some or all of their shares of common stock pursuant to Rule 144, promulgated under the Securities Act subject to certain limitations. In general, pursuant to Rule 144 as in effect as of the date of this registration statement, a stockholder (or stockholders whose shares are aggregated) who has satisfied the applicable holding period and is not deemed to have been one of our affiliates at the time of sale, or at any time during the three months preceding a sale, may sell their shares of common stock. Any substantial sale, or cumulative sales, of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

We expect volatility in the price of our common stock, which may subject us to securities litigation.

If established, the market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. In addition, there is no assurance that the price of our common stock will not be volatile. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our Board of Directors’ ability to issue undesignated preferred stock and the existence of anti-takeover provisions may depress the value of our common stock.

Our authorized capital includes 20 million shares of preferred stock. Of this amount, 18,950 shares have been designated as Series B Convertible Preferred Stock and the remaining authorized shares are undesignated preferred stock. Our Board of Directors has the power to issue any or all of the shares of undesignated preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board of Directors to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of the company not approved by our Board of Directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We also expect that significant additional capital will be needed in the future to continue our planned operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In addition, in the past, we have issued warrants to acquire shares of common stock. To the extent these warrants are ultimately exercised, you will sustain further dilution.

Future sales of our common stock in the public market may cause our stock price to decline and impair our ability to raise future capital through the sale of our equity securities.

There are a substantial number of shares of or common stock held by stockholders who owned shares of our capital stock prior to this offering that may be able to sell in the public market upon expiration of the 90-day lock-up agreements they signed in connection with the Company’s public offering which was consummated in August 2015. Sales by such stockholders of a substantial number of shares could significantly reduce the market price of our common stock.

The Series A Warrants contain a cashless exercise feature with the potential for a higher dilutive issuance of Common Stock, which could adversely affect the value of the Common Stock.

The Series A Warrants, described in Note 3 to the Financial Statements included in this report under “Stockholders’ Deficit, Stock Options and Warrants,” can be exercised starting February 2016. The Series A Warrants contain a cashless exercise feature that provides for the issuance of a number of shares of our common stock that increases as the trading market price of our common stock decreases, subject to a floor price of $0.43. Approximately 3,390,935 Series A Warrants have been exercised in cashless exercises as of March 11, 2016, resulting in the issuance of 34,053,653 shares of common stock. If all of the remaining 4,189,105 Series A Warrants that were issued as part of the Units sold in the Offering and part of the Units issued on August 31, 2015 were exercised pursuant to a cashless exercise and the closing bid price of our common stock as of the two trading days prior to the time of such exercise was $0.43 per share or less and the Black Scholes Value were $4.3246 (the Black Scholes Value as of March 11, 2016), then a total of approximately 76,184,359 shares of our common stock would be issued to the holders of such Series A Warrants. The potential for such dilutive exercise of the Series A Warrants may depress the price of our common stock regardless of the Company’s business performance, and could encourage short selling by market participants, especially if the trading price of our common stock begins to decrease.

From our inception, through December 2013, our shares and other securities were issued in violation of the preemptive rights of existing stockholders, which could result in claims against us.

In 2013, it was brought to the attention of our management and Board of Directors that the Company was subject to preemptive rights under Minnesota corporate law, because the articles of incorporation did not “opt out” and deny them. Prior to our reincorporation in Delaware in December 2013 the Company issued shares of common stock and other equity securities on numerous occasions to raise capital and for other purposes and, to our knowledge; we never complied with the Minnesota preemptive rights statute in connection with such issuances. Starting in December 2013, stockholders no longer had preemptive rights. In connection with issuances of securities prior to that time, we may be still subject to the claims of previous and current stockholders based on violations of their preemptive rights; the risk and magnitude of these claims are uncertain. If there are any future claims, we intend to vigorously defend against such claims; however, there can be no assurance that the Company would not be liable for damages or other remedies that might have a material adverse effect on the Company’s financial condition or results of operations.

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

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on The NASDAQ Capital Market under the symbol “SKLN”. Prior to August 31, 2015, our common stock was quoted by the OTCQB under the symbol “SKLN.QB.” The following table sets forth the high and low bid information for our common stock for each quarter within our last two fiscal years as reported by The NASDAQ Capital Market or the OTCQB, as applicable. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions. These prices reflect the 1:75 reverse stock split of our outstanding shares effected on October 24, 2014, as well as rounding.

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2015	$6.76	$2.31
September 30, 2015	$5.78	$2.75
June 30, 2015	$7.15	$2.00
March 31, 2015	$7.00	$2.00

December 31, 2014	$10.88	$3.25
September 30, 2014	$18.00	$5.25
June 30, 2014	$14.25	$7.95
March 31, 2014	$21.75	$13.13

Units

Our Units commenced trading on August 26, 2015. The Units separated on February 29, 2016 into shares of common stock, Series B Preferred Stock and Series A Warrants, and the Units are no longer listed. The following table sets forth the high and low bid prices for the Existing Units for each quarter subsequent to August 26, 2015 as reported by The NASDAQ Capital Market.

Quarter Ended	High Bid	Low Bid

December 31, 2015	$8.95	$6.17
September 30, 2015 (commencing August 26, 2015)	$10.00	$7.00

As of March 11, 2016, the closing bid price for shares of our common stock was $0.18 per share. The Series B Preferred Stock and Series A Warrants are not traded on any security markets.

Holders

As of March 11, 2016, there were approximately 145 stockholders of record of our Common Stock and 2 holders of record of the Series B Preferred Stock and 2 holders of record of Series A Warrants.

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

On April 22, 2013, the Company issued 2,667 shares of common stock to a former consultant exercising stock options with an exercise price of $0.75.

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

In October 2013 an employee exercised vested options at $4.88 per share to receive 134 shares of the Company’s common stock.

In October a warrant holder exercised at a reduced rate of $9.38 per share. The warrant was exercised for a total of 13,334 shares for $125,000.

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

On January 6, 2014, the Company issued 4,336 shares of common stock to the former CEO exercising stock options with an exercise price of $0.75.

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

In February 2014, we raised $2,055,000 in gross proceeds from a private placement of Series A Convertible Preferred Stock, par value $0.01 (the “Series A Preferred Shares”) pursuant to a Securities Purchase Agreement with certain investors (the “Purchasers”) who purchased 20,550 Series A Preferred Shares, and warrants (the “Warrants”) to acquire an aggregate of approximately 21,538 shares of Common Stock. The Series A Preferred Shares were initially convertible into shares of Common Stock at an initial conversion price of $19.50 per share of Common Stock, subject to adjustment. The Warrants are exercisable at an exercise price of $24.38 per share and expire five years from the Closing Date. If the Common Stock is not listed on the NASDAQ Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the Closing, the Company was required to issue additional Warrants to purchase additional shares of Common Stock, equal to 30% of the shares of Common Stock which the Series A Preferred Shares each Purchaser purchased are convertible into. As of August 4, 2014, the Company issued additional warrants to purchase 61,452 shares to the Purchasers in connection with this provision. See (Note 3 to the Financial Statements included in this report).

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

In March 2014 one warrant holder opted for a cashless warrant exercise resulting in issuing 299 shares of common stock pursuant to the warrant instruction for cashless exercise.

In March 2014 the Company issued preferred dividends pursuant to the PPM agreement. The preferred shares were converted into common stock resulting in the issuance of 971 shares of common stock.

In March 2014 a warrant holder exercised a combined cashless and cash warrant exercise. The cashless exercise resulted in issuing 3,334 shares of common stock pursuant to the warrant instruction for exercise. The cash exercise resulted in the issuance of 4,445 shares of common stock at an exercise price of $11.25 per share.

In April 2014, SOK transferred 20,000 shares of common stock, par value $0.01, to six stockholders. Two of these stockholders, Frank Mancuso Jr. and Arnon Dreyfuss are former directors of the Company who served on the Board at the time of these transfers. Mr. Mancuso received 3,334 shares and Dr. Dreyfuss received 6,667 shares.

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

On June 30, 2014, the Company issued dividends to the holders of Series A Preferred Shares in the form of common stock per a stipulated $19.50 per share. As a result 1,560 shares of common stock were issued to the Preferred Holders.

On July 23, 2014, the Company entered into Securities Purchase Agreements with certain investors, including SOK, an affiliate of the Company, pursuant to which the Company agreed to offer and sell an aggregate of $733,173.60 in principal amount of senior convertible notes, in addition to warrants to purchase shares of the Company’s common stock.

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

On July 31, 2014, the Company pursuant to a securities purchase agreement dated July 31, 2014 between the Company and the purchaser named therein, offered and sold convertible notes and warrants for an aggregate of $122,195.60 in principal amount of senior convertible notes, in addition to warrants to purchase shares, of the Company’s common stock.

In August 2014, a warrant holder exercised his warrant resulting in issuing 11,112 shares of common stock at an exercise price of $5.63 per share for $62,500.

In August 2014 a vendor exercised a portion of options received in payment for executive placement. He received 334 shares of common stock at $5.25 per share.

On August 8, 2014 the Company, pursuant to a securities purchase agreement dated August 8, 2014 between the Company and the purchaser named therein, offered and sold an aggregate of $305,489.00 in principal amount of senior convertible notes, in addition to warrants to purchase shares of the Company’s common stock.

On August 12, 2014, the Company pursuant to a securities purchase agreement dated August 12, 2014 between the Company and the purchaser named therein, offered and sold an aggregate of $122,195.60 in principal amount of senior convertible notes, in addition to warrants to purchase shares of the Company’s common stock.

On September 4, 2014, the Company, pursuant to a securities purchase agreement dated September 4, 2014 between the Company and the purchaser named therein, offered and sold an aggregate of $30,548.90 in principal amount of senior convertible notes, in addition to warrants to purchase shares of the Company’s common stock.

On September 5, 2014, the Company, pursuant to a securities purchase agreement dated September 5, 2014 between the Company and the purchaser named therein, offered and sold an aggregate of $488,782.40 in principal amount of senior convertible notes, in addition to warrants to purchase shares of the Company’s common stock.

On September 30, 2014, the Company issued dividends to the holders of Series A Preferred Shares in the form of common stock per a stipulated $19.50 per share. As a result 1,561 shares of common stock were issued to the Preferred Holders.

In October 2014, SOK Partners, LLC transferred 138,977 shares of Skyline Medical common stock to Prospect Park Capital Corp. a nonaffiliated company. There is one current director of the Company, Joshua Kornberg on the Board of Prospect Park Capital Corp. Mr. Kornberg is also President and Chief Executive Officer of the Company. In addition, Frank Mancuso Jr., a former director if the Company, is on the Board of Prospect Park Capital Corp. Mr. Mancuso served on the Company’s board at the time of the transfer.

In November 2014, the Company issued warrants to an advisor to purchase 5,557 shares of common stock at $12.38 per share, subject to adjustment of the exercise price in certain events.

On December 31, 2014, the Company issued dividends to the holders of Series A Preferred Shares in the form of common stock per a stipulated $19.50 per share. As a result, 1,559 shares of common stock were issued to the Preferred Holders (in January 2015, the Company issued additional shares as dividends because of a true-up for using $19.50 as a price per share in September and December instead of $9.75).

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

On April 8, 2015, the Company sold a senior convertible note, in an original principal amount of $125,000 which shall be convertible into a certain amount of shares of Common Stock, in accordance with the terms of the agreement for a purchase price of $125,000 (representing an approximately 20% original issue discount).

On May 8, 2015, the Company sold a senior convertible note, in an original principal amount of $150,000 which shall be convertible into a certain amount of shares of Common Stock, in accordance with the terms of the agreement for a purchase price of $150,000.

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

Not Required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that indicate certain risks and uncertainties related to the Company, many of which are beyond the Company’s control.  The Company’s actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report.  Important factors that may cause actual results to differ from projections include:

•	Current negative operating cash flows;
•	The terms of any further financing, which may be highly dilutive and may include onerous terms;
•	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;
•	Risk that we never become profitable if our product is not accepted by potential customers;
•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;
•	The impact of competition, the obtaining and maintenance of any necessary regulatory clearances applicable to applications of the Company’s technology;
•	Possible impact of government regulation and scrutiny;
•	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;
•	Adverse results of any legal proceedings;
•	The volatility of our operating results and financial condition;
•	The features of the Company’s Series A Warrants that include a cashless exercise feature that has the potential to be highly dilutive, and the existence of which may depress the price of our common stock regardless of the Company’s business performance; and,
•	Other specific risks that may be alluded to in this report.

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

Overview

We were incorporated in Minnesota in April 2002 under the name BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware corporation as the surviving corporation of the merger. We manufacture an environmentally conscientious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care.   Since our inception in 2002, we have invested significant resources into product development.  We believe that our success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to our wall-mounted Fluid Management System (“FMS”) and use of our proprietary cleaning fluid and filter kit.

We currently have one regional sales manager to sell the STREAMWAY FMS. In 2014 we signed a contract with an independent distributor covering New York and surrounding areas as well as, three other independent contracting groups handling parts of the Midwest, the Southeast and Oklahoma.

Since inception, we have been unprofitable. We incurred net losses of approximately $4.8 million and $6.8 million for the years ended December 31, 2015, and December 31, 2014, respectively. As of December 31, 2015 and December 31, 2014, we had an accumulated deficit of approximately $40.5 million and $35.6 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY FMS system and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

In the first quarter of 2014, the Company commenced sales of an updated version of the STREAMWAY FMS, which provides a number of enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. This updated version utilizes improved technology, including the capability for continuous flow and continuous suctioning, as covered by our provisional patent application filed in 2013 and our non-provisional patent application filed in January 2014. We have sold ninety-four STREAMWAY units to date.

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

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Financing Transaction” below. In 2014, we completed private placements of Series A Preferred Stock and convertible notes raising aggregate gross proceeds of $3,530,000. In September 2014 we commenced a public offering that was delayed, and we did not complete our public offering until August 2015. During that period of time, due to limited funding and continued operating losses, we curtailed our operations and delayed our expenditures to stay in operation. These factors negatively affected our sales in late 2014 and the full year 2015. Our future cash requirements and the adequacy of available funds depend on our ability to sell our products and the availability of future financing to fulfill our business plans. See “Plan of Financing; Going Concern Qualification” below.

As a company, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Comparison of Year Ended December 31, 2015 with Year Ended December 31, 2014

Revenue. We recorded revenue of $654,000 in 2015, compared to $952,000 in 2014.  Revenue in 2015 included the sale of twenty STREAMWAY systems and disposable supplies to operate the STREAMWAY. The revenue in 2014 included the sale of forty-four STREAMWAY systems and disposable supplies to operate the STREAMWAY. Our revenues and product sales declined in 2015 due to the delay in our public offering until August 2015, which caused us to curtail our operations and delay our expenditures. These factors negatively impacted sales throughout 2015.

Cost of sales. Cost of sales was $304,000 in 2015 compared to $385,000 in 2014. The gross profit margin was 54% in 2015 and 60% in 2014. As our revenue has increased and we honed in on parts for the STREAMWAY, we were better able to maximize our margins through advanced purchasing at larger volumes. The Company also developed ways to reduce costs through tooling parts and purchasing different components that improved the STREAMWAY Systems while costing less. However, in 2015, our sharp decline in sales negatively impacted our ability to leverage costs and negatively impacted our profit margin. Also, in 2015, margins were negatively affected as we absorbed the cost of replacing fifteen units of the original STREAMWAY generation model with its newer iteration initially rolled out in the second quarter of 2014.

General and Administrative expense. General and administrative (G&A) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

G&A expense decreased to $3,399,000, for 2015 from $4,883,000 in 2014. The $1,484,000 decrease in G&A expenses for 2015, compared to 2014, is primarily due to higher expenses for financings and legal proceedings in 2014, as well as our efforts to curtail expenses in 2015. Our legal expenses decreased by $1.1 million, because in 2015 the majority of our legal expenses were in association with our public offering and were therefore capitalized as appropriate. By comparison, in 2014 legal fees were higher due to our two private placements and certain legal disputes. Other decreases included $204,000 in salaries and payroll taxes; $329,000 in miscellaneous expenses in 2014 relating to a legal settlement; $269,000 related to finders fees associated with fund raising in 2014; $218,000 in payroll taxes, penalty and interest originally accrued in 2014 but not incurred; $60,000 in investor relations costs and $59,000 in recruiting fees. These decreases were partially offset by increases in 2015 that included increased expenses of $475,000 due to an extension fee for the convertible notes issued in 2015 and 2014; $216,000 in bonuses; $79,000 in stock based and investor’s stock compensation as a result of employee options issued; and $52,000 in corporate insurance expenses.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the Company’s current stage.

Operations expense decreased to $847,000 in 2015compared to $973,000 in 2014. The $126,000 decrease in operations expense in 2015 was primarily due to decreases of $52,000 in salaries and payroll taxes; $133,000 in research and development expenses as a result of curtailed operations; $59,000 in consulting; and $30,000 in reduced shipping expenses. These decreases were partially offset by increases in 2015 that included $82,000 in bonuses; $45,000 in miscellaneous expenses for inventory adjustments and obsolescence; and $28,000 for stock based compensation as a result of employee options issued.

Sales and marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trade shows, product literature and other sales and marketing activities.

Sales and marketing expenses decreased to $504,000 in 2015 compared to $1,178,000 in 2014. The $674,000 decrease is a result of a $335,000 decrease in salaries, payroll taxes and benefits due to a reduced sales staff; $99,000 decreased commissions for less sales in 2015; $158,000 for reduced bonuses; and $71,000 in travel expenses.

Interest Expense. Interest expense increased to $391,000 in 2015 compared to $377,000 in 2014. The $14,000 increase was a result of the convertible notes issued in 2014and 2015.

Loss (gain) on valuation of equity-linked financial instruments. The Company realized a $0 gain on valuation of equity-linked financial instruments in 2015 compared to a gain of $12,000 in 2014 resulting in expiration of certain older warrants in 2014.

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2015

Net cash used in operating activities was $7,487,000 for 2015, compared with net cash used of $3,371,000 for 2014. In August 2015, we received proceeds of $13.5 million (net of commissions but before payment of expenses) as a result of our public offering. During the remainder of 2015, we paid $5.8 million in cash to cover accrued debts and obligations, most of which were required to be paid upon completion of the offering or were considered past due. These payments included: premium paid plus interest to redeem convertible notes as agreed with the holders to induce the redemption at a rate of 140% of principal: $616,000; past due payrolls and taxes for employees: $1,420,000; and past due amounts upon agreed upon legal settlements, including interest and penalties: $916,000. In addition, the Company decreased payables by paying an aggregate $3,900,000 in cost of goods to vendors for past due amounts for production of our product and in past due professional fees.

Cash flows used in investing activities was $61,000 for 2015 and $121,000 in 2014. Our investment expenses in 2015 were primarily for intangibles associated with our patents.

Net cash provided by financing activities was $12,388,000 for 2015 compared to net cash provided of $3,407,000 for 2014. In the second quarter of 2015 the Company received cash for two convertible notes totaling $250,000. The Company completed a public offering on August 31, 2015 raising a net $13,555,003. This was partially offset by redeeming the convertible notes issued in 2014 and 2015 with a remaining principal amount of $933,074 not including accrued interest and redemption premiums.

Liquidity, Plan of Financing and Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $40.5 million as of December 31, 2015. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding) and a qualified public offering raising a net $13,555,003, after deducting underwriting discounts, commissions and expenses. We currently have no outstanding bank debt and no secured indebtedness.

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the first two quarters of 2016.

We had revenues of $654,000 in 2015, but we had negative operating cash flows of $7.5 million. In August 2015, we received proceeds of $13.5 million, after deducting underwriting discounts, commissions and expenses, as a result of our public offering. During the remainder of 2015, we paid $5.8 million in cash to cover accrued debts and obligations, most of which were required to be paid upon completion of the offering or were considered past due. Our cash balance was $4.9 million as of December 31, 2015, and our accounts payable and accrued expenses were an aggregate $1.5 million. We are currently incurring negative operating cash flows of approximately $275,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

As of December 31, 2015, the Company had no debt. We will require additional funding to finance operating expenses and to invest in our sales organization and new product development and to enter the international marketplace. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

As a result of the above factors, our independent registered public accounting firm has indicated in their audit opinion, contained in our financial statements included in this annual report on Form 10-K, that they have serious doubts about our ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern.

Financing Transactions

We have funded our operations through a combination of debt and equity instruments. We have funded our operations through an early bank loan (since repaid), and a variety of debt and equity offerings.

Series A Preferred Stock. On February 4, 2014, we raised $2,055,000 in gross proceeds from a private placement of Series A Convertible Preferred Stock. The investors purchased 20,550 Preferred Shares, and warrants (the “Warrants”) initially to acquire an aggregate of approximately 21,334 shares of Common Stock. The Warrants were initially exercisable at an exercise price of $24.38 per share and expire after five years from the Closing Date. In August 2014, because the Common Stock was not listed on the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the closing date, the Company was required to issue 61,542 additional Warrants. As a result of not reaching certain sales goals by January 2015, the number of shares of Common stock for which such Warrant may be exercised were increased 2.5 times under the terms of the Warrants; these additional Warrants were subsequently canceled in connection with the Unit Exchange described below. The Warrants are exercisable on any day or after the date of issuance, and have a term of five years. However, a holder is prohibited from exercising a Warrant if, as a result of such exercise, the holder, together with its affiliates, would exceed Certain limitations on conversion so that the holder will not own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the Warrants held by the applicable holder, with the percentage subject to increase in certain circumstances.

The Preferred Shares were initially convertible at the option of the holder into the number of shares of Common Stock determined by dividing the stated value of the Preferred Shares being converted by the conversion price of $19.50, reduced in July 2015 to $9.75 per share, subject to adjustment for stock splits, reverse stock splits and similar recapitalization events. The Preferred Shares were entitled to receive dividends on a pari passu basis with the Common Stock, when, and if declared. Upon any liquidation, dissolution or winding-up of the Company, after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of senior preferred shares, the holders of the Series A Preferred Shares were entitled to receive, prior and in preference to the holders of any junior securities, an amount equal to $2,055,000 times 1.2, plus all declared but unpaid dividends.

On August 31, 2015, the Company completed the Unit Exchange as described below under “Public Offering of Units – Unit Exchange.” After the Unit Exchange, there were no shares of Series A Preferred Stock outstanding.

2014 and 2015 Sales of Convertible Notes and Warrants.

From July through September 2014, we issued approximately $1.8 million original principal amount (subsequently reduced to approximately $1.6 million aggregate principal amount in accordance with their terms) of convertible promissory notes (the “2014 Convertible Notes”) and warrants exercisable for shares of our common stock for an aggregate purchase price of $1,475,000 in private placements. Of this amount, we issued to SOK Partners, LLC, an affiliate of the Company, $122,196 original principal amount of the 2014 Convertible Notes and warrants exercisable for 5,431 shares of our common stock for an aggregate purchase price of $100,000. In April and May 2015, we issued and sold to a private investor additional Convertible Notes in an aggregate original principal amount of $275,000 for an aggregate purchase price of $250,000, containing terms substantially similar to the 2014 Convertible Notes (the “2015 Convertible Notes” and, together with the 2014 Convertible Notes, the “Convertible Notes”). No warrants were issued with the 2015 Convertible Notes. The Warrants issued to the purchasers of the 2014 Convertible Notes are exercisable on any day on or after the date of issuance and have an exercise price of $12.38 per share, subject to adjustment, and a term of five years from the date of issuance. The holders, will not be entitled, by virtue of being holders of the Warrants, to vote, to consent, to receive dividends, to receive notice as stockholders with respect to any meeting of stockholders for the election of the Company’s directors or any other matter, or to exercise any rights whatsoever as our stockholders. If, however, the Company decides to declare a dividend or make distributions of its assets, the holders will be entitled to such distribution to the same extent that the holder’s would have participated therein if the holder had held the number of shares of Common Stock acquirable upon complete exercise of the Warrants. At any time in connection with certain events relating to a change of control, the Company or the successor entity (as the case may be) may be required to purchase the Warrants from the holder in an amount equal to the Black Scholes Value (as defined in the Warrants).

In August of 2014, as a result of the Company filing a resale registration statement and the SEC declaring it effective within certain time periods, (1) the outstanding principal amount of the 2014 Convertible Notes was reduced from $1,802,395 to $1,603,270 (without any cash payment by the Company) and any accrued and unpaid interest with respect to such portion of the principal amount of the Notes that was extinguished was similarly extinguished, and (2) the number of shares of Common Stock issuable upon the exercise of the related Warrants was reduced from 80,106 shares of Common Stock to 71,257 shares of Common Stock (without any cash payment by the Company). In connection with this reduction, the principal amount of the Convertible Note issued to SOK Partners, LLC was reduced to $108,695 and the number of related warrants was reduced to 4,831 shares.

On August 31, 2015, in connection with the Offering, as described below, pursuant to an agreement with the holders of the Convertible Notes, the Company redeemed the remaining $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium, for a total payment of $1,548,792. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes. Each holder of the Convertible Notes agreed to the foregoing terms and entered into an Amendment to Senior Convertible Notes and Agreement with the Company. As of September 30, 2015, none of the Convertible Notes were outstanding.

Public Offering of Units

On August 31, 2015 (the “Issuance Date”), the Company completed a public offering (the “Offering”) of 1,666,667 Units (the “Units”) as described below. The public offering price in the Offering was $9.00 per Unit, and the purchase price for the underwriter of the Offering (the “Underwriter”) was $8.28 per Unit, resulting in an underwriting discount and commission of $0.72 (or 8.00%) per Unit and total net proceeds to the Company before expenses of $13.8 million. The Company had granted the Underwriter an option for a period of 45 days to purchase up to an additional 250,000 Units solely to cover over-allotments. The Underwriter chose not to purchase any additional Units under the over-allotment option. The Company paid to the Underwriter a non-accountable expense allowance equal to 1% of the gross proceeds of the Offering and agreed to reimburse expenses incurred by the Underwriter up to $70,000. On August 31, 2015, as a result of the consummation of the Offering and the issuance of the 228,343 Exchange Units in the Unit Exchange described below, the Company issued a total of 1,895,010 Units, comprised of a total of aggregate of 1,895,010 shares of Common Stock, 1,895,010 shares of Series B Preferred Stock and 7,580,040 Series A Warrants.

Each Unit consisted of one share of common stock, par value $0.01 per share (the “Common Stock”), one share of Series B Convertible Preferred Stock (“Series B Preferred Stock”) and four Series A Warrants. The shares of Common Stock, the shares of Series B Preferred Stock and the Series A Warrants that comprise the Units automatically separated on February 29, 2016.

Series A Warrants. The Series A Warrants separated from the Series B Convertible Preferred Stock and the Common Stock included within the Units as described above and are currently exercisable. The Series A Warrants will terminate on August 31, 2020. Each Series A Warrant is exercisable into one share of Common Stock at an initial cash exercise price of $4.95 per share. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the exercise price.

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

As defined in the Series A Warrants, “Black Scholes Value” means the Black Scholes value of an option for one share of Common Stock at the date of the applicable Cashless Exercise, as such Black Scholes Value is determined, calculated using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg utilizing Ii) an underlying price per share equal to 55% of the Unit price, or $4.95 per share, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of the Series A Warrant as of the applicable Cashless Exercise, (iii) a strike price equal to the exercise price in effect at the time of the applicable Cashless Exercise, (iv) an expected volatility equal to 135% and (v) a remaining term of such option equal to five years (regardless of the actual remaining term of the Series A Warrant). In the event that the Black Scholes Pricing Model from the “OV” function on Bloomberg is unavailable, the Company will calculate the Black Scholes Value in good faith, which calculation shall be definitive.

The Black Scholes Value (as defined above) as of March 11, 2016 was $4.3246, and the closing bid price of Common Stock as of March 11, 2016, was $0.18. Therefore, an exercise on that date would have resulted in the issuance of 10.06 shares of Common Stock for each Series A Warrant. Approximately 3,390,935 Series A Warrants have been exercised in cashless exercises as of March 11, 2016, resulting in the issuance of 34,053,653 shares of Common Stock. If all of the remaining 4,189,105 Series A Warrants that were issued as part of the Units sold in the Offering and part of the Units issued on August 31, 2015 were exercised pursuant to a cashless exercise and the closing bid price of our common stock as of the two trading days prior to the time of such exercise was $0.43 per share or less and the Black Scholes Value were $4.3246 (the Black Scholes Value as of March 11, 2016), then a total of approximately 76,184,359 shares of our common stock would be issued to the holders of such Series A Warrants. The potential for such dilutive exercise of the Series A Warrants may depress the price of our common stock regardless of the Company’s business performance, and could encourage short selling by market participants, especially if the trading price of our common stock begins to decrease.

The Series A Warrants will not be exercisable or exchangeable by the holder of such warrants to the extent (and only to the extent) that the holder or any of its affiliates would beneficially own in excess of 4.99% of the common stock of the Company, determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

In addition to (but not duplicative of) the adjustments to the exercise price and the number of shares of Common Stock issuable upon exercise of the Series A Warrants in the event of stock dividends, stock splits, reorganizations or similar events, the Series A Warrants provide for certain adjustments if the Company, at any time prior to the three year anniversary of the Issuance Date, (1) declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to all or substantially all of the holders of shares of Common Stock at any time after the Issuance Date, or (2) grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of shares of Common Stock. Further, if at any time a Series A Warrant is outstanding, the Company consummates any fundamental transaction, as described in the Series A Warrants and generally including any consolidation or merger into another corporation, or the sale of all or substantially all of our assets, or other transaction in which the Common Stock is converted into or exchanged for other securities or other consideration, the holder of any Series A Warrants will thereafter receive, the securities or other consideration to which a holder or the number of shares of Common Stock then deliverable upon the exercise or exchange of such Series A Warrants would have been entitled upon such consolidation or merger or other transaction.

Unit Purchase Option. The Company, in connection with the Offering, entered into a Unit Purchase Option Agreement, dated as of August 31, 2015 (the “Unit Purchase Option”), pursuant to which the Company granted the Underwriter the right to purchase from the Company up to a number of Units equal to 5% of the Units sold in the Offering (or up to 83,333 Units) at an exercise price equal to 125% of the public offering price of the Units in the Offering, or $11.25 per Unit. The Unit Purchase Option expires on August 25, 2018.

Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into one shares of Common Stock (subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events) on the six month anniversary of the Issuance Date or on the date of an Early Separation. In addition, the Series B Preferred Stock will automatically convert into shares of common stock upon the occurrence of a fundamental transaction, as described in the certificate of designations for the Series B Preferred Stock but including mergers, sales of the company’s assets, changes in control and similar transactions. The Series B Preferred Stock is not convertible by the holder of such preferred stock to the extent (and only to the extent) that the holder or any of its affiliates would beneficially own in excess of 4.99% of the common stock of the Company. The Series B Preferred Stock has no voting rights, except for the right to approve certain amendments to the certificate of designations or similar actions. With respect to payment of dividends and distribution of assets upon liquidation or dissolution or winding up of the Company, the Series B Preferred Stock shall rank equal to the common stock of the Company. No sinking fund has been established for the retirement or redemption of the Series B Preferred Stock.

Unit Exchange. On February 4, 2014, the Company raised $2,055,000 in gross proceeds from a private placement of 20,550 shares of Series A Convertible Preferred Stock, par value $0.01, with a stated value of $100 per share (the “Series A Preferred Shares”) and warrants to purchase shares of the Company’s common stock. The Series A Preferred Shares and warrants were sold to investors pursuant to a Securities Purchase Agreement, dated as of February 4, 2014. On August 31, 2015, the Company issued a total of 228,343 Units (the “Exchange Units”) in exchange for the outstanding Series A Preferred Stock which were then cancelled pursuant to an agreement with the holders of the Series A Preferred Shares. The warrants that were issued in connection with the issuance of the Series A Preferred Shares remained outstanding; however, the warrant amounts were reduced so that the warrants are exercisable into an aggregate of 84,770 shares of the Company’s common stock. The Exchange Units were exempt from registration under Section 3(a) (9) of the Securities Act. On August 31, 2015, the Company filed a termination certificate with the Delaware Secretary of State. Following that date there were no shares of Series A Preferred Stock outstanding, and the previously authorized shares of Series A Preferred Stock resumed the status of authorized but unissued and undesignated shares of preferred stock of the Company.

Redemption of Convertible Notes. In connection with the closing of the Offering, $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium were redeemed for total payments of $1,548,792. See Note 4. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes.

Exchange Offer for Units

In January 2016 we commenced a registered offer (the “Exchange Offer”) to exchange, on a one-for-one basis, new units in exchange for the 1,895,010 outstanding units (the “Units”) that were issued in the Offering and the Unit Exchange. Each new unit, if issued, would have consisted of shares of common stock and certain warrants to purchase common stock. On March 2, 2016, we announced the termination of the Exchange Offer. None of the Units were accepted for exchange in the Exchange Offer.

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

Our financial statements and supplementary data are included on pages F-1 to F-22 of this report.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of December 31, 2015 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Board may be increased or decreased from time to time by resolution of the stockholders or the Board. The Company’s Board presently consists of four directors. Directors are elected at each annual meeting, and each director shall serve until his or her term expires, his or her earlier death, or a successor is elected and qualified or until the director resigns or is removed. Directors are elected by the highest number of votes cast at a meeting at which a quorum is present. Any vacancies may be filled by the vote of a majority of the Board of Directors, although less than a quorum, and any such person elected to fill a vacancy shall serve as a director until the next annual meeting of stockholders.

The Board does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. To submit a candidate for consideration for nomination, stockholders must submit such nomination in writing to our Secretary at 2915 Commers Drive, Suite 900, Eagan, MN 55121.

To view a brief biography for each director please see, “Executive Officers and Directors of the Registrant,” in this Annual Report on Form 10-K for additional information.

Name	Age	Position
Directors:
Joshua Kornberg	42	President, Chief Executive Officer and Interim Chairman of the Board of Directors
Richard L. Taney (1) (2)	59	Director
Thomas J. McGoldrick (1) (2) (3)	74	Director
Andrew P. Reding (1) (3)	46	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Our Audit Committee currently consists of Mr. McGoldrick, as the chairperson, Mr. Taney and Mr. Reding. Each Audit Committee member is a non-employee director of the Board. The Board of Directors reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and has determined that all current members of our Audit Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Audit Committee met four times in fiscal 2015.

Audit Committee Financial Expert

The Board has determined that Mr. McGoldrick meets the criteria as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). As noted above, Mr. McGoldrick, Mr. Taney and Mr. Reding are independent within the meaning of NASDAQ’s listing standards.

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

Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission.

Thomas McGoldrick, Chair

Andrew P. Reding

Richard L. Taney

Compensation Committee

The Compensation Committee of the Board of Directors currently consists of two directors, Mr. McGoldrick, as the chairperson, and Mr. Taney. All members of the Compensation Committee were appointed by the Board of Directors, and consist entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and “independent” as independence is currently defined in Rule 4200(a) (15) of the NASDAQ listing standards. In fiscal 2015, the Compensation Committee met two times. The functions of the Compensation Committee include, among other things:

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

Compensation Committee Interlocks and Insider Participation

As indicated above, the Compensation Committee consists of Mr. McGoldrick and Mr. Taney. No member of the Compensation Committee has ever been an executive officer or employee of ours. None of our officers currently serves, or has served during the last completed year, on the compensation committee or the Board of Directors of any other entity that has one or more officers serving as a member of the Board of Directors or the Compensation Committee.

Governance/Nominating Committee

The Governance/Nominating Committee of the Board of Directors currently consists of Mr. McGoldrick, as the chairperson, and Mr. Reding. Each of whom is an “independent director,” as such term is defined by The NASDAQ Market Listing Rule 5605(a)(2), and free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a member of the Committee.

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

The Committee may form and delegate authority to subcommittees as it may deem appropriate in its sole discretion.

In furtherance of its purposes, the Committee:

•	Evaluates the composition, organization and governance of the Board, determines future requirements and make recommendations to the Board for approval;

•	Determines desired Board and committee skills and attributes and criteria for selecting new directors;

•	Reviews candidates for Board membership consistent with the Committee’s criteria for selecting new directors and annually recommend a slate of nominees to the Board for consideration at the Company’s annual stockholders’ meeting;

•	Reviews candidates for Board membership, if any, recommended by the Company’s stockholders;

•	Conducts the appropriate and necessary inquiries into the backgrounds and qualifications of possible director candidates;

•	Evaluates and considers matters relating to the qualifications and retirement of directors;

•	Develops a plan for, and consults with the Board regarding, management succession; and

•	Advises the Board generally on corporate governance matters.

In addition, the Committee, if and when deemed appropriate by the Board or the Committee, develop and recommend to the Board a set of corporate governance principles applicable to the Company, and review and reassess the adequacy of such guidelines annually and recommend to the Board any changes deemed appropriate. The Committee also advises the Board on (a) committee member qualifications, (b) appointments, removals and rotation of committee members, (c) committee structure and operations (including authority to delegate to subcommittees), and (d) committee reporting to the Board. Finally, the Committee performs any other activities consistent with this Charter, the Company’s Certification of Incorporation, Bylaws and governing law as the Committee or the Board deems appropriate.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2015 and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required, the Company believes that the following is the list of its officers, directors and greater than ten percent beneficial owners who have failed to file on a timely basis all Section 16(a) filing requirements during the fiscal year ended December 31, 2015: Ricardo Koenigsberger, 1 late report covering 1 transaction; Joshua Kornberg, 4 late reports covering 5 transactions; Frank Mancuso Jr., 2 late reports covering 2 transactions; Thomas J. McGoldrick, 2 late reports covering 2 transactions; Andrew P. Reding, 2 late reports covering 2 transactions; and SOK Partners LLC, 1 late report covering 1 transaction.

ITEM 11. EXECUTIVE COMPENSATION.

Overview

This section describes the material elements of the compensation awarded to, earned by or paid to our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer, as determined in accordance with SEC rules, collectively referred to as the “Named Executive Officers.”

Summary Compensation Table for Fiscal 2015 and 2014

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2015 and December 31, 2014 by each of the Named Executive Officers:

Name and Principal Position	Year	(5) Salary	Bonus	Stock Awards	(1) Option Awards	(6) All Other Compensation	Total Compensation

Joshua Kornberg, CEO, President (2)	2015	$326,162	$562,941	$-	$417,628	$27,000	$1,333,731
	2014	$275,000	$-	$-	$428,708	$33,000	$736,708

David O. Johnson, COO (3)	2015	$180,926	$178,000	$-	$32,969	$-	$391,895
	2014	$180,000	$-	$-	$52,910	$-	$232,910

Bob Myers, CFO (4)	2015	$174,550	$130,750	$-	$30,222	$-	$335,522
	2014	$165,000	$-	$-	$44,087	$-	$209,087

(1)	Represents the actual compensation cost recognized during 2015 and 2014 as determined pursuant to FASB ASC 718 – Stock Compensation utilizing the assumptions discussed in Note 3, “Stock Options and Warrants,” in the notes to the financial statements included in this report.

(2)	In 2014 Mr. Kornberg also received options to purchase 2,179 shares of common stock as fees for serving on the Board of Directors. Mr. Kornberg’s minimum bonus for 2015 was 75% of his base salary or $206,250. During 2015 he also received $356,691 in additional bonuses, in recognition of bonus amounts from prior years that were waived. In 2015 also received bonus options to purchase 209,126 shares of common stock at $2.63 per share. Mr. Kornberg also received options to purchase 6,321 shares of common stock as fees for serving on the Board of Directors.

(3)	Mr. Johnson’s minimum bonus for 2015 was 20% of his base salary, or $36,000. During 2015 he received $117,000 in income from additional bonuses in recognition of bonus amounts from prior years that were waived and $25,000 in an unwaived previous year’s bonus. In 2015 he also received bonus options to purchase 17,111 shares of common stock at $2.63 per share.

(4)	Mr. Myers’s minimum bonus for 2015 was 20% of his base salary, or $33,000. During 2015 he received $97,000 in income from additional bonuses in recognition of bonus amounts from prior years that were waived. During 2015 he also received bonus options to purchase 15,685 shares of common stock at $2.63 per share.

(5)	Salaries shown, where applicable are net of the 401(k) retirement plan put in place during 2013.

(6)	Mr. Kornberg’s All Other Compensation consists of health insurance premiums for Canadian health insurance for 2015 and 2014.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2015

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2015:

	Grant Date	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Option Exercise Price	Option Expiration Date
Joshua Kornberg (1)	8/13/2012	80,000		$6.00	8/13/2022
	3/14/2013	192,000		$5.63	3/14/2023
	9/30/2013	210		$23.85	9/30/2018
	12/31/2013	247		$20.25	12/31/2018
	3/6/2014	32,609		$17.25	3/6/2024
	3/31/2014	360		$13.88	3/31/2024
	6/30/2014	444		$11.25	6/30/2024
	9/30/2014	606		$8.25	9/30/2024
	12/31/2014	769		$6.50	12/31/2024
	3/31/2015	1,449		$3.45	3/31/2025
	6/30/2015	1,613		$3.10	6/30/2025
	9/30/2015	1,558		$3.21	9/30/2025
	10/21/2015	209,126		$2.63	10/21/2025
	12/31/2015	1,701		$2.94	12/31/2025

David O. Johnson	8/13/2012	13,334		$6.00	8/13/2022
	3/18/2013	12,659		$5.93	3/18/2023
	3/6/2014	4,174		$17.25	3/6/2024
	10/21/2015	17,111		$2.63	10/21/2025

Bob Myers	8/13/2012	13,334		$6.00	8/13/2022
	3/18/2013	10,549		$5.93	3/18/2023
	3/6/2014	3,479		$17.25	3/6/2024
	10/21/2015	15,685		$2.63	10/21/2025

(1)	Does not reflect an award of 66,667 shares of restricted stock which the Compensation Committee has approved. Such shares would vest upon certain changes in control of the Company.

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

Employment Contracts

Employment Agreement with Chief Executive Officer

Base Salary. Our employment agreement, dated March 14, 2013, with Joshua Kornberg, President, Chief Executive Officer and Interim Chairman of the Board, provided that his initial annual base salary would be $250,000 and that his base salary for subsequent years is to be determined by the Board. Effective in March 2014 Mr. Kornberg’s annualized base salary was increased to $275,000. We offered this amount as part of a package of compensation to ensure that we retain Mr. Kornberg in his current capacity with our Company. The compensation package for Mr. Kornberg was designed to provide annual cash compensation, combined with the equity compensation described below, sufficient to induce him to remain with the Company and continue to incentivize him to create revenue growth and stockholder value.

Incentive Compensation. In connection with his employment during the Term, Mr. Kornberg shall be eligible to receive cash and/or equity incentive compensation as determined by the Board and/or the Compensation Committee from time to time, including, without limitation, the incentive compensation described below:

Annual Bonus. Mr. Kornberg shall be eligible to receive with respect to each calendar year ending during the Term of the Executive's employment with the Company a bonus payment subject to the terms of this Section (the "Annual Bonus"). The amount of the Annual Bonus shall be determined based on the attainment of reasonable Company and/or individual performance metrics established and revised annually by the Compensation Committee and/or Board in consultation with Mr. Kornberg, which shall be set at or about the beginning of the given year to which the metrics relate. Mr. Kornberg’s target Annual Bonus shall be 150% of his Base Salary (the "Target Annual Bonus"); provided, however, that the actual amount of the Annual Bonus for each calendar year shall be determined by the Compensation Committee and/or the Board based on relative level of achievement of the applicable metrics and which may be in an amount greater or less than the Target Annual Bonus but shall not be less than 50% of the Target Annual Bonus (the "Minimum Bonus"). The Annual Bonus shall be payable in a single lump sum in cash between January 1 and March 15 of the year following the calendar year to which such Annual Bonus relates. Except as otherwise provided in this Agreement, to earn and be entitled to payment of an Annual Bonus in respect of a given calendar year, Mr. Kornberg must be employed by the Company on the last day (i.e., December 31st) of the calendar year to which the bonus relates. Notwithstanding the foregoing, Mr. Kornberg (or his estate, if applicable) shall receive a pro-rata portion of the Target Annual Bonus (calculated as if all applicable performance metrics had been attained at 100% and based on the portion of the calendar year during which the Executive was employed) (the "Pro-Rata Bonus") for the calendar year during which the Executive's employment terminates due to: (i) termination by the Company without Cause (as defined below); (ii) termination by the Executive for Good Reason (as defined below); or (iii) termination due to the Executive's death or Disability (as defined below).

Equity Incentive Grants. Mr. Kornberg shall receive annual equity incentive grants (e.g., stock options, restricted stock or other stock-based awards) with respect to each calendar year ending during the Term of Mr. Kornberg's employment with the Company, which shall be granted on December 31st of the calendar year to which such grant pertains (each an "Annual Grant"). Each Annual Grant shall be granted in accordance with the terms and conditions of the applicable equity incentive plan or plans then in effect and will be evidenced by an award agreement issued under the applicable plan. The target aggregate grant date fair value of each such Annual Grant shall be 200% of Mr. Kornberg's Base Salary (the "Target Grant"); provided, however, that the actual amount of any such award shall be determined in the reasonable discretion of the Compensation Committee and/or the Board and may be greater than the Target Grant but shall not be less than the Target Grant. Each Annual Grant shall be fully vested on the date of grant; provided, however, that any equity incentive grant Mr. Kornberg receives that is not an Annual Grant will be subject to the vesting provisions contained in the applicable award agreement.

Compensation Upon Termination.

Termination Generally. If Mr. Kornberg's employment with the Company is terminated for any reason, the Company shall pay or provide to Mr. Kornberg (or to his authorized representative or estate) (i) any Base Salary earned through the Date of Termination (paid on or before the time required by law but in no event more than 30 days after the Date of Termination); (ii) if the Date of Termination occurs following the end of a given calendar year, but prior to payment of the Annual Bonus with respect to such year, the Annual Bonus payable for such prior calendar year (paid in accordance with Section 2(c)(i) of the Employment Contract); (iii) if applicable under Section 2(c)(i), the Pro-Rata Bonus for the year during which the Date of Termination occurs (paid at the time the Company pays bonuses with respect to such year); (iv) unpaid expense reimbursements (subject to, and in accordance with, Sections 2(d), 2(f) and 2(i) of the Employment Contract) and, if applicable under Section 2(h) of the Employment Contract, unused vacation that accrued through the Date of Termination (paid on or before the time required by law but in no event more than 30 days after the Date of Termination); and (v) any vested benefits the Executive may have under any Executive Benefit Plan or other employee benefit plan of the Company through the Date of Termination, which vested benefits shall be paid and/or provided in accordance with the terms of such benefit plans (collectively, the "Accrued Benefits").

Termination by the Company Without Cause or by the Executive with Good Reason. During the Term, if Mr. Kornberg's employment is terminated by the Company without Cause as provided in Section 3(d) of the Employment Contract or Mr. Kornberg terminates his employment for Good Reason as provided in Section 3(e), then the Company shall pay Mr. Kornberg his Accrued Benefits (as provided in Section 4(a) of the Employment Contract). In addition, subject to Mr. Kornberg signing a full and final release of all releasable claims in favor of the Company and related persons and entities in a reasonable form and manner reasonably satisfactory to the Company (the "Release") and the expiration of the applicable revocation period for the Release:

a.	the Company shall pay Mr. Kornberg an amount equal to two (2) times the sum of (x) the Executive's Base Salary; and (y) the Executive's Target Annual Bonus (i.e., 100% of the Target Annual Bonus amount as if employed for the full year and all applicable performance metrics had been fully achieved) (the "Severance Amount"). The Severance Amount shall be paid in a cash lump sum payment within 60 days after the Date of Termination; provided, however, that if the 60 day period begins in one calendar year and ends in a second calendar year, the lump sum payment of the Severance Amount shall be paid in the second calendar year (but prior to the end of the 60 day period). Each payment pursuant to this Agreement is intended to constitute a separate payment for purposes of Treasury Regulations Section 1.409A-2(b)(2);

b.	effective upon the Date of Termination, all stock options and other stock-based awards (including, without limitation, all such awards/grants under Sections 2(b)(ii) and 2(c)(ii)) held by Mr. Kornberg and all yet unvested portions thereof shall immediately and fully accelerate and vest and become exercisable or nonforfeitable as of the Date of Termination (to the extent that the Release is not effective as of the Date of Termination, the Company shall take all necessary corporate action to ensure that no such stock-based awards terminate or are forfeited by Mr. Kornberg from the Date of Termination until the date such accelerated vesting and/or exercisability becomes effective);

c.	if the Annual Grant had not been made with respect to the year in which the Date of Termination occurs, the Company shall grant to Mr. Kornberg on the Date of Termination such number of shares of common stock with an aggregate fair market value on the Date of Termination equal to 200% of Mr. Kornberg's Base Salary (which grant shall be fully vested on the Date of Termination); and

d.	the Company shall provide Mr. Kornberg (and, as applicable, his spouse and eligible dependents) with continued medical (health, dental, and vision), life insurance (as provided in Section 2(g) above) and disability benefits, at the Company's expense, to the same extent in which the Executive participated prior to the Date of Termination for a period of 18 months following the Date of Termination; provided, however, if the Company cannot provide, for any reason, Mr. Kornberg or his dependents with the opportunity to participate in the benefits to be provided pursuant to this paragraph (at the Company's expense), the Company shall pay to Mr. Kornberg a single sum cash payment, payable within 60 days following the date the Company cannot provide such benefits, in an amount equal to the fair market value of the benefits to be provided pursuant to this paragraph plus an amount necessary to "gross-up" Mr. Kornberg with respect to any Federal, state or local taxation due on such single sum cash payment. If Mr. Kornberg (and his spouse and dependents, as applicable) was/were covered by Mr. Kornberg's own health insurance premiums for which Mr. Kornberg was being reimbursed pursuant to Section 2(t) above, then the Company shall pay to Mr. Kornberg a single sum cash payment, payable within 60 days following the Date of Termination, equal to the total amount of the monthly premiums for such insurance coverage for a period of 18 months.

Change in Control Payment. The provisions of this set forth certain terms of an agreement reached between Mr. Kornberg and the Company regarding Mr. Kornberg's rights and obligations upon the occurrence of a Change in Control of the Company. These provisions are intended to assure and encourage in advance Mr. Kornberg's continued attention and dedication to his assigned duties and his objectivity during the pendency and/or after the occurrence of any such event. These provisions shall apply in lieu of, and expressly supersede, the provisions of Section 4 regarding severance pay and benefits upon a termination of employment by the Company without Cause as provided in Section 3(d), if such termination of employment occurs in connection with or within 18 months after the occurrence of the first event constituting a Change in Control. These provisions shall terminate and be of no further force or effect beginning 18 months after the occurrence of a Change in Control if Mr. Kornberg remains employed with the Company through and at such time.

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

(A)      the Company shall pay Mr. Kornberg a lump sum in cash in an amount equal to three (3) times the sum of (A) Mr. Kornberg's current Base Salary (or the Executive's Base Salary in effect immediately prior to the Change in Control, if higher); and (B) Mr. Kornberg's Target Annual Bonus (or Mr. Kornberg's Target Annual Bonus in effect immediately prior to the Change in Control, if higher). Such payment shall be paid within 60 days after the Date of Termination; provided, however, that if the 60 day period begins in one calendar year and ends in a second calendar year, such payment shall be paid in the second calendar year (but prior to the end of the 60 day period);

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

(C)      if the Annual Grant had not been made with respect to the year in which the Date of Termination occurs, the Company shall grant to Mr. Kornberg on the Date of Termination such number of shares of common stock with an aggregate fair market value on the Date of Termination equal to 200% of Mr. Kornberg's Base Salary (which grant shall be fully vested on the Date of Termination); and

(D)      the Company shall provide Mr. Kornberg (and, as applicable, his spouse and eligible dependents) with continued medical (health, dental, and vision), life insurance (as provided in Section 2(g) above) and disability benefits, at the Company's expense, to the same extent in which Mr. Kornberg participated prior to the Date of Termination for a period of 18 months following the Date of Termination; provided, however, if the Company cannot provide, for any reason, Mr. Kornberg or his dependents with the opportunity to participate in the benefits to be provided pursuant to this paragraph (at the Company's expense), the Company shall pay to Mr. Kornberg a single sum cash payment, payable within 60 days following the date the Company cannot provide such benefits, in an amount equal to the fair market value of the benefits to be provided pursuant to this paragraph plus an amount necessary to "gross-up" Mr. Kornberg with respect to any Federal, state or local taxation due on such single sum cash payment. If Mr. Kornberg (and his spouse and dependents, as applicable) was/were covered by Mr. Kornberg's own health insurance premiums for which Mr. Kornberg was being reimbursed pursuant to Section 2(f) above, then the Company shall pay to Mr. Kornberg a single sum cash payment, payable within 60 days following the Date of Termination, equal to the total amount of the monthly premiums for such insurance coverage for a period of 18 months.

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

(ii)         Subject to the provisions of Section 5(b)(iii) below, all determinations required to be made under this Section 5(b)(ii), including whether a Gross-Up Payment is required and the amount of such Gross-Up Payment, shall be made by a nationally recognized accounting firm selected by the Company (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and Mr. Kornberg within 15 business days of the Date of Termination, if applicable, or at such earlier time as is reasonably requested by the Company or Mr. Kornberg. For purposes of determining the amount of the Gross-Up Payment, Mr. Kornberg shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation applicable to individuals for the calendar year in which the Gross-Up Payment is to be made, and state and local income taxes at the highest marginal rates of individual taxation in the state and locality of Mr. Kornberg's residence on the Date of Termination, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes. The Gross-Up Payment, if any, as determined pursuant to this Section 5(b)(ii), shall be paid to the relevant tax authorities as withholding taxes on behalf of Mr. Kornberg at such time or times when each Excise Tax payment is due. Any determination by the Accounting Firm shall be binding upon the Company and Mr. Kornberg. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made (an "Underpayment"). In the event that the Company exhausts its remedies pursuant to Section 5(b)(iii) below and Mr. Kornberg thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred, consistent with the calculations required to be made hereunder, and any such Underpayment, and any interest and penalties imposed on the Underpayment and required to be paid by Mr. Kornberg in connection with the proceedings described in Section 5(b)(iii) below, shall be promptly paid by the Company to the relevant tax authorities as withholding taxes on behalf of Mr. Kornberg.

(iii)        Mr. Kornberg shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-up Payment. Such notification shall be given as soon as practicable but no later than 10 business days after Mr. Kornberg knows of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. Mr. Kornberg shall not pay such claim prior to the expiration of the 30 day period following the date on which he gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies Mr. Kornberg in writing prior to the expiration of such period that it desires to contest such claim, provided that the Company has set aside adequate reserves to cover the Underpayment and any interest and penalties thereon that may accrue, the Executive shall:

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

Definitions. For purposes of this Section 5, the following terms shall have the following meanings:

"Change in Control" shall mean any of the following:

(i)          there is consummated a merger, consolidation, statutory exchange or reorganization, unless securities representing more than 50% of the total combined voting power of the outstanding voting securities of the successor corporation are immediately thereafter beneficially owned directly or indirectly and in substantially the same proportion, by the persons who beneficially owned the Company's outstanding voting securities immediately prior to such transaction;

(ii)          any transaction or series of related transactions pursuant to which any person or any group of persons comprising a "group" within the meaning of Rule 13d-5(b)(1) under the Securities Exchange Act of 1934, as amended (other than the Company or a person that, prior to such transaction or series of related transactions, directly or indirectly controls, is controlled by or is under common control with the Company) becomes directly or indirectly the beneficial owner (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of securities possessing (or convertible into or exercisable for securities possessing) 30% or more of the total combined voting power of the securities (determined by the power to vote with respect to the elections of Board members) outstanding immediately after the consummation of such transaction or series of related transactions, whether such transaction involves a direct issuance from the Company or the acquisition of outstanding securities held by one or more of the Company's stockholders;

(iii)          there is consummated a sale, lease, exclusive license, or other disposition of all or substantially all of the consolidated assets of the Company and its subsidiaries, other than a sale, lease, license, or other disposition of all or substantially all of the consolidated assets of the Company and its subsidiaries to an entity, more than 50% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale, lease, license, or other disposition; or

(iv)          individuals who, on the Effective Date, are members of the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the members of the Board; provided, however, that if the appointment or election (or nomination for election) of any new director was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new director shall, for purposes of sentence, be considered as a member of the Incumbent Board.

Notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred for purposes of the foregoing clause (ii) solely as the result of (A) the acquisition of additional securities by Dr. Samuel Herschkowitz, Joshua Kornberg or their affiliates; or (B) a repurchase or other acquisition of securities by the Company which, by reducing the number of shares of voting securities outstanding, increases the proportionate number of voting securities beneficially owned by any person to 30% or more of the combined voting power of all of the then outstanding voting securities; provided, however, that if any person referred to in this clause (B) shall thereafter become the beneficial owner of any additional shares of voting securities (other than pursuant to a stock split, stock dividend, or similar transaction or as a result of an acquisition of securities directly from the Company) and immediately thereafter beneficially owns 30% or more of the combined voting power of all of the then outstanding voting securities, then a "Change in Control" shall be deemed to have occurred for purposes of the foregoing clause (ii).

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

The annualized base salaries of Messrs. Johnson and Myers were $150,000 and $125,000, respectively for their first year employed. Effective July 1, 2013 the annualized base salaries of Messrs. Johnson and Myers were $180,000 and $150,000, respectively. Effective in March 2014 Mr. Myers annualized base salary was increased to $165,000. Such base salaries may be adjusted by the Company but may not be reduced except in connection with a reduction imposed on substantially all employees as part of a general reduction. The executives will also each be eligible to receive an annual incentive bonus for each calendar year at the end of which he remains employed by the Company, subject to the attainment of certain objectives. The executives have a minimum bonus guarantee of 20% of their annualized salary.

If the Company terminates the executive’s employment without cause or if the executive terminates his employment for “good reason,” he shall be entitled to receive from Company severance pay in an amount equal to (a) before the first anniversary of the date of the agreement, three months of base salary, or (b) on or after the first anniversary of the date of the agreement, twelve months of base salary, in either case less applicable taxes and withholdings. In that event, he will receive a bonus payment on a pro-rata basis through the date of termination and any accrued, unused vacation pay. The severance pay, bonus payment, and other consideration are conditioned upon executive’s execution of a full and final release of liability. “Cause” is defined to mean the executive engages in willful misconduct or fails to follow the reasonable and lawful instructions of the Board, if such conduct is not cured within 30 days after notice; the executive embezzles or misappropriates assets of Company or any of its subsidiaries; the executive’s violation of his obligations in the agreement, if such conduct is not cured within 30 days after notice; breach of any agreement between the executive and the Company or to which Company and the executive are parties, or a breach of his fiduciary responsibility to the Company; commission by of fraud or other willful conduct that adversely affects the business or reputation of Company; or, Company has a reasonable belief the executive engaged in some form of harassment or other improper conduct prohibited by Company policy or the law. “Good reason” is defined as (i) a material diminution in Employee’s position, duties, base salary, and responsibilities; or (ii) Company’s notice to Employee that his or her position will be relocated to an office which is greater than 100 miles from Employee’s prior office location. In all cases of Good Reason, Employee must have given notice to Company that an alleged Good Reason event has occurred and the circumstances must remain uncorrected by Company after the expiration of 30 days after receipt by Company of such notice.

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

Director Compensation Table for Fiscal 2015

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2015:

	Fees Paid or Earned in Cash	Stock Awards	Option Awards		Total
Thomas McGoldrick	$-	$-	$36,759	(1)	$36,759
Ricardo Koenigsberger	$-	$-	$7,340	(2)	$7,340
Andrew Reding	$-	$-	$29,402	(3)	$29,402
Frank Mancuso, Jr.	$-	$-	$29,402	(4)	$29,402

(1)	Mr. McGoldrick was awarded options to purchase 16,525 shares of common stock both for serving on the Board and for participating on the Audit, Compensation and Corporate Governance Committees.

(2)	Mr. Koenigsberger was awarded options to purchase 3,062 shares of common stock both for serving on the Board and for participating on the Audit and Corporate Governance Committees. Mr. Koenigsberger resigned as a Director effective June 5, 2015.

(3)	Mr. Reding was awarded options to purchase 13,124 shares of common stock both for serving on the Board and for participating on the Audit and Corporate Governance Committees.

(4)	Mr. Mancuso was awarded options to purchase 13,124 shares of common stock both for serving on the Board and for participating on the Audit and Compensation Committees. Mr. Mancuso resigned as a Director effective January 13, 2016.

Equity Compensation Plan Information

The following table presents the equity compensation plan information as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding restricted stock, warrants and options (a)	Weighted- average exercise price of outstanding options, warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (C)
Equity compensation plans approved by security holders (1)	850,385	$5.33	534,293
Equity compensation plans not approved by security holders	-	$-	-

(1)	Consists of outstanding options under the 2008 Equity Incentive Plan and the 2012 Stock Incentive Plan. The remaining share authorization under the 2008 Equity Incentive Plan was rolled over to the current 2012 Stock Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 11, 2016 certain information regarding beneficial ownership of our common stock by:

•	Each person know to us to beneficially own 5% or more of our common stock;

•	Each executive officer who in this Annual Report Form 10-K are collectively referred to as the “Named Executive Officers;”

•	Each of our directors; and

•	All of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each stockholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the stockholder’s name. We have based our calculation of the percentage of beneficial ownership on 39,498,125 shares of the Company’s common stock outstanding on December 31, 2015. Unless otherwise noted below, the address for each person or entity listed in the table is c/o Skyline Medical Inc., 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121.

	Amount and Nature of	Percent
	Beneficial	of
Name of Beneficial Owner	Ownership	Class

Officers and Directors

Josh Kornberg (2)	1,995,506	5.0%

David Johnson(3)	47,338	0.1%

Bob Myers(4)	43,178	0.1%

Thomas J. McGoldrick(5)	22,619	* %

Andrew Reding(6)	18,013	* %

Richard Taney(10)	26,666	* %

All directors and executive officers as a group (6 persons)	2,153,321	5.5%

5% Security Holders

Sam Herschkowitz (9)	1,995,506	5.1%

SOK Partners(8)	1,995,506	5.1%

APA, SOK, Sam Herschkowitz, Josh Kornberg	1,995,506	5.0%

APA (7)	1,995,506	5.0%

* Under 0.1%

1.	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

2.	Includes (i) 4,183 shares owned directly, (ii) 519,433 shares issuable upon exercise of options that are exercisable within 60 days of March 11, 2016, (iii) 1,025 shares issuable upon exercise of warrants, (iv) 821,023 shares owned directly by SOK Partners, (v) 10,862 shares issuable upon conversion of a convertible note held by SOK Partners, (vi) 6,312 shares issuable upon exercise of warrants held by SOK Partners, (vii) 630,322 shares owned directly by APA, and (viii) 15,041 shares held directly by Dr. Herschkowitz. Mr. Kornberg and Dr. Samuel Herschkowitz are the managing partners of SOK Partners and APA. Upon the consummation of the Unit Offering, 250 shares of Series A Convertible Preferred Stock held by Mr. Kornberg were exchanged for 2,778 Exchange Units.

3.	Includes options to purchase 47,147 shares that are exercisable within 60 days of March 11, 2016.

4.	Includes options to purchase 43,045 shares that are exercisable within 60 days of March 11, 2016.

5.	Includes options to purchase 9,133 shares that are exercisable within 60 days of March 11, 2016.

6.	Includes options to purchase 8,195 shares that are exercisable within 60 days of March 11, 2016.

7.	Includes (i) 630,322 shares owned directly, (ii) 821,023 shares owned directly by SOK Partners, (iii) 10,962 shares issuable upon conversion of a convertible note held by SOK Partners, (iv) 6,312 shares issuable upon exercise of warrants held by SOK Partners, (v) 4,183 shares held directly by Mr. Kornberg, and (vi) 15,041 shares held directly by Dr. Herschkowitz. Mr. Kornberg and Dr. Samuel Herschkowitz are the managing partners of SOK Partners and APA. Upon the consummation of the Unit Offering, 250 shares of Series A Convertible Preferred Stock held by Mr. Kornberg were exchanged for 2,778 Exchange Units.

8.	Includes (i) 821,023 shares owned directly, (ii) 10,862 shares issuable upon conversion of a convertible note, (iii) 6,312 shares issuable upon exercise of warrants held by SOK Partners, (iv) 15,041 shares held directly by Dr. Herschkowitz, (v) 4,183 shares held directly by Mr. Kornberg, (vi) 519,433 shares issuable upon exercise of options held by Mr. Kornberg that are exercisable within 60 days of March 11, 2016, (vii) 1,025 shares issuable upon exercise of warrants held by Mr. Kornberg, and (viii) 630,322 shares owned directly by APA. Mr. Kornberg and Dr. Samuel Herschkowitz are the managing partners of SOK Partners and APA. Upon the consummation of the Unit Offering, 250 shares of Series A Convertible Preferred Stock held by Mr. Kornberg were exchanged for 2,778 Exchange Units.

9.

Includes (i) 15,041 shares owned directly, (ii) 821,023 shares owned directly by SOK Partners, (iii) 10,862 shares issuable upon conversion of a convertible note held by SOK Partners, (iv) 6,312 shares issuable upon exercise of warrants held by SOK Partners, (v) 4,183 shares held directly by Mr. Kornberg, (vi) 519,433 shares issuable upon exercise of options held by Mr. Kornberg that are exercisable within 60 days of March 11, 2016, (vii) 1,025 shares issuable upon exercise of warrants held by Mr. Kornberg, and (viii) 630,322 shares owned directly by APA. Mr. Kornberg and Dr. Samuel Herschkowitz are the managing partners of SOK Partners and APA. Upon consummation of the Unit Offering, 250 shares of Series A Convertible Preferred Stock held by Mr. Kornberg were exchanged for 2,778 Exchange Units.

10.	Includes (i) 13,333 shares owned directly, (ii) 13,333 shares issuable upon exercise of warrants that are exercisable within 60 days of March 11, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements.

In connection with the sale of the Series A Preferred Shares on February 4, 2014, Joshua Kornberg, our President, Chief Executive Officer and Interim Chairman of the Board, was one of the purchasers. Mr. Kornberg purchased 19,231 Series A Preferred Shares for a purchase price of $25,000 and received warrants to purchase 52 shares of common stock.

SOK Partners, LLC (“SOK”), a 10% stockholder with Mr. Kornberg and Dr. Samuel Herschkowitz as managing partners, invested in the July 2014 offering of convertible notes and warrants. In November 2014, the convertible noteholders agreed to convert certain balances of the convertible notes in connection with the public offering of the Units, in consideration of the agreement to issue certain additional shares. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Historical Financing — 2014 Sales of Convertible Notes and Warrants.’’ In connection with the Unit Offering in August 2015, all such convertible notes were redeemed at a redemption price of 140% of the principal amount thereof, plus accrued and unpaid interest. The Company paid approximately $163,000 to SOK in redemption of its convertible note. In addition, Ricardo Koenigsberger, a former director who resigned on June 5, 2015, is a holder of membership units of SOK Partners.

In connection with the Unit Exchange that was consummated on August 31, 2015, 250 shares of Series A Convertible Stock held by Mr. Kornberg were exchanged for 2,778 Exchange Units.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In connection with the audit of the fiscal 2015 financial statements, the Company entered into an engagement agreement with Olsen Thielen & Co., Ltd., which sets forth the terms by which Olsen Thielen & Co., Ltd. will perform audit services for the Company.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2015 and December 31, 2014, by Olsen Thielen & Co., Ltd., the Company’s principal accountant. All fees described below were approved by the Audit Committee.

	2015	2014
Audit Fees (1)	$129,209	$75,750
Audit-Related Fees (2)	-	-
Tax Fees (3)	8,779	10,851
All Other Fees (4)	-	11,400
	$137,988	$98,001

(1)	Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements. Also, includes fees for services rendered in connection with the filing of registration statements and other documents with the SEC, the issuance of accountant consents and comfort letters.

(2)	There were no audit-related fees in 2015 and 2014.

(3)	Tax Fees consist of fees billed in the indicated year for professional services performed by Olsen Thielen & Co., Ltd. with respect to tax compliance.

(4)	All Other Fees consist of fees billed in the indicated year for other permissible work performed by Olsen Thielen & Co., Ltd. that is not included within the above category descriptions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)    Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

•	Report of Independent Registered Public Accounting Firm dated March 16, 2016;

•	Balance Sheets as of December 31, 2015 and December 31, 2014;

•	Statements of Operations for the Years Ended December 31, 2015 and December 31, 2014;

•	Statements of Stockholders’ Equity (Deficit) from December 31, 2013 to December 31, 2015;

•	Statements of Cash Flows for the Years Ended December 31, 2015 and December 31, 2014;

•	Notes to Financial Statements.

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

Dated:  March 16, 2016

Skyline Medical Inc.

By	/s/ Joshua Kornberg
Joshua Kornberg President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Joshua Kornberg	President, Chief Executive Officer and Interim Chairman of	March 16, 2016
Joshua Kornberg	the Board (principal executive officer)
/s/ Bob Myers	Chief Financial Officer	March 16, 2016
Bob Myers	(principal financial officer)

/s/ Andrew P. Reding	Director	March 16, 2016
Andrew P. Reding

/s/ Thomas J. McGoldrick	Director	March 16, 2016
Thomas J. McGoldrick

/s/ Richard L. Taney	Director	March 16, 2016
Richard L. Taney

EXHIBIT INDEX

SKYLINE MEDICAL INC.

FORM 10-K

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated December 16, 2013, between Skyline Medical Inc., a Minnesota corporation, and the registrant (1)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on October 20, 2014 (19)

3.3	Certificate of Amendment to Certificate of Incorporation regarding increase in share capital, filed with the Delaware Secretary of State on July 24, 2015 (20)

3.4	Bylaws (21)

3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (22)

4.1	Form of Warrant (2)

4.2	Form of Warrant (7)

4.3	Form of Warrant (11)

4.4	Form of Warrant (15)

4.5	Form of Warrant (16)

4.6	Amended and Restated 2012 Stock Incentive Plan (3)**

4.7	Form of Senior Convertible Note (23)

4.8	Form of Warrant issued to investors of Convertible Notes (23)

4.9	Form of Registration Rights Agreement (23)

4.10	Form Waiver and Consent of, and Notice to, Holder of Preferred Stock of the registrant (23)

4.11	Form of Series A Warrant Agency Agreement by and between Skyline Medical Inc. and Corporate Stock Transfer, Inc. and Form of Warrant Certificate (24)

4.12	Form of Series A Warrant Certificate (included as part of Exhibit 4.11) (24)

4.13	Form of Unit Purchase Option issued in connection with offering of Units (25)

4.14	Form of Exchange Agreement with Holders of Series A Preferred Stock (26)

4.15	Form of Amendment to Senior Convertible Notes and Agreement by and Between Skyline Medical Inc. and Senior Convertible Notes (26)

4.16	Form of specimen certificate evidencing shares of Series B Convertible Preferred Stock (25)

4.17	Form of Unit Agreement (including form of Unit Certificate) (24)

10.1	Form of Securities Purchase Agreement, dated as of February 4, 2014, by and among the Company and certain Purchasers (2)

10.2	Settlement Agreement and Mutual General Release dated September 18, 2013, entered into by and among Kevin Davidson, Skyline Medical Inc., Atlantic Partners Alliance, LLC, SOK Partners, LLC, Joshua Kornberg and Dr. Samuel Herschkowitz (4)

10.3	Amended and Restated Executive Employment Agreement with Joshua Kornberg, signed on June 17, 2013 and effective March 14, 2013 (6)**

10.4	BioDrain Medical, Inc., 2012 Stock Incentive Plan Restricted Stock Award Agreement with Joshua Kornberg, signed on June 17, 2013 and effective March 14, 2013 (6)**

10.5	Form of Convertible Promissory Note (7)

10.6	Promissory Note in the Principal amount of $100,000 in favor of Brookline Group, LLC, dated as of March 8, 2013 (9)

10.7	Form of Securities Purchase Agreement (11)

10.8	Office Lease Agreement between the registrant and Roseville Properties Management Company, as agent for Lexington Business Park, LLC (12)

10.9	Form of Non-Qualified Stock Option Agreement under the 2012 Stock Incentive Plan (13)**

10.10	Employment Agreement with Josh Kornberg dated August 13, 2012 (13)**

10.11	Non-Qualified Stock Option Agreement with Josh Kornberg dated August 13, 2012 (13)**

10.12	Employment Agreement with Robert Myers dated August 11, 2012 (13)**

10.13	Employment Agreement with David Johnson dated August 13, 2012 (13)**

10.14	Separation Agreement with Kevin Davidson effective October 11, 2012 (13)**

10.15	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.16	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.17	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.18	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.19	Amended Lease with Roseville Properties Management Company, Inc. dated January 28, 2013 (14)

10.20	Form of Convertible Promissory Note (15)

10.21	Forbearance and Settlement Agreement among the registrant, Dr. Samuel Herschkowitz and SOK Partners, LLC dated August 15, 2012 (13)

10.22	Form of Securities Purchase Agreement (16)

10.23	Convertible Note Purchase Agreement between the Company and SOK Partners, LLC dated March 28, 2012, including the form of Convertible Promissory Grid Note (18)

10.24	Amended and Restated Note Purchase Agreement between the Company and Dr. Samuel Herschkowitz dated as of December 20, 2011, including the form of Convertible Promissory Note (issued in the amount of $240,000) (18)

10.25	Letter Agreement, dated August 22, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and Skyline Medical Inc. (5)

10.26	Letter Agreement, dated April 25, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and BioDrain Medical, Inc. (8)

10.27	Letter Agreement, dated March 6, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and BioDrain Medical, Inc. (10)

10.28	Form of Securities Purchase Agreement with investors in Convertible Notes (23)

14.1	Code of Ethics (17)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of principal executive officer required by Rule 13a-14(a)

31.2*	Certification of principal financial officer required by Rule 13a-14(a)

32.1*	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

(1)	Filed on December 19, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on February 5, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on August 27, 2013 as an exhibit to our Proxy Statement on Schedule 14A and incorporated herein by reference.

(4)	Filed on November 14, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on August 28, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on June 18, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on June 12, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(8)	Filed on May 1, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(9)	Filed on March 14, 2013 as an exhibit to our Current report on Form 8-K and incorporated herein by reference.

(10)	Filed on March 12, 2013 as an exhibit to our Current Report on Form 8-K (by incorporation by reference from the Schedule 13D/A filed by Dr. Herschkowitz and other parties on March 8, 2013) and incorporated herein by reference.

(11)	Filed on February 26, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(12)	Filed on November 12, 2008 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(13)	Filed on October 18, 2012 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(14)	Filed on January 31, 2013 as an exhibit to our Registration Statement on Form S-1 (except for Exhibit 10.19, by incorporation by reference from the Schedule 13D/A filed by Dr. Herschkowitz and other parties on November 8, 2012) and incorporated herein by reference.

(15)	Filed on January 15, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(16)	Filed on June 21, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(17)	Filed on April 16, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

(18)	Filed on April 3, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(19)	Filed on October 24, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(20)	Filed on June 30, 2015 as an appendix to our Information Statement on Schedule 14C and incorporated herein by reference.
(21)	Filed on January 27, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(22)	Filed on August 20, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.
(23)	Filed on July 24, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(24)	Filed on August 20, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.
(25)	Filed on August 10, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.
(26)	Filed on July 24, 2015 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

The audited financial statements for the periods ended December 31, 2015 and December 31, 2014 are included on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Skyline Medical Inc.

We have audited the accompanying balance sheets of Skyline Medical Inc. as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. Skyline Medical Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyline Medical Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Olsen Thielen & Co., Ltd.

St. Paul, Minnesota

March 16, 2016

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYLINE MEDICAL INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$4,856,232	$16,384
Accounts Receivable	38,283	57,549
Inventories	231,740	367,367
Prepaid Expense and other assets	271,579	190,015
Total Current Assets	5,397,834	631,315

Fixed Assets, net	139,598	196,479
Intangibles, net	94,987	73,183

Total Assets	$5,632,419	$900,977

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	650,413	2,194,518
Accrued Expenses	864,295	3,066,379
Short-term notes payable net of discounts of $0 and $194,097 (See Note 4)	-	937,424
Deferred Revenue	5,000	5,000
Total Current Liabilities	1,519,708	6,203,321

Accrued Expenses	-	213,883
Liability for equity-linked financial instruments (See Note 8)	-	-
Total Liabilities	$1,519,708	$6,417,204
Commitments and Contingencies	-	-
Stockholders’ Equity (Deficit):
Series A Convertible Preferred Stock, $.01 par value, $100 Stated Value, 10,000,000 authorized, 0 and 20,550 outstanding	-	206
Series B Convertible Preferred Stock, $.01 par value, 10,000,000 authorized, 1,895,010 and 0 outstanding	18,950	-
Common Stock, $.01 par value, 100,000,000 authorized, 5,206,428 and 3,092,766 outstanding	52,063	30,927
Additional paid-in capital	44,534,135	30,093,745
Accumulated deficit	(40,492,437)	(35,641,105)
Total Stockholders' Equity (Deficit)	4,112,711	(5,516,227)

Total Liabilities and Stockholders' Equity (Deficit)	$5,632,419	$900,977

See Notes to Financial Statements

SKYLINE MEDICAL INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
Revenue	$654,354	$951,559

Cost of goods sold	303,982	385,323

Gross margin	350,372	566,236

General and administrative expense	3,399,339	4,882,549

Operations expense	846,687	972,830

Sales and marketing expense	503,989	1,178,305

Interest expense	390,887	377,719

Loss (gain) on valuation of equity-linked financial instruments	-	(11,599)

Total Expense	5,140,902	7,399,804

Net loss available to common shareholders	$(4,790,530)	$(6,833,568)

Loss per common share - basic and diluted	$(1.23)	$(2.29)

Weighted average shares used in computation - basic and diluted	3,880,828	2,990,471

See Notes to Financial Statements

SKYLINE MEDICAL INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED

DECEMBER 31, 2015 and 2014

		Common Stock
	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at 12/31/13	$-	2,932,501	$29,325	$25,449,636	$(28,697,415)	$(3,218,454)
Shares issued for cashless warrant exercise at $15.00 per share		1,728	17	1,279		1,296
Shares issued for option exercise at $1.25 per share		4,336	43	5,387		5,430
Shares issued at $20.63 per share as Investor Relations compensation		2,000	20	41,230		41,250
Shares issued for cashless warrant exercise at $12.75 per share		3,323	33	2,460		2,493
Shares issued for an option exercise at $5.25 per share		267	3	1,397		1,400
Shares issued for cashless warrant exercise at $.75 per share		2,174	22	1,608		1,630
Shares issued for warrant exercise at $13.50 per share		2,667	27	35,973		36,000
Shares issued at $18.75 per share as Investor Relations compensation		1,333	13	24,987		25,000
Reduction in escrow account per settlement agreement		(4,444)	(44)	(3,289)		(3,333)
Shares issued for cashless warrant exercise at $7.50 per share		4,807	48	3,557		3,605
Shares issued for cashless warrant exercise at $5.63 per share		3,112	31	2,302		2,333
Shares issued for cashless warrant exercise at $12.75 per share		299	3	221		224
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		972	10	18,909	(18,919)	-
Vesting Expense			-	705,434		705,434
Options issued as part of employee bonus			-	694,500		694,500
Shares issued for combined cashless and cash warrant exercise @ $11.25 per share.		7,778	78	52,422		52,500
Issuance of Preferred stock	206		-	2,054,795		2,055,001

Shares issued to Investor Relations consultant exercisable at $11.25 per share		2,133	21	23,979		24,000
Shares issued to Investor Relations consultant exercisable at $18.75 per share		1,333	13	24,987		25,000
Shares issued for cashless warrant exercise at $13.50 per share		3,725	37	2,757		2,794
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,384	(30,400)	-
Value of equity instruments issued with debt			-	313,175		313,175
Shares issued for cashless warrant exercise at $9.75 per share		1,410	14	1,044		1,058
Shares issued for a cash warrant exercise at $5.63 per share		11,111	111	62,389		62,500
Shares issued for an option exercise at $5.25 per share		333	3	1,747		1,750
Shares issued for a note conversion at $6.68 per share		3,018	30	19,970		20,000
Shares issued for a note conversion at $6.68 per share		3,019	30	19,970		20,000
Shares issued for a note conversion at $5.85 per share		3,435	34	19,966		20,000
Shares issued for a note conversion at $5.03 per share		3,894	38	19,962		20,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,385	(30,401)	-
Shares issued for a note conversion at $5.14 per share		3,894	39	19,961		20,000
Shares issued for a note conversion at $5.00 per share		3,997	40	19,960		20,000
Shares issued for a note conversion at $5.26 per share		3,804	38	19,962		20,000
Shares issued for a note conversion at $5.26 per share		5,706	57	29,943		30,000
Shares issued for a note conversion at $5.95 per share		5,044	50	29,950		30,000
Shares issued into an escrow account per settlement agreement		13,700	137			137
Shares issued for a note conversion at $5.05 per share		55,568	556	280,060		280,616
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $19.50 per share		1,561	16	30,385	(30,402)	(1)
Shares adjusted for rounding per reverse stock split		106	1	1	-	2
Net loss			-	-	(6,833,568)	(6,833,568)
Balance at 12/31/2014	$206	3,092,766	$30,927	$30,093,745	$(35,641,105)	$(5,516,227)
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Adjustment as converted to common shares at $9.75 per share		3,122	31	(31)	-	-
Reduction in escrow account per settlement agreement		(8,889)	(89)	(6,578)		(6,667)
Shares issued for a note conversion at $2.90 per share		3,447	34	9,966		10,000
Shares issued for a note conversion at $2.96 per share		6,762	68	19,932		20,000
Shares issued for a note conversion at $2.91 per share		10,313	103	29,897		30,000
Shares issued for a note conversion at $2.77 per share		12,098	120	33,358		33,478
Shares issued for a note conversion at $2.25 per share		15,552	156	34,844		35,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $9.75 per share		3,121	31	30,369	(30,401)	(1)
Shares issued for a note conversion at $2.00 per share		20,000	200	39,800		40,000
Shares issued for a note conversion at $2.27283 per share		87,997	880	199,120		200,000
Shares issued for a note conversion at $2.0179 per share		14,867	149	29,851		30,000
Shares issued for a note conversion at $2.00 per share		15,000	150	29,850		30,000
Shares issued for a note conversion at $1.92417 per share		12,993	130	24,870		25,000
Shares issued for a note conversion at $1.8578 per share		16,148	162	29,838		30,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $9.75 per share		3,121	31	30,371	(30,401)	1
Vesting Expense			-	871,877		871,877
Shares issued in public offering; net	16,667	1,666,667	16,667	13,027,546		13,060,880
Preferred stock conversion	2,077	228,343	2,283	(4,360)		(0)
Series A warrant exercise		3,000	30	9,870		9,900
Net loss			-	-	(4,790,530)	(4,790,530)
Balance @ 12/31/2015	$18,950	5,206,428	$52,063	$44,534,135	$(40,492,437)	$4,112,711

See Notes to Financial Statements

SKYLINE MEDICAL INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Cash flow from operating activities:
Net loss	(4,790,530)	(6,833,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,566	63,040
Vested stock options and warrants	871,877	723,367
Equity instruments issued for management and consulting	(6,667)	112,054
Amortization of debt discount	219,097	247,338
Penalty on debt provision	10,031	-
Loss on Sales of Equipment	17,076	-
(Gain) loss on valuation of equity-linked instruments	-	(11,599)
Changes in assets and liabilities:
Accounts receivable	19,266	39,696
Inventories	135,627	(245,192)
Prepaid expense and other assets	(81,564)	(129,427)
Accounts payable	(1,544,105)	1,132,410
Accrued expenses	(2,415,967)	1,594,468
Deferred Revenue	-	(64,000)
Net cash used in operating activities:	(7,487,293)	(3,371,413)
Cash flow from investing activities:
Purchase of fixed assets	(32,470)	(101,409)
Purchase of intangibles	(28,095)	(19,828)
Net cash used in investing activities	(60,565)	(121,237)

Cash flow from financing activities:
Proceeds from long-term and convertible debt	250,000	1,500,000
Principal payments on debt	(933,074)	(305,000)
Net proceeds from issuance of preferred stock	18,950	2,055,000
Net proceeds from issuance of common stock	13,051,830	157,081
Net cash provided by financing activities	12,387,706	3,407,081

Net increase (decrease) in cash	4,839,848	(85,569)
Cash at beginning of period	16,384	101,953
Cash at end of period	4,856,232	16,384
Non cash transactions:
Common stock issued for accrued interest/bonus	-	694,500
Common stock issued to satisfy debt	483,478	480,616

See Notes to Financial Statements

SKYLINE MEDICAL INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Skyline Medical Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. As of December 31, 2015, the registrant had 5,206,428 shares of common stock, par value $.01 per share, outstanding, adjusted for a 1-for-75 reverse stock split effective October 24, 2014. In  this Report, all numbers of shares and per share amounts, as appropriate, have been stated to reflect the reverse stock split. Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid and filters to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY FMS products.

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

Since inception to December 31, 2015, the Company raised approximately $22,732,961 in equity, inclusive of $2,055,000 from a private placement of Series A Convertible Preferred Stock, $13,555,003 from the public offering of Units and $5,685,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact this guidance may have on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as an asset. Amortization of these costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have an impact on our financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740)” providing guidance on the balance sheet classification of deferred taxes. The guidance requires that deferred tax assets and liabilities to be classified as noncurrent in the Balance Sheet. The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact this guidance may have on our financial statements.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $8,220 in 2015, and $19,394 in 2014.

Research and Development

Research and development costs are charged to operations as incurred.  Research and development costs were approximately $261,000 and $394,000 for 2015 and 2014, respectively.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	December 31, 2015	December 31, 2014
Finished goods	$30,237	$88,362
Raw materials	162,623	237,556
Work-In-Process	38,880	41,449
Total	$231,740	$367,367

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		5
Manufacturing Tooling	3	-	7
Demo Equipment		3

The Company’s investment in Fixed Assets consists of the following:

	December 31, 2015	December 31, 2014
Computers and office equipment	$153,553	$123,708
Leasehold Improvements	23,874	23,874
Manufacturing Tooling	97,288	97,288
Demo Equipment	8,962	30,576
Total	283,677	275,446
Less: Accumulated Depreciation	144,079	78,967
Total Fixed Assets, Net	$139,598	$196,479

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

Tax years subsequent to 2012 remain open to examination by federal and state tax authorities.

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

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company had a credit risk concentration as a result of depositing $4,621,764 of funds in excess of insurance limits in a single bank.

Product Warranty Costs

In 2015, the Company incurred approximately $56,201 in current warranty costs.

Segments

The Company operates in one segment for the sale of its medical device and consumable products. Substantially all of the Company’s assets, revenues, and expenses for 2015 and 2014 were located at or derived from operations in the United States. There were no revenues from sales outside of the United States.

Risks and Uncertainties

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the FDA and other governmental agencies.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception through December 31, 2015, 5,206,428 shares of common stock have been issued between par value and $125.25. Operations since incorporation have primarily been devoted to raising capital, obtaining financing, development of the Company’s product, administrative services, customer acceptance and sales and marketing strategies.

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS

Public Offering of Units

On August 31, 2015 (the “Issuance Date”), the Company completed a public offering (the “Offering”) of 1,666,667 Units (the “Units”) as described below. The public offering price in the Offering was $9.00 per Unit, and the purchase price for the underwriter of the Offering (the “Underwriter”) was $8.28 per Unit, resulting in an underwriting discount and commission of $0.72 (or 8.00%) per Unit and total net proceeds to the Company before expenses of $13.8 million. The Company had granted the Underwriter an option for a period of 45 days to purchase up to an additional 250,000 Units solely to cover over-allotments. The Underwriter chose not to purchase any additional Units under the over-allotment option. The Company paid to the Underwriter a non-accountable expense allowance equal to 1% of the gross proceeds of the Offering and agreed to reimburse expenses incurred by the Underwriter up to $70,000.

On August 31, 2015, as a result of the communication of the Offering and the issuance of the 228,343 Exchange Units in the Unit Exchange described below, the Company issued a total of 1,895,010 Units, comprised of a total of aggregate of 1,895,010 shares of Common Stock, 1,895,010 shares of Series B Preferred Stock and 7,580,040 Series A Warrants.

Each Unit consisted of one share of common stock, par value $0.01 per share (the “Common Stock”), one share of Series B Convertible Preferred Stock (“Series B Preferred Stock”) and four Series A Warrants. The shares of Common Stock, the shares of Series B Preferred Stock and the Series A Warrants that comprise the Units automatically separated on February 29, 2016.

For a description of the terms of the Series B Convertible Preferred Stock included within the Units, see “Certificate of Designation for Series B Preferred Stock” below. For a description of the terms of the Series A Warrants included within the Units, see “Series A Warrants” below.

Series A Warrants. The Series A Warrants separated from the Series B Convertible Preferred Stock and the Common Stock included within the Units as described above and are currently exercisable. The Series A Warrants will terminate on August 31, 2020. Each Series A Warrant is exercisable into one share of Common Stock at an initial cash exercise price of $4.95 per share. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the exercise price.

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

The Black Scholes Value (as defined above) as of March 11, 2016 was $4.3246, and the closing bid price of Common Stock as of March 11, 2016, was $0.18. Therefore, an exercise on that date would have resulted in the issuance of 10.06 shares of Common Stock for each Series A Warrant. Approximately 3,390,935 Series A Warrants have been exercised in cashless exercises as of March 11, 2016, resulting in the issuance of 34,053,653 shares of Common Stock. If all of the remaining 4,189,105 Series A Warrants that were issued as part of the Units sold in the Offering and part of the Units issued on August 31, 2015 were exercised pursuant to a cashless exercise and the closing bid price of our common stock as of the two trading days prior to the time of such exercise was $0.43 per share or less and the Black Scholes Value were $4.3246 (the Black Scholes Value as of March 11, 2016), then a total of approximately 76,184,359 shares of our common stock would be issued to the holders of such Series A Warrants. The potential for such dilutive exercise of the Series A Warrants may depress the price of our common stock regardless of the Company’s business performance, and could encourage short selling by market participants, especially if the trading price of our common stock begins to decrease.

The Series A Warrants will not be exercisable or exchangeable by the holder of such warrants to the extent (and only to the extent) that the holder or any of its affiliates would beneficially own in excess of 4.99% of the common stock of the Company, determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

In addition to (but not duplicative of) the adjustments to the exercise price and the number of shares of Common Stock issuable upon exercise of the Series A Warrants in the event of stock dividends, stock splits, reorganizations or similar events, the Series A Warrants provide for certain adjustments if the Company, at any time prior to the three year anniversary of the Issuance Date, (1) declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to all or substantially all of the holders of shares of Common Stock at any time after the Issuance Date, or (2) grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of shares of Common Stock.  Further, if at any time a Series A Warrant is outstanding, the Company consummates any fundamental transaction, as described in the Series A Warrants and generally including any consolidation or merger into another corporation, or the sale of all or substantially all of our assets, or other transaction in which the Common Stock is converted into or exchanged for other securities or other consideration, the holder of any Series A Warrants will thereafter receive, the securities or other consideration to which a holder or the number of shares of Common Stock then deliverable upon the exercise or exchange of such Series A Warrants would have been entitled upon such consolidation or merger or other transaction.

Unit Purchase Option. The Company, in connection with the Offering, entered into a Unit Purchase Option Agreement, dated as of August 31, 2015 (the “Unit Purchase Option”), pursuant to which the Company granted the Underwriter the right to purchase from the Company up to a number of Units equal to 5% of the Units sold in the Offering (or up to 83,333 Units) at an exercise price equal to 125% of the public offering price of the Units in the Offering, or $11.25 per Unit. The Unit Purchase Option expires on August 25, 2018.

Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into one share of Common Stock (subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events) on the six month anniversary of the Issuance Date or on the date of an Early Separation. In addition, the Series B Preferred Stock will automatically convert into shares of common stock upon the occurrence of a fundamental transaction, as described in the certificate of designations for the Series B Preferred Stock but including mergers, sales of the company’s assets, changes in control and similar transactions. The Series B Preferred Stock is not convertible by the holder of such preferred stock to the extent (and only to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the common stock of the Company. The Series B Preferred Stock has no voting rights, except for the right to approve certain amendments to the certificate of designations or similar actions. With respect to payment of dividends and distribution of assets upon liquidation or dissolution or winding up of the Company, the Series B Preferred Stock shall rank equal to the common stock of the Company. No sinking fund has been established for the retirement or redemption of the Series B Preferred Stock.

Unit Exchange. On February 4, 2014, the Company raised $2,055,000 in gross proceeds from a private placement of 20,550 shares of Series A Convertible Preferred Stock, par value $0.01, with a stated value of $100 per share (the “Series A Preferred Shares”) and warrants to purchase shares of the Company’s common stock. The Series A Preferred Shares and warrants were sold to investors pursuant to a Securities Purchase Agreement, dated as of February 4, 2014. On August 31, 2015, the Company issued a total of 228,343 Units (the “Exchange Units”) in exchange for the outstanding Series A Preferred Stock which were then cancelled pursuant to an agreement with the holders of the Series A Preferred Shares. The warrants that were issued in connection with the issuance of the Series A Preferred Shares remained outstanding; however, the warrant amounts were reduced so that the warrants are exercisable into an aggregate of 84,770 shares of the Company’s common stock. The Exchange Units were exempt from registration under Section 3(a)(9) of the Securities Act. On August 31, 2015, the Company filed a termination certificate with the Delaware Secretary of State. Following that date there were no shares of Series A Preferred Stock outstanding, and the previously authorized shares of Series A Preferred Stock resumed the status of authorized but unissued and undesignated shares of preferred stock of the Company.

Redemption of Convertible Notes. In connection with the closing of the Offering, $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium were redeemed for total payments of $1,548,792. See Note 4. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes.

Equity Incentive Plan

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

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2013	385,733	$6.75	461,920	$10.50

Issued	75,683	8.12	161,375	3.81
Expired	(7,879)	23.58	(81,851)	13.54
Exercised	(4,936)	1.76	(40,722)	8.38

Outstanding at December 31, 2014	448,601	$7.51	500,722	$7.95

Issued	354,253	2.76	7,581,722	4.95
Cancelled	(19,136)	11.73	(1,967)	11.34
Exercised	-	-	(3,000)	4.95

Outstanding at December 31, 2015	783,718	$5.33	8,077,477	$5.14

At December 31, 2015, 780,718 stock options are fully vested and currently exercisable with a weighted average exercise price of $5.29 and a weighted average remaining term of 8.17 years. There are 8,077,477 warrants that are fully vested and exercisable. Stock-based compensation recognized in 2015 and 2014 was $871,877 and $723,367, respectively. The Company has $32,682 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 2 months.

The following summarizes the status of options and warrants outstanding at December 31, 2015:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options:
$0.75	7,333	5.52
$2.63	250,481	9.81
$2.94	30,614	10.01
$3.10	59,681	9.50
$3.21	6,232	9.76
$3.45	7,245	9.25
$4.875	134	7.20
$5.25	2,031	6.69
$5.625	192,000	7.21
$5.925	23,206	7.22
$6.00	123,998	6.63
$6.50	3,845	9.01
$8.25	3,636	8.76
$9.9375	3,019	7.54
$10.50	3,238	7.54
$11.25	13,666	7.09
$12.75	67	7.36
$13.875	2,160	8.25
$71.25	40,261	8.19
$18.75	3,334	8.15
$20.25	4,940	8.01
$21.75	1,336	7.77
$23.85	1,260	7.75
Total	783,718

Warrants:
$4.95	7,577,040	4.67
$6.00	102,857	2.20
$9.00	2,666	2.07
$9.75	63,227	3.59
$11.25	203,801	2.02
$12.375	71,257	3.61
$12.38	5,557	3.85
$13.50	4,444	2.47
$14.85	23,612	2.41
$20.25	1,481	3.13
$24.375	21,535	3.10
Total	8,077,477

Stock options and warrants expire on various dates from June 2017 to December 2025.

On July 24, 2015, an amendment to the Certificate of Incorporation became effective, pursuant to which the authorized common stock was increased to 100,000,000 shares of common stock and the authorized preferred stock was increased to 20,000,000 shares.

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of December 31, 2015 by year of grant:

Stock Options:

Year	Shares	Price
2011	11,666		.75
2012	126,029	5.25	–	6.00
2013	232,756	4.875	–	23.85
2014	59,013	6.50	–	18.75
2015	354,253	2.63	–	3.45
Total	783,718	$.75	–	23.85

Warrants:

Year	Shares	Price
2012	69,801	11.25	–	15.00
2013	267,579	6.00	–	14.85
2014	161,375	12.375	–	24.375
2015	7,578,722		4.95
Total	8,077,477	$4.95	–	24.375

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

In connection with the Offering, the holders of the Convertible Notes agreed to not exercise their right to convert the Convertible Notes into shares of the Company’s common stock, in exchange for the Company’s agreement to redeem all of the outstanding Convertible Notes promptly following the consummation of the Offering at a redemption price equal to 140% of the principal amount, plus accrued and unpaid interest to the redemption date. On August 31, 2015, the closing date of the offering, the Company redeemed the remaining $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium, for a total payment of $1,548,792. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes. Each holder of the Convertible Notes agreed to the foregoing terms and entered into an Amendment to Senior Convertible Notes and Agreement with the Company. As of December 31, 2015 none of the Convertible Notes were outstanding.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Year Ended December 31,
	2015	2014
Numerator:
Net loss available in basic and diluted calculation	$(4,790,530)	$(6,833,568)

Denominator:
Weighted average common shares outstanding-basic	3,880,828	2,990,471

Effect of dilutive stock options, warrants and preferred stock (1)	-	-

Weighted average common shares outstanding-diluted	3,880,828	2,990,471

Loss per common share-basic and diluted	$(1.23)	$(2.29)

(1) The number of shares underlying options and warrants outstanding as of December 31, 2015 and December 31, 2014 are 8,861,195 and 949,323, respectively. The number of shares underlying the preferred stock as of December 31, 2015 is 1,898,010. The effect of the shares that would be issued upon exercise of such options, warrants and preferred stock has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

At December 31, 2015, the Company had approximately $ 24.7 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2016, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $ 13.4 million of gross NOLs to reduce future state taxable income at December 31, 2015, which will expire in years 2022 through 2035 if unused. The Company’s net deferred tax assets, which include the NOLs are subject to a full valuation allowance. At December 31, 2015, the federal and state valuation allowances were $ 9.6 million and $1.1 million, respectively.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014
Deferred Tax Asset:
Net Operating Loss	$10,338,000	$7,919,000
Other	359,000	1,150,000
Total Deferred Tax Asset	10,697,000	9,069,000
Less Valuation Allowance	10,697,000	9,069,000
Net Deferred Income Taxes	$—	$—

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $66,345 and $64,753 for 2015 and 2014, respectively.

The Company’s rent obligation for the next three years are as follows:

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

The inputs to the Black-Scholes model during 2009 through 2014 were as follows:

Stock price	$3.75	to	$37.50
Exercise price	$ .75	to	$24.38
Expected life (years)	2.0	to	6.5
Expected volatility		59%
Assumed dividend rate		- %
Risk-free interest rate	.13%	to	2.97%

The original valuations, annual gain (loss) and end of year valuations are shown below:

	Initial Value	Annual Gain (Loss)	Value at 12/31/09	2010 Gain (Loss)	Value at 12/31/10	2011 Gain (Loss)	Value at 12/31/2011	2012 Gain (Loss)	Value at 12/31/2012	2013 Gain (Loss)	Value at 12/31/2013	2014 Gain (Loss)	Value at 12/31/2014
January 1, 2009 adoption	$479,910	$(390,368)	$870,278	$868,772	$1,506	$(88,290)	$89,796	$(21,856)	$111,652	$100,053	$11,599	$11,599	$-
Warrants issued in quarter ended 6/30/2009	169,854	20,847	149,007	147,403	1,604	(4,689)	6,293	6,293	-	-	-	-	-
Warrants issued in quarter ended 9/30/2009	39,743	(738)	40,481	40,419	62	(1,562)	1,624	910	714	714	-	-	-
Warrants is used in quarter ended 12/31/2009	12,698	617	12,081	12,053	28	(724)	752	415	337	337	-	-	-
Subtotal	702,205		1,071,847
Warrants issued in quarter ended 3/31/2010	25,553			25,014	539	(5,570)	6,109	3,701	2,408	2,408	-	-	-
Warrants issued in quarter ended 6/30/2010	31,332			30,740	592	(6,122)	6,714	6,083	631	631	-	-	-
Warrants issued in quarter ended 9/30/2010	31,506			20,891	10,615	(44,160)	54,775	1,338	53,437	53,437	-	-	-
Total	$790,596	$(369,642)	$1,071,847	$1,145,292	$14,946	$(151,117)	$166,063	$(3,116)	$169,179	$157,580	$11,599	$11,599	$-

NOTE 9 - RELATED PARTY TRANSACTIONS

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements. Rick Koenigsberger, a director, is a holder of membership units in SOK Partners.

In connection with the sale of the Series A Preferred Shares on February 4, 2014, Joshua Kornberg, our President, Chief Executive Officer and Interim Chairman of the Board, was one of the purchasers. Mr. Kornberg purchased 19,231 Series A Preferred Shares for a purchase price of $25,000 and received warrants to purchase 52 shares of common stock.

SOK Partners, LLC (“SOK”), a 10% stockholder with Mr. Kornberg and Dr. Samuel Herschkowitz as managing partners, invested in the July 2014 offering of convertible notes and warrants. In November 2014, the convertible noteholders agreed to convert certain balances of the convertible notes in connection with the public offering of the Existing Units, in consideration of the agreement to issue certain additional shares. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – History Financing – 2014 Sales of Convertible Notes and Warrants.” In connection with the Unit Offering in August 2015, all such convertible notes were redeemed at a redemption price of 140% of the principal amount thereof, plus accrued and unpaid interest. The Company paid approximately $163,000 to SOK in redemption of its convertible note. In addition, Ricardo Koenigsberger, a former director who resigned on June 5, 2015, is a holder of membership units of SOK Partners.

In connection with the Unit Exchange that was consummated on August 31, 2015, 250 shares of Series A Convertible Stock held by Mr. Kornberg were exchanged for 2,778 Exchange Units.

NOTE 10 – RETIREMENT SAVINGS PLANS

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2014, and again in 2015, we matched 100%, of the employee’s contribution up to 4.0% of their earnings. The employer contribution was $39,916 and $37,730 in 2015 and 2014. There were no discretionary contributions to the plan in 2015 and 2014.

NOTE 11 – SUPPLEMENTAL CASH FLOW DATA

Cash payments for interest were $246,620 and $47,111 for the fiscal years ended December 31, 2015 and December 31, 2014, respectively.

NOTE 12 – SUBSEQUENT EVENTS

In January 2016 we commenced a registered offer (the “Exchange Offer”) to exchange, on a one-for-one basis, new units (the “New Units”) in exchange for the 1,895,010 outstanding units (the “Existing Units”) that were issued in the Offering and the Unit Exchange. Each New Unit, if issued, would have consisted of shares of common stock and certain warrants to purchase common stock. On March 2, 2016, we announced the termination of the Exchange Offer. None of the Existing Units were accepted for exchange in the Exchange Offer.

Schedule II

Valuation and Qualifying Accounts

(None)

