Form 10-Q
period 2016-03-31
Skyline Medical Inc.
filed 2016-05-23
CIK 1446159

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 19, 2016, the registrant had 66,159,607 shares of common stock, par value $.01 per share, outstanding.

SKYLINE MEDICAL INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
.
Current Assets:
Cash and Cash Equivalents	$1,535,792	$4,856,232
Certificates of Deposit	1,000,000	-
Marketable Securities (Note 12)	802,850	-
Accounts Receivable	52,778	38,283
Inventories	256,531	231,740
Prepaid Expense and other assets	170,889	271,579
Total Current Assets	3,818,840	5,397,834

Fixed Assets, net	137,633	139,598
Intangibles, net	94,578	94,987

Total Assets	$4,051,051	$5,632,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$791,684	$650,413
Accrued Expenses	722,989	864,295
Deferred Revenue	5,000	5,000
Total Current Liabilities	1,519,673	1,519,708

Total Liabilities	1,519,673	1,519,708
Commitments and Contingencies	-	-
Stockholders’ Equity:
Series B Convertible Preferred Stock, $.01 par value, 10,000,000 authorized, 690,527 and 1,895,010 outstanding	6,905	18,950
Common Stock, $.01 par value, 100,000,000 authorized, 53,259,529 and 5,206,428 outstanding	532,594	52,063
Additional paid-in capital	44,657,835	44,534,135
Accumulated Deficit	(42,668,806)	(40,492,437)
Accumulated Other Comprehensive Income	2,850	-
Total Stockholders' Equity	2,531,378	4,112,711

Total Liabilities and Stockholders' Equity	$4,051,051	$5,632,419

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF OPERATIONS and OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$96,905	$151,274

Cost of goods sold	85,883	95,968

Gross margin	11,022	55,306

General and administrative expense	1,688,577	(127,795)

Operations expense	390,366	21,317

Sales and marketing expense	108,448	233,957

Interest expense	-	153,622

Total Expense	2,187,391	281,101

Net loss available to common shareholders	(2,176,369)	(225,795)

Other comprehensive income
Unrealized gain from marketable securities	2,850	-

Comprehensive loss	$(2,173,519)	$(225,795)

Loss per common share - basic and diluted	$(0.12)	$(0.07)

Weighted average shares used in computation - basic and diluted	18,096,204	3,100,244

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

		Common Stock
	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total
Balance at 12/31/2014	$206	3,092,766	$30,927	$30,093,745	$(35,641,105)	-	$(5,516,227)
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Adjustment as converted to common shares at $9.75 per share		3,122	31	(31)	-		-
Reduction in escrow account per settlement agreement		(8,889)	(89)	(6,578)			(6,667)
Shares issued for a note conversion at $2.90 per share		3,447	34	9,966			10,000
Shares issued for a note conversion at $2.96 per share		6,762	68	19,932			20,000
Shares issued for a note conversion at $2.91 per share		10,313	103	29,897			30,000
Shares issued for a note conversion at $2.77 per share		12,098	120	33,358			33,478
Shares issued for a note conversion at $2.25 per share		15,552	156	34,844			35,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $9.75 per share		3,121	31	30,369	(30,401)		(1)
Shares issued for a note conversion at $2.00 per share		35,000	350	69,650			70,000
Shares issued for a note conversion at $2.27283 per share		87,997	880	199,120			200,000
Shares issued for a note conversion at $2.0179 per share		14,867	149	29,851			30,000
Shares issued for a note conversion at $1.92417 per share		12,993	130	24,870			25,000
Shares issued for a note conversion at $1.8578 per share		16,148	162	29,838			30,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $9.75 per share		3,121	31	30,371	(30,401)		1
Vesting Expense			-	871,877			871,877
Shares issued in public offering; net	16,667	1,666,667	16,667	13,027,546			13,060,880
Preferred stock conversion	2,077	228,343	2,283	(4,360)			(0)
Series A warrant exercise		3,000	30	9,870			9,900
Net loss			-	-	(4,790,530)		(4,790,530)
Balance @ 12/31/2015	$18,950	5,206,428	$52,063	$44,534,135	$(40,492,437)	-	$4,112,711
Shares issued for two options exercised at $2.63 per share		32,796	328	85,925			86,253
Shares issued for preferred stock conversion into common stock per the break-up of the Unit from the 2015 public offering	(12,045)	1,204,483	12,045				-
Shares issued for cashless warrant exercises per the break-up of the Unit from the 2015 public offering		46,815,822	468,158				468,158
Vesting Expense				37,775			37,775
Unrealized gain from marketable securities						2,850	2,850
Net loss					(2,176,369)		(2,176,369)
Balance @ 3/31/2016	$6,905	53,259,529	$532,594	$44,657,835	$(42,668,806)	$2,850	$2,531,378

See Notes to Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flow from operating activities:
Net loss	(2,176,369)	(225,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,040	19,874
Vested stock options and warrants	37,775	72,116
Equity instruments issued for management and consulting	-	(3,333)
Issuance of common stock in cashless warrant exchange	468,158	-
Amortization of debt discount	-	98,296
Loss on Sales of Equipment	145	6,736
Changes in assets and liabilities:
Accounts receivable	(14,495)	(32,484)
Inventories	(24,791)	65,978
Prepaid expense and other assets	100,690	110,725
Accounts payable	141,271	269,645
Accrued expenses	(141,306)	(453,327)
Deferred Revenue	-	66,338
Net cash used in operating activities:	(1,587,882)	(5,231)
Cash flow from investing activities:
Purchase of marketable securities	(800,000)	-
Purchase of certificates of deposit	(1,000,000)	-
Purchase of fixed assets	(17,387)	-
Purchase of intangibles	(1,424)	(7,700)
Net cash used in investing activities:	(1,818,811)	(7,700)

Cash flow from financing activities:
Issuance of common stock	86,253	-
Net cash provided by (used in) financing activities	86,253	-

Net increase (decrease) in cash	(3,320,440)	(12,931)
Cash at beginning of period	4,856,232	16,384
Cash at end of period	1,535,792	3,453
Non cash transactions:

Common stock issued to satisfy debt	-	128,478

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts presented at and for the three months ended March 31, 2016 and March 31, 2015 are unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Skyline Medical Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. As of March 31, 2016, the registrant had 53,259,529 shares of common stock, par value $.01 per share, outstanding, (adjusted for a 1-for-75 reverse stock split effective October 24, 2014.) In this Report, all numbers of shares and per share amounts, as appropriate, have been stated to reflect the reverse stock split. Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid and filters to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY® FMS products.

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

Since inception to March 31, 2016, the Company raised approximately $22,793,250 in equity, inclusive of $2,055,000 from a private placement of Series A Convertible Preferred Stock, $13,555,003 from the public offering of Units and $5,685,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

In February 2016, the FASB issued ASU No. 2016-02, “ Leases (Topic 842) ” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the timing of our adoption and the impact that the updated standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the timing of our adoption and the impact that the updated standard will have on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The standard changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial statements and disclosures.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $3,996 in the three months ended March 31, 2016 and were $917 in the three months ended March 31, 2015.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $122,161 in the three months ended March 31, 2016 and $62,662 for March 31, 2015.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13 Revenue Recognition and ASC 605-Revenue Recognition.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. The Company’s standard terms specify that shipment is FOB Skyline and the Company will, therefore, recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of the STREAMWAY FMS units as well as shipments of filters and fluids. When these conditions are satisfied, the Company recognizes gross product revenue, which is the price it charges generally to its customers for a particular product. Under the Company’s standard terms and conditions, there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer. The customer’s right of return is limited only to the Company’s standard one-year warranty whereby the Company replaces or repairs, at its option, and it would be rare that the STREAMWAY FMS unit or significant quantities of cleaning solution or filters may be returned. Additionally, since the Company buys the STREAMWAY FMS units, cleaning solution and filters from “turnkey” suppliers, the Company would have the right to replacements from the suppliers if this situation should occur.

Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Certificates of Deposit

Short-term interest bearing investments are those with maturities of less than one year but greater than three months when purchased. Certificates with maturity dates beyond one year are classified as noncurrent assets. These investments are readily convertible to cash and are stated at cost plus accrued interest, which approximates fair value.

Investment Securities

Readily marketable investments in debt and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses recorded in other comprehensive income. Unrealized gains are charged to earnings when an incline in fair value above the cost basis is determined to be other-than-temporary. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method.

Fair Value Measurements

Under generally accepted accounting principles as outlined in the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting standards ASC 820 establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing as asset or liability as follows:

Level 1 – Observable inputs such as quoted prices in active markets;

Level 2 – Inputs other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs where there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company uses observable market data, when available, in making fair value measurements. Fair value measurements are classified according to the lowest level input that is significant to the valuation.

The fair value of the Company’s investment securities were determined based on Level 1 inputs.

Receivables

Receivables are reported at the amount the Company expects to collect on balances outstanding. The Company provides for probable uncollectible amounts through charges to earnings and credits to the valuation based on management’s assessment of the current status of individual accounts, changes to the valuation allowance have not been material to the financial statements.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	March 31, 2016	December 31, 2015

Finished goods	$74,129	$30,237
Raw materials	144,045	162,623
Work-In-Process	38,357	38,880
Total	$256,531	$231,740

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		5
Manufacturing tooling	3	-	7
Demo Equipment		3

The Company’s investment in Fixed Assets consists of the following:

	March 31, 2016	December 31, 2015
Computers and office equipment	$165,957	$153,553
Leasehold improvements	25,635	23,874
Manufacturing tooling	99,763	97,288
Demo Equipment	8,962	8,962
Total	300,317	283,677
Less: Accumulated depreciation	162,684	144,079
Total Fixed Assets, Net	$137,633	$139,598

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets consist of trademarks and patent costs. Amortization expense was $1,832 in the three months ended March 31, 2016, and was $1,444 in the three months ended March 31, 2015. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified.

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

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has a credit risk concentration as a result of depositing $914,391 of funds in excess of insurance limits in a single bank.

Product Warranty Costs

In the three months ending March 31, 2016, the Company incurred approximately $29,889 in current warranty costs and incurred $10,509 in warranty costs for the three months ending March 31, 2015.

Segments

The Company operates in one segment for the sale of its medical device and consumable products. Substantially all of the Company’s assets, revenues, and expenses for the three months ending March 31, 2016 and for 2015 in entirety were located at or derived from operations in the United States. There were no revenues from sales outside of the United States.

Risks and Uncertainties

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the FDA and other governmental agencies.

Interim Financial Statements

The Company has prepared the unaudited interim financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the interim periods. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto contained in the Form 10-K filed with the SEC on March 16, 2016. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to May 5, 2016 65,316,385 shares of common stock have been issued between par value and $125.25. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services, customer acceptance and sales and marketing strategies.

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

For a description of the terms of the Series B Convertible Preferred Stock included within the Units, see “Series B Preferred Stock” below. For a description of the terms of the Series A Warrants included within the Units, see “Series A Warrants” below.

Series A Warrants. The Series A Warrants separated from the Series B Convertible Preferred Stock and the Common Stock included within the Units as described above and are currently exercisable. The Series A Warrants terminate on August 31, 2020. Each Series A Warrant is exercisable into one share of Common Stock at an initial cash exercise price of $4.95 per share. The cash exercise price and number of shares of common stock issuable upon cash exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the exercise price.

Holders may exercise Series A Warrants by paying the exercise price in cash or, in lieu of payment of the exercise price in cash, by electing to receive a number of shares of Common Stock equal to the Black-Scholes Value (as defined below) based upon the number of shares the holder elects to exercise. The number of shares of Common Stock to be delivered will be determined according to the following formula, referred to as the “Cashless Exercise.”

Total Shares = (A x B) / C

Where:

•	Total Shares is the number of shares of Common Stock to be issued upon a Cashless Exercise.
•	A is the total number of shares with respect to which the Series A Warrant is then being exercised.
•	B is the Black-Scholes Value (as defined below).
•	C is the closing bid price of the Common Stock as of two trading days prior to the time of such exercise, provided that in no event may “C” be less than $0.43 per share (subject to appropriate adjustment in the event of stock dividends, stock splits or similar events affecting the Common Stock).

The Black-Scholes Value (as defined above) as of March 31, 2016 was $4.3217, and the closing bid price of Common Stock as of March 31, 2016, was $0.20. Therefore, an exercise on that date would have resulted in the issuance of 10.05 shares of Common Stock for each Series A Warrant. Approximately 4,746,405 Series A Warrants have been exercised in cashless exercises as of March 31, 2016, resulting in the issuance of 47,682,012 shares of Common Stock. If all of the remaining 2,833,635 Series A Warrants that were issued as part of the Units sold in the Offering and part of the Units issued on August 31, 2015 were exercised pursuant to a cashless exercise and the closing bid price of our common stock as of the two trading days prior to the time of such exercise was $0.43 per share or less and the Black-Scholes Value were $4.3217 (the Black-Scholes Value as of March 31, 2016), then a total of an additional approximately 28,478,031 shares of our common stock would be issued to the holders of such Series A Warrants.

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

Unit Purchase Option. The Company, in connection with the Offering, entered into a Unit Purchase Option Agreement, dated as of August 31, 2015 (the “Unit Purchase Option”), pursuant to which the Company granted the Underwriter the right to purchase from the Company up to a number of Units equal to 5% of the Units sold in the Offering (or up to 83,333 Units) or the component securities of such Units at an exercise price equal to 125% of the public offering price of the Units in the Offering, or $11.25 per Unit. The Unit Purchase Option expires on August 25, 2018.

Series B Preferred Stock. Each share of Series B Preferred Stock became convertible into one share of Common Stock (subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events) February 29, 2016. In addition, the Series B Preferred Stock will automatically convert into shares of common stock upon the occurrence of a fundamental transaction, as described in the certificate of designations for the Series B Preferred Stock but including mergers, sales of the company’s assets, changes in control and similar transactions. The Series B Preferred Stock is not convertible by the holder of such preferred stock to the extent (and only to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the common stock of the Company. The Series B Preferred Stock has no voting rights, except for the right to approve certain amendments to the certificate of designations or similar actions. With respect to payment of dividends and distribution of assets upon liquidation or dissolution or winding up of the Company, the Series B Preferred Stock shall rank equal to the common stock of the Company. No sinking fund has been established for the retirement or redemption of the Series B Preferred Stock.

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

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2014	448,601	$7.51	500,722	$7.95

Issued	354,253	2.76	7,581,722	4.95
Expired	(19,136)	11.73	(1,967)	11.34
Exercised	-	-	(3,000)	4.95

Outstanding at December 31, 2015	783,718	$5.33	8,077,477	$5.14

Issued	117,648	0.17	-	-
Expired	-	-	-	-
Exercised	(32,796)	2.63	(4,746,405)	4.95

Outstanding at March 31, 2016	868,570	$4.73	3,331,072	$5.27

At March 31, 2016, 868,570 stock options are fully vested and currently exercisable with a weighted average exercise price of $4.73 and a weighted average remaining term of 8.28 years. All warrants are fully vested and exercisable. Stock-based compensation recognized for the three months ending March 2016 and March 2015 was $37,775 and $72,116, respectively. The Company has $0 of unrecognized compensation expense related to non-vested stock.

The following summarizes the status of options and warrants outstanding at March 31, 2016:

Range of Prices	Shares	Weighted Remaining Life
Options
$0.17	117,648	10.00
$0.75	7,333	5.27
$2.63	217,685	9.56
$2.94	30,614	9.76
$3.10	59,681	9.25
$3.21	6,232	9.51
$3.45	7,245	9.01
$4.875	134	6.95
$5.25	2,031	6.44
$5.625	192,000	6.96
$5.925	23,206	6.97
$6.00	123,998	6.38
$6.50	3,845	8.76
$8.25	3,636	8.51
$9.9375	3,019	7.29
$10.50	3,238	7.29
$11.25	13,666	6.85
$12.75	67	7.11
$13.875	2,160	8.01
$17.25	40,261	7.94
$18.75	3,334	7.90
$20.25	4,940	7.76
$21.75	1,336	7.52
$23.850	1,260	7.50

	868,570
Warrants
$3.75	56,381	1.95
$4.95	2,830,627	4.42
$6.00	102,857	1.95
$9.00	2,666	1.82
$9.75	63,232	3.35
$11.25	147,420	1.70
$12.375	71,257	3.36
$12.38	5,557	3.61
$13.50	4,444	2.22
$14.850	23,612	2.16
$20.25	1,481	2.88
$24.375	21,538	2.85
	3,331,072

Stock options and warrants expire on various dates from June 2017 to March 2026.

On July 24, 2015, an amendment to the Certificate of Incorporation became effective, pursuant to which the authorized common stock was increased to 100,000,000 shares of common stock and the authorized preferred stock was increased to 20,000,000 shares.

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of March 31, 2016 by year of grant:

Stock Options:
Year	Shares	Price
2011	11,666	$0.75	-	11.20
2012	126,029	5.25	-	6.00
2013	232,756	4.875	-	23.85
2014	59,013	6.50	-	18.75
2015	321,458	2.63	-	3.45
2016	117,648		0.17
Total	868,570	$0.17	-	23.85

Warrants:
Year	Shares	Price
2012	69,801		11.25
2013	267,579	3.75	-	14.85
2014	161,375	9.75	-	24.375
2015	2,832,317	$4.95	-	9.75
Total	3,331,072	$3.75	-	24.375

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

In connection with the Offering, the holders of the Convertible Notes agreed to not exercise their right to convert the Convertible Notes into shares of the Company’s common stock, in exchange for the Company’s agreement to redeem all of the outstanding Convertible Notes promptly following the consummation of the Offering at a redemption price equal to 140% of the principal amount, plus accrued and unpaid interest to the redemption date. On August 31, 2015, the closing date of the offering, the Company redeemed the remaining $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium, for a total payment of $1,548,792. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes. Each holder of the Convertible Notes agreed to the foregoing terms and entered into an Amendment to Senior Convertible Notes and Agreement with the Company. As of March 31, 2016 none of the Convertible Notes were outstanding.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss available in basic and diluted calculation	$(2,176,369)	$(225,795)
Other comprehensive income:
Unrealized gain from marketable securities	2,850	-
Comprehensive (loss)	(2,173,519)	(225,795)
Denominator:
Weighted average common shares outstanding-basic	18,096,204	3,100,244

Effect of diluted stock options, warrants and preferred stock (1)	-	-

Weighted average common shares outstanding-basic	18,096,204	3,100,244

Loss per common share-basic and diluted	$(0.12)	$(0.07)

(1) The number of shares underlying options and warrants outstanding as of March 31, 2016 and March 31, 2015 are 4,199,642 and 949,955 respectively. The number of shares underlying the preferred stock as of March 31, 2016 is 690,527. The effect of the shares that would be issued upon exercise of such options, warrants and preferred stock has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

NOTE 6 – INCOME TAXES

Availability and Utilization of Net Operating Losses

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

During the first quarter of 2016, the Company likely had another ownership change that could further limit the Company’s ability to fully utilize its NOLs; however, the determination of the annual limitation has not yet been made.

Income Taxes

At December 31, 2015, the Company had approximately $24.7 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2016, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $13.4 million of gross NOLs to reduce future state taxable income at December 31, 2015, which will expire in years 2022 through 2036 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2015, the federal and state valuation allowances were $9.6 million and $1.1million, respectively.

At March 31, 2016, the Company had approximately $26.5 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2016, subject to the Section 382 limitations described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $14.1 million of gross NOLs to reduce future state taxable income at March 31, 2016, which will expire in years 2022 through 2036 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At March 31, 2016, the federal and state valuation allowances were $10.2 million and $1.1million, respectively.

The components of deferred income taxes at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015

Deferred Tax Asset:
Net Operating Loss	$11,089,000	$10,338,000
Other	236,000	359,000
Total Deferred Tax Asset	11,325,000	10,697,000
Less Valuation Allowance	11,325,000	10,697,000
Net Deferred Income Taxes	$—	$—

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $16,750 and $18,433 for the three months ended March 31, 2016 and March 31, 2015 respectively.

The Company’s rent obligation for the next three years is as follows:

2016	$28,500
2017	$39,000
2018	$3,600

NOTE 8 – RELATED PARTY TRANSACTIONS

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements.

In connection with the sale of the Series A Preferred Shares on February 4, 2014, Josh Kornberg, our President, CEO and Interim Chairman of the Board, was one of the Purchasers. Mr. Kornberg purchased 19,231 Preferred Shares for a purchase price of $25,000 and received warrants to purchase 52 shares of common stock.

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

NOTE 9 – RETIREMENT SAVINGS PLAN

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2016 and 2015, we matched 100%, of the employee’s contribution up to 4% of their earnings. The employer contribution was $11,117 and $8,062 for the three months ending March 31, 2016 and March 31, 2015, respectively.

NOTE 10 – SUPPLEMENTAL CASH FLOW DATA

Cash payments for interest were $0 for the three months ended March 31, 2016 and $9,661 for the three months ended March 31, 2015.

NOTE 11 – SUBSEQUENT EVENTS

On March 25, 2016, the Company commenced a registered exchange offer (the “Exchange Offer”) to exchange Series B Warrants (the “Series B Warrants”) to purchase shares of our common stock, par value $0.01 per share (the “Warrant Shares”), for up to an aggregate of 3,157,186 outstanding Series A Warrants (the “Series A Warrants”). On March 31, 2016, each Series A Warrant could be exercised on a cashless basis for 10.05 shares of common stock. Each Series B Warrant may be exercised on a cashless basis for one share of common stock.

For each outstanding Series A Warrant tendered by holders, we offered to issue 10.2 Series B Warrants, which are subject to cashless exercise at a fixed rate of one share of common stock per Series B Warrant (subject to further adjustment for stock splits, etc.).

The Exchange Offer expired at midnight, Eastern time, on April 21, 2016. 1,770,556 Series A Warrants were tendered by holders. The Company delivered an aggregate of 18,059,671 Series B Warrants pursuant to the terms of the Exchange Offer.

In addition, between March 31, 2016 and April 21, 2016 1,040,373 Series A Warrants were exercised in cashless exercises, resulting in the issuance of 10,454,136 shares of common stock.

NOTE 12 – INVESTMENT SECURITIES AND OTHER COMPREHENSIVE INCOME/(LOSS)

The cost and fair values of investment securities available-for-sale at March 31, 2016 were as follows:

	March 31, 2016
Description	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Funds	$800,000	$2,850	$-	$802,850

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in Minnesota in April 2002 under the name BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. We are a development stage company manufacturing an environmentally conscientious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care.  Since our inception in 2002, we have invested significant resources into product development.  We believe that our success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to our wall-mounted Fluid Management System (“FMS”) and use of our proprietary cleaning fluid and filter.

We currently have one regional sales manager to sell the STREAMWAY FMS. In 2014 we signed a contract with an independent distributor covering New York and surrounding areas as well as, three other independent contracting groups handling parts of the Midwest, the Southeast and Oklahoma. In 2016 we signed a contract with a large independent distributor covering Georgia and South Carolina.

Since inception, we have been unprofitable. We incurred net losses of approximately $2.0 million and $.2 million for the quarters ended March 31, 2016, and March 31, 2015, respectively. As of March 31, 2016 and March 31, 2015, we had an accumulated deficit of approximately $42.5 million and $40.5 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY FMS system and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

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

We expect the revenue for STREAMWAY FMS units to increase significantly at such time as the hospitals approve the use of the units for their applications and place orders for billable units. We also expect an increase in trial based units. Trial basis units are either installed in or hung on the hospital room wall. The unit is connected to the hospital plumbing and sewer systems, as well as, the hospital vacuum system. The unit remains on the customer site for 2 – 4 weeks, as contracted, at no cost to the customer. However, the customer does purchase the disposable products (cleaning fluid and filters) necessary to effectively operate the units. Once the trial period has expired the unit is either returned to the Company or purchased by the customer. If purchased, at that time, the Company invoices the customer based upon a contracted price negotiated prior to the trial.

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

Results of Operations

Revenue. The Company recognized $97,000 of revenue in the three months ended March 31, 2016 compared to $151,000 in revenue in the three months ended March 31, 2015, a reduction of 35%. There were no sales of STREAMWAY units in the 2016 period, as sales efforts were curtailed in late 2015 due to our concentrated efforts on customer management. The ramp up in our sales efforts following our public offering have not yet resulted in sales of units.

Cost of sales. Cost of sales in the three months ended March 31, 2016 was $86,000 and $96,000 in the three months ended March 31, 2015. The gross profit margin was approximately 11% in the three months ended March 31, 2016, compared to 37% in the prior year. Our margins were reduced in the first quarter as we replaced many of our STREAMWAY units for the new iteration units at no charge to our customers. Our margins still vary as our initial production of the STREAMWAY has been released for sale. We expect our margins to increase over the remainder of the year as our manufacturing production becomes more consistent, and as increased sales allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution. Over the next several quarters, we expect increases in revenues to exceed increases in costs related to increasing manufacturing and sales capabilities.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses increased by $1,816,000 from the three months ended March 31, 2016 compared to March 31, 2015. The increase in the three month period was primarily due to $741,000 in bonus differential attributable to G&A. The differential resulted from $650,000 in prior year bonuses waived by officers in 2015, in addition to $91,000 in bonus compensation expense in 2016 resulting from option exercises. There was also a payroll tax differential of $100,000 due to waiver of bonuses in the 2015 period. In addition, investor relations increased by $155,000 in the 2016 period due to two registered exchange offers in the 2016 period. Also, as a result the separation of the Units in February 2016, allowing the Series A Warrants to be exercised on a cashless basis our investor stock compensation expense rose by $459,000; in accordance with the exchange offers our professional fees increased by $364,000 predominantly as legal fees; and, in our efforts to recruit a Vice President of Sales we had an additional 2016 expense of $70,000. There was a $70,000 offset due to a reduction in tax penalties and interest as we have met our tax obligations from prior years.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased by $369,000 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in expense in the 2016 first quarter is primarily due to $249,000 in bonus differential attributable to operations. The differential resulted from $151,000 in bonuses waived by officers in 2015, in addition to $98,000 in bonus compensation expense resulting from option exercises in 2016. Also, due to the addition of two positions 2016 payroll and payroll taxes increased by $34,000; research and development increased by $60,000 as the Company derived a new iteration of the product that eliminated bugs and enhanced performance; and, miscellaneous expenses increased by $14,000 mostly due to obsolete parts resulting from our research and development progress.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses decreased by $126,000 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decreases were because of reductions to our sales staff resulting in $105,000 less in payroll, taxes and benefits; reduced commission of $10,000 because of less sales; and, there were no sales bonuses in 2016 which was $28,000 less than in 2015. Sales consultants were added in 2016 in an effort to expand our group purchasing organization and distributor business causing a $34,000 offset to the first quarter reductions.

Interest expense. Interest decreased to zero in the three months ended March 31, 2016 compared to $154,000 in the three months ended March 31, 2015, as there was no outstanding debt in the 2016 period.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $1,587,882 for the three months ended March 31, 2016 compared with net cash used of $5,231 for the 2015 period. The $1,583,000 increase in cash used in operating activities was primarily due to the increased net loss in 2016, partially offset by a decrease to accrued liabilities accounts, increases in inventory through decreased sales, and another offset due to a reduction in prepaid expenses.

Cash flows used in investing activities was $1,818,811 for the three months ended March 31, 2016 and $7,700 for the three months ended March 31, 2015. The Company invested in marketable securities and certificates of deposits. There was a moderate increase to purchases in fixed assets and minimal fees related to patents.

Net cash provided by financing activities was $86,253 for the three months ended March 31, 2016 compared to net cash provided of $0 for the three months ended March 31, 2015. The Chief Operating Officer and Chief Financial Officer exercised options.

Capital Resources

We had a cash balance of $1,535,792 as of March 31, 2016. Since our inception, we have incurred significant losses. As of March 31, 2016, we had an accumulated deficit of approximately $42,669,000.

From inception to March 31, 2016, our operations have been funded through a bank loan and private convertible debt of approximately $5,435,000 and equity investments totaling approximately $22,793,000.

In the first quarter of 2016, we recognized $97,000 in revenues. Our product sales since the end of the first quarter have resulted in approximately $20,000 in revenues.

Plan of Financing; Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $42.7 million as of March 31, 2016. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding) and a qualified public offering raising a net $13,555,003, after deducting underwriting discounts, commissions and expenses. We currently have no outstanding bank debt and no secured indebtedness.

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the first three quarters of 2016.

We had revenues of $97,000 in 2016, but we had negative operating cash flows of $1.6 million. In August 2015, we received proceeds of $13.5 million, after deducting underwriting discounts, commissions and expenses, as a result of our public offering. During the first quarter 2016 and the remainder of 2015, we paid $10.2 million in cash to cover accrued debts and obligations, most of which were required to be paid upon completion of the offering or were considered past due. Additionally, we have covered our monthly operating expenses, research and development costs and expanded effort in sales and marketing including the search for a Vice President of Sales. Our cash balance was $1.5 million as of March 31, 2016, and our accounts payable and accrued expenses were an aggregate $1.4 million. We are currently incurring negative operating cash flows of approximately $500,000 per month predominantly for legal and professional fees associated with our recent tender offers. We expect our monthly negative cash flow to reduce to approximately $300,000 beginning in May 2016. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

As of March 31, 2016, the Company had no debt. We will require additional funding to finance operating expenses and to invest in our sales organization and new product development and to enter the international marketplace. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

As a result of the above factors, our independent registered public accounting firm has indicated in their audit opinion, contained in our financial statements included in this annual report on Form 10-K, that they have serious doubts about our ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern.

Terminated Exchange Offer for Units

In January 2016 we commenced a registered offer (the “Unit Exchange Offer”) to exchange, on a one-for-one basis, new units in exchange for the 1,895,010 outstanding units (the “Units”) that were issued in our August 2015 public offering and a concurrent issuance of Units in exchange for previously outstanding Series A Preferred Stock. Each new unit, if issued, would have consisted of shares of common stock and certain warrants to purchase common stock. On March 2, 2016, we announced the termination of the Exchange Offer. None of the Units were accepted for exchange in the Unit Exchange Offer.

Exchange Offer for Series A Warrants

On March 25, 2016, the Company commenced a registered exchange offer (the “Exchange Offer”) to exchange Series B Warrants (the “Series B Warrants”) to purchase shares of our common stock, par value $0.01 per share (the “Warrant Shares”), for up to an aggregate of 3,157,186 outstanding Series A Warrants (the “Series A Warrants”). On March 31, 2016, each Series A Warrant could be exercised on a cashless basis for 10.05 shares of common stock.

For each outstanding Series A Warrant tendered by holders, we offered to issue 10.2 Series B Warrants, which are subject to cashless exercise at a fixed rate of one share of common stock per Series B Warrant (subject to further adjustment for stock splits, etc.).

The Exchange Offer expired at midnight, Eastern time, on April 21, 2016. 1,770,556, Series A Warrants to purchase 18,059,671 shares of the Company’s common stock were tendered by holders of Series A Warrants. On April 25, 2016, the Company delivered an aggregate of 18,059,671 Series B Warrants pursuant to the terms of the Exchange Offer.

Additional Exercise of Warrants

In addition, between March 31, 2016 and April 21, 2016, 1,040,373 Series A Warrants were exercised in cashless exercises, resulting in the issuance of 10,454,136 shares of common stock.

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

All statements other than statements of historical facts, included in this report regarding the Company’s growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will”, “may”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. The Company does not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although Skyline believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable the Company cannot assure potential investors that these plans, intentions or expectations will be achieved. The Company discloses important factors that could cause the Company’s actual results to differ materially from its expectations in the “Risk Factors” section and elsewhere our Annual Report on Form 10-K for the year ended December 31, 2015. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

In addition to the other information set forth in the Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 with the exception of the amendment and replacement of the first risk factor below.

 We will require additional financing to finance operating expenses and fulfill our business plan. Such financing will be dilutive. Our independent public accounting firm has indicated in their audit opinion, contained in our financial statements, that they have serious doubts about our ability to remain a going concern.

We had revenues of $97,000 in the first quarter ended March 31, 2016, but we had negative operating cash flows of $1.6 million in the quarter. In August 2015, we received proceeds of $13.5 million, after deducting underwriting discounts, commissions and expenses, as a result of our public offering. During the first quarter 2016 and the remainder of 2015, we paid $10.2 million in cash to cover accrued debts and obligations, most of which were required to be paid upon completion of the offering or were considered past due. Additionally, we have covered our monthly operating expenses, research and development costs and expanded effort in sales and marketing including the search for a Vice President of Sales. Our cash balance was $1.5 million as of March 31, 2016, and our accounts payable and accrued expenses were an aggregate $1.4 million. We are currently incurring negative operating cash flows of approximately $500,000 per month predominantly for legal and professional fees associated with our recent tender offers. We expect our monthly negative cash flow to reduce to approximately $300,000 beginning in May 2016. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

As of March 31, 2016, the Company had no debt. We will require additional funding to finance operating expenses and to invest in our sales organization and new product development and to enter the international marketplace. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

As a result of the above factors, our independent registered public accounting firm has indicated in their audit opinion, contained in our financial statements included in our annual report on Form 10-K filed on March 16, 2016, that they have serious doubts about our ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

On May 11, 2016, we announced that Josh Kornberg is no longer our chief executive officer, effective May 5, 2016, and that Carl Schwartz, a director was appointed as interim chief executive officer.

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE MEDICAL INC.

Date: May 23, 2016	By:	/s/ Carl Schwartz
Carl Schwartz
Interim Chief Executive Officer

Date: May 23, 2016	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

SKYLINE MEDICAL INC.

Form 10-Q

The quarterly period ended March 31, 2016

Exhibit No.	Description

3.1	Amended and restated bylaws (as of January 22, 2016) (filed on January 27, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference).

4.1	Form of New Warrant Agency Agreement by and between Skyline Medical Inc. and Form of Warrant Certificate for Series B Warrant (filed on March 24, 2016, as an exhibit to our Registration Statement on Form S-4 (File No. 333-210398) and incorporated herein by reference).

4.2	Form of Series B Warrant Certificate (included as part of Exhibit 4.1).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.