Form 10-Q
period 2016-06-30
Skyline Medical Inc.
filed 2016-08-12
CIK 1446159

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 3, 2016, the registrant had 81,804,903 shares of common stock, par value $.01 per share, outstanding.

SKYLINE MEDICAL INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015

Current Assets:
Cash and Cash Equivalents	$583,044	$4,856,232
Certificates of Deposit	701,243	-
Marketable Securities (Note 12)	855,878	-
Accounts Receivable	23,566	38,283
Inventories	292,160	231,740
Prepaid Expense and other assets	221,187	271,579
Total Current Assets	2,677,078	5,397,834

Fixed Assets, net	121,469	139,598
Intangibles, net	96,130	94,987

Total Assets	$2,894,677	$5,632,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$750,473	$650,413
Accrued Expenses	798,921	864,295
Deferred Revenue	5,000	5,000
Total Current Liabilities	1,554,394	1,519,708

Accrued Expenses	555,104	-
Total Liabilities	2,109,498	1,519,708
Commitments and Contingencies	-	-
Stockholders’ Equity:
Series B Convertible Preferred Stock, $.01 par value, 20,000,000 authorized, 80,624 and 1,895,010 outstanding	806	18,950
Common Stock, $.01 par value, 100,000,000 authorized, 77,698,393 and 5,206,428 outstanding	776,983	52,063
Additional paid-in capital	45,231,599	44,534,135
Accumulated Deficit	(45,230,087)	(40,492,437)
Accumulated Other Comprehensive Income	5,878	-
Total Stockholders' Equity	785,179	4,112,711

Total Liabilities and Stockholders' Equity	$2,894,677	$5,632,419

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$85,422	$234,012	$182,326	$385,286

Cost of goods sold	36,766	83,566	122,649	179,534

Gross Margin	48,656	150,446	59,677	205,752

General and administrative expense	2,262,481	856,219	3,951,057	728,424

Operations expense	244,840	151,313	635,206	172,630

Sales and marketing expense	102,616	139,026	211,064	372,983

Interest expense	-	189,215	-	342,837

Total expense	2,609,937	1,335,773	4,797,327	1,616,874

Net loss available to common shareholders	(2,561,281)	(1,185,327)	(4,737,650)	(1,411,122)

Other comprehensive income
Unrealized gain from marketable securities	3,028	-	5,878	-

Comprehensive loss	$(2,558,253)	$(1,185,327)	$(4,731,772)	$(1,411,122)

Loss per common share - basic and diluted	$(0.04)	$(0.36)	$(0.11)	$(0.44)

Weighted average shares used in computation - basic and diluted	67,380,076	3,263,356	42,738,140	3,182,706

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

		Common Stock
	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total
Balance at 12/31/2014	$206	3,092,766	$30,927	$30,093,745	$(35,641,105)	-	$(5,516,227)
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Adjustment as converted to common shares at $9.75 per share		3,122	31	(31)	-		-
Reduction in escrow account per settlement agreement		(8,889)	(89)	(6,578)			(6,667)
Shares issued for a note conversion at $2.90 per share		3,447	34	9,966			10,000
Shares issued for a note conversion at $2.96 per share		6,762	68	19,932			20,000
Shares issued for a note conversion at $2.91 per share		10,313	103	29,897			30,000
Shares issued for a note conversion at $2.77 per share		12,098	120	33,358			33,478
Shares issued for a note conversion at $2.25 per share		15,552	156	34,844			35,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $9.75 per share		3,121	31	30,369	(30,401)		(1)
Shares issued for a note conversion at $2.00 per share		35,000	350	69,650			70,000
Shares issued for a note conversion at $2.27283 per share		87,997	880	199,120			200,000
Shares issued for a note conversion at $2.0179 per share		14,867	149	29,851			30,000
Shares issued for a note conversion at $1.92417 per share		12,993	130	24,870			25,000
Shares issued for a note conversion at $1.8578 per share		16,148	162	29,838			30,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $9.75 per share		3,121	31	30,371	(30,401)		1
Vesting Expense			-	871,877			871,877
Shares issued in public offering; net	16,667	1,666,667	16,667	13,027,546			13,060,880
Preferred stock conversion	2,077	228,343	2,283	(4,360)			(0)
Series A warrant exercise		3,000	30	9,870			9,900
Net loss			-	-	(4,790,530)		(4,790,530)
Balance @ 12/31/2015	$18,950	5,206,428	$52,063	$44,534,135	$(40,492,437)	-	$4,112,711
Shares issued for two options exercised at $2.63 per share		32,796	328	85,925			86,253
Shares issued for preferred stock conversion into common stock per the break-up of the Unit from the 2015 public offering	(18,144)	1,658,527	16,585	1,559			-
Shares issued for cashless Series A warrant exercises per the break-up of the Unit from the 2015 public offering		57,903,236	579,032				579,032
Shares issued for cashless Series B warrant exercises per the tender offer exchange		8,997,542	89,975				89,975
Shares issued at $0.15 per share, to an investment banker per contractual agreement		3,399,864	33,999	475,981			509,980
Shares issued at $0.18 per share, to former CEO per severance agreement		500,000	5,000	85,351			90,351
Vesting Expense				48,649			48,649
Unrealized gain from marketable securities						5,878	5,878
Net loss					(4,737,650)		(4,737,650)
Balance @ 6/30/2016	$806	77,698,393	$776,983	$45,231,599	$(45,230,087)	$5,878	$785,179

See Notes to Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flow from operating activities:
Net loss	$(4,737,650)	$(1,411,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,130	39,021
Vested stock options and warrants	48,649	302,981
Equity instruments issued for management and consulting	600,331	(3,333)
Issuance of common stock in cashless warrant exchange	669,007	-
Amortization of debt discount	-	219,097
Penalty on debt provision	-	10,031
Loss on Sales of Equipment	(1,562)	13,102
Changes in assets and liabilities:
Accounts receivable	14,717	41,694
Inventories	(60,420)	109,699
Prepaid expense and other assets	50,392	(12,576)
Accounts payable	100,060	279,669
Accrued expenses	489,730	193,781
Deferred Revenue	-	3,375
Net cash used in operating activities:	$(2,784,616)	$(214,581)
Cash flow from investing activities:
Purchase of marketable securities	(850,000)	-
Purchase of certificates of deposit	(1,000,000)
Redemption of certificates of deposit	298,757
Purchase of fixed assets	(18,729)	-
Purchase of intangibles	(4,853)	(7,700)
Net cash used in investing activities	$(1,574,825)	$(7,700)
Cash flow from financing activities:
Proceeds from long-term and convertible debt	-	250,000
Issuance of common stock	86,253	-
Net cash provided by (used in) financing activities	$86,253	$250,000
Net increase (decrease) in cash	(4,273,188)	27,719
Cash and cash equivalents at beginning of period	4,856,232	16,384
Cash and cash equivalents at end of period	$583,044	$44,103
Non cash transactions:

Common stock issued for accrued interest/bonus	-	-
Common stock issued to satisfy debt	-	483,478

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts presented at and for the three and six months ended June, 2016 and June, 2015 are unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Skyline Medical Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. As of June 30, 2016, the registrant had 77,698,393 shares of common stock, par value $.01 per share, outstanding. Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid and filters to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY® FMS products.

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

Since inception to June 30, 2016, the Company raised approximately $22,325,091 in equity, inclusive of $2,055,000 from a private placement of Series A Convertible Preferred Stock, $13,555,003 from the public offering of Units and $5,685,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842 ” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the timing of our adoption and the impact that the updated standard will have on our consolidated financial statements.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $42,665 and $46,662 in the three and six months ended June 30, 2016 and were $500 and $1,417 in the three and six months ended June 30, 2015.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $100,234 and $222,395 in the three and six months ended June 30, 2016 and were $58,285 and $120,947 in the three and six months ended June 30, 2015.

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

Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximate fair value.

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

Fair Value Measurements

Under generally accepted accounting principles as outlined in the Financial Accounting Standards Board’s Accounting Standards Certification (ASC) 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting standards ASC 820 establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing as asset or liability as follows:

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	June 30,	December 31,
	2016	2015

Finished goods	$69,504	$30,237
Raw materials	151,108	162,623
Work-In-Process	71,548	38,880
Total	$292,160	$231,740

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		5
Manufacturing tooling	3	-	7
Demo Equipment		3

The Company’s investment in Fixed Assets consists of the following:

	June 30, 2016	December 31, 2015
Computers and office equipment	$166,025	$153,553
Leasehold improvements	25,635	23,874
Manufacturing tooling	101,104	97,288
Demo Equipment	8,962	8,962
Total	301,726	283,677
Less: Accumulated depreciation	180,257	144,079
Total Fixed Assets, Net	$121,469	$139,598

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets consist of trademarks and patent costs. Amortization expense was $1,878 and $3,710 in the three and six months ended June 30, 2016, and was $1,444 and $2,888 in the three and six months ended June 30, 2015. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified.

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

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has a credit risk concentration as a result of depositing $440,655 of funds in excess of insurance limits in a single bank.

Product Warranty Costs

In the three and six months ending June 30, 2016 the incurred approximately $1,092 and $30,981 in current warranty costs and incurred $17,095 and $27,604 in warranty costs for the three and six months ending June 30, 2015.

Segments

The Company operates in one segment for the sale of its medical device and consumable products. Substantially all of the Company’s assets, revenues and expenses for the three and six months ending June 30, 2016 and for 2015 in entirety were located at or derived from operations in the United States. There were no revenue from sales outside of the United States. The Company has recently attained its ISO 13485 certification and is applying to sell our products in Canada.

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

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to August 3, 2016, 81,804,903 shares of common stock have been issued between par value and $125.25. Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services, customer acceptance and sales and marketing strategies.

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

Holders may exercise Series A Warrants by paying the exercise price in cash or, in lieu of payment of the exercise price in cash, by electing to receive a number of shares of Common Stock equal to the Black-Scholes Value (as defined below) based upon the number of shares the holder elects to exercise. The number of shares of Common Stock to be delivered according to the following formula, referred to as the “Cashless Exercise.”

Total Shares = (A x B)/C

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

The Black-Scholes Value (as defined above) as of June 30, 2016 was $4.301, and the closing bid price of Common Stock as of June 30, 2016, was $0.15. Therefore, an exercise on that date would have resulted in the issuance of 10.00 shares of Common Stock for each Series A Warrant. Approximately 6,077,778 Series A Warrants have been exercised in cashless exercises as of June 30, 2016, resulting in the issuance of 61,060,711 shares of Common Stock. If all of the remaining 27,051 Series A Warrants that were issued as part of the Units sold in the Offering and part of the Units issued on August 31, 2015 were exercised pursuant to a cashless exercise and the closing bid price of our common stock as of the two trading days prior to the time of such exercise was $0.43 per share or less and the Black-Scholes Value were $4.301 (the Black-Scholes Value as of June 30, 2016), then a total of an additional approximately 270,510 shares of our common stock would be issued to the holders of such Series A Warrants.

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

Series B Preferred Stock. Each share of Series B Preferred Stock became convertible into one share of Common Stock (subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events) as of February 29, 2016. In addition, the Series B Preferred Stock will automatically convert into shares of common stock upon the occurrence of a fundamental transaction, as described in the certificate of designations for the Series B Preferred Stock but including mergers, shares of the company’s assets, changes in control and similar transactions. The Series B Preferred Stock is not convertible by the holder of such preferred stock to the extent (and only to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the common stock of the Company. The Series B Preferred Stock has no voting rights, except for the right to approve certain amendments to the certificate of designations or similar actions. With respect to payment of dividends and distribution of assets upon liquidation or dissolution or winding up of the Company, the Series B Preferred Stock shall rank equal to the common stock of the Company. No sinking fund has been established for the retirement or redemption of the Series B Preferred Stock.

Unit Exchange. On February 4, 2014, the Company raised $2,055,000 in gross proceeds from a private placement of 20,550 shares of Series A Convertible Preferred Stock, par value $0.01, with a stated value of $100 per share (the “Series A Preferred Shares”) and warrants to purchase shares of the Company’s common stock. The Series A Preferred Shares and warrants were sold to investors pursuant to a Securities Purchase Agreement, dated as of February 4, 2014. On August 31, 2015, the Company issued a total of 228,343 Units (the “Exchange Units”) in exchange for the outstanding Series A Preferred Stock which were then cancelled pursuant to an agreement with the holders of the Series A Preferred Shares. The warrants that were issued in connection with the issuance of the Series A Preferred Shares remained outstanding; however, the warrant amounts were reduced so that the warrants are exercisable into an aggregate of 84,770 shares of the Company’s common stock. The Exchange Units were exempt from registration under Section 3(a)(9) of the Securities Act. On August 31, 2015, the Company filed a termination certificate with the Delaware Secretary of State. Following that date there were no shares of Series A Preferred Stock outstanding, and the previously authorized shares of Series A Preferred Stock resumed the status of authorized but issued and undesignated shares of preferred stock of the Company.

Redemption of Convertible Notes. In connection with the closing of the Offering, $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium were redeemed for total payments of $1,548,792. See Note 4. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes.

Registered Exchange Offer for Warrants. On March 25, 2016, the Company commenced a registered exchange offer (the “Exchange Offer”) to exchange Series B Warrants (the “Series B Warrants”) to purchase shares of our common stock, par value $0.01 per share (the “Warrant Shares”), for up to an aggregate of 3,157,186 outstanding Series A Warrants (the “Series A Warrants”). On March 31, 2016, each Series A Warrant could be exercised on a cashless basis for 10.05 shares of common stock. Each Series B Warrant may be exercised on a cashless basis for one share of common stock. For each outstanding Series A Warrant tendered by holders, we offered to issue 10.2 Series B Warrants, which are subject to cashless exercise at a fixed rate of one share of common stock per Series B Warrant (subject to further adjustment for stock splits, etc.). The Exchange Offer expired at midnight, Eastern time, on April 21, 2016. 1,770,556 Series A Warrants were tendered by holders. The Company delivered an aggregate of 18,059,671 Series B Warrants pursuant to the terms of the Exchange Offer. In addition, between March 31, 2016 and April 21, 2016 1,040,373 Series A Warrants were exercised in cashless exercises, resulting in the issuance of 10,454,136 shares of common stock.

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

On March 25, 2016, the Company commenced the Exchange Offer which was completed on April 20, 2016, as described above.

On July 1, 2016, the Company issued inducement stock options in accordance with NASDAQ listing rules for 1,000,000 shares of common stock, par value $0.01, at $0.15 per share to the Company’s newly hired Vice President of Sales. The options will vest in six equal increments: on the first, second, third, fourth, fifth and sixth quarters of the hiring date anniversary.

For grants of stock options and warrants in 2016 the Company used a 1.49% to 1.78% risk free interest rate, 0% dividend rate, 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $0.1087 to $0.1239 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2014	448,601	$7.51	500,722	$7.95

Issued	354,253	2.76	7,581,722	4.95
Expired	(19,136)	11.73	(1,967)	11.34
Exercised	-	-	(3,000)	4.95

Outstanding at December 31, 2015	783,718	$5.33	8,077,477	$5.14

Issued	217,650	0.14	18,272,042	0.06
Expired	(552,104)	4.94	-	-
Exercised	(32,796)	2.63	(16,796,628)	-

Outstanding at June 30, 2016	416,468	$3.36	9,552,891	$4.41

At June 30, 2016, 416,468 stock options are fully vested and currently exercisable with a weighted average exercise price of $3.36 and a weighted average remaining term of 7.50 years. All warrants are fully vested and exercisable. Stock-based compensation recognized for the six months ending June 2016 and June 2015 was $48,649 and $302,981, respectively. The Company has $0 of unrecognized compensation expense related to non-vested stock.

The following summarizes the status of options and warrants outstanding at June 30, 2016:

Range of Prices	Shares	Weighted Remaining Life
Options
$0.15	100,002	10.00
$0.17	88,236	9.76
$0.75	7,333	5.02
$2.63	8,559	9.32
$2.94	28,913	9.51
$3.10	58,068	9.01
$3.21	4,674	9.26
$3.45	5,796	8.76
$4.875	134	6.70
$5.25	2,031	6.19
$5.925	23,206	6.72
$6.00	43,998	6.13
$6.50	3,076	8.51
$8.25	3,030	8.26
$9.9375	3,019	7.04
$10.50	3,238	7.04
$11.25	13,222	6.55
$12.75	67	6.86
$13.875	1,800	7.76
$17.25	7,652	7.69
$18.75	3,334	7.65
$20.25	4,693	7.51
$21.75	1,336	7.27
$23.85	1,050	7.25

	416,468

Warrants
$0.00	1,263,043	4.17
$3.75	56,381	1.70
$4.95	7,789,403	4.17
$6.00	102,857	1.70
$9.00	2,666	1.57
$9.75	63,232	3.10
$11.25	147,420	1.45
$12.375	71,257	3.11
$12.38	5,557	3.36
$13.50	4,444	1.97
$14.85	23,612	1.91
$20.25	1,481	2.63
$24.375	21,538	2.60
	9,552,891

Stock options and warrants expire on various dates from June 2017 to June 2026.

On July 24, 2015, an amendment to the Certificate of Incorporation became effective, pursuant to which the authorized common stock was increased to 100,000,000 shares of common stock and the authorized preferred stock was increased to 20,000,000 shares.

Under a Separation Agreement effective June 13, 2016, all of our former CEO Josh Kornberg’s 552,104 outstanding stock options were canceled.

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of June 30, 2016 by year of grant:

Stock Options:
Year	Shares	Price
2011	11,666	$0.75	-	11.25
2012	46,029	5.25	-	6.00
2013	40,299	4.875	-	23.85
2014	24,225	6.50	-	18.75
2015	106,010	2.63	-	3.45
2016	188,238	0.15	-	0.17
Total	416,468	$.15	-	23.85

Warrants:
Year	Shares	Price
2012	69,801		11.25
2013	267,579	3.75	-	14.85
2014	161,375	9.75	-	24.375
2015	9,054,136	$0.00	-	9.75
Total	9,552,891	$0.00	-	24.375

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

As of June 30, 2016 $927,663 aggregate principal amount of Convertible Notes, plus accrued and unpaid interest thereto, have been converted into shares of our common stock and no aggregate principal amount of Convertible Notes remains outstanding.

In connection with the Offering, the holders of the Convertible Notes agreed to not exercise their right to convert the Convertible Notes into shares of the Company’s common stock, in exchange for the Company’s agreement to redeem all of the outstanding Convertible Notes promptly following the consummation of the Offering at a redemption price equal to 140% of the principal amount, plus accrued and unpaid interest to the redemption date. On August 31, 2015, the closing date of the offering, the Company redeemed the remaining $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium, for a total payment of $1,548,792. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes. Each holder of the Convertible Notes agreed to the foregoing terms and entered into an Amendment to Senior Convertible Notes and Agreement with the Company. As of June 30, 2016, none of the Convertible Notes were outstanding.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss available in basic and diluted calculation	$(2,561,281)	$(1,185,327)	$(4,737,650)	$(1,411,122)
Other comprehensive income:
Unrealized gain from marketable securities	3,028	-	5,878	-
Comprehensive (loss)	(2,558,253)	(1,185,327)	(4,731,772)	(1,411,122)
Denominator:
Weighted average common shares outstanding-basic	67,380,076	3,263,356	42,738,140	3,182,706

Effect of diluted stock options, warrants and preferred stock (1)	-	-	-	-
Weighted average common shares outstanding-basic	67,380,076	3,263,356	42,738,140	3,182,706
Loss per common share-basic and diluted	$(0.04)	$(0.36)	$(0.11)	$(0.44)

(1) The number of shares underlying options and warrants outstanding as of June 30, 2016 and June 30, 2015 are 9,969,359 and 1,133,856 respectively. The effect of the shares that would be issued upon exercise of such options, warrants and preferred stock has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

NOTE 6 – INCOME TAXES

Availability and Utilization of Net Operating Losses

During September 2013, the Company experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code which could potentially limit the ability to utilize the Company’s net operating losses (NOLs). The general limitation rules allow the Company to utilize its NOLs subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change.

During the first quarter of 2016, the Company likely had another ownership change that could further limit the Company’s ability to fully utilize its NOLs however, the determination of the annual limitation has not yet been made.

Income Taxes

At December 31, 2015, the Company had approximately $24.7 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2016, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $13.4 million of gross NOLs to reduce future state taxable income at December 31, 2015, which will expire in years 2022 through 2036 if unused. The Company’s net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2015, the federal and state valuation allowances were $9.6 million and $1.1 million, respectively.

At June 30, 2016, the Company had approximately $29.0 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2017, subject to the Section 382 limitations described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $15.0 million of gross NOLs to reduce future state taxable income at June 30, 2016, which will expire in years 2022 through 2037 if unused. The Company’s net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At June 30, 2016, the federal and state valuation allowances were $10.1 million and $0.2 million, respectively.

The components of deferred income taxes at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015

Deferred Tax Asset:
Net Operating Loss	$10,179,000	$10,338,000
Other	204,000	359,000
Total Deferred Tax Asset	10,383,000	10,697,000
Less Valuation Allowance	10,383,000	10,697,000
Net Deferred Income Taxes	$—	$—

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $17,000 and $33,750 for the three and six months ended June 30, 2016 and was $15,823 and $34,256 for the three and six months ended June 30, 2015 respectively.

The Company’s rent obligation for the next three years is as follows:

2016	$19,000
2017	$39,000
2018	$3,600

NOTE 8 – RELATED PARTY TRANSACTIONS

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements.

In connection with the sale of the Series A Preferred Share on February 4, 2014, Josh Kornberg, our former, and then President, CEO and Interim Chairman of the Board, was one of the Purchasers. Mr. Kornberg purchased 19,231 Preferred Shares for a purchase price of $25,000 and received warrants to purchase 52 shares of common stock.

SOK Partners, LLC (“SOK”), a large stockholder with Mr. Kornberg and Dr. Samuel Herschkowitz as managing partners, invested in the July 2014 offering of convertible notes and warrants. In November 2014, the convertible noteholders agreed to convert certain balances of the convertible notes in connection with the public offering of the Existing Units, in consideration of the agreement to issue certain additional shares. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – History Financing – 2014 Sales of Convertible Notes and Warrants.” In connection with the Unit Offering in August 2015, all such convertible notes were redeemed at a redemption price of 140% of the principal amount thereof, plus accrued and unpaid interest. The Company paid approximately $163,000 to SOK in redemption of its convertible note. In addition, Rick Koenigsberger, a former director who resigned on June 5, 2015, is a holder of membership units of SOK Partners.

In connection with the Unit Exchange that was consummated on August 31, 2015, 250 shares of Series A Convertible Stock held by Mr. Kornberg were exchanged for 2,778 Exchange Units.

Note 9 – RETIREMENT SAVINGS PLAN

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2016 and 2015, we matched 100%, of the employee’s contribution up to 4% of their earnings. The employer contribution was $9,677 and $20,795 for the three and six months ending June 30, 2016 and was $6,652 and $14,713 for the three and six months ending June 30, 2015, respectively.

Note 10 – SUPPLEMENTAL CASH FLOW DATA

There were no cash payments for interest for the three and six months ended June 30, 2016 and were $441 and $10,161 for the three and six months ended June 30, 2015.

Note 11 – SUBSEQUENT EVENTS

On July 1, 2016, the Company hired Peter D. Alex as the new Vice President of Sales.

Note 12 – INVESTMENT SECURITIES AND OTHER COMPREHENSIVE INCOME (LOSS)

The cost and fair values of investment securities available-for-sale at June 30, 2016 were as follows:

	June 30, 2016
Description	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Funds	$850,000	$5,878	$-	$855,878

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

We currently have one regional sales manager to sell the STREAMWAY FMS, and have recently hired a new Vice President of Sales to build our sales and marketing infrastructure. In 2014 we signed a contract with an independent distributor covering New York and surrounding areas as well as, three other independent contracting groups handling parts of the Midwest, the Southeast and Oklahoma. In 2016, we signed a contract with a large independent distributor covering Georgia and South Carolina. We also signed a reseller agreement granting Munro Enterprises LLC certain exclusive rights to market and distribute the STREAMWAY FMS to the U.S. federal government including U.S. Department of Veterans Affairs, U.S. Department of Defense and U.S. Health and Human Services facilities, among others. Munro Enterprises LLC is an Economically-Disadvantaged, Woman-Owned Small Business.

Since inception, we have been unprofitable. We incurred net losses of approximately $2.6 million and $4.7 million for the three and six months ended June 30, 2016, and $1.2 million and $1.4 million for the three months and six months ended June 30, 2015, respectively. As of June 30, 2016 and June 30, 2015, we had an accumulated deficit of approximately $45.2 million and $37.1 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY FMS and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

In the first quarter of 2014, the Company commenced sales of an updated version of the STREAMWAY FMS, which provides a number of enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. This updated version utilizes improved technology, including the capability for continuous flow and continuous suctioning, as covered by our provisional patent application filed in 2013 and our non-provisional patent application filed in January 2014. We sold ninety-four STREAMWAY FMS units to date.

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

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. In 2014 we completed private placements of Series A Preferred Stock and convertible notes raising aggregate gross proceeds of $3,530,000. In September 2014, we commenced a public offering that was delayed, and we did not complete our public offering until August 2015. During that period of time, due to limited funding and continued operating losses, we curtailed our operations and delayed our expenditures to stay in operation. These factors negatively affected our sales in late 2014 and the full year 2015. Our future cash requirements and the adequacy of available funds depend on our ability to sell our products and the availability of future financing to fulfill our business plans. See “Plan of Financing; Going Concern Qualification” below.

Our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Revenue. The Company recognized $85,000 of revenue in the three months ended June 30, 2016 compared to $234,000 in revenue in the three months ended June 30, 2015. The Company recognized $182,000 of revenue in the six months ended June 30, 2016 compared to $385,000 in revenue in the six months ended June 30, 2015.There were no sales of STREAMWAY FMS units in the 2016 period, as sales efforts were curtailed in late 2015 due to our concentrated efforts on customer management. The ramp up in our sales efforts following our public offering have not yet resulted in sales of units. In July 2016, we have hired a new Vice President of Sales who will rebuild the infrastructure of our sales team and we expect a positive impact on future sales.

Cost of sales. Cost of sales was $37,000 in the three months ended June 30, 2016 and $84,000 in the three months ended June 30, 2015. Cost of sales was $123,000 in the six months ended June 30, 2016 and $180,000 in the six months ended June 30, 2015. The gross profit margin was approximately 33% in the six months ended June 30, 2016 compared to 53% in the six months ended June 30, 2015. Our margins were reduced in the first six months as we replaced our original STREAMWAY units for the new iteration units at no charge to our customers. Our margins still vary as our initial production of the STREAMWAY has been released for sale. We expect our margins to increase over the remainder of the year as our manufacturing production becomes more consistent, and as increased sales allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution. Over the next several quarters, we expect increases in revenues to exceed increases in costs related to increasing manufacturing and sales capabilities.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses increased by $1,406,000 from the three months ended June 30, 2016 compared to June 30, 2015. G&A expenses increased by $3,223,000 from the six months ended June 30, 2016 compared to June 30, 2015. For the three month period ending June 30, 2016 severance pay increased by $1,000,000 due to the negotiated settlement with the former CEO. The payout is over an eighteen month period, but the expense is accounted for in the current quarter. Investors stock compensation increased by $625,000 predominantly due to hiring an investment banking firm in connection with potential acquisitions and capital raises, as well as, investment planning. The firm received 3,399,864 shares of common stock valued at $0.15 per share. Investor relations increased by $150,000 essentially because of printing and management fees connected to the tender offer exchanges. Legal fees increased by $178,000 due to the Unit Exchange Offer, the Exchange Offer and negotiations with our former CEO. Recruiting fees increased by $51,000 relating to our hiring a new Vice President of Sales. Offsets include reductions to bonuses of $207,000 primarily reversing amounts due to the former CEO as part of the settlement negotiations; reductions to stock based compensation of $128,000; reduced audit fees of $48,000; reduced tax penalties and interest of $45,000 that were paid out in 2015; and $110,000 in reduced miscellaneous expenses that were for forbearance fees paid in 2015. The six month increase was affected by severance pay increasing $1,000,000 due to the negotiated settlement with the former CEO. Investors stock compensation increased by $1,083,000 due to the new investment banker and the exercise of cashless warrants as a result of the separation of the Units in February 2016. Legal fees increased by $502,000 as explained above. Recruiting fees increased by $121,000 due to hiring the new Vice President of Sales. Offsets include: bonuses reductions for $534,000, stock based compensation of $135,000, tax and penalties of $115,000 and miscellaneous expenses of $122,000; all of which are explained above.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the Company’s current stage.

Operations expense increased by $93,000 in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The three month increase was due to increased salaries of $25,000 for new engineer and quality control positions; additional consulting expenses of $14,000 to assist in our STREAMWAY software upgrades and by $42,000 for research and development. Operations expense increased by $463,000 in the six months ended June 30, 2016 compared to the three months ended June 30, 2015. The six month increase was due to $50,000 in increased salaries for the two new positions mentioned above; $249,000 in bonuses as a result of the 2015 reversal of bonus accruals as waived by officers and the additional bonus in 2016 resulting from options exercised; $14,000 in consulting expenses for the STREAMWAY software upgrades and $102,000 for research and development expenses.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses decreased by $36,000 in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The three month decrease was due to a $32,000 reduction from a difference in salaries from reducing the sales managerial staff in 2015; reduced commissions of $22,000 due to lower sales in 2016 and a reduction in sales bonuses of $28,000. Offsets were increased advertising expenses of $42,000 as we ramp up brand awareness in 2016, and consulting expenses of $11,000 as we investigated our government sales options. Sales expense decreased by $162,000 in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The six month decrease was due to $113,000 reduction in salaries; $32,000 in commissions; and $56,000 in reduced bonuses. Offsets, as explained above, were due to $45,000 in increased advertising and $45,000 in increased consulting expenses.

Interest expense. Interest decreased by $189,000 in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and by $343,000 in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as there was no outstanding debt during this period.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $2,785,000 for the six months ended June 30, 2016 compared with net cash used of $214,000 for the 2015 period. The $2,571,000 increase in cash used in operating activities was primarily due to the increased net loss in 2016, partially offset by the issuance of common stock in cashless warrant exchanges and equity instruments issued for consulting as a result of hiring an investment banking firm.

Cash flows used in investing activities was $1,575,000 for the six months ended June 30, 2016 and $7,700 for the six months ended June 30, 2015. The Company invested in marketable securities and certificates of deposits. There was a moderate increase to purchases in fixed assets and minimal fees related to patents.

Net cash provided by financing activities was $86,000 for the six months ended June 30, 2016 compared to net cash provided of $250,000 for the six months ended June 30, 2015. The Chief Operating Officer and the Chief Financial Officer exercised options.

Capital Resources

We had a cash balance of $583,000 as of June 30, 2016. Since our inception, we have incurred significant losses. As of June 30, 2016, we had an accumulated deficit of approximately $45,200,000.

From inception to June 30, 2016, our operations have been funded through a bank loan and private convertible debt of approximately $5,685,000 and equity investments totaling approximately $22,415,000.

In the first six months of 2016, we recognized $182,000 in revenues. Our product sales since the end of the second quarter have resulted in approximately $38,000 in revenues.

Payment Obligations Under Separation Agreement With Former CEO

Effective May 5, 2016, Joshua Kornberg resigned as the Chief Executive Officer and President and an employee of the Company. In connection with Mr. Kornberg’s resignation, the Company and Mr. Kornberg entered into a separation agreement on June 13, 2016 (the “Separation Agreement”). Pursuant to the Separation Agreement, on July 15, 2016, the Company was required to pay Mr. Kornberg: (a) $15,443.20 less any required tax withholdings in a lump sum on July 15, 2016; and (b) $75,000 less any required tax withholdings on July 15, 2016. The Company is required to pay Mr. Kornberg an additional $75,000 less any required tax withholdings payable in 6 monthly installments of $12,500, due on the first regular payday of each month, starting on August 15, 2016; and (d) an additional $450,000 less any required tax withholdings payable in 11 monthly installments of $40,909, due on the first regular payday of each month, starting on February 15, 2017. The Company issued to Mr. Kornberg a restricted stock award (the “Award”) under the Company’s stock incentive plan consisting of 500,000 shares. The Award vested on July 15, 2016. The value of the Award for purposes of the Separation Agreement (the “Award Value”) is $90,350.61, based on a ten day volume-weighted average closing sale price per share of the Company’s common stock. Mr. Kornberg agreed that the withholding taxes in connection with the Award will be offset against cash payments otherwise due to him in four monthly installments. In addition, the Company agreed to, at its option, either (a) pay Mr. Kornberg $309,649.39 (the “Additional Cash Amount”), equal to the difference between $400,000 and the Award Value, payable in equal monthly installments of $40,909, due on the first regular payday of each month, starting on January 15, 2018, less any required tax withholding, or (b) issue to Mr. Kornberg shares of common stock of the Company (the “Additional Shares”) on January 15, 2018 with an aggregate fair market equal to the Additional Cash Amount, based on a ten day volume-weighted average closing sale price per share. Under the Separation Agreement, all of Mr. Kornberg’s outstanding stock options and outstanding restricted stock prior to the date of the Separation Agreement were canceled, consisting of options to purchase 552,104 shares and 66,667 shares of restricted stock. The Separation Agreement included a waiver and release of claims by Mr. Kornberg. He will also continue to be bound by the terms of any restrictive covenant agreements he had with the Company.

The foregoing summary of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, a copy of which is incorporated herein by reference as Exhibit 10.1.

Plan of Financing; Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $45.2 million as of June 30, 2016. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding) and a qualified public offering raising a net $13,555,003, after deducting underwriting discounts, commissions and expenses. We currently have no outstanding bank debt and no secured indebtedness.

We have not achieved profitability and anticipate that we will continue to incur net losses at least through fiscal 2016.

We had revenues of $182,000 in 2016, but we had negative operating cash flows of $2.8 million. In August 2015, we received proceeds of $13.5 million, after deducting underwriting discounts, commissions and expenses, as a result of our public offering. During the first quarter of 2016 and the remainder of 2015, we paid $10.2 million in cash to cover accrued debts and obligations, most of which were required to be paid upon completion of the offering or were considered past due. Additionally, we have covered our monthly operating expenses, research and development costs and expanded effort in sales and marketing including the successful search for our newly hired Vice President of Sales. Our cash balance was $0.6 million as of June 30, 2016, and our accounts payable and accrued expenses were an aggregate $2.1 million. We are currently incurring negative operating cash flows of approximately $500,000 per month predominantly for legal and professional fees associated with our recent tender offers. We have reduced our monthly negative cash flow to approximately $325,000 beginning in June 2016. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales efforts and maintain adequate inventories.

As of June 30, 2016, the Company had no debt. We will require additional funding to finance operating expenses and to invest in our sales organization and new product development and to enter the international marketplace. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

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

Exchange Offer for Series A Warrants

On March 25, 2016, the Company commenced a registered exchange offer (the “Exchange Offer”) to exchange Series B Warrants (the “Series B Warrants” to purchase shares of our common stock, par value $0.01 per share (the “Warrant Shares”), for up to an aggregate of 3,157,186 outstanding Series A Warrants (the “Series A Warrants”). On March 31, 2016, each Series A Warrant could be exercised on a cashless basis for 10.05 shares of common stock.

For each outstanding Series A Warrant tendered by holders, we offered to issue 10.2 Series B Warrants, which are subject to cashless exercise at a fixed rate of one share of common stock per Series B Warrant (subject to further adjustment for stock splits, etc.).

The Exchange Offer expired at midnight, Eastern time, on April 21, 2016. 1,770,556 Series A Warrants to purchase 18,059,671 shares of the Company’s common stock were tendered by holders of Series A Warrants. On April 25, 2016, the Company delivered an aggregate of 18,059,671 Series B Warrants pursuant to the terms of the Exchange Offer.

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

Valuation of Intangible Assets

We review identifiable intangible assets for impairment in accordance with ASC 350- Intangibles – Goodwill and Other, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Our intangible assets are currently solely the costs of obtaining trademarks and patents.  Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management's best estimate of the related risks and return at the time the impairment assessment is made. The Company wrote off the entire original STREAMWAY FMS product patent of $140,588 in June 2013. The balance represented intellectual property in the form of patents for our original STREAMWAY FMS product. The Company's enhanced STREAMWAY FMS product has a new patent pending, see “Patents and Intellectual Property.”.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

With the participation of the Interim Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Interim Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had revenues of $182,000 in the quarters ended June 30, 2016, but we had negative operating cash flows of $2.8 million in those quarters. In August 2015, we received proceeds of $13.5 million, after deducting underwriting discounts, commissions and expenses, as a result of our public offering. During the first quarter 2016 and the remainder of 2015, we paid $10.2 million in cash to cover accrued debts and obligations, most of which were required to be paid upon completion of the offering or were considered past due. Additionally, we have covered our monthly operating expenses, research and development costs and expanded effort in sales and marketing including the successful search for our newly hired Vice President of Sales. Our cash balance was $0.6 million as of June 30, 2016, and our accounts payable and accrued expenses were an aggregate $2.1 million. We are currently incurring negative operating cash flows of approximately $500,000 per month predominantly for legal and professional fees associated with our recent tender offers. We expect our monthly negative cash flow to reduce to approximately $325,000 beginning in June 2016. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales efforts and maintain adequate inventories.

As of June 30, 2016, the Company had no debt. We will require additional funding to finance operating expenses and to invest in our sales organization and new product development and to enter the international marketplace. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 26, 2016, the Company issued 3,399,864 shares of common stock valued at $0.15 per share to an investment banking firm as compensation for its services in connection with potential acquisitions and capital raises, as well as investment planning.

On July 1, 2016, the Company issued inducement stock options in accordance with NASDAQ listing rules for 1,000,000 shares of common stock, par value $0.01, at $0.15 per share to the Company’s newly hired Vice President of Sales. The options will vest in six equal increments: on the first, second, third, fourth, fifth and sixth quarters of the hiring date anniversary. The issuance of these inducement options were made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering, and regulations promulgated thereunder. The Company intends to register the shares issuable under the option of Form S-8.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE MEDICAL INC.

Date: August 15, 2016	By:	/s/ Carl Schwartz
Carl Schwartz
Interim Chief Executive Officer

Date: August 15, 2016	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

SKYLINE MEDICAL INC.

Form 10-Q

The quarterly period ended June 30, 2016

Exhibit No.	Description

10.1	Separation Agreement and Release between Skyline Medical Inc. and Joshua Kornberg, dated June 13, 2016 (1)
10.2	Amended and Restated 2012 Stock Incentive Plan (2)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

____________________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Filed on June 17, 2016 as an exhibit to our Current Report of Form 8-K and incorporated herein by reference.

(2)	Filed on June 24, 2016 as an exhibit to our Proxy Statement on Schedule 14A and incorporated herein by reference.

