Form 10-Q
period 2016-09-30
Skyline Medical Inc.
filed 2016-11-14
CIK 1446159

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 30 2016, the registrant had 3,804,860 shares of common stock, par value $.01 per share, outstanding, adjusted for a 1-for-25 reverse stock split effective October 27, 2016 as described in Note 1 to the Condensed Financial Statements under “Subsequent Events.” In this report all numbers of shares and per share amounts, as appropriate, have been restated to reflect the reverse stock split.

SKYLINE MEDICAL INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015

Current Assets:
Cash and Cash Equivalents	$634,478	$4,856,232
Marketable Securities (Note 11)	576,888	-
Accounts Receivable	45,017	38,283
Inventories	289,249	231,740
Prepaid Expense and other assets	163,188	271,579
Total Current Assets	1,708,820	5,397,834

Fixed Assets, net	110,910	139,598
Intangibles, net	97,335	94,987

Total Assets	$1,917,065	$5,632,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$648,061	$650,413
Accrued Expenses	820,114	864,295
Deferred Revenue	5,000	5,000
Total Current Liabilities	1,473,175	1,519,708

Accrued Expenses	432,376	-
Total Liabilities	1,905,551	1,519,708
Commitments and Contingencies	-	-
Stockholders’ Equity:
Series B Convertible Preferred Stock, $.01 par value, 20,000,000 authorized, 79,246 and 1,895,010 outstanding	792	18,950
Common Stock, $.01 par value, 8,000,000 authorized, 3,404,860 and 208,259 outstanding	34,048	2,080
Additional paid-in capital	46,257,774	44,584,118
Accumulated Deficit	(46,285,679)	(40,492,437)
Accumulated Other Comprehensive Income	4,579	-
Total Stockholders' Equity	11,514	4,112,711

Total Liabilities and Stockholders' Equity	$1,917,065	$5,632,419

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$134,605	$85,792	$316,931	$471,078

Cost of goods sold	26,481	19,773	149,130	199,307

Gross Margin	108,124	66,019	167,801	271,771

General and administrative expense	733,074	861,098	4,684,130	1,589,522

Operations expense	292,856	202,799	928,062	375,429

Sales and marketing expense	137,784	66,720	348,848	439,703

Interest expense	3	51,804	3	394,641

Total expense	1,163,717	1,182,421	5,961,043	2,799,295

Net loss available to common shareholders	(1,055,593)	(1,116,402)	(5,793,242)	(2,527,524)

Other comprehensive income
Unrealized gain (loss) from marketable securities	(1,299)	-	4,579	-

Comprehensive loss	$(1,056,892)	$(1,116,402)	$(5,788,663)	$(2,527,524)

Loss per common share - basic and diluted	$(0.32)	$(7.09)	$(2.57)	$(18.39)

Weighted average shares used in computation - basic and diluted	3,320,139	157,445	2,250,315	137,428

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Other Comprehensive Income	Total
Balance at 12/31/2014	$206	123,711	$1,237	$30,123,435	$(35,641,105)		$(5,516,227)
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Adjustment as converted to common shares at $243.75 per share		125	1	(1)			-
Reduction in escrow account per settlement agreement		(356)	(4)	(6,663)			(6,667)
Shares issued for a note conversion at $72.50 per share		138	1	9,999			10,000
Shares issued for a note conversion at $74.00 per share		270	3	19,997			20,000
Shares issued for a note conversion at $72.75 per share		413	4	29,996			30,000
Shares issued for a note conversion at $69.25 per share		484	5	33,473			33,478
Shares issued for a note conversion at $56.25 per share		622	6	34,994			35,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $243.75 per share		125	1	30,399	(30,401)		(1)
Shares issued for a note conversion at $50.00 per share		1,400	14	69,986			70,000
Shares issued for a note conversion at $56.82 per share		3,520	35	199,965			200,000
Shares issued for a note conversion at $50.45 per share		595	6	29,994			30,000
Shares issued for a note conversion at $48.10 per share		520	5	24,995			25,000
Shares issued for a note conversion at $46.45 per share		646	6	29,994			30,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $243.75 per share		125	1	30,401	(30,401)		1
Vesting Expense			-	871,877			871,877
Shares issued in public offering; net	16,667	66,667	667	13,043,546			13,060,880
Preferred stock conversion	2,077	9,134	91	(2,168)			(0)
Series A warrant exercise		120	1	9,899			9,900
Net loss			-	-	(4,790,530)		(4,790,530)
Balance @ 12/31/2015	$18,950	208,259	$2,080	$44,584,118	$(40,492,437)		$4,112,711
Shares issued for two options exercised at $65.75 per share		1,312	13	86,240			86,253
Shares issued for preferred stock conversion into common stock per the break-up of the Unit from the 2015 public offering	(18,158)	66,396	664	17,494			(0)
Shares issued for cashless Series A warrant exercises per the break-up of the Unit from the 2015 public offering		2,318,663	23,187	556,479			579,666
Shares issued for cashless Series B warrant exercises per the tender offer exchange		628,237	6,282	150,777			157,059
Shares issued at $3.75 per share, to an investment banker per contractual agreement		135,995	1,360	508,620			509,980
Shares issued at $4.50 per share to former CEO per severance agreement		20,000	200	90,151			90,351
Vesting Expense			-	147,158			147,158
Unrealized gain from marketable securities						4,579	4,579
Shares issued at $4.50 per share to investor relations consultant		26,000	260	116,740			117,000
Corrections due to rounding for reverse split		(2)	2	(3)			(1)
Net loss					(5,793,242)		(5,793,242)
Balance @ 9/30/2016	$792	3,404,860	$34,048	$46,257,774	$(46,285,679)	$4,579	$11,514

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flow from operating activities:
Net loss	$(5,793,242)	$(2,527,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,427	57,512
Vested stock options and warrants	147,158	320,334
Equity instruments issued for management and consulting	717,331	(6,667)
Issuance of common stock in cashless warrant exchange	736,724	-
Amortization of debt discount	-	219,097
Penalty on debt provision	-	10,031
Loss on Sales of Equipment	(2,387)	16,917
Gain from sale of marketable securities	(2,309)	-
Changes in assets and liabilities:
Accounts receivable	(6,734)	43,353
Inventories	(57,509)	130,477
Prepaid expense and other assets	108,391	(23,208)
Accounts payable	(2,352)	(1,056,006)
Accrued expenses	388,195	(1,845,850)
Deferred Revenue	-	24,180
Net cash used in operating activities:	$(3,704,307)	$(4,637,354)
Cash flow from investing activities:
Purchase of marketable securities	(850,000)	-
Proceeds from sale of marketable securities	280,000	-
Purchase of certificates of deposit	(1,000,000)	-
Redemption of certificates of deposit	1,000,000	-
Purchase of fixed assets	(25,127)	-
Purchase of intangibles	(8,573)	(23,739)
Net cash used in investing activities	$(603,700)	$(23,739)
Cash flow from financing activities:
Proceeds from long-term and convertible debt	-	250,000
Principal payments on debt	-	(933,074)
Issuance of preferred stock	-	18,950
Issuance of common stock	86,253	13,041,930
Net cash provided by financing activities	$86,253	$12,377,806
Net increase in cash and cash equivalents	(4,221,754)	7,716,713
Cash and cash equivalents at beginning of period	4,856,232	16,384
Cash and cash equivalents at end of period	$634,478	$7,733,097
Non cash transactions:

Common stock issued for accrued interest/bonus	-	-
Common stock issued to satisfy debt	-	483,478

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts presented at and for the three and nine months ended September, 2016 and September, 2015 are unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

On October 27, 2016, the Company effected a 1-for-25 reverse stock split of its common stock. All share information in the financial statements for fiscal years 2016 and 2015 reflect the impact of the reverse stock split.

Skyline Medical Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. As of September 30, 2016, the registrant had 3,404,860 shares of common stock, par value $.01 per share, outstanding. Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid and filters to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY® FMS products.

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

Since inception to September 30, 2016, the Company raised approximately $22,325,091 in equity, inclusive of $2,055,000 from a private placement of Series A Convertible Preferred Stock, $13,555,003 from the public offering of Units and $5,685,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

During August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $10,343 and $57,004 in the three and nine months ended September 30, 2016 and were $500 and $1,917 in the three and nine months ended September 30, 2015.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $79,936 and $302,330 in the three and nine months ended September 30, 2016 and were $58,792 and $179,739 in the three and nine months ended September 30, 2015.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	September 30, 2016	December 31, 2015

Finished goods	$72,540	$30,237
Raw materials	157,044	162,623
Work-In-Process	59,665	38,880
Total	$289,249	$231,740

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		5
Manufacturing tooling	3	-	7
Demo Equipment		3

The Company’s investment in Fixed Assets consists of the following:

	September 30, 2016	December 31, 2015
Computers and office equipment	$164,319	$153,553
Leasehold improvements	25,635	23,874
Manufacturing tooling	101,104	97,288
Demo Equipment	17,702	8,962
Total	308,760	283,677
Less: Accumulated depreciation	197,850	144,079
Total Fixed Assets, Net	$110,910	$139,598

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets consist of trademarks and patent costs. Amortization expense was $2,515 and $6,225 in the three and nine months ended September 30, 2016, and was $1,632 and $4,520 in the three and nine months ended September 30, 2015. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified.

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

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has a credit risk concentration as a result of depositing $454,369 of funds in excess of insurance limits in a single bank.

Product Warranty Costs

In the three and nine months ending September 30, 2016 the incurred approximately $2,102 and $33,083 in current warranty costs and incurred $12,084 and $39,688 in warranty costs for the three and nine months ending September 30, 2015.

Segments

The Company operates in one segment for the sale of its medical device and consumable products. Substantially all of the Company’s assets, revenues and expenses for the three and nine months ending September 30, 2016 and for 2015 in entirety were located at or derived from operations in the United States. There were no revenue from sales outside of the United States. The Company has recently attained its ISO 13485 certification and is applying to sell our products in Canada.

Risks and Uncertainties

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the FDA and other governmental agencies.

Subsequent Events

The Company filed a Certificate of Amendment effecting a 1:25 reverse stock split (the “Reverse Stock Split” with the Secretary of State of the State of Delaware, which became effective under Delaware law at 5:00 p.m. New York time on October 27, 2016. The Company’s common stock opened for trading on October 28, 2016 on a post-split basis. At the effective time (the “Effective Time”) of the Reverse Stock Split, the issued and outstanding Common Stock of the Company was combined on a 1-for-25 basis such that every twenty-five shares of Common Stock outstanding immediately prior to the Effective Time was combined into one share of Common Stock. The share combination was effected through the exchange and replacement of certificates representing issued and outstanding shares of Common Stock as of the Effective Time, together with immediate book-entry adjustments to the stock register of the Company maintained in accordance with the Delaware General Corporation Law. In the event that the share combination would have resulted in a shareholder being entitled to receive less than a full share of Common Stock, the fractional share that would so result was rounded up to the nearest whole share of Common Stock. The par value of each share of issued and outstanding Common Stock was not affected by the share combination.

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

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception to October 24, 2016, 3,804,860 shares of common stock have been issued between par value and $3,131.25 (as adjusted for the reverse stock split). Operations since incorporation have been devoted to raising capital, obtaining financing, development of the Company’s product, and administrative services, customer acceptance and sales and marketing strategies.

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

On August 31, 2015, as a result of the consummation of the Offering and the issuance of the 228,343 Exchange Units in the Unit Exchange described below, the Company issued a total of 1,895,010 Units, comprised of a total of aggregate of 75,800 shares of Common Stock (as adjusted for the reverse stock split), 1,895,010 shares of Series B Preferred Stock and 7,580,040 Series A Warrants, (as adjusted for the reverse stock split).

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

Series A Warrants. The Series A Warrants separated from the Series B Convertible Preferred Stock and the Common Stock included within the Units as described above and are currently exercisable. The Series A Warrants terminate on August 31, 2020. Each Series A Warrant is exercisable into one share of Common Stock at an initial cash exercise price of $123.75 per share. The Cash exercise price and number of shares of common stock issuable upon cash exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the exercise price.

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

The Black-Scholes Value (as defined above) as of September 30, 2016 was $4.319, and the closing bid price of Common Stock as of September 30, 2016, was $4.125. Therefore, an exercise on that date would have resulted in the issuance of .40 shares of Common Stock for each Series A Warrant. Approximately 6,141,115 Series A Warrants have been exercised in cashless exercises as of September 30, 2016, resulting in the issuance of 2,318,663 shares of Common Stock. If all of the remaining 35,084 Series A Warrants that were issued as part of the Units sold in the Offering and part of the Units issued on August 31, 2015 were exercised pursuant to a cashless exercise and the closing bid price of our common stock as of the two trading days prior to the time of such exercise was $10.75 per share or less and the Black-Scholes Value were $4.319 (the Black-Scholes Value as of September 30, 2016), then a total of an additional approximately 564 shares of our common stock would be issued to the holders of such Series A Warrants.

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

Unit Purchase Option. The Company, in connection with the Offering, entered into a Unit Purchase Option Agreement, dated as of August 31, 2015 (the “Unit Purchase Option”), pursuant to which the Company granted the Underwriter the right to purchase from the Company up to a number of Units equal to 5% of the Units sold in the Offering (or up to 83,333 Units) or the component securities of such Units at an exercise price equal to 125% of the public offering price of the Units in the Offering, or $11.25 per Unit. The Unit Purchase Option was terminated in May 2016 in exchange for 135,995 shares of common stock.

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

Unit Exchange. On February 4, 2014, the Company raised $2,055,000 in gross proceeds from a private placement of 20,550 shares of Series A Convertible Preferred Stock, par value $0.01, with a stated value of $100 per share (the “Series A Preferred Shares”) and warrants to purchase shares of the Company’s common stock. The Series A Preferred Shares and warrants were sold to investors pursuant to a Securities Purchase Agreement, dated as of February 4, 2014. On August 31, 2015, the Company issued a total of 228,343 Units (the “Exchange Units”) in exchange for the outstanding Series A Preferred Stock which were then cancelled pursuant to an agreement with the holders of the Series A Preferred Shares. The warrants that were issued in connection with the issuance of the Series A Preferred Shares remained outstanding; however, the warrant amounts were reduced so that the warrants are exercisable into an aggregate of 3,391 shares of the Company’s common stock. The Exchange Units were exempt from registration under Section 3(a)(9) of the Securities Act. On August 31, 2015, the Company filed a termination certificate with the Delaware Secretary of State. Following that date there were no shares of Series A Preferred Stock outstanding, and the previously authorized shares of Series A Preferred Stock resumed the status of authorized but issued and undesignated shares of preferred stock of the Company.

Redemption of Convertible Notes. In connection with the closing of the Offering, $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium were redeemed for total payments of $1,548,792. See Note 4. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes.

Registered Exchange Offer for Warrants. On March 25, 2016, the Company commenced a registered exchange offer (the “Exchange Offer”) to exchange Series B Warrants (the “Series B Warrants”) to purchase shares of our common stock, par value $0.01 per share (the “Warrant Shares”), for up to an aggregate of 3,157,186 outstanding Series A Warrants (the “Series A Warrants”). On March 31, 2016, each Series A Warrant could be exercised on a cashless basis for 10.05 shares of common stock. Each Series B Warrant may be exercised on a cashless basis for one share of common stock. For each outstanding Series A Warrant tendered by holders, we offered to issue 10.2 Series B Warrants, which are subject to cashless exercise at a fixed rate of one share of common stock per Series B Warrant (subject to further adjustment for stock splits, etc.). The Exchange Offer expired at midnight, Eastern time, on April 21, 2016. 1,770,556 Series A Warrants were tendered by holders. The Company delivered an aggregate of 18,059,671 Series B Warrants pursuant to the terms of the Exchange Offer. In addition, between March 31, 2016 and July 6, 2016 1,251,510 Series A Warrants were exercised in cashless exercises, resulting in the issuance of 503,034 shares of common stock.

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

In January 2014 the Company issued 174 shares of common stock to the former CEO at $31.25 per share upon his exercising options.

In January through March 2014, 9 warrant holders exercised warrants through a cashless exercise for a total of 618 shares of common stock.

In January and February 2014 the Company issued warrants to purchase 862 shares pursuant to a February 4, 2014 private placement whereby the Company issued 20,550 shares of Series A Convertible Preferred Stock raising gross proceeds of $2,055,000. The warrants are at an exercise price of $609.50.

In February 2014 the Company issued a warrant to purchase 60 shares of common stock at an exercise price of $506.25 to a major shareholder Dr. Samuel Herschkowitz. The warrant is in consideration for a bridge loan extended in December 2013 that has been paid in February 2014.

On March 31, 2014, the Company issued dividends to the Purchasers of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $487.50 per share. As a result 39 shares of common stock were issued to 16 holders of Preferred Shares.

In March 2014, the Company issued 178 shares of common stock to a warrant holder for a partial cash exercise at $281.25 per share; issued 134 shares to the holder via the cashless exercise of the remainder of the warrant.

In June 2014, the Company issued 149 shares of common stock to a warrant holder exercising cashless warrants.

On June 30, 2014, the Company issued dividends to the Purchasers of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $487.50 per share. As a result 63 shares of common stock were issued to 16 holders of Preferred Shares.

On June 30, 2014, the Company issued a warrant to purchase 218 shares of common stock at an exercise price of $309.50 to SOK Partners, LLC, in consideration for a bridge loan in the form of convertible notes. On September 9, 2014 the Resale Registration Statement went into effect. The convertible note agreement provided an immediate approximately 11% reduction to the warrant agreement. Therefore, the warrant has been adjusted to purchase 194 shares of common stock at an exercise price of $309.50 to SOK Partners, LLC in consideration for a bridge loan.

In July 2014, the Company issued warrants to purchase 1,160 shares of common stock at an exercise price of $309.50 to two lenders in consideration for a bridge loan in the form of convertible notes. The shares above reflect approximately an 11% reduction resulting from the Resale Registration Statement that went effective September 9, 2014.

In August 2014, the Company issued warrants to purchase 2,462 of common stock at an exercise price of $609.50 to the Purchasers of the Preferred Shares. The Securities Purchase Agreement with the Preferred Shareholders stipulated that if the Company was not listed on either the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT within 180 days of closing the agreement then warrants to purchase the above additional shares would be issued in aggregate to the Preferred Shareholders.

In August and September 2014, the Company issued warrants to purchase 1,498 shares of common stock at an exercise price of $309.50 to four lenders in consideration for a bridge loan in the form of convertible notes. The shares above reflect the approximate 11% reduction resulting from the Resale Registration Statement that went effective September 9, 2014.

On September 30, 2014, the Company issued dividends to the Purchasers of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $487.50 per share. As a result 63 shares of common stock were issued to 16 holders of Preferred Shares.

In November 2014, the Company issued 548 shares of common stock, par value $0.01, in escrow for debt settlement.

On December 31, 2014, the Company issued dividends to the Purchasers of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $487.50 per share. As a result 63 shares of common stock were issued to 16 holders of Preferred Shares.

For grants of stock options and warrants in 2014 the Company used a 1.44% to 2.75% risk-free interest rate, 0% dividend rate, 59% to 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $80.015 to $347.9864 per share.

In January 2015, the Company issued a dividend adjustment to the Purchasers of the Preferred Shares as described above. Certain previous dividends paid were calculated with an exercise price of $487.50 per share, but should have been calculated at $243.75 per share. As a result 125 shares of common stock were issued to 16 holders of Preferred Shares.

On March 31, 2015, the Company issued dividends to the Purchasers of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $243.75 per share. As a result 125 shares of common stock were issued to 16 holders of Preferred Shares.

On June 30, 2015, the Company issued dividends to Purchases of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $243.75 per share. As a result 125 shares of common stock were issued to 16 holders of Preferred Shares.

For grants of stock options and warrants in 2015 the Company used a 1.63% to 2.35% risk-free interest rate, 0% dividend rate, 59% to 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $6.8745 to $139.2386 per share.

On March 25, 2016, the Company commenced the Exchange Offer which was completed on April 20, 2016, as described above.

On July 1, 2016, the Company issued inducement stock options in accordance with NASDAQ listing rules for 40,000 shares of common stock, par value $0.01, at $3.75 per share to the Company’s newly hired Vice President of Sales. The options will vest in six equal increments: on the first, second, third, fourth, fifth and sixth quarters of the hiring date anniversary.

On October 4, 2016, the Company issued 400,000 shares of common stock, par value $0.01, to be held in escrow in connection with the Company’s Partnership and Exclusive Reseller Agreement with GLG Pharma, LLC.

For grants of stock options and warrants in 2016 the Company used a 1.46% to 1.78% risk free interest rate, 0% dividend rate, 66% volatility and estimated terms of 10 years. Value computed using these assumptions ranged from $1.6329 to $3.7195 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2014	17,945	$187.75	20,029	$198.75

Issued	14,171	69.00	303269	123.75
Expired	(766)	293.25	(79)	283.50
Exercised	-	-	(120)	123.75

Outstanding at December 31, 2015	31,350	$133.23	323,099	$128.40

Issued	100,837	3.329	730,882	1.44
Expired	(22,377)	122.132	-	-
Exercised	(1,312)	65.750	(939,879)	-

Outstanding at September 30, 2016	108,498	$15.652	114,102	$369.06

At September 30, 2016, 64,542 stock options are fully vested and currently exercisable with a weighted average exercise price of $23.46 and a weighted average remaining term of 9.57 years. All warrants are fully vested and exercisable. Stock-based compensation recognized for the nine months ending September 2016 and September 2015 was $1,393,862 and $320,334, respectively. The Company has $132,675 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over a period of approximately 18 months.

The following summarizes the status of options and warrants outstanding at September 30, 2016:

Range of Prices	Shares	Weighted Remaining Life
Options
$2.25	293	9.90
$2.42	37,152	9.89
$3.75	44,000	9.76
$4.125	3,636	10.00
$4.1975	7,147	9.97
$4.25	3,529	9.50
$5.125	3,902	9.94
$65.75	342	9.06
$73.50	1,157	9.26
$77.50	2,323	8.75
$80.25	187	9.01
$86.25	232	8.50
$121.875	5	6.45
$131.25	81	5.94
$148.125	928	6.47
$150.00	1,760	5.88
$162.50	123	8.26
$206.25	121	8.01
$248.4375	121	6.79
$262.50	130	6.79
$281.25	529	6.30
$318.75	3	6.60
$346.875	72	7.50
$431.25	306	7.44
$468.75	133	7.40
$506.25	188	7.25
$543.75	53	7.02
$596.25	42	7.00

	108,498

Warrants
$93.75	2,255	1.45
$123.75	94,084	3.92
$150.00	4,114	1.45
$225.00	107	1.32
$243.75	2,529	2.84
$281.25	5,897	1.20
$309.375	2,850	2.86
$309.50	222	3.10
$337.50	178	1.72
$371.25	944	1.66
$506.25	59	2.38
$609.375	862	2.34
	114,102

 Stock options and warrants expire on various dates from June 2017 to September 2026.

On July 24, 2015, an amendment to the Certificate of Incorporation became effective, pursuant to which the authorized common stock was increased to 4,000,000 shares of common stock and the authorized preferred stock was increased to 20,000,000 shares.

Under a Separation Agreement effective June 13, 2016, all of our former CEO Josh Kornberg’s 22,085 outstanding stock options were canceled.

On September 16, 2016, an amendment to the Certificate of Incorporation became effective, pursuant to which the authorized common stock was increased to 8,000,000 shares of common stock.

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of September 30, 2016 by year of grant:

Stock Options:
Year	Shares	Price
2011	173	0.00	-	281.25
2012	1,841	131.25	-	150.00
2013	1,612	121.88	-	596.25
2014	969	162.50	-	468.75
2015	4,240	65.75	-	86.25
2016	99,661	2.25	-	5.13
Total	108,498	$0.00	-	596.25

Warrants:
Year	Shares	Price
2012	2,792		281.25
2013	10,703	93.75	-	371.25
2014	6,455	243.75	-	609.38
2015	94,152	0.00	-	243.75
Total	114,102	$0.00	-	609.38

NOTE 4 – SHORT-TERM NOTES PAYABLE

From July through September 2014, we entered into a series of securities purchase agreements pursuant to which we issued approximately $1.8 million original principal amount (subsequently reduced to approximately $1.6 million aggregate principal amount in accordance with their terms) of convertible promissory notes (the “2014 Convertible Notes”) and warrants exercisable for shares of our common stock for an aggregate purchase price of $1,475,000. Of this amount, we issued to SOK Partners, LLC, an affiliate of the Company, $122,196 original principal amount of the 2014 Convertible Notes and warrants exercisable for 218 shares of our common stock for an aggregate purchase price of $100,000. In April and May 2015, we issued and sold to a private investor additional Convertible Notes in an aggregate original principal amount of $275,000 for an aggregate purchase price of $250,000, containing terms substantially similar to the 2014 Convertible Notes (the “2015 Convertible Notes” and, together with the 2014 Convertible Notes, the “Convertible Notes”). No warrants were issued with the 2015 Convertible Notes.

Under a provision in the existing agreements, upon effectiveness of a resale registration statement covering certain shares, on September 9, 2014, the principal amount of the notes was reduced by 11%, to $1,603,260 and the number of Warrants was reduced by 11%, to 2,851 shares.

As of September 30, 2016 $927,663 aggregate principal amount of Convertible Notes, plus accrued and unpaid interest thereto, have been converted into shares of our common stock and no aggregate principal amount of Convertible Notes remains outstanding.

In connection with the Offering, the holders of the Convertible Notes agreed to not exercise their right to convert the Convertible Notes into shares of the Company’s common stock, in exchange for the Company’s agreement to redeem all of the outstanding Convertible Notes promptly following the consummation of the Offering at a redemption price equal to 140% of the principal amount, plus accrued and unpaid interest to the redemption date. On August 31, 2015, the closing date of the offering, the Company redeemed the remaining $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium, for a total payment of $1,548,792. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes. Each holder of the Convertible Notes agreed to the foregoing terms and entered into an Amendment to Senior Convertible Notes and Agreement with the Company. As of September 30, 2016, none of the Convertible Notes were outstanding.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss available in basic and diluted calculation	$(1,055,593)	$(1,116,402)	$(5,793,242)	$(2,527,524)
Other comprehensive income:
Unrealized gain (loss) from marketable securities	(1,299)	-	4,579	-
Comprehensive (loss)	(1,056,892)	(1,116,402)	(5,788,663)	(2,527,524)
Denominator:
Weighted average common shares outstanding-basic	3,320,139	157,445	2,250,315	137,428

Effect of diluted stock options, warrants and preferred stock (1)	-	-	-	-
Weighted average common shares outstanding-basic	3,320,139	157,445	2,250,315	137,428
Loss per common share-basic and diluted	$(0.32)	$(7.09)	$(2.57)	$(18.39)

(1) The number of shares underlying options and warrants outstanding as of September 30, 2016 and September 30, 2015 are 222,600 and 343,554 respectively. The effect of the shares that would be issued upon exercise of such options, warrants and preferred stock has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

At September 30, 2016, the Company had approximately $29.2 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2017, subject to the Section 382 limitations described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $15.0 million of gross NOLs to reduce future state taxable income at September 30, 2016, which will expire in years 2022 through 2037 if unused. The Company’s net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At September 30, 2016, the federal and state valuation allowances were $10.1 million and $0.3 million, respectively.

The components of deferred income taxes at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015

Deferred Tax Asset:
Net Operating Loss	$10,271,000	$10,338,000
Other	166,000	359,000
Total Deferred Tax Asset	10,437,000	10,697,000
Less Valuation Allowance	10,437,000	10,697,000
Net Deferred Income Taxes	$—	$—

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $16,356 and $50,106 for the three and nine months ended September 30, 2016 and was $15,900 and $50,156 for the three and nine months ended September 30, 2015 respectively.

The Company’s rent obligation for the next three years is as follows:

2016	$9,500
2017	$39,000
2018	$3,600

NOTE 8 – RELATED PARTY TRANSACTIONS

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements.

In connection with the sale of the Series A Preferred Share on February 4, 2014, Josh Kornberg, our former, and then President, CEO and Interim Chairman of the Board, was one of the Purchasers. Mr. Kornberg purchased 770 Preferred Shares for a purchase price of $25,000 and received warrants to purchase 3 shares of common stock.

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

Note 9 – RETIREMENT SAVINGS PLAN

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2016 and 2015, we matched 100%, of the employee’s contribution up to 4% of their earnings. The employer contribution was $7,401 and $28,196 for the three and nine months ending September 30, 2016 and was $7,021 and $21,735 for the three and nine months ending September 30, 2015, respectively.

Note 10 – SUPPLEMENTAL CASH FLOW DATA

There were $3 in cash payments for interest for the three and nine months ended September 30, 2016 and were $226,960 and $237,121 for the three and nine months ended September 30, 2015.

Note 11 – INVESTMENT SECURITIES AND OTHER COMPREHENSIVE INCOME (LOSS)

The cost and fair values of investment securities available-for-sale at September 30, 2016 were as follows:

	September 30, 2016
Description	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Funds	$572,309	$4,579	$-	$576,888

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

Since inception, we have been unprofitable. We incurred net losses of approximately $1.1 million and $5.8 million for the three and nine months ended September 30, 2016, and $1.1 million and $2.5 million for the three months and nine months ended September 30, 2015, respectively. As of September 30, 2016 and September 30, 2015, we had an accumulated deficit of approximately $46.3 million and $38.2 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY FMS and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

In the first quarter of 2014, the Company commenced sales of an updated version of the STREAMWAY FMS, which provides a number of enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. This updated version utilizes improved technology, including the capability for continuous flow and continuous suctioning, as covered by our provisional patent application filed in 2013 and our non-provisional patent application filed in January 2014. We sold ninety-six STREAMWAY FMS units to date.

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

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. In 2014 we completed private placements of Series A Preferred Stock and convertible notes raising aggregate gross proceeds of $3,530,000. In September 2014, we commenced a public offering that was delayed, and we did not complete our public offering until August 2015. During that period of time, due to limited funding and continued operating losses, we curtailed our operations and delayed our expenditures to stay in operation. These factors negatively affected our sales in late 2014 and the full year 2015. In August 2015, we completed a public unit offering for $13,555,003, after deducting underwriting discounts, commissions and expenses Our future cash requirements and the adequacy of available funds depend on our ability to sell our products and the availability of future financing to fulfill our business plans. See “Plan of Financing; Going Concern Qualification” below.

Our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Recent Developments

On August 30, 2016, the Company entered into a letter of intent to form a joint venture with Electronic On-Ramp, Inc. (“EOR”). EOR’s partner contracts with government agencies are expected to provide the Company with access to bid on procurement contracts for up to $550 million or more in federal funds budgeted for health, security, life safety-systems support, humanitarian assistance and disaster preparedness.

At a special meeting of stockholders held on September 15, 2016, the Company’s stockholders (i) approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and (ii) approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the outstanding shares to its common stock within certain limits. On September 16, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effect the increase in the authorized capital stock. On October 26, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effect a reverse stock split of the outstanding shares of its common stock at a ratio of one-for-twenty-five (1:25), and a proportionate decrease of the authorized common stock from 200,000,000 shares to 8,000,000 shares. The reverse stock split took effect at 5:00 p.m. New York time on October 27, 2016, and the Company’s common stock commenced trading on a post-split basis on October 28, 2016.

On September 20, 2016, the Company entered into a partnership and exclusive reseller agreement with GLG Pharma (“GLG”). Under the terms of the agreement, GLG intends to develop rapid diagnostic tests that utilize fluid and tissue collected by the STREAMWAY System during procedures. The Company will issue an aggregate of 400,000 shares common stock to GLG in four separate tranches of 100,000 shares of common stock in each tranche. The shares reserved in each tranche will be released after the achievement of certain development milestones designated in the agreement. In addition, the Company will pay a royalty to GLG on the sale of individual tests.

On October 11, 2016, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”), indicating that the staff had determined to delist the Company’s securities from The Nasdaq Capital Market due to the Company’s continued non-compliance with the minimum bid price requirement as of October 10, 2016, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing before the Panel, which request stayed any delisting or suspension action by the Staff pending the issuance of the Panel’s decision and the expiration of any extension granted by the Panel. At the hearing, the Company intends to present its plan to address compliance with the minimum bid price requirement as well as the minimum stockholders’ equity requirement and to request the continued listing of its securities on The Nasdaq Capital Market, pursuant to an extension if necessary. There can be no assurance that the Panel will determine to continue the Company’s listing or that the Company will be able to demonstrate compliance with the applicable listing criteria within the period of time that may be granted by the Panel.

Effective October 27, 2016, the board of directors of the Company appointed J. Melville (“Mel”) Engle and Timothy A. Krochuk to serve as directors of the Company. These appointments increase the number of directors to five.

Results of Operations

On October 27, 2016, the Company effected a 1-for-25 reverse stock split of its common stock. All share information in the financial statements for fiscal years 2016 and 2015 reflect the impact of the reverse stock split.

Revenue. The Company recognized $135,000 of revenue in the three months ended September 30, 2016 compared to $86,000 in revenue in the three months ended September 30, 2015. The Company recognized $317,000 of revenue in the nine months ended September 30, 2016 compared to $471,000 in revenue in the nine months ended September 30, 2015.There have been two sales of the STREAMWAY unit in 2016, both in the third quarter. Our sales efforts were curtailed in late 2015 and early 2016 due to our concentrated efforts on customer management. We have hired a Vice President of Sales who has implemented a nine point program focusing on gaining market presence and brand awareness. The Vice President of Sales is rebuilding the infrastructure of our sales team and we expect a positive impact on future sales.

Cost of sales. Cost of sales was $26,000 in the three months ended September 30, 2016 and $20,000 in the three months ended September 30, 2015. Cost of sales was $149,000 in the nine months ended September 30, 2016 and $199,000 in the nine months ended September 30, 2015. The gross profit margin was approximately 53% in the nine months ended September 30, 2016 compared to 58% in the nine months ended September 30, 2015. We expect our margins to increase over the next several quarters as our manufacturing production becomes more consistent, and as increased sales allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution. Over the next several quarters, we expect increases in revenues to exceed increases in costs related to increasing manufacturing and sales capabilities.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses decreased by $128,000 from the three months ended September 30, 2016 compared to September 30, 2015. G&A expenses increased by $3,095,000 from the nine months ended September 30, 2016 compared to September 30, 2015. For the three month period ending September 30, 2016 payroll, bonuses, payroll taxes, benefits, travel and automobile leases decreased by $133,000 due to the CEO resignation and zero dollar compensation for the current Executive Chairman; license fees and payroll tax penalty and interest were also reduced by $38,000. Another reduction resulted from zero expenses for convertible notes in 2016 versus $475,000 in such expenses in 2015. Investor relations, stock based compensation and investor’s stock compensation were offsets that increased by $319,000. A further offset was a $220,000 increase in legal expenses in 2016 as a result of large credits issued in 2015. The nine month increase was affected by severance pay increasing $1,018,000 due to the negotiated settlement with the former CEO. Investors stock compensation and investor relations increased by $1,689,000 due to the new investment banker and the exercise of cashless warrants as a result of the separation of the Units in February 2016. Legal fees increased by $723,000 in 2016 due to the Unit Exchange Offer, the Exchange Offer, negotiations with our former CEO and as a result of large credits issued in the third quarter of 2015. Recruiting fees increased by $107,000 due to hiring the new Vice President of Sales. Offsets include: convertible note expense reductions for $475,000, stock based compensation of $116,000, tax and penalties of $143,000 and payroll expenses of $191,000.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the Company’s current stage.

Operations expense increased by $90,000 in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The three month increase was due to increased salaries of $24,000 for new engineer and quality control positions; additional consulting expenses of $52,000 to assist in our STREAMWAY software upgrades; employee stock options to retain employees with a value of $47,000 to stock based compensation, and by $21,000 for research and development. Offsets were from decreases to bonuses in 2016 of $43,000 and to reduced miscellaneous expenses of $13,000. Operations expense increased by $553,000 in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The nine month increase was due to $94,000 in increased salaries, taxes and benefits for the two new positions mentioned above; $206,000 in bonuses as a result of the 2015 reversal of bonus accruals as waived by officers and the additional bonus in 2016 resulting from options exercised; employee stock options to retain employees with a value of $47,000 to stock based compensation; $66,000 in consulting expenses for the STREAMWAY software upgrades and $123,000 for research and development expenses.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased by $71,000 in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The three month increase was due to $71,000 in bonuses negated in the 2015 quarter (there were no bonuses in 2016); $15,000 in value for employee options recorded to stock based compensation; $23,000 in increased commissions; $7,000 in increased travel expenses with the addition of the Vice President of Sales to our staff and enhanced sales programs; and $18,000 for increased advertising and trade show participation. Partially offsetting the increases were reduced salaries of $64,000 due to the reduction of our sales staff in 2015. Sales expense decreased by $91,000 in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The nine month decrease was due to $207,000 reduction in salaries, payroll taxes and benefits; $9,000 in commissions; and $20,000 in reduced stock based compensation all due to a reduced sales staff in 2016. These increases were partially offset due to $68,000 in increased advertising and trade show participation, $45,000 in increased consulting expenses as we seek to increase our government sales, $7,000 in increased travel due to the addition of our Vice President of Sales and the enhanced sales programs instituted, and $15,000 as result of reversed bonuses in 2015.

Interest expense. Interest decreased by $52,000 in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and by $395,000 in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as there was no outstanding debt during this period.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $3,704,000 for the nine months ended September 30, 2016 compared with net cash used of $4,637,000 for the 2015 period. The $933,000 decrease in cash used in operating activities was primarily due to the issuance of common stock in cashless warrant exchanges and equity instruments issued for consulting as a result of hiring an investment banking firm and as a result of large payments to accounts payable and accrued expenses in 2015 after the public offering. There was an offset due to the increased net loss of 3,266,000.

Cash flows used in investing activities was $604,000 for the nine months ended September 30, 2016 and $23,800 for the nine months ended September 30, 2015. The Company invested in marketable securities. There was a moderate increase to purchases in fixed assets and minimal fees related to patents.

Net cash provided by financing activities was $86,000 for the nine months ended September 30, 2016 compared to net cash provided of $12,378,000 for the nine months ended September 30, 2015. The Chief Operating Officer and the Chief Financial Officer exercised options in 2016, and there was a public offering in 2015 that resulted in $13 million net brought into the Company.

Capital Resources

We had a cash balance of $634,000 as of September 30, 2016. Since our inception, we have incurred significant losses. As of September 30, 2016, we had an accumulated deficit of approximately $46,300,000.

From inception to September 30, 2016, our operations have been funded through a bank loan and private convertible debt of approximately $5,685,000 and equity investments totaling approximately $22,325,000.

In the first nine months of 2016, we recognized $317,000 in revenues. Our product sales since the end of the third quarter have resulted in approximately $33,000 in revenues.

Payment Obligations Under Separation Agreement With Former CEO

Effective May 5, 2016, Joshua Kornberg resigned as the Chief Executive Officer and President and an employee of the Company. In connection with Mr. Kornberg’s resignation, the Company and Mr. Kornberg entered into a separation agreement on June 13, 2016 (the “Separation Agreement”). Pursuant to the Separation Agreement, on July 15, 2016, the Company was required to pay Mr. Kornberg: (a) $15,443.20 less any required tax withholdings in a lump sum on July 15, 2016; and (b) $75,000 less any required tax withholdings on July 15, 2016. The Company is required to pay Mr. Kornberg an additional $75,000 less any required tax withholdings payable in 6 monthly installments of $12,500, due on the first regular payday of each month, starting on August 15, 2016; and (d) an additional $450,000 less any required tax withholdings payable in 11 monthly installments of $40,909, due on the first regular payday of each month, starting on February 15, 2017. The Company issued to Mr. Kornberg a restricted stock award (the “Award”) under the Company’s stock incentive plan consisting of 20,000 shares. The Award vested on July 15, 2016. The value of the Award for purposes of the Separation Agreement (the “Award Value”) is $90,350.61, based on a ten day volume-weighted average closing sale price per share of the Company’s common stock. Mr. Kornberg agreed that the withholding taxes in connection with the Award will be offset against cash payments otherwise due to him in four monthly installments. In addition, the Company agreed to, at its option, either (a) pay Mr. Kornberg $309,649.39 (the “Additional Cash Amount”), equal to the difference between $400,000 and the Award Value, payable in equal monthly installments of $40,909, due on the first regular payday of each month, starting on January 15, 2018, less any required tax withholding, or (b) issue to Mr. Kornberg shares of common stock of the Company (the “Additional Shares”) on January 15, 2018 with an aggregate fair market equal to the Additional Cash Amount, based on a ten day volume-weighted average closing sale price per share. Under the Separation Agreement, all of Mr. Kornberg’s outstanding stock options and outstanding restricted stock prior to the date of the Separation Agreement were canceled, consisting of options to purchase 22,085 shares and 2,667 shares of restricted stock. The Separation Agreement included a waiver and release of claims by Mr. Kornberg. He will also continue to be bound by the terms of any restrictive covenant agreements he had with the Company.

The foregoing summary of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, a copy of which was filed on June 17, 2016 as an exhibit to our Current Report on Form 8-K.

Plan of Financing; Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $46.3 million as of September 30, 2016. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding) and a qualified public offering raising a net $13,555,003, after deducting underwriting discounts, commissions and expenses. We currently have no outstanding bank debt and no secured indebtedness.

We have not achieved profitability and anticipate that we will continue to incur net losses at least through fiscal 2016.

We had revenues of $317,000 in 2016, but we had negative operating cash flows of $3.7 million. In August 2015, we received proceeds of $13.5 million, after deducting underwriting discounts, commissions and expenses, as a result of our public offering. During the first quarter of 2016 and the remainder of 2015, we paid $10.2 million in cash to cover accrued debts and obligations, most of which were required to be paid upon completion of the offering or were considered past due. Additionally, we have covered our monthly operating expenses, research and development costs and expanded effort in sales and marketing including the successful search for our newly hired Vice President of Sales. Our cash balance was $0.6 million as of September 30, 2016, and our accounts payable and accrued expenses were an aggregate $2.0 million. We have reduced our monthly negative cash flow to approximately $350,000 beginning in June 2016. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales efforts and maintain adequate inventories.

As of September 30, 2016, the Company had no debt. We will require additional funding to finance operating expenses and to invest in our sales organization and new product development and to enter the international marketplace. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

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

Exchange Offer for Series A Warrants

On March 25, 2016, the Company commenced a registered exchange offer (the “Exchange Offer”) to exchange Series B Warrants (the “Series B Warrants” to purchase shares of our common stock, par value $0.01 per share (the “Warrant Shares”), for up to an aggregate of 3,157,186 outstanding Series A Warrants (the “Series A Warrants”). On March 31, 2016, each Series A Warrant could be exercised on a cashless basis for .40 shares of common stock.

For each outstanding Series A Warrant tendered by holders, we offered to issue .40 Series B Warrants, which are subject to cashless exercise at a fixed rate of one share of common stock per Series B Warrant (subject to further adjustment for stock splits, etc.).

The Exchange Offer expired at midnight, Eastern time, on April 21, 2016. 1,770,556 Series A Warrants to purchase 722,387 shares of the Company’s common stock were tendered by holders of Series A Warrants. On April 25, 2016, the Company delivered an aggregate of 18,059,671 Series B Warrants pursuant to the terms of the Exchange Offer.

Additional Exercise of Warrants

In addition, between March 31, 2016 and July 6, 2016, 1,251,510 Series A Warrants were exercised in cashless exercises, resulting in the issuance of 20,121 shares of common stock.

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

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties related to the Company, many of which are beyond the Company’s control. The Company’s actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

•	Inability to raise sufficient additional capital to operate our business;

•	Terms of any future financing, which may be highly dilutive and may include onerous terms;

•	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;

•	Potential delisting of our common stock on The Nasdaq Capital Market, with adverse effects on liquidity and coverage of our common stock;

•	No assurance of timely development of technologies by GLG Pharma, or of ability to consummate our joint venture with Electronic On-Ramp, Inc.

•	Adverse economic conditions;

•	Adverse results of any legal proceedings;

•	The volatility of our operating results and financial condition;

•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel; and

•	Other specific risks that may be alluded to in this report.

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

With the participation of the Interim Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Interim Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had revenues of $317,000 in the quarters ended September 30, 2016, but we had negative operating cash flows of $3.7 million in those quarters. In August 2015, we received proceeds of $13.5 million, after deducting underwriting discounts, commissions and expenses, as a result of our public offering. During the first quarter 2016 and the remainder of 2015, we paid $10.2 million in cash to cover accrued debts and obligations, most of which were required to be paid upon completion of the offering or were considered past due. Additionally, we have covered our monthly operating expenses, research and development costs and expanded effort in sales and marketing including the successful search for our newly hired Vice President of Sales. Our cash balance was $0.6 million as of September 30, 2016, and our accounts payable and accrued expenses were an aggregate $2.0 million. We expect our monthly negative cash flow to reduce to approximately $350,000 beginning in June 2016. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales efforts and maintain adequate inventories.

As of September 30, 2016, the Company had no debt. We will require additional funding to finance operating expenses and to invest in our sales organization and new product development and to enter the international marketplace. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

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

Our common stock could be delisted from The NASDAQ Capital Market, which delisting could hinder your ability to obtain accurate quotations on the price of our common stock, or dispose of our common stock in the secondary market.

In order to maintain our listing on The NASDAQ Capital Market, our common stock must sustain a minimum bid price of at least $1.00 per share and we must satisfy the other requirements for continued listing on The NASDAQ Capital Market. On October 11, 2016, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”), indicating that the Staff had determined to delist the Company’s securities from The Nasdaq Capital Market due to the Company’s continued non-compliance with the minimum bid price requirement as of October 10, 2016, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing before the Panel, which request stayed any delisting or suspension action by the Staff pending the issuance of the Panel’s decision and the expiration of any extension granted by the Panel. At the hearing, the Company intends to present its plan to address compliance with the minimum bid price requirement as well as the minimum stockholders’ equity requirement and to request the continued listing of its securities on The Nasdaq Capital Market, pursuant to an extension if necessary. There can be no assurance that the Panel will determine to continue the Company’s listing or that the Company will be able to demonstrate compliance with the applicable listing criteria within the period of time that may be granted by the Panel.

In the event our common stock is delisted from The NASDAQ Capital Market and we are also unable to maintain listing on another alternate exchange, trading in our common stock could thereafter be conducted in FINRA’s OTC Bulletin Board or in the over-the-counter markets in the so-called pink sheets. In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in our coverage by security analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2016, the Company issued inducement stock options in accordance with NASDAQ listing rules for 40,000 shares of common stock, par value $0.01, at $3.75 per share to the Company’s newly hired Vice President of Sales. The options will vest in six equal increments: on the first, second, third, fourth, fifth and sixth quarters of the hiring date anniversary. The options were granted outside of the Company's stock incentive plan but are subject to terms and conditions generally consistent with the plan.The issuance of these inducement options were made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering, and regulations promulgated thereunder.

On October 4, 2016, the Company issued 400,000 shares of common stock, par value $0.01, to be held in escrow in connection with the Company’s Partnership and Exclusive Reseller Agreement with GLG Pharma, LLC. For this issuance, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act or 1933 and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of the shares did not involve a public offering.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE MEDICAL INC.

Date: November 14, 2016	By:	/s/ Carl Schwartz
Carl Schwartz
Executive Chairman

Date: November 14, 2016	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

SKYLINE MEDICAL INC.

Form 10-Q

The quarterly period ended September 30, 2016

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation to increase authorized share capital, , filed with the Delaware Secretary of State on September 16, 2016 (1)

3.2	Certificate of Amendment to Certificate of Incorporation to effect reverse stock split and reduction in authorized share capital, filed with the Delaware Secretary of State on October 26, 2016 (2)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

____________________________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Filed on September 16, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Filed on October 27, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

