Form 10-K
period 2016-12-31
Skyline Medical Inc.
filed 2017-03-15
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-36790

SKYLINE MEDICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1007393
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,767,746 as of June 30, 2016, based upon 3,086,622 shares at $3.8125 per share as reported on NASDAQ Capital Market.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date: As of March 15, 2017, the registrant had 6,489,428 shares of common stock, par value $.01 per share outstanding, adjusted for a 1-for-25 reverse stock split effective October 27, 2016 as described in Note 1 to the Condensed Financial Statements under “Nature of Operations and Continuation of Operations”. In this report all numbers of shares and per share amounts, as appropriate, have been restated to reflect the reverse stock split.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1. BUSINESS.

Overview

We are a medical device company manufacturing an environmentally conscientious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. We own patent rights to our products, which consist of the STREAMWAY® SYSTEM and distribute our products to medical facilities where bodily and irrigation fluids produced during medical procedures must be contained, measured, documented, and disposed. Our products minimize the exposure potential to the healthcare workers who handle such fluids. Our goal is to create products that dramatically reduce staff exposure without significant changes to established operative procedures, historically a major stumbling block to innovation and product introduction. In addition to simplifying the handling of these fluids, we believe our technologies provide cost savings to facilities over the aggregate costs incurred today using the traditional canister method of collection, neutralization, and disposal. We sell our products through an experienced in-house sales force. The Company has one VP of Sales, one in-house sales person and three regional sales managers on staff as of March 2017. We are hiring one additional regional manager in early 2017, and intend to utilize independent distributors in the United States, Canada and Europe, initially, and eventually to other areas of the world.

The STREAMWAY SYSTEM is a wall mounted fully automated system that disposes of an unlimited amount of suctioned fluid providing uninterrupted performance for surgeons while virtually eliminating healthcare workers exposure to potentially infectious fluids found in the surgical environment. The system also provides an innovative way to dispose of ascetic fluid with no evac bottles, suction canisters, transport or risk of exposure. The Company also manufactures and sells two disposable products required for system operation: a bifurcated single procedure filter with tissue trap and a single use bottle of cleaning solution. Both items are used on a single procedure basis and must be discarded after use.

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

Skyline believes that the STREAMWAY SYSTEM is unique to the industry in that it allows for continuous suction to the surgical field and provides unlimited capacity to the user so no surgical procedure will ever have to be interrupted to change canisters. It is wall mounted and takes up no valuable operating room space. The System can replace the manual process of collecting fluids in canisters and transporting and dumping in sinks outside of the operating room that is still being used by many hospitals and surgical centers.

Skyline believes its products provide substantial cost savings and improvements in safety in facilities that still use manual processes. In cases where healthcare organizations re-use canisters, the System eliminates the need for cleaning of canisters for re-use. The SYSTEM reduces the safety issues facing operating room nurses, the cost of the handling process, and the amount of infectious waste generated when the traditional method of disposing of canisters is used. The SYSTEM is fully automated, does not require transport to and from the operating room and eliminates any canister that requires emptying. It is positioned to penetrate its market segment due to its virtually hands free operation, simple design, ease of use, continuous suction, continuous flow, unlimited capacity and efficiency in removal of infectious waste with minimal exposure of operating room personnel to potentially infectious material.

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

On August 30, 2016, the Company entered into a letter of intent to form a joint venture with Electronic On-Ramp, Inc. (“EOR”). EOR’s partner contracts with government agencies are expected to provide the Company with access to bid on procurement contracts for up to $550 million or more in federal funds budgeted for health, security, life safety systems support, humanitarian assistance and disaster preparedness.

At a special meeting of stockholders held on September 15, 2016, the Company’s stockholders (i) approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and (ii) approved an amendment to the Company’s certificate of incorporation to affect a reverse stock split of the outstanding shares of its common stock within certain limits. On September 16, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effect the increase in the authorized capital stock. On October 26, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effect a reverse stock split of the outstanding shares of its common stock at a ratio of one-for-twenty-five (1:25), and a proportionate decrease of the authorized common stock from 200,000,000 shares to 8,000,000 shares. The reverse stock split took effect at 5:00 p.m. New York time on October 27, 2016, and the Company’s common stock commenced trading on a post-split basis on October 28, 2016. The Company’s board of directors have determined that the Company may require additional authorized shares for anticipated equity financings, future equity offerings, strategic acquisition opportunities, and the continued issuance of equity awards under our stock incentive plan to recruit and retain key employees, and for other proper corporate purposes. As a result, the board of directors called another special meeting of the stockholders that took place on January 29, 2017. The vote, a proposal to increase the number of authorized shares of common stock from 8,000,000 shares to 24,000,000 shares of common stock under the Company’s certificate of incorporation passed.

On September 20, 2016, the Company entered into a partnership and exclusive reseller agreement with GLG Pharma (“GLG”). Under the terms of the agreement, GLG intends to develop rapid diagnostic tests that utilize fluid and tissue collected by the STREAMWAY System during procedures. The Company will issue an aggregate of 400,000 shares of common stock to GLG in four separate tranches of 100,000 shares of common stock in each tranche. The shares reserved in each tranche will be released after the achievement of certain development milestones designated in the agreement. In addition, the Company will pay a royalty to GLG on the sale of individual tests. Also, on November 1, 2016, the Company announced that it agreed to grant GLG exclusive rights to market and distribute the STREAMWAY System in the U.K. On November 2, 2016, the Company announced that it agreed to grant GLG the same rights in Poland and certain other Countries in Central Europe.

Effective October 27, 2016, the board of directors of the Company appointed J. Melville (Mel) Engle and Timothy A. Krochuk to serve as directors of the company. These appointments increase the number of directors to five.

Effective November 21, 2016, the Company received a Medical Device Establishment License to sell the STREAMWAY System and related disposables in Canada. The Company is negotiating with several distributors and expects to come to terms covering approximately 1,500 hospitals in all 13 provinces of Canada.

On November 25, 2016, the Company completed a registered direct offering of common stock and warrants. In connection with the registered direct offering, the Company entered into Common Stock Purchase Agreements (the “Purchase Agreements”) with three institutional investors pursuant to which the Company sold an aggregate of 756,999 shares of common stock, par value $0.01 per share, and warrants (the “Series C Warrants”) to purchase up to an aggregate of 756,999 shares of our common stock, par value $0.01 per share. The common stock and Series C Warrants were sold in units, with each unit consisting of one share of common stock and a Series C Warrant to purchase one share of our common stock at an exercise price of $4.46 per share. Each unit was sold at a purchase price of $2.62. Units were not issued or certificated. The shares of common stock and Series C Warrants were immediately separable and were issued separately. The sale of the units were completed on November 29, 2016. The net proceeds to the Company from the registered direct offering, after deducting placement agent fees and estimated offering expenses, were approximately $1.74 million. The units were offered and sold in the registered direct offering pursuant to the Company’s “shelf” registration statement (File No. 333-213766), which was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 4, 2016. Dawson James Securities, Inc. served as the sole placement agent in connection with the registered direct offering. The Company issued a unit purchase option to the placement agent, pursuant to which the Company granted the placement agent the right to purchase from the Company up to a number of units equal to 5% of the units sold in the offering (or up to 37,500 units) at an exercise price equal to 125% of the public offering price of the units in the offering, or $3.275 per unit. The unit purchase option will expire on November 25, 2021.

Effective December 1, 2016, the board of directors of the Company appointed Carl Schwartz to serve as the Chief Executive Officer, and appointed Richard Gabriel to serve as a director of the company. Mr. Gabriel’s appointment increases the number of directors to six.

Effective December 29, 2016, the Nasdaq Hearings Panel granted the Company’s request for continued listing on NASDAQ pursuant to an extension through April 11, 2017, to evidence compliance with the $2.5 million stockholders’ equity requirement. To regain compliance with the minimum stockholders’ equity requirement, the Company completed an underwritten public offering of units for gross proceeds of $3,937,500 on January 19, 2017, as described further below. On February 15, 2017, the Company received formal notice from NASDAQ indicating that the Company have evidenced full compliance with all requirements for continued listing on the Nasdaq Capital Market, and that the Company’s common stock will continue to be listed on Nasdaq. The previously disclosed listing matter has now been closed.

On January 13, 2017, the Company announced the pricing of a firm commitment underwritten public offering of 1,750,000 Units at an offering price of $2.25 per Unit, with each Unit consisting of one share of the Company’s Common Stock and 0.2 of a Series D Warrant, with each whole Series D Warrant purchasing one share of our common stock at an exercise price of $2.25 per whole share. The shares of Common Stock and the Series D Warrants are immediately separable and will be issued separately. Gross proceeds to the Company from the offering was approximately $3,937,500 before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company has granted the underwriter a 45-day option to purchase an additional (i) up to 175,000 additional shares of common stock at the public offering price per unit less the price per warrant included in the unit and less the underwriting discount and/or (ii) additional warrants to purchase up to 35,000 additional shares of common stock at a purchase price of $0.01 per warrant to cover over-allotments, if any. The transaction closed on January 19, 2017. Subsequently, the underwriter exercised the over-allotment option in full to purchase 175,000 additional shares of common stock and Series D Warrants to purchase 35,000 additional shares of common stock. The closing of the exercise of the over-allotment option occurred on February 22, 2017. Net proceeds to the Company from the exercise of the over-allotment in full were approximately $358,312, after deducting underwriting discounts and commissions and before deducting estimated offering expenses payable by the Company.

Our address is 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121. Our telephone number is 651-389-4800, and our website address is www.skylinemedical.com. Information on our website is not included or incorporated by reference in this report.

Industry and Market Analysis

Infectious and Bio-hazardous Waste Management

There has long been recognition of the collective potential for ill effects to healthcare workers from exposure to infectious/bio-hazardous materials. Federal and state regulatory agencies have issued mandatory guidelines for the control of such materials, and in particular, bloodborne pathogens. OSHA’s Bloodborne Pathogens Standard 29 CFR 1910.1030 requires employers to adopt engineering and work practice controls that would eliminate or minimize employee exposure from hazards associated with bloodborne pathogens. The medical device industry has responded to this need by developing various products and technologies to limit exposure or to alert workers to potential exposure.

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

There are approximately 40,000 operating rooms and surgical centers in the U.S. (AHA, Hospital Statistics, 2008). The hospital market has typically been somewhat independent of the U.S. economy; therefore we believe that our targeted market is not cyclical, and the demand for our products will not be heavily dependent on the state of the economy. We benefit by having our products address both the procedure market of nearly 51.6 million inpatient procedures (CDC, National Hospital Discharge Survey: 2010 table) as well as the hospital operating room market (approximately 40,000 operating rooms).

Current Techniques of Collecting Infectious Fluids

Typically, during the course of the procedure, fluids are continuously removed from the surgical site via wall suction and tubing and collected in large canisters (1,500 - 3,000 milliliters (ml) capacity or 1.5 – 3.0 liters) adjacent to the surgical table.

These canisters, made of glass or high impact plastic, have graduated markers on them allowing the surgical team to make estimates of fluid loss in the patient both intra-operatively as well as for post-operative documentation.  Fluid contents are retained in the canisters until the procedure is completed or until the canister is full and needs to be removed.  During the procedure, the surgical team routinely monitors fluid loss using the measurement calibrations on the canister and by comparing these fluid volumes to quantities of saline fluid introduced to provide irrigation of tissue for enhanced visualization and to prevent drying of exposed tissues.  After the procedure is completed, the fluids contained in the canisters are measured and a calculation of total blood loss is determined.  This is done to ensure no excess fluids of any type remain within the body cavity or that no excessive blood loss has occurred, both circumstances that may place the patient at an increased risk post-operatively.

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

Although all of these protection and disposal techniques are helpful, they represent a piecemeal approach to the problem of safely disposing of infectious fluids and fall short of providing adequate protection for the healthcare workers exposed to infectious waste.  A major spill of fluid from a canister, whether by direct contact as a result of leakage or breakage, splash associated with the opening of the canister lid to add gel, while pouring liquid contents into a hopper, or during the disposal process, is cause for concern of acute exposure to human blood components–one of the most serious risks any healthcare worker faces in the performance of his or her job.  Once a spill occurs, the entire area must be cleaned and disinfected and the exposed worker faces a potential of infection from bloodborne pathogens.  These pathogens include, but are not limited to, Hepatitis B and C, HIV/AIDS, HPV, and other infectious agents.  Given the current legal liability environment the hospital, unable to identify at-risk patients due to concerns over patient rights and confidentiality, must treat every exposure incident as a potentially infectious incident and treat the exposed employee according to a specific protocol that is both costly to the facility and stressful to the affected employee and his or her co-workers.  In cases of possible exposure to communicable disease, the employee could be placed on paid administrative leave, frequently involving worker’s compensation, and additional workers must be assigned to cover the affected employee’s responsibilities.  The facility bears the cost of both the loss of the affected worker and the replacement healthcare worker in addition to any ongoing health screening and testing of the affected worker to confirm if any disease has been contracted from the exposure incident.   Canisters are the most prevalent means of collecting and disposing of infectious fluids in hospitals today.  Traditional, non-powered canisters and related suction and fluid disposable products are exempt and do not require FDA clearance.

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

Products

The STREAMWAY Fluid Waste Management System (“SYSTEM”) – Direct-to-Drain Medical Fluid Disposal

The STREAMWAY SYSTEM suctions surgical waste fluid from the patient using standard surgical tubing. The waste fluid passes through our proprietary disposable filters and into our device. The STREAMWAY SYSTEM maintains continuous suction to the procedural field at all times. A simple, easy to use Human Interface Display screen guides the user through the simple set up process, ensuring that a safe vacuum level is identified and set by the user for each procedure and additionally guides them through the cleaning process.

The STREAMWAY SYSTEM is unique to our industry in that it allows for continuous suction to the surgical field and provides unlimited capacity to the user so no surgical procedure will ever have to be interrupted to change canisters. It is wall mounted and takes up no valuable operating room space.

The SYSTEM will replace the manual process of collecting fluids in canisters and transporting and dumping in sinks outside of the operating room that is still being used by many hospitals and surgical centers. The manual process, involving canisters, requires that the operating room personnel open the canisters that contain waste fluid, often several liters, at the end of the surgical procedure and either add a solidifying agent or empty the canisters in the hospital drain system. Some facilities require that used canisters be cleaned by staff and reused. It is during these procedures that there is increased potential for contact with the waste fluid through splashing or spills. The SYSTEM eliminates the use of canisters and these cleaning and disposal steps by collecting the waste fluid in the internal collection chamber and automatically disposing of the fluid with no handling by personnel.  Each procedure requires the use of a disposable filter. At the end of each procedure, a proprietary cleaning fluid is attached to the SYSTEM and an automatic cleaning cycle ensues, making the device ready for the next procedure.  The cleaning fluid bottle and its contents are used to clean the internal fluid pathway in the device to which personnel have no exposure.  During the cleaning cycle, the cleaning fluid is pulled from the bottle into the device, and then disposed in the same manner as the waste fluid from the medical procedure.  At the end of the cleaning cycle, the bottle is discarded and is 100% recyclable. The filter and any suction tubing used during the procedure must be disposed of in the same manner as suction tubing used with the canister system.  Handling of this tubing does present the potential for personnel exposure but that potential is minimal.

We believe our product provides substantial cost savings and improvements in safety in facilities that still use manual processes. In cases where healthcare organizations re-use canisters, the SYSTEM eliminates the need for cleaning of canisters for re-use.  The SYSTEM reduces the safety issues facing operating room nurses, the cost of the handling process, and the amount of infectious waste generated when the traditional method of disposing of canisters is used.  The SYSTEM is fully automated, does not require transport to and from the operating room and eliminates any canister that requires emptying.  We believe it is positioned to penetrate its market segment due to its virtually hands free operation, simple design, ease of use, continuous suction, continuous flow, unlimited capacity and efficiency in removal of infectious waste with minimal exposure of operating room personnel to potentially infectious material.

In contrast to competitive products, the wall-mounted SYSTEM does not take up any operating room floor space and it does not require the use of any external canisters or handling by operating room personnel.  It does require a dedicated system in each operating room where it is to be used.  The SYSTEM is the only known direct-to-drain system that is wall-mounted and designed to collect, measure and dispose of, surgical waste.   Other systems on the market are portable, meaning that they are rolled to the bedside for the surgical case and then rolled to a cleaning area, after the surgery is complete, and use canisters, which still require processing or require a secondary device (such as a docking station) to dispose of the fluid in the sanitary sewer after it has been collected.  They are essentially powered canisters.  A comparison of the key features of the devices currently marketed and the SYSTEM is presented in the table below.

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

The SYSTEM may be installed on or in the wall during new construction or renovation or installed in a current operating room by connecting the device to the hospital’s existing sanitary sewer drain and wall suction systems.  With new construction or renovation, the system will be placed in the wall and the incremental costs are minimal, limited to connectors to the hospital drain and suction systems (which systems are already required in an operating room), the construction of a frame to hold the SYSTEM in position, and minimal labor.  The fluid collection chamber is internal to the device unit and requires no separate installation.  Based upon our consultations with several architects, we believe that there is no appreciable incremental expense in planning for the SYSTEM during construction.

For on-the-wall installation in a current operating room, the location of the SYSTEM may be chosen based on proximity to the existing hospital drain and suction systems.  Installation will require access to those systems through the wall and connection to the systems in a manner similar to that for within-the-wall installation.  The SYSTEM is mounted on the wall using a mounting bracket supplied with the system and standard stud or drywall attachments.

Once installed, the SYSTEM has inflow ports positioned on the front of the device that effectively replace the current wall suction ports most commonly used to remove fluids during surgery.  Additionally, a disposable external filter, which is provided as part of our disposable cleaning kit, allows for expansion to additional inflow suction ports by utilizing one or two dual port filters.

Although the SYSTEM is directly connected to the sanitary sewer, helping to reduce potential exposure to infectious fluids, it is possible that installation of the system will temporarily cause inconvenience and lost productivity as the operating rooms will need to be taken off line temporarily.

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

A summary of the features of the wall unit include:

•	Minimal Human Interaction. The wall-mounted SYSTEM provides a small internal reservoir that keeps surgical waste isolated from medical personnel and disposes the medical waste directly into the hospital sanitary sewer with minimal medical personnel interaction. This minimal interaction is facilitated by the automated electronic controls and computerized LCD touch-screen allowing for simple and safe single touch operation of the device.

•	Fluid Measurement. The STREAMWAY System volume measurement allows for in-process, accurate measurement of blood/saline suctioned during the operative procedure, and eliminates much of the estimation of fluid loss currently practiced in the operating room. This is particularly important in minimally invasive surgical procedures, where accounting for all fluids, including saline added for the procedure, is vital to the operation. The physician and nursing team can also view in real time the color of the extracted or evacuated fluid through the viewing window on the system.

•	Cleaning Solution. A bottle of cleaning solution, proprietary to and sold by us, is used for the automated cleaning cycle at the conclusion of each procedure and prepares the STREAMWAY SYSTEM for the next use, reducing operating room turnover time. The cleaning solution is intended to clean the internal tubing, pathways, and chamber within the system. The cleaning solution bottle is easily attached to the STREAMWAY SYSTEM by inserting the bottle into the mount located on the front of the unit and inverting the bottle. The automated cleaning process takes less than five minutes and requires minimal staff intervention. The disposable cleaning fluid bottle collapses at the end of the cleaning cycle rendering it unusable; therefore, it cannot be refilled with any other solution. The instructions for use clearly state that our cleaning fluid, and only our cleaning fluid, must be used with the STREAMWAY SYSTEM following each surgical case. The warranty is voided if any other solution is used.

•	Procedure Filters. One or two filters, depending on the type of procedure, will be used for every surgical procedure. The filter has been developed by us, is proprietary to the STREAMWAY SYSTEM and is only sold by us. The filter is a two port, bifurcated, disposable filter that contains check valves and a tissue trap that allows staff to capture a tissue sample and send to pathology if needed. The filters are disposed of after each procedure. The cleaning fluid and filter are expected to be a substantial revenue generator for the life of the STREAMWAY SYSTEM.

•	Ease of Use. The SYSTEM simply connects to the existing suction tubing from the operative field (causing no change to the current operative methods). Pressing the START button on the SYSTEM touch screen enacts a step by step instruction with safety questions ensuring that the correct amount of suction is generated minimizing the learning curve for operation at the surgical site.

•	Installation. We arrange installation of the SYSTEM through a partnership or group of partnerships. Such partnerships will include, but not be limited to, local plumbers, distribution partners, manufacturer's representatives, hospital supply companies and the like. We train our partners and standardize the procedure to ensure the seamless installation of our products. The SYSTEM is designed for minimal interruption of operating room and surgical room utilization. Plug-and-play features of the design allow for almost immediate connection and hook up to hospital utilities for wall-mounted units allowing for quick start-up post-installation.

•	Sales Channel Partners. The SYSTEM is sold to end-users through a combination of independent stocking distributors, manufacturer’s representatives, and direct sales personnel. We intend that all personnel involved in direct contact with the end-user have extensive training and are approved by Skyline. We maintain exclusive agreements between Skyline and the sales channel partners outlining stocking expectations, sales objectives, target accounts and the like. Contractual agreements with the sales channel partners are reviewed on an annual basis and we expect that such agreements will contain provisions allowing them to be terminated at any time by Skyline based on certain specified conditions.

•	Competitive Pricing. The list sales price to a hospital or surgery center is $24,900 per system (one per operating room - installation extra) and $24 per unit retail for the proprietary consumable kit to the U.S. hospital market.

Intellectual Property

We believe that to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patent, trade secret and other intellectual property rights and measures to protect our intellectual property.

We spent approximately $406,000 in 2016 and $261,000 in 2015 on research and development.   On January 25, 2014, the Company filed a non-provisional PCT Application No. PCT/US2014/013081 claiming priority from the U.S. Provisional Patent Application, number 61756763 which was filed one year earlier on January 25, 2013. The Patent Cooperation Treaty (“PCT”) allows an applicant to file a single patent application to seek patent protection for an invention simultaneously in each of the 148 member countries of the PCT, including the United States. By filing this single “international” patent application through the PCT system, it is easier and more cost effective than filing separate applications directly with each national or regional patent office in the various countries in which patent protection is desired.

Our PCT patent application is for an enhanced model of the surgical fluid waste management system. We utilize this enhanced technology in the updated version of the STREAMWAY SYSTEM unit we began selling in the first quarter of 2014. We obtained a favorable International Search Report from the PCT searching authority indicating that the claims in our PCT application are patentable (i.e., novel and non-obvious) over the cited prior art. A feature claimed in the PCT application is the ability to maintain continuous suction to the surgical field while simultaneously measuring, recording and evacuating fluid to the facilities sewer drainage system. This provides for continuous operation of the STREAMWAY SYSTEM unit in suctioning waste fluids, which means that suction is not interrupted during a surgical operation, for example, to empty a fluid collection container or otherwise dispose of the collected fluid. We believe that this continuous operation and unlimited capacity feature provides us with a significant competitive advantage, particularly on large fluid generating procedures. All competing products, except certain models of MD Technologies, have a finite fluid collection capacity necessitating that the device be emptied when capacity is reached during the surgical procedure. In the case of MD Technologies while some of their models may have an unlimited capacity their process is not continuous because it requires switching the vacuum containers when one becomes full. For example, when the first container becomes full, the vacuum is switched over to a second container to collect the fluid in the second container while the fluid in the first container is drained. When the second container becomes full, the vacuum is again switched back to the first container to collect fluid while the second container is drained, and so on. Even though the switching of the vacuum between containers is automated in certain MD Technology models, the automated switching results in brief interruptions or reductions in suction during the surgical procedure.

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

The Disposables

The Skyline disposables are a critical component of our business model. The disposables consist of a proprietary, pre-measured amount of cleaning solution in a plastic bottle that attaches to the SYSTEM. The disposables also include a 2-port bifurcated single use in-line filter. The proprietary cleaning solution, placed in the specially designed holder, is attached and recommended to be used following each surgical procedure. Due to the nature of the fluids and particles removed during surgical procedures, the SYSTEM is recommended to be cleaned following each use. The disposables have the “razor blade business model” characteristic with an ongoing stream of revenue for every SYSTEM unit installed, and revenues from the sale of the disposables are expected to be significantly higher over time than the revenues from the sale of the unit. Our disposable, bifurcated filter is designed specifically for use only on our SYSTEM. The filter is used only once per procedure followed by immediate disposal. Our operation instructions and warranty require that a Skyline filter is used for every procedure. We have exclusive distribution rights to the disposable fluid and facilitate the use of only our fluid for cleaning following procedures by incorporating a special container to connect the fluid to the connector on the SYSTEM. We will also tie the fluid usage, which we will keep track of with the SYSTEM software, to the product warranty.

Corporate Strategy

Our strategy is focused on expansion within our core product and market segments, while utilizing a progressive approach to manufacturing and marketing to ensure maximum flexibility and profitability.

Our strategy is to:

•	Develop a complete line of wall-mounted fluid evacuation systems for use in hospital operating rooms, radiological rooms and free standing surgery centers as well as clinics and physicians’ offices.

•	Provide products that greatly reduce healthcare worker and patient exposure to harmful materials present in infectious fluids and that contribute to an adverse working environment.

•	Provide a hybrid sales force utilizing direct salespersons, manufacturing representatives and distributors.

•	Continue to utilize operating room consultants, builders and architects as referrals to hospitals and day surgery centers.

Other strategies may also include:

o	Partnering with leading GOP’s (Group Purchasing Organizations) to gain access to the majority of hospital systems in the United States.

o	Employing a lean operating structure, while utilizing the latest trends and technologies in manufacturing and marketing, to achieve both market share growth and projected profitability.

o	Providing a leasing program and/or “pay per use” program as alternatives to purchasing.

o	Providing service contracts to establish an additional revenue stream.

o	Utilizing the manufacturing experience of our management team to develop sources of supply and manufacturing to reduce costs while still obtaining excellent quality. While cost is not a major consideration in the roll-out of leading edge products, we believe that being a low-cost provider will be important long term.

o	Offering an innovative warranty program that is contingent on the exclusive use of our disposables to enhance the success of our after-market disposable products.

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

Once the procedure has ended, the canisters currently being used in many cases, and their contents must be removed from the operating room and disposed.  There are several methods used for such disposal, all of which present certain risks to the operating room team, the crews who clean the rooms following the procedure and the other personnel involved in their final disposal.  These methods include:

•	Direct Disposal Through the Sanitary Sewer. In virtually all municipalities, the disposal of liquid blood may be done directly to the sanitary sewer where it is treated by the local waste management facility. This practice is approved and recommended by the EPA. In most cases these municipalities specifically request that disposed bio-materials not be treated with any known anti-bacterial agents such as glutalderhyde, as these agents not only neutralize potentially infectious agents but also work to defeat the bacterial agents employed by the waste treatment facilities themselves. Disposal through this method is fraught with potential exposure to the healthcare workers, putting them at risk for direct contact with these potentially infectious agents through spillage of the contents or via splash when the liquid is poured into a hopper – a specially designated sink for the disposal of infectious fluids. Once the infectious fluids are disposed of into the hopper, the empty canister is sent to central processing for re-sterilization (glass and certain plastics) or for disposal with the bio-hazardous/infectious waste generated by the hospital (red-bagged).

•	Conversion to Gel for Red-Bag Disposal. In many hospital systems, the handling of liquid waste has become a liability issue due to worker exposure incidents and in some cases has even been a point of contention during nurse contract negotiations. Industry has responded to concerns of nurses over splash and spillage contamination by developing a powder that, when added to the fluid in the canisters, produces a viscous, gel-like substance that can be handled more safely. After the case is completed and final blood loss is calculated, a port on the top of each canister is opened and the powder is poured into it. It takes several minutes for the gel to form, after which the canisters are placed on a service cart and removed to the red-bag disposal area for disposal with the other infectious waste. There are four major drawbacks to this system:

•	It does not ensure protection for healthcare workers, as there remains the potential for splash when the top of the canister is opened.

•	Based on industry pricing data, the total cost per canister increases by approximately $2.00.

•	Disposal costs to the hospital increase dramatically as shipping, handling and landfill costs are based upon weight rather than volume in most municipalities. The weight of an empty 2,500 ml canister is about 1 pound. A canister and its gelled contents weigh about 7.5 pounds, and the typical cost to dispose of medical waste is approximately $.30 per pound.

•	The canister filled with gelled fluid must be disposed; it cannot be cleaned and re-sterilized for future use.

Despite the increased cost of using gel and the marginal improvement in healthcare worker protection it provides, several hospitals have adopted gel as their standard procedure.

Drainage Systems

Several new medical devices have been developed which address some of the deficiencies described above. MD Technologies, Inc., Cardinal Health, Inc., Dornoch Medical Systems, Inc. (now Zimmer) and Stryker Instruments have all developed systems that provide disposal into the sanitary sewer without pouring the infectious fluids directly through a hopper disposal or using expensive gel powders. Most of these newer products are currently sold with 510(k) concurrence from the FDA. Most of these competing products incorporate an internal collection canister with finite capacity, and while not directly eliminating the need to transport a device to and from the surgical room, we believe most have been successful in eliminating the need for expensive gel and its associated handling and disposal costs.

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

Current Competition, Technology, and Costs

Single Use Canisters

In the U.S., glass reusable containers are infrequently used as their high initial cost, frequent breakage and costs of reprocessing are typically more costly than single use high impact plastic canisters, even when disposal is factored in.  Each single use glass canister costs roughly $8.00 each while the high impact plastic canisters cost $2.00 - $3.00 each and it is estimated that a range of two to eight canisters are used in each procedure, depending on the operation. Our SYSTEM would replace the use of canisters and render them unnecessary, as storage and disposal would be performed automatically by the SYSTEM.  We believe our true competitive advantage, however, is our unlimited capacity, eliminating the need for any high-volume cases to be interrupted for canister changeover.

Solidifying Gel Powder

One significant drawback of the solidifying gels is that they increase the weight of the materials being sent to the landfill by a factor of five to seven times, resulting in a significant cost increase to the hospitals that elect to use the products. The SYSTEM eliminates the need for solidifying gel, providing savings in both gel powder usage and associated landfill costs.

Sterilization and Landfill Disposal

Current disposal methods include the removal of the contaminated canisters (with or without the solidifying gel) to designated biohazardous/infectious waste sites.  Previously, many hospitals used incineration as the primary means of disposal, but environmental concerns at the international, domestic and local level have resulted in a systematic decrease in incineration worldwide as a viable method for disposing of blood, organs or materials saturated with bodily fluids.  When landfill disposal is used, canisters are included in the general red-bag disposal and, when gel is used, comprise a significant weight factor.  Where hopper disposal is still in use, most of the contents of the red-bag consist only of outer packaging of supplies used in surgery and small amounts of absorbent materials impregnated with blood and other waste fluid.  These, incidentally, are retained and measured at the end of the procedure to provide a more accurate assessment of fluid loss or retention.  Once at the landfill site, the red-bagged material is often steam-sterilized with the remaining waste being ground up and interred into a specially segregated waste dumpsite.

Handling Costs

Once the surgical team has finished the procedure, and a blood loss estimate is calculated, the liquid waste (with or without solidifying gels) is removed from the operating room and either disposed of down the sanitary sewer or transported to an infectious waste area of the hospital for later removal. The SYSTEM significantly reduces the labor costs associated with the disposal of fluid or handling of contaminated canisters, as the liquid waste is automatically emptied into the sanitary sewer after measurements are obtained.  We utilize the same suction tubing currently being used in the operating room, so no additional cost is incurred with our process.  While each hospital handles fluid disposal differently, we believe that the cost of our cleaning fluid after each procedure will be less than the current procedural cost that could include the cost of canisters, labor to transport the canisters, solidifying powder, gloves, gowns, mops, goggles, shipping, and transportation, as well as any costs associated with spills that may occur due to manual handling.

A hidden, but very real and considerable handling cost, is the cost of infectious fluid exposure.  A July 2007, research article published in Infection Control Hospital Epidemiology, concluded that “Management of occupational exposures to blood and bodily fluids is costly; the best way to avoid these costs is by prevention of exposures.”  According to the article, hospital management cost associated with occupational blood exposure can, conservatively, be more than $4,500 per exposure.  Because of privacy laws, it is difficult to obtain estimates of exposure events at individual facilities; however, in each exposure the healthcare worker must be treated as a worse case event.  This puts the healthcare worker through a tremendous amount of personal trauma, and the health care facility through considerable expense and exposure to liability and litigation.

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

The SYSTEM saves nursing time as compared to the manual process of collecting and disposing of surgical waste.  Set-up is as easy as attaching the suction tube to the port(s) of the disposable filter on the STREAMWAY SYSTEM. Post-operative clean-up requires approximately five minutes, the time required to dispose of the suction tubing and disposable filter to the red-bag, calculate the patient’s blood loss, attach the bottle of cleaning solution to the SYSTEM, initiate the cleaning cycle, and dispose of the emptied cleaning solution.  The steps that our product avoids, which are typically involved with the manual disposal process include, canister setup, interpretation of an analog read out for calculating fluid, canister management during the case (i.e. swapping out full canisters), and then temporarily storing, transferring, dumping, and properly disposing of the canisters.

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

We differentiate from these competitors since we are completely direct-to-drain and have the most automatic, hands-free process of any of the systems currently on the market.  Each of our competitors, with the exception of MD Technologies, Inc., has some significant manual handling involved in the process.  For instance, some competing products require transport of the mobile unit to a docking port and then emptying of the fluid, while others require that the canister be manually transported to a more efficient dumping station.  Regardless, most of our competitors require more human interaction with the fluid than our products do.  Please refer to the chart included in the section headed as Products for a comparison of the key features of the devices currently marketed and the STREAMWAY SYSTEM.

Although the mobility associated with most of the competing products adds time and labor to the process and increases the chance of worker exposure to waste fluids, it also allows the hospital to purchase only as many mobile units needed for simultaneous procedures in multiple operating rooms.  With the SYSTEM, a unit must be purchased and installed in each room where it is intended to be used.

Marketing and Sales

Distribution

We sell the SYSTEM and procedure disposables through various methods that include a direct sales force and independent distributors covering the clear majority of major U.S. markets.  Currently we have one VP of Sales, one in house sales person and three regional sales managers selling, and demoing the SYSTEM for prospective customers and distributors, as well as, supporting our current customer base for disposable resupply. We are in the process of hiring one additional regional sales manager and various independent contractors. We are close to signing contracts with various hospital purchasing groups and signed on independent distributors. Our targeted customer base includes nursing administration, operating room managers, interventional radiology managers, CFOs, CEOs, risk management, and infection control.  Other professionals with an interest in the product include physicians, nurses, biomedical engineering, anesthetists, imaging, anesthesiologists, human resources, legal, administration and housekeeping.

The major focus of our marketing efforts is to introduce the SYSTEM as a standalone device capable of effectively removing infectious waste and disposing of it automatically while providing accurate measurement of fluids removed, and also limiting exposure of the surgical team and healthcare support staff.

Governmental and professional organizations have become increasingly aggressive in attempting to minimize the risk of exposure by medical personnel to bloodborne pathogens.  We believe that the SYSTEM provides a convenient and cost effective way to collect and dispose of this highly contaminated material.

Our distributors may have installation and service capability, or we will contract those functions with an independent service/maintenance company.   We have hired both distributors and service companies regarding these installation requirements.  We have established extensive training and standards for the service and installation of the SYSTEM to ensure consistency and dependability in the field.  Users of the system require a minimal amount of training to operate the SYSTEM.  The instructions for use and the installation guide are included with every system along with a quick start guide, a troubleshooting manual and an on-board PLC controlling an intuitive touch screen with step by step instruction and safety features.

We have structured our pricing and relationships with distributors and/or service companies to ensure that these entities receive at least a typical industry level compensation for their activities.

Promotion

The dangers of exposure to infectious fluid waste are well recognized in the medical community.  It is our promotional strategy to effectively educate medical staff regarding the risks of contamination using current waste collection procedures and the advantages of the SYSTEM in protecting medical personnel from inadvertent exposure.  We are leveraging this medical awareness and concern with education of regulatory agencies at the local, state and federal levels about the advantages of the SYSTEM.

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

We support our sales organization by attending major scientific meetings where large numbers of potential users are in attendance.  The theme of our trade show booths focus on education, the awareness of the hazards of infectious waste fluids and the Company’s innovative solution to the problem.   We have focused our efforts initially on the Association of Operating Room Nurses (“AORN”) meetings, where the largest concentration of potential buyers and influencers are in attendance and the Radiological Society of North America Scientific Assembly and Annual Meeting.  We have partnered with the Association for Radiologic & Imaging Nursing (“ARIN”) and the American Healthcare Radiology Administrators (“AHRA”). We feature information on protection of the healthcare worker on our website as well as links to other relevant sites. We have invested in limited journal advertising for targeted audiences that have been fully identified.  The initial thrust focuses on features of the product and ways of contacting the Company via the webpage or directly through postage paid cards or direct contact.

Pricing

We believe prices for the SYSTEM and its disposables reflect a substantial cost savings to hospitals compared to their long-term procedure costs.  Our pricing strategy ensures that the customer realizes actual cost savings when using the SYSTEM versus replacing traditional canisters, considering the actual costs of the canisters and associated costs such as biohazard processing labor and added costs of biohazard waste disposal.  Suction tubing that is currently used in the operating room will continue to be used with our system and should not be considered in the return on investment equation.    Our cleaning solution’s bottle is completely recyclable, and the selling price of the fluid is part of the return on investment equation.  The 2-port disposable filter is also integral to our STREAMWAY SYSTEM and is also part of the return on investment equation. In contrast, an operation using traditional disposal methods will often produce multiple canisters destined for biohazard processing.   Biohazard disposal costs are estimated by Outpatient Surgery Magazine to be 5 times more per pound to dispose of than regular waste (Outpatient Surgery Magazine, April 2007). Once the canister has touched blood, it is considered “red bag” biohazard waste, whereas the cleaning fluid bottle used in the SYSTEM can be recycled or disposed with the rest of the facility’s plastics.

The SYSTEM lists for $24,900 per system (one per operating room – installation extra) and $24 per unit retail for the proprietary disposables: one filter and one bottle of cleaning solution to the U.S. hospital market.    By comparison, the disposal system of Stryker Instruments, one of our competitors, retails for approximately $25,000 plus an $11,000 docking station and requires a disposable component with an approximate cost of $25 - $50 per procedure and a proprietary cleaning fluid (cost unknown per procedure).  Per procedure cost of the traditional disposal process includes approximate costs of $2 - $3.00 per liter canister, plus solidifier at $2 per liter canister, plus the biohazard premium disposal cost approximated at $1.80 per liter canister.  In addition, the labor, gloves, gowns, goggles, and other related material handling costs are also disposal expenses.

Installation is done by distributors, independent contractors, or in-house engineering at an estimated price of $300 - $1,000, depending on the operating room.  Installation of the SYSTEM requires access only to the hospital’s sanitary sewer, vacuum suction, and electricity.  To help facilities maintain their utilization rates, we recommend installation during off peak hours.  In smaller facilities, an outside contractor may be called in, while larger institutions have their own installation and maintenance workforce.  Installation time should not seriously impact the use of the operating room.  Each SYSTEM has an industry standard warranty period that can be extended through documented use of our disposables: one filter and one bottle of cleaning solution per procedure.

Engineering and Manufacturing

We are currently manufacturing the SYSTEM in a leased facility. We have the capability to manufacture, test, house, ship and receive from our warehouse. We contracted a manufacturing company, Wair Products in Bloomington, Minnesota, that meets our standards and requirements and that can produce six times the amount of SYSTEM’s produced in-house at our facility monthly as sales increase.

The disposables, including a bottle of proprietary cleaning solution and a 2-port disposable filter, is sourced through Diversified Manufacturing Corporation (cleaning solution) situated in Newport, Minnesota and MPP Corporation (filters), located in Osceola, Wisconsin that has tooled to manufacture our own newly designed disposable filter.

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

A new standard; IEC 60601-1 3rd Edition Medical Device Safety Testing was adopted by the International Organization of Standards in 2005. This standard, which is now recognized by the U.S. FDA, includes a provision of risk management which the 2nd edition did not require. The purpose of these rules is to ensure that equipment manufacturers have safety, performance, and risk management control measures in place.

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

Skyline Medical contracted with TUV (a nationally recognized testing laboratory-NRTL) to certify our STREAMWAY SYSTEM to the new 60601-1 3rd Edition in late 2016. We expect certification to the new standard to be completed in the second quarter of 2017. This certification will be part of our technical file which will be submitted to our Notified Body (BSI) for recommendation for our CE Mark, which will allow us to sell products outside of the United States.

Effective November 21, 2016, the Company received a Medical Device Establishment License to sell the STREAMWAY System and related disposables in Canada. The Company is negotiating with several distributors and expects to come to terms in the next few weeks covering approximately 1,500 hospitals in all 13 provinces of Canada.

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

The FDA requires, pursuant to a final regulation for Establishment Registration and Device Listing for Manufacturers of Devices, that a 510(k) premarket notification be submitted at least ninety days before marketing a device that: (1) is being introduced into distribution for the first time by that person or entity, or (2) is in distribution but is being significantly modified in design or use.  A 510(k) submission must contain, among other things: (i) proposed labeling sufficient to describe the device’s intended use; (ii) a description of how the device is similar or different from other devices of comparable type, or information about what consequences a proposed device modification may have on the device's safety and effectiveness; and (iii) any other information necessary to determine whether the device is substantially equivalent.  The SYSTEM is a Class II device, which is less stringently reviewed as that of a Class III device.  Our COO has numerous years’ significant experience in the FDA clearance process and has a team of regulatory consultants with significant experience in the FDA clearance process.

We filed the 510(k) submission for clearance of the SYSTEM device on March 14, 2009, and received written confirmation on April 1, 2009 that our 510(k) has been cleared by the FDA.

Following this 510(k) clearance by the FDA, we continue to be subject to the normal ongoing audits and reviews by the FDA and other governing agencies.  These audits and reviews are standard and typical in the medical device industry, and we do not anticipate being affected by any extraordinary guidelines or regulations.

Skyline Medical has successfully passed FDA audits over the past few years, with no observations or 483 warning letters issued.

ISO Certification

Skyline Medical hired BSI (British Standards Institute) to be our Notified Body and to audit the Company to ISO 13485:2003 Standards. On June 1, 2016, Skyline successfully passed the audit of our Quality Management System and received its Certificate of Registration for ISO 13485:2003. Our certificate number is FM 649810.

Employees

We have 12 employees, eleven of whom are full-time, and one who is part-time.

Executive Officers and Directors of the Registrant

The following table identifies our current executive officers and directors:

Name	Age	Position Held

Carl Schwartz	75	Chief Executive Officer and Director

David O. Johnson	64	Chief Operating Officer

Bob Myers	62	Chief Financial Officer

Thomas J. McGoldrick	75	Director

Andrew P. Reding	47	Director

J. Melville Engle	67	Director

Timothy A. Krochuk	47	Director

Richard L. Gabriel	68	Director

We have not set a term of office for our directors and each director will serve until their successors are elected and have duly qualified.

There are no family relationships among our directors and executive officers. Our executive officers are appointed by our Board of Directors and serve at the Board’s discretion.

Business Experience

Carl Schwartz, Chief Executive Officer and Director. Dr. Schwartz was the owner manager of dental groups in Burton, Michigan and Grand Blanc, Michigan. Dr. Schwartz previously served on the Board of Delta Dental Corporation of Michigan, was a member of the Michigan Advisory Board for Liberty Mutual Insurance and was a member of the Board of Trustees of the Museum of Contemporary Art in Florida. In 1988 Dr. Schwartz joined a family business becoming chief executive officer of Plastics Research Corporation, a Flint, Michigan, manufacturer of structural foam molding, a low pressure injection molding process. While there he led its growth from $2 million in revenues and 20 employees, to its becoming the largest manufacturer of structural foam molding products under one roof in the U.S. with more than $60 million in revenues and 300 employees when he retired in 2001. He holds B.A. and D.D.S. degrees from the University of Detroit.

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

J. Melville Engle, Director. Mr. Engle was appointed to the Board of Directors on October 27, 2016. Mr. Engle has worked in the healthcare industry for the past three decades. Since 2012, he has served as President and Chief Executive Officer of Engle Strategic Solutions, a consulting company focused on CEO development and coaching, senior management consulting, corporate problem solving and strategic and operational planning. He is Chairman of the Board of Windgap Medical, Inc., and has held executive positions at prominent companies including Chairman and Chief Executive Officer at ThermoGenesis Corp., Regional Head/Director, North America at Merck Generics, President and Chief Executive Officer of Dey, L.P. and CFO, at Allergan, Inc. In addition to ThermoGenesis, he has served on the Board of Directors of several public companies, including Oxygen Biotherapeutics and Anika Therapeutics. Mr. Engle holds a BS in Accounting from the University of Colorado and a MBA in Finance from the University of Southern California. He has served as a Trustee of the Queen of the Valley Medical Center Foundation, was a Board Member of the Napa Valley Community Foundation, and at the Napa College Foundation. He was also Vice Chair of the Thunderbird Global Council at the Thunderbird School of Global Management in Glendale, Arizona.

Timothy A. Krochuk, Director. Mr. Krochuk was appointed to the Board of Directors on October 27, 2016 and is a co-founder and managing director of GRT Capital Partners, LLC, an investment adviser based in Boston, and is a Portfolio Manager and Managing Partner for the GRT BioEdge Ventures Fund, a fund focused on equity investments in privately held, emerging healthcare and biopharmaceutical companies. Prior to starting GRT Capital Partners in 2001, Mr. Krochuk became the youngest diversified portfolio manager in the history of Fidelity and was responsible for the development, programming and implementation of investment models used by mutual funds with more than $20 billion in assets under management. He currently serves as Chief Executive Officer of CHP Clean Energy, a full service provider of biogas power combined heat and power systems for wastewater treatment facilities with anaerobic digesters, which he founded in 2009. He also serves on the Board of Directors of Windgap Medical and Flatirons Bank. Mr. Krochuk holds an AB in Economics from Harvard College, a Chartered Financial Analyst designation, an Executive Masters Professional Director Certification from the American College of Corporate Directors and is an active member of the Board of the Massachusetts General Hospital President’s Council.

Richard L. Gabriel, Director. Mr. Gabriel was appointed to the Board of Directors on December 1, 2016. He has more than 40 years of relevant healthcare experience, including two decades of executive leadership and as a director and consultant to development-stage companies. In addition serving as chief operating officer of GLG Pharma since 2009, from 2003 until 2009 Mr. Gabriel was chief executive officer of DNAPrint Genomics and DNAPrint Pharmaceuticals. He is currently a director of Windgap Medical. Mr. Gabriel holds an MBA from Suffolk University in Boston, and a BS in Chemistry from Ohio Dominican College in Columbus.

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

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the first two quarters of 2017. We had revenues of $456,000 in 2016, but we had negative operating cash flows of $4.4 million. In November 2016, we received proceeds of $1.7 million because of our registered direct offering. Our cash and cash equivalents balance was $1.8 million as of December 31, 2016, and our accounts payable and accrued expenses were an aggregate $1.9 million. We are currently incurring negative operating cash flows of approximately $365,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

As of December 31, 2016, the Company had no debt. On January 19, 2017, we received proceeds of $3.5 million because of a public offering. Subsequently, in connection the underwriter exercised the over-allotment option in full; we received additional proceeds of $350,000 on February 22, 2017. Our cash and cash equivalents balance on January 31, 2017 was approximately $5.0 million.

We may require additional funding to finance operating expenses and to invest in our sales organization and new product development and to enter the international marketplace. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

Because of the above factors, our independent registered public accounting firm has indicated in their audit opinion, contained in our financial statements included in this annual report on Form 10-K, that they have serious doubts about our ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

If demand for our product is unexpectedly high, there is no assurance that there will not be supply interruptions or delays.

We are currently manufacturing the STREAMWAY SYSTEM, following GMP compliance regulations of the FDA, at our own facility and anticipate the capability of producing the STREAMWAY SYSTEM in sufficient quantities for future near term sales. We have contracted with a manufacturing company that can manufacture products at higher volumes. However, if demand for our product is unexpectedly high, there is no assurance that we or our manufacturing partners will be able to produce the product in sufficiently high quantity to satisfy demands. Any supply interruptions or inadequate supply would have a material adverse effect on our results of operations.

We are dependent on a few key executive officers for our success. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of an investment.

Our success depends on the skills, experience and performance of key members of our management team. We heavily depend on our management team: Carl Schwartz, our Chief Executive Officer, David O. Johnson, our Chief Operating Officer, and Bob Myers, our Chief Financial Officer. We have entered into employment agreements with both the COO and the CFO of the senior management team and we may expand the relatively small number of executives in our company. We expect to offer remuneration to Dr. Schwartz, our CEO, at an unspecified time in the future when the Company cash flows are sufficient. Were we to lose one or more of these key individuals, we would be forced to expend significant time and money in the pursuit of a replacement, which could result in both a delay in the implementation of our business plan and the diversion of our limited working capital. We can give you no assurance that we can find satisfactory replacements for these key individuals at all, or on terms that are not unduly expensive or burdensome to our company.

Our success is dependent on our ability to attract and retain technical personnel, sales and marketing personnel, and other skilled management.

Our success depends to a significant degree on our ability to attract, retain and motivate highly skilled and qualified personnel. Failure to attract and retain necessary technical, sales and marketing personnel and skilled management could adversely affect our business. If we fail to attract, train and retain sufficient numbers of these highly-qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.

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

We do not expect to pay dividends for the foreseeable future, and we may never pay dividend; investors must rely on stock appreciation for any return on investment in the Company’s common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize certain returns on their investment. As a result, investors must rely on stock appreciation and a liquid trading market for any return on investment in the Company’s common stock.

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

There are a substantial number of shares of our common stock held by stockholders who owned shares of our capital stock prior to this offering that may be able to sell in the public market upon expiration of the 90-day lock-up agreement they signed in connection with the Company’s public offering which was consummated in August 2015. Sales by such stockholders of a substantial number of shares could significantly reduce the market price of our common stock.

Our Board of Directors’ ability to issue “blank check” preferred stock and any anti-takeover provisions we adopt may depress the value of our common stock.

Our certificate of incorporation authorizes 20,000,000 shares of “blank-check” preferred stock, of which 19,920,754 remain available for issuance. Our Board of Directors has the power to issue any or all of the shares of such preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking the approval of our common stockholders, subject to certain limitations on this power under the listing requirements of The NASDAQ Capital Market and the laws of the state of Delaware. The authority of our Board of Directors to issue “blank-check” preferred stock, along with any future anti-takeover measures we may adopt, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of us not approved by our Board of Directors. Thus, our stockholders may lose opportunities to dispose of their shares of our common stock at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price of our common stock and the voting and other rights of our stockholders may also be affected.

We have not included the securities of certain investors in the registration statement for the Company’s unit offering that closed on January 19, 2017, despite the fact that such investors have registration rights, and if they assert claims against us, such claims could have an adverse effect on us.

On November 25, 2016, the Company conducted a registered direct offering in which three investors purchased units that included warrants (the “Series C Warrants”) to purchase up to an aggregate of 756,999 shares of our common stock (the “Series C Warrant Shares”) at an exercise price of $4.46 per share. The Series C Warrants have a term of five years and will be exercisable starting May 25, 2017. The agreements for the Series C Warrants granted piggy-back registration rights to the holders that, by their terms, required the Company to include the Series C Warrant Shares in the registration statement for the Company’s unit offering that closed on January 19, 2017. The Company did not include the Series C Warrant Shares in such registration statement, because the Series C Warrants were not yet exercisable, and therefore the underlying shares could not be sold in that offering. Instead, the Company sought waivers of the registration rights of such investors in connection with this offering, in exchange for the Company’s offer of an agreement to file a separate registration statement covering the resale of the Series C Warrant Shares. However, the investors declined to sign waivers. Therefore, there is a possibility that the investors will assert claims against the Company based on failure to include the Series C Warrant Shares in the registration statement for such offering. If the investors assert such claims, the Company believes they will not be able to demonstrate any damages, because the Company offered to separately register the Series C Warrant Shares. However, if the investors assert such claims, there is no assurance that the investors will not be able to recover damages that would have a material adverse effect on the Company, or that such claims would not otherwise have a material adverse effect.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on The NASDAQ Capital Market under the symbol “SKLN”. Prior to August 31, 2015, our common stock was quoted by the OTCQB under the symbol “SKLN.QB.” The following table sets forth the high and low bid information for our common stock for each quarter within our last two fiscal years as reported by The NASDAQ Capital Market or the OTCQB, as applicable. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions. These prices reflect the 1:25 reverse stock split of our outstanding shares effected on October 27, 2016, as well as rounding.

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2016	$6.05	$1.52
September 30, 2016	$6.75	$2.00
June 30, 2016	$7.25	$2.53
March 31, 2016	$96.50	$4.13

December 31, 2015	$169.00	$57.75
September 30, 2015	$144.50	$68.75
June 30, 2015	$178.75	$50.00
March 31, 2015	$175.00	$50.00

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

As of March 9, 2017, the closing bid price for shares of our common stock was $2.17 per share. The Series B Preferred Stock and Series A Warrants are not traded on any security markets.

Holders

As of March 9, 2017, there were approximately 137 stockholders of record of our Common Stock and 11 holders of record of the Series B Preferred Stock, 1 holder of record of Series A Warrants, 9 holders of record of our Series B Warrants and 1 holder of record of our Series D Warrants.

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

Recent Sales of Unregistered Securities

The following is a summary of our transactions during the last three years involving sales of our securities that were not registered under the Securities Act:

In January 2014, a warrant holder opted for a cashless warrant exercise resulting in issuing 70 shares of common stock pursuant to the warrant instruction for cashless exercise.

On January 6, 2014, the Company issued 174 shares of common stock to the former CEO exercising stock options with an exercise price of $18.75.

In January 2014, a vendor received 80 shares of common stock at $515.75 per share in payment for public relations services.

In January 2014, a warrant holder opted for a cashless warrant exercise resulting in issuing 133 shares of common stock pursuant to the warrant instruction for cashless exercise.

In January 2014, a vendor exercised a portion of options received in payment for executive placement. He received 11 shares of common stock at $131.25 per share.

In February 2014, we raised $2,055,000 in gross proceeds from a private placement of Series A Convertible Preferred Stock, par value $0.01 (the “Series A Preferred Shares”) pursuant to a Securities Purchase Agreement with certain investors (the “Purchasers”) who purchased 20,550 Series A Preferred Shares, and warrants (the “Warrants”) to acquire an aggregate of approximately 862 shares of Common Stock. The Series A Preferred Shares were initially convertible into shares of Common Stock at an initial conversion price of $487.50 per share of Common Stock, subject to adjustment. The Warrants are exercisable at an exercise price of $609.50 per share and expire five years from the Closing Date. If the Common Stock is not listed on the NASDAQ Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the Closing, the Company was required to issue additional Warrants to purchase additional shares of Common Stock, equal to 30% of the shares of Common Stock which the Series A Preferred Shares each Purchaser purchased are convertible into. As of August 4, 2014, the Company issued additional warrants to purchase 2,459 shares to the Purchasers in connection with this provision. See (Note 3 to the Financial Statements included in this report).

In February 2014, two warrant holders opted for a cashless warrant exercise resulting in issuing 87 shares of common stock pursuant to the warrant instruction for cashless exercise.

In February 2014, a warrant holder exercised his warrant resulting in issuing 107 shares of common stock at an exercise price of $337.50 per share for $36,000.

In February 2014, the Company issued 54 shares of common stock at $468.75 per share to a vendor as part of a contract for investor relations consulting.

In February 2014, because of completing payments for the first of three years pursuant to a settlement agreement, 534 shares of common stock held in escrow was canceled and reissued for 356 shares. The shares held in escrow will reduce by 178 shares in February 2015 and then again for the remaining 178 shares in February 2016 as the settlement is paid without default.

In March 2014, four warrant holders opted for a cashless warrant exercise resulting in issuing 317 shares of common stock pursuant to the warrant instruction for cashless exercise.

In March 2014, one warrant holder opted for a cashless warrant exercise resulting in issuing 12 shares of common stock pursuant to the warrant instruction for cashless exercise.

In March 2014, the Company issued preferred dividends pursuant to the PPM agreement. The preferred shares were converted into common stock resulting in the issuance of 39 shares of common stock.

In March 2014, a warrant holder exercised a combined cashless and cash warrant exercise. The cashless exercise resulted in issuing 134 shares of common stock pursuant to the warrant instruction for exercise. The cash exercise resulted in the issuance of 178 shares of common stock at an exercise price of $281.25 per share.

In April 2014, SOK transferred 800 shares of common stock, par value $0.01, to six stockholders. Two of these stockholders, Frank Mancuso Jr. and Arnon Dreyfuss are former directors of the Company who served on the Board at the time of these transfers. Mr. Mancuso received 134 shares and Dr. Dreyfuss received 267 shares.

In May 2014, the Company issued 86 shares of common stock at $281.25 per share to a vendor as part of a contract for investor relations consulting.

In May 2014, the Company issued 54 shares of common stock at $468.75 per share to a vendor as part of a contract for investor relations consulting.

In May 2014, a warrant holder opted for a cashless warrant exercise resulting in issuing 149 shares of common stock pursuant to the warrant instruction for cashless exercise.

On June 30, 2014, the Company issued dividends to the holders of Series A Preferred Shares in the form of common stock per a stipulated $487.50 per share. As a result, 63 shares of common stock were issued to the Preferred Holders.

On July 23, 2014, the Company entered into Securities Purchase Agreements with certain investors, including SOK, an affiliate of the Company, pursuant to which the Company agreed to offer and sell an aggregate of $733,173.60 in principal amount of senior convertible notes, in addition to warrants to purchase shares of the Company’s common stock.

In July 2014, a warrant holder opted for a cashless warrant exercise resulting in issuing 57 shares of common stock pursuant to the warrant instruction for cashless exercise. The warrant holder notified the Company at the close of the second quarter that the original warrant had been lost in a fire. The warrant holder wanted to exercise his warrant but needed a replacement warrant to do so. The Company had already reported that the warrant had expired at the end of the second quarter. The Company issued a replacement warrant early in the third quarter and the warrant holder immediately opted for a cashless exercise.

On July 31, 2014, the Company pursuant to a securities purchase agreement dated July 31, 2014 between the Company and the purchaser named therein, offered and sold convertible notes and warrants for an aggregate of $122,195.60 in principal amount of senior convertible notes, in addition to warrants to purchase shares, of the Company’s common stock.

In August 2014, a warrant holder exercised his warrant resulting in issuing 445 shares of common stock at an exercise price of $140.75 per share for $62,500.

In August 2014, a vendor exercised a portion of options received in payment for executive placement. He received 14 shares of common stock at $131.25 per share.

On August 8, 2014, the Company, pursuant to a securities purchase agreement dated August 8, 2014 between the Company and the purchaser named therein, offered and sold an aggregate of $305,489.00 in principal amount of senior convertible notes, in addition to warrants to purchase shares of the Company’s common stock.

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

On September 30, 2014, the Company issued dividends to the holders of Series A Preferred Shares in the form of common stock per a stipulated $487.50 per share. As a result, 63 shares of common stock were issued to the Preferred Holders.

In October 2014, SOK Partners, LLC transferred 5,560 shares of Skyline Medical common stock to Prospect Park Capital Corp. a nonaffiliated company. There is one current director of the Company, Joshua Kornberg on the Board of Prospect Park Capital Corp. Mr. Kornberg is also President and Chief Executive Officer of the Company. In addition, Frank Mancuso Jr., a former director if the Company, is on the Board of Prospect Park Capital Corp. Mr. Mancuso served on the Company’s board at the time of the transfer.

In November 2014, the Company issued warrants to an advisor to purchase 223 shares of common stock at $309.50 per share, subject to adjustment of the exercise price in certain events.

On December 31, 2014, the Company issued dividends to the holders of Series A Preferred Shares in the form of common stock per a stipulated $487.50 per share. As a result, 63 shares of common stock were issued to the Preferred Holders (in January 2015, the Company issued additional shares as dividends because of a true-up for using $487.50 as a price per share in September and December instead of $243.75).

In January 2015, the Company released 548 shares of common stock from the escrow account pursuant to a settlement agreement. Unless otherwise specified above, the Company believes that all of the above transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his/her/its own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Securities Act; and (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement needed to be in effect prior to such issuances.

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

In May 2016, the Company issued 135,995 shares of common stock, par value $0.01, at $3.75 per share to a vendor for Investment banking Services.

On July 1, 2016, the Company issued inducement stock options in accordance with NASDAQ listing rules for 40,000 shares of common stock, par value $0.01, at $3.75 per share to the Company’s newly hired Vice President of Sales. The options will vest in six equal increments: on the first, second, third, fourth, fifth and sixth quarters of the hiring date anniversary. The options were granted outside of the Company’s stock incentive plan but are subject to terms and conditions generally consistent with the plan. The issuance of these inducement options were made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering, and regulations promulgated thereunder.

In September 2016, the Company issued 26,000 shares of common stock, par value $0.01, at $4.50 per share to a vendor for Investment Relations Services.

On October 4, 2016, the Company issued 400,000 shares of common stock, par value $0.01, to be held in escrow in connection with the Company’s Partnership and Exclusive Reseller Agreement with GLG Pharma, LLC. For this issuance, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and the sale of the shares did not involve a public offering.

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

Overview

We were incorporated in Minnesota in April 2002 under the name BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware corporation as the surviving corporation of the merger. We manufacture an environmentally conscientious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care.   Since our inception in 2002, we have invested significant resources into product development.  We believe that our success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to our wall-mounted Fluid Management System (“SYSTEM”) and use of our proprietary cleaning fluid and bifurcated filter.

We currently have a Vice President of Sales, one in house sales person and three regional sales managers to sell the STREAMWAY SYSTEM. We are hiring an additional regional sales manager in March 2017 and plan to sign approximately 30 independent contractors to further represent the Company across the country in the first quarter. We are negotiating with Canadian distributors to represent the Company across the 13 provinces of Canada now that we have been issued our Medical Device Establishment License permitting the Company to sell the STREAMWAY SYSTEM and disposables in Canada. In 2016, we signed a reseller agreement with Munro Enterprises LLC granting certain exclusive rights to market and distribute the STREAMWAY SYSTEM to the U.S. federal government including U.S. Department of Defense and U.S. Health and Human Services facilities, among others. We have additionally, signed an agreement with Munro to represent the Company as an independent contractor in the District of Columbia, Maryland, Virginia and West Virginia. Munro Enterprises LLC is an Economically-Disadvantaged, Woman-Owned Small Business.

Since inception, we have been unprofitable. We incurred net losses of approximately $6.5 million and $4.8 million for the years ended December 31, 2016, and December 31, 2015, respectively. As of December 31, 2016, and December 31, 2015, we had an accumulated deficit of approximately $47.0 million and $40.5 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY SYSTEM and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

In the first quarter of 2014, the Company commenced sales of an updated version of the STREAMWAY SYSTEM, which provide a number of enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. This updated version utilizes improved technology, including the capability for continuous flow and continuous suctioning, as covered by our provisional patent application filed in 2013 and our non-provisional patent application filed in January 2014. We have sold one hundred STREAMWAY units to date.

We expect the revenue for STREAMWAY SYSTEM units to increase significantly at such time as the hospitals approve the use of the units for their applications and place orders for billable units. We also expect an increase in trial based units. Trial basis units are either installed in or hung on the hospital room wall. The unit is connected to the hospital plumbing and sewer systems, as well as, the hospital vacuum system. The unit remains on the customer site for 2 – 4 weeks, as contracted, at no cost to the customer. However, the customer does purchase the disposable kits necessary to effectively operate the units. Once the trial period has expired the unit is either returned to the Company or purchased by the customer. If purchased, at that time, the Company invoices the customer based upon a contracted price negotiated prior to the trial.

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Financing Transactions” below. In 2014, we completed private placements of Series A Preferred Stock and convertible notes raising aggregate gross proceeds of $3,530,000. In September 2014, we commenced a public offering that was delayed, and we did not complete our public offering until August 2015. During that period of time, due to limited funding and continued operating losses, we curtailed our operations and delayed our expenditures to stay in operation. These factors negatively affected our sales in late 2014 and the full year 2015. On August 31, 2015, the Company completed a public offering of units consisting of common stock, preferred stock and warrants, as well as concurrent uplisting to The NASDAQ Capital Market, resulting in net proceeds of approximately $13.5 million. On November 30, 2016, the Company completed a registered direct offering of units consisting of common stock and warrants, with net proceeds of approximately $1.7 million. On January 19, 2017, the Company received net proceeds of $3.5 million as a result of a public offering of units consisting of common stock and warrants. Subsequently, in connection with the offering the underwriter exercised their over-allotment option in full; the Company received additional proceeds of $350,000 on February 22, 2017.

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

Results of Operations

Comparison of Year Ended December 31, 2016 with Year Ended December 31, 2015

Revenue. We recorded revenue of $456,000 in 2016, compared to $654,000 in 2015.  Revenue in 2016 included the sale of four STREAMWAY systems and disposable supplies to operate the STREAMWAY. The revenue in 2015 included the sale of twenty STREAMWAY systems and disposable supplies to operate the STREAMWAY. Our revenues and product sales declined in 2016 due to an insufficient sales force and limited brand awareness. The Company spent the first half of 2016 repositioning itself with our own customer base ensuring that our units were all the latest iteration. On July 1, 2016, the Company hired a Vice President of Sales who has since restructured our sales program, marketing system and advertising plan.

Cost of sales. Cost of sales was $182,000 in 2016 compared to $304,000 in 2015. The gross profit margin was 60% in 2016 and 54% in 2015. In the prior year the Company absorbed the cost of upgrading or replacing earlier generation systems, which increased our cost of goods sold relevant to actual margin on new units sold. In 2016 we completed those upgrades which still reduced our margins but not as significantly. We expect 2017 to normalize to a higher gross profit percentage. The Company also developed ways to reduce costs through tooling parts and purchasing different components that improved the STREAMWAY Systems while costing less. However, in 2016, our sharp decline in sales negatively impacted our ability to leverage costs and negatively impacted our profit margin. As our revenues increase through System sales we expect costs to decline as a percentage of our revenue due to our volume discount purchasing agreements with our suppliers.

General and Administrative expense. General and administrative (G&A) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

G&A expense increased to $5,175,000, for 2016 from $3,399,000 in 2015. The $1,776,000 increase in G&A expenses for 2016, compared to 2015, is primarily due to a severance package negotiated in settlement with the former CEO which resulted in recognition in 2016 of $1,019,000 in combined cash and stock awards payable in 2016 and 2017. Additionally, our Investors Stock Compensation expense increased by $1,151,000 as a result of expenses consistent with the exercise of cashless warrants and a contract that awarded stock to our investment banker. Legal fees were higher by $840,000 due to matters that included two registered exchange offers, registration statements related to our equity offerings, negotiation of the separation agreement of our former CEO, and complex SEC filings. This amount includes approximately $224,000 of claimed legal fees that the Company is disputing. Investor Relations expenses were $562,000 higher in 2016 due to hiring firms representing the Company, proxy solicitor billings supporting our annual and special meetings to aide in securing positive outcomes on shareholder votes and the exchange offers, and hiring a new investor/public relations firm. Recruiting fees increased by $84,000 toward hiring our new Vice President of Sales. There were offsetting decreases to salaries, taxes and benefits totaling $172,000 as a result of the former CEO leaving the Company in May 2016. The current CEO has taken no compensation other than stock options as director and advisory board compensation, since the departure of the former CEO. Further offsets are a $524,000 reduction in bonuses predominantly paid to the former CEO in 2015, $625,000 less in Stock Based Compensation predominantly to the former CEO in 2015; $475,000 less in 2016 towards Convertible Note Expenses that covered the premiums for payouts to bridge loans in 2015, and $145,000 less in miscellaneous expense in 2016 as there were no forbearance payments relevant to settlement agreements that existed in 2015.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the Company’s current stage.

Operations expense increased to $1,158,000 in 2016 compared to $847,000 in 2015. The $311,000 increase in operations expense in 2016 was primarily due to a $145,000 increase in Research and Development costs incurred for testing to obtain our CE Mark for international selling capabilities, testing to receive our Medical Device License to sell the STREAMWAY in Canada and to also obtaining current generation electrical approvals required to continue selling in the United States. There was an increase of $111,000 for salaries, taxes and benefits due to hiring two additional employees; an engineer and a quality assurance professional. Consulting increased by $65,000 largely due to software engineering for the STREAMWAY System. There was a $16,000 increase in bonuses predominantly to the COO. There was a $38,000 decrease resulting from reduced inventory adjustments in 2016.

Sales and marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trade shows, product literature and other sales and marketing activities.

Sales and marketing expenses decreased to $468,000 in 2016 compared to $504,000 in 2015. The $36,000 decrease is a result of a $142,000 decrease in salaries, payroll taxes and benefits due to a reduced sales staff and $6,000 decreased commissions for less sales in 2016. We hired our new Vice President of Sales on July 1, 2016, and we have continued to build our sales team. There were offsetting increases as a result of $68,000 more in advertising and trade show expenses in 2016, $14,000 more for consulting to investigate government FSA contracts, an additional $6,000 in web development and an effect of $15,000 in sales bonuses as a result of a credit balance in 2015.

Interest Expense. Interest expense decreased to $3 in 2016 compared to $391,000 in 2015. The Company had no debt in 2016.

Liquidity and Capital Resources

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

Cash Flows for the Year Ended December 31, 2016

Net cash used in operating activities was $4,381,000 for 2016, compared with net cash used of $7,487,000 for 2015. Our cash use in 2015 was increased because our public offering in August 2015 provided net proceeds of $13.5 million of which we used $5.8 million in cash in 2015 to cover accrued debts and obligations, much of which had been accrued in prior years and most of which was required to be paid upon completion of the offering or were considered past due. These payments included: premium paid plus interest to redeem convertible notes as agreed with the holders to induce the redemption at a rate of 140% of principal: $616,000; past due payrolls and taxes for employees: $1,420,000; and past due amounts upon agreed upon legal settlements, including interest and penalties: $916,000. As a result, the cash used in 2015 was higher than that used in 2016, though in 2016 there was a further reduction in Accounts Payables that was offset by additional accruals particularly for legal expenses that are being disputed.

Cash flows used in investing activities was $423,000 for 2016 and $61,000 in 2015. Our investment expenses in 2016 were primarily for purchasing marketable securities and certificates of deposit.

Net cash provided by financing activities was $1,712,000 for 2016 compared to net cash provided of $12,388,000 for 2015.  In 2016, the Company received a net of $1,712,000 from a registered direct offering. The Company completed a public offering on August 31, 2015 raising a net $13,555,003. This was partially offset by redeeming the convertible notes issued in 2014 and 2015 with a remaining principal amount of $933,074 not including accrued interest and redemption premiums.

Liquidity, Plan of Financing and Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $47.0 million as of December 31, 2016. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding) and a registered direct offering raising a net $1,712,000 in 2016 and a qualified public offering raising a net $13,555,003, after deducting underwriting discounts, commissions and expenses in 2015. We currently have no outstanding bank debt and no secured indebtedness. The Company raised an additional net of $3,509,000 in January 2017 as a result of a public offering.

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the first two quarters of 2017.

We had revenues of $456,000 in 2016, but we had negative operating cash flows of $4.4 million. In November 2016, we received a net of $1,712,000 as a result of a registered direct offering. Our cash balance was $1.8 million as of December 31, 2016, and our accounts payable and accrued expenses were an aggregate $1.9 million. We are currently incurring negative operating cash flows of approximately $364,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

As of December 31, 2016, the Company had no debt. In the first quarter of 2017, the Company received $3,509,000 net from a public offering and $350,000 from a second closing involving the underwriter’s over-allotment option. We may require additional funding to finance operating expenses and to invest in our sales organization and new product development and to enter the international marketplace. If necessary, we will attempt to raise these funds through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing may be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

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

Series A Preferred Stock. On February 4, 2014, we raised $2,055,000 in gross proceeds from a private placement of Series A Convertible Preferred Stock. The investors purchased 20,550 Preferred Shares, and warrants (the “Warrants”) initially to acquire an aggregate of approximately 21,334 shares of Common Stock. The Warrants were initially exercisable at an exercise price of $24.38 per share and expire after five years from the Closing Date. In August 2014, because the Common Stock was not listed on the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE MKT within 180 days of the closing date, the Company was required to issue 61,542 additional Warrants. As a result of not reaching certain sales goals by January 2015, the number of shares of Common stock for which such Warrants may be exercised were increased 2.5 times under the terms of the Warrants; these additional Warrants were subsequently canceled in connection with the Unit Exchange described below. The Warrants are exercisable on any day or after the date of issuance, and have a term of five years. However, a holder is prohibited from exercising a Warrant if, as a result of such exercise, the holder, together with its affiliates, would exceed certain limitations on conversion so that the holder will not own more than 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the Warrants held by the applicable holder, with the percentage subject to increase in certain circumstances.

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

2015 Public Offering of Units

On August 31, 2015 (the “Issuance Date”), the Company completed a public offering (the “Offering”) of 1,666,667 Units (the “Units”) as described below. The public offering price in the Offering was $9.00 per Unit, and the purchase price for the underwriter of the Offering (the “Underwriter”) was $8.28 per Unit, resulting in an underwriting discount and commission of $0.72 (or 8.00%) per Unit and total net proceeds to the Company before expenses of $13.8 million. The Company had granted the Underwriter an option for a period of 45 days to purchase up to an additional 250,000 Units solely to cover over-allotments. The Underwriter chose not to purchase any additional Units under the over-allotment option. The Company paid to the Underwriter a non-accountable expense allowance equal to 1% of the gross proceeds of the Offering and agreed to reimburse expenses incurred by the Underwriter up to $70,000. On August 31, 2015, as a result of the consummation of the Offering and the issuance of the 228,343 Exchange Units in the Unit Exchange described below, the Company issued a total of 1,895,010 Units, comprised of a total of aggregate of 75,801 shares of Common Stock, 1,895,010 shares of Series B Preferred Stock and 7,580,040 Series A Warrants.

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

As defined in the Series A Warrants, “Black Scholes Value” means the Black Scholes value of an option for one share of Common Stock at the date of the applicable Cashless Exercise, as such Black Scholes Value is determined, calculated using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg utilizing Ii) an underlying price per share equal to 55% of the Unit price, or $123.75 per share, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of the Series A Warrant as of the applicable Cashless Exercise, (iii) a strike price equal to the exercise price in effect at the time of the applicable Cashless Exercise, (iv) an expected volatility equal to 135% and (v) a remaining term of such option equal to five years (regardless of the actual remaining term of the Series A Warrant). In the event that the Black Scholes Pricing Model from the “OV” function on Bloomberg is unavailable, the Company will calculate the Black Scholes Value in good faith, which calculation shall be definitive.

The Black Scholes Value (as defined above) as of September 30, 2016 was $4.319, and the closing bid price of Common Stock as of September 30, 2016, was $4.125. Therefore, an exercise on that date would have resulted in the issuance of .40 shares of Common Stock for each Series A Warrant. Approximately 6,141,115 Series A Warrants have been exercised in cashless exercises as of September 30, 2016, resulting in the issuance of 2,318,663 shares of Common Stock. If all of the remaining 35,084 Series A Warrants that were issued as part of the Units sold in the Offering and part of the Units issued on August 31, 2015 were exercised pursuant to a cashless exercise and the closing bid price of our common stock as of the two trading days prior to the time of such exercise was $0.43 per share or less and the Black Scholes Value were $4.319 (the Black Scholes Value as of September 30, 2016), then a total of approximately 564 shares of our common stock would be issued to the holders of such Series A Warrants.

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

2016 Registered Direct Offering

On November 29, 2016, the Company closed a registered direct offering for gross proceeds of $1,938,337. The offering consisted of 756,999 shares of common stock priced at $2.62 per share and five-year warrants for 756,999 shares of common stock that become exercisable in six months, with a strike price of $4.46 per share. The net proceeds from the sale of the securities, after deducting placement agent fees and related offering expenses, was $1,739,770.

2017 Public Offering of Units

On January 19, 2017, the Company closed a firm commitment underwritten public offering of 1,750,000 Units at an offering price of $2.25 per Unit, with each Unit consisting of one share of the Company’s common stock and 0.2 of a Series D Warrant, with each whole Series D Warrant purchasing one share of our common stock at an exercise price of $2.25 per whole share. The shares of the common stock and the Series D Warrants were immediately separable and were issued separately. Gross proceeds to the Company from the offering were approximately $3,937,500 before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company also granted the underwriter a 45-day option to purchase an additional (i) up to 175,000 additional shares of Common Stock at the public offering price per unit less the price per warrant included in the unit and less the underwriting discount and/or (ii) additional warrants to purchase up to 35,000 additional shares of Common Stock at a purchase price of $0.001 per warrant to cover over-allotments, if any. Subsequently, the underwriter exercised the over-allotment option in full to purchase 175,000 additional shares of Common Stock and Series D Warrants to purchase 35,000 additional shares of Common Stock. The closing of the exercise of the over-allotment option occurred on February 22, 2017. Gross proceeds to the Company were approximately $393,750. Net proceeds to the Company were approximately $358,312 after deducting underwriting discounts and commissions and before deducting estimated offering expenses payable by the Company.

Registered Exchange Offer for Units

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. Our standard terms specify that shipment is FOB Skyline and we will, therefore, recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of our STREAMWAY SYSTEM units as well as shipments of cleaning solution and filters. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our customers for a particular product.  Under our standard terms and conditions, there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer.  The customer’s right of return is limited only to our standard one-year warranty, whereby we replace or repair, at our option.  We believe it would be rare that the STREAMWAY SYSTEM unit or significant quantities of cleaning solution and/or filters may be returned. Currently we manufacture, test and ship the STREAMWAY SYSTEM units from our own warehouse and can easily replace or repair units as needed. Additionally, since we buy the cleaning solution/filter kits from “turnkey” suppliers, we would have the right to replacements from the suppliers if this situation should occur.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of December 31, 2016 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

PART III

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

Name	Age	Position
Directors:
Thomas J. McGoldrick (2) (3) (4)	75	Director
Andrew P. Reding (1)	47	Director
Carl Schwartz (4)	75	Chief Executive Officer and Director
Timothy A. Krochuk (1) (3) (4)	47	Director
J. Melville Engle (1) (2)	67	Director
Richard L. Gabriel (4)	68	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance/Nominating Committee
(4)	Member of the Merger & Acquisition Committee

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

Our Audit Committee currently consists of Mr. Krochuk, as the chairperson, Mr. Reding and Mr. Engle. Each Audit Committee member is a non-employee director of the Board. The Board of Directors reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and has determined that all current members of our Audit Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Audit Committee met four times in fiscal 2016.

Audit Committee Financial Expert

The Board has determined that Mr. Krochuk meets the criteria as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). As noted above, Mr. Krochuk, Mr. Reding and Mr. Engle are independent within the meaning of NASDAQ’s listing standards.

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

Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission.

Timothy Krochuk, Chair

Andrew P. Reding

J. Melville Engle

Compensation Committee

The Compensation Committee of the Board of Directors currently consists of two directors, Mr. Engle, as the chairperson, and Mr. McGoldrick. All members of the Compensation Committee were appointed by the Board of Directors, and consist entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and “independent” as independence is currently defined in Rule 4200(a) (15) of the NASDAQ listing standards. In fiscal 2016, the Compensation Committee met two times. The functions of the Compensation Committee include, among other things:

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

Compensation Committee Interlocks and Insider Participation

As indicated above, the Compensation Committee consists of Mr. Engle and Mr. McGoldrick. No member of the Compensation Committee has ever been an executive officer or employee of ours. None of our officers currently serves, or has served during the last completed year, on the compensation committee or the Board of Directors of any other entity that has one or more officers serving as a member of the Board of Directors or the Compensation Committee.

Governance/Nominating Committee

The Governance/Nominating Committee of the Board of Directors currently consists of Mr. McGoldrick, as the chairperson, and Mr. Krochuk. Each of whom is an “independent director,” as such term is defined by The NASDAQ Market Listing Rule 5605(a)(2), and free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a member of the Committee.

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

Merger & Acquisition Committee

The Merger & Acquisition Committee of the Board of Directors currently consists of Dr. Carl Schwartz, as the chairperson, Mr. Timothy Krochuk, Mr. Richard Gabriel and Mr. Thomas McGoldrick, two of whom are “independent directors” as such item is defined by The NASDAQ Market Listing Rule 5605(a)(2), and free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a member of the committee. Dr. Schwartz and Mr. Gabriel are not deemed to be independent. The Merger & Acquisition Committee is a newly formed committee constructed in December 2016 with the function of advising the Company toward any considered mergers, acquisitions, joint ventures and/or consolidations of any type. The committee did not meet during the fiscal year 2016.

Diversity

The Board of Directors does not currently have a policy regarding attaining diversity on the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2016 and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required, the Company believes that the following is the list of its officers, directors and greater than ten percent beneficial owners who have failed to file on a timely basis all Section 16(a) filing requirements during the fiscal year ended December 31, 2016: Joshua Kornberg, 2 late reports covering 2 transactions; Thomas J. McGoldrick, 2 late reports covering 2 transactions; Andrew P. Reding, 3 late reports covering 3 transactions; Carl Schwartz, 2 late reports covering 2 transactions; and Richard Taney, 1 late report covering 1 transaction.

ITEM 11. EXECUTIVE COMPENSATION.

Overview

This section describes the material elements of the compensation awarded to, earned by or paid to our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer, as determined in accordance with SEC rules, collectively referred to as the “Named Executive Officers.”

Summary Compensation Table for Fiscal 2016 and 2015

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2016 and December 31, 2015 by each of the Named Executive Officers:

Name and Principal Position	Year	(5) Salary	Bonus	Stock Awards	(1) Option Awards	(6) All Other Compensation	Total Compensation

Joshua Kornberg, former CEO	2016	$118,284	$-	$90,351	$-	$149,500	$358,135
and President (2)	2015	$326,162	$562,941	$-	$417,628	$27,000	$1,333,731

Carl Schwartz, CEO (7)	2016	$-	$-	$-	$-	$-	$-

David O. Johnson, COO (3)	2016	$149,053	$36,000	$97,950	$10,920	$-	$293,923
	2015	$180,926	$178,000	$-	$32,969	$-	$391,895

Bob Myers, CFO (4)	2016	$131,234	$33,000	$90,938	$10,920	$-	$266,092
	2015	$174,550	$130,750	$-	$30,222	$-	$335,522

(1)	Represents the actual compensation cost recognized during 2016 and 2015 as determined pursuant to FASB ASC 718 – Stock Compensation utilizing the assumptions discussed in Note 3, “Stock Options and Warrants,” in the notes to the financial statements included in this report.
(2)	Effective May 5, 2016, Mr. Kornberg resigned as the Chief Executive Officer and President and an employee of the Company. In connection with Mr. Kornberg’s resignation, the Company and Mr. Kornberg entered into a separation agreement on June 13, 2016 (the “Separation Agreement”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Payment Obligations Under Separation Agreement with Former CEO.” In 2015 Mr. Kornberg also received options to purchase 253 shares of common stock as fees for serving on the Board of Directors. Mr. Kornberg’s minimum bonus for 2015 was 75% of his base salary or $206,250. During 2015 he also received $356,691 in additional bonuses, in recognition of bonus amounts from prior years that were waived. In 2015 he also received bonus options to purchase 8,366 shares of common stock at $65.75 per share. In 2016, Mr. Kornberg received $18,685 as part of his salary that was paid through his settlement contract. The restricted stock award for $90,351 was part of his severance settlement. All of Mr. Kornberg’s options to purchase stock were cancelled as part of his settlement contract.
(3)	Mr. Johnson’s minimum bonus for 2016 was 20% of his base salary, or $36,000 that was accrued in 2016. During 2016 he received $36,000 in income from additional bonuses in recognition of bonus amounts from 2015. In 2016, he also received bonus options to purchase 3,574 shares of common stock at $4.20 per share. In 2016, Mr. Johnson exercised stock options valued at $97,950.

(4)	Mr. Myers’s minimum bonus for 2016 was 20% of his base salary, or $33,000 that was accrued in 2016. During 2016 he received $33,000 in income from additional bonuses in recognition of bonus amounts 2015. In 2016, he also received bonus options to purchase 3,574 shares of common stock at $4.20 per share. In 2016, Mr. Myers exercised stock options valued at $90,938.
(5)	Salaries shown, where applicable are net of the 401(k) retirement plan put in place during 2013.
(6)	Mr. Kornberg’s All Other Compensation consists of $137,500 in severance and $12,000 in medical reimbursement.
(7)	Dr. Schwartz became a director on March 23, 2016 and served as Executive Chairman from October 11, 2016 to December 1, 2016. On December 1, 2016 he was appointed Chief Executive Officer. Dr. Schwartz did not receive a salary, bonus or other payment during 2016. Dr. Schwartz received options to purchase 4,920 shares of common stock as fees for serving on the Board of Directors. Dr. Schwartz also received options to purchase 7,143 shares of common stock in 2016 as fees for serving on the Medical Advisory Committee. Certain of those options, 8,929 shares, did not vest until January 2017.

 Outstanding Equity Awards at Fiscal Year-end for Fiscal 2016

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2016:

	Grant Date	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Option Exercise Price	Option Expiration Date
Carl Schwartz	3/31/2016	588		$4.25	3/31/2026
	6/30/2016	1,334		$3.75	6/30/2026
	9/30/2016	1,212		$4.13	9/30/2026
	12/31/2016	8,929		$2.80	12/31/2026

David O. Johnson	8/13/2012	534		$150.00	8/13/2022
	3/18/2013	507		$148.25	3/18/2023
	3/6/2014	167		$431.25	3/6/2024
	9/16/2016	3,574		$4.20	9/16/2026

Bob Myers	8/13/2012	534		$150.00	8/13/2022
	3/18/2013	422		$148.25	3/18/2023
	3/6/2014	140		$431.25	3/6/2024
	9/16/2016	3,574		$4.20	9/16/2026

Executive Compensation Components for Fiscal 2016

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

Employment Contracts

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

Director Compensation Table for Fiscal 2016

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2016:

	Fees Paid or Earned in Cash	Stock Awards	Option Awards		Total
Thomas McGoldrick	$-	$-	$10,902	(1)	$10,902
Richard Taney	$-	$-	$1,823	(2)	$1,823
Andrew Reding	$-	$-	$10,902	(3)	$10,902
Richard Gabriel	$-	$-	$0	(4)	$0
Tim Krochuk	$-	$-	$0	(5)	$0
J. Melville Engle	$-	$-	$0	(6)	$0
Carl Schwartz	$-	$-	$9,079	(7)	$9,079

(1)	Mr. McGoldrick was awarded options to purchase 12,500 shares of common stock both for serving on the Board and for participating on the Audit, Compensation and Corporate Governance Committees. The options did not vest until January 2017.

(2)	Mr. Taney was awarded options to purchase 588 shares of common stock for serving on the Board. Mr. Taney resigned as a Director effective March 18, 2016.

(3)	Mr. Reding was awarded options to purchase 8,929 shares of common stock both for serving on the Board and for participating on the Audit and Corporate Governance Committees. The options did not vest until January 2017.

(4)	Mr. Gabriel was awarded options to purchase 1,786 shares of common stock for serving on the Board. The options did not vest until January 2017.
(5)	Mr. Krochuk was awarded options to purchase 1,786 shares of common stock for serving on the Board. The options did not vest until January 2017.
(6)	Mr. Engle was awarded options to purchase 1,786 shares of common stock for serving on the Board. The options did not vest until January 2017.
(7)	Dr. Schwartz was awarded options to purchase 4,920 shares of common stock for serving on the Board. The options did not vest until January 2017.

Equity Compensation Plan Information

The following table presents the equity compensation plan information as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding restricted stock, warrants and options (a)	Weighted- average exercise price of outstanding options, warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (C)
Equity compensation plans approved by security holders (1)	156,806	$11.22	3,864,567
Equity compensation plans not approved by security holders	-	$-	-

(1)	Consists of outstanding options under the 2008 Equity Incentive Plan and the 2012 Stock Incentive Plan. The remaining share authorization under the 2008 Equity Incentive Plan was rolled over to the current 2012 Stock Incentive Plan. On July 28, 2016 the shareholders approved to increase the reserve shares for common stock authorized for issuance under the Company’s Amended and Restated 2012 Stock Incentive Plan to 4,000,000 shares (100,000,000 shares prior to the 1:25 reverse stock split).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of December 31, 2016 certain information regarding beneficial ownership of our common stock by:

•	Each person known to us to beneficially own 5% or more of our common stock;

•	Each executive officer who in this Annual Report Form 10-K are collectively referred to as the “Named Executive Officers;”

•	Each of our directors; and

•	All of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each stockholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the stockholder’s name. We have based our calculation of the percentage of beneficial ownership on 4,564,428 shares of the Company’s common stock outstanding on December 31, 2016. Unless otherwise noted below, the address for each person or entity listed in the table is c/o Skyline Medical Inc., 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121.

	Amount and Nature of	Percent
	Beneficial	of
Name of Beneficial Owner	Ownership	Class

Officers and Directors

Carl Schwartz (2)	81,077	1.77%

David Johnson(3)	5,656	0.12%

Bob Myers(4)	5,429	0.12%

Thomas J. McGoldrick(5)	17,127	0.37%

Andrew Reding(6)	13,372	0.29%

Timothy Krochuk(10)	1,786	0%

J. Melville Engle(11)	1,786	0%

Richard L. Gabriel(7)	401,786	8.80%

Joshua Kornberg (8)	10,828	0.24%

Kodiak Capital Group(9) 260 Newport Center Drive, Newport Beach, CA 92660	252,333	5.53%

Nations Advisory Partners(9) 4900 State Line Road, Suite 410, Leawood, KS 66206	252,333	5.53%

River North Equity, LLC (9) 501 N. Clinton Street, Unit 603, Chicago, IL 60654	252,333	5.53%

All directors and executive officers as a group (8 persons)	528,019	11.57%

1.	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

2.	Includes (i) 64,728 shares owned directly, (ii) 36,111 shares of Series B Convertible Preferred Stock, (iii) 2,255 shares issuable upon exercise of warrants held by Dr. Schwartz that are exercisable within 60 days of December 31, 2016, and (iv) 12,650 shares issuable upon exercise of options held by Dr. Schwartz that are exercisable within 60 days of December 31, 2016.

3.	Includes options to purchase 4,780 shares that are exercisable within 60 days of December 31, 2016.

4.	Includes options to purchase 4,668 shares that are exercisable within 60 days of December 31, 2016.

5.	Includes options to purchase 17,063 shares that are exercisable within 60 days of December 31, 2016.

6.	Includes options to purchase 13,319 shares that are exercisable within 60 days of December 31, 2016.

7.	Includes 400,000 shares which may be released to GLG Pharma, LLC (“GLG”) pending satisfaction of certain performance criteria. Richard L. Gabriel is an executive officer of GLG and has shared voting control over the shares. GLG has agreed to vote its shares in accordance with recommendations of the Company’s board of directors. Includes options to purchase 1,786 shares that are exercisable within 60 days of December 31, 2016.

8.	Mr. Kornberg is a former executive officer and director of the Company. The beneficial ownership indicated includes the shares beneficially owned by Mr. Kornberg to the best knowledge of the Company. Includes (i) 10,535 shares owned directly, (ii) 41 shares issuable upon exercise of warrants held by Mr. Kornberg that are exercisable within 60 days of December 31, 2016, and (iii) 252 shares issuable upon exercise of warrants held by SOK Partners, of which Mr. Kornberg is believed to be a managing partner, and are exercisable within 60 days of December 31, 2016.
9.	Based upon a Schedule 13G filed by the Reporting Person on December 7, 2016.
10.	Includes options to purchase 1,786 shares that are exercisable within 60 days of December 31, 2016.
11.	Includes options to purchase 1,786 shares that are exercisable within 60 days of December 31, 2016.

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

One of the Company’s directors, Richard L. Gabriel, is the Chief Operating Officer and serves as a director of GLG Pharma (“GLG”). Another Company director, Tim Krochuk, is on the supervisory board for GLG. On September 20, 2016, the Company entered into a partnership and exclusive reseller agreement with GLG. Under the terms of the agreement, GLG intends to develop rapid diagnostic tests that utilize fluid and tissue collected by the STREAMWAY System during procedures. The Company will issue an aggregate of 400,000 shares of common stock to GLG in four separate tranches of 100,000 shares of common stock in each tranche. The shares reserved in each tranche will be released after the achievement of certain development milestones designated in the agreement. In addition, the Company will pay a royalty to GLG on the sale of individual tests. Also, on November 1, 2016, the Company announced that it agreed to grant GLG exclusive rights to market and distribute the STREAMWAY System in the U.K. On November 2, 2016, the Company announced that it agreed to grant GLG the same rights in Poland and certain other countries in Central Europe.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In connection with the audit of the fiscal 2016 financial statements, the Company entered into an engagement agreement with Olsen Thielen & Co., Ltd., which sets forth the terms by which Olsen Thielen & Co., Ltd. will perform audit services for the Company.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2016 and December 31, 2015, by Olsen Thielen & Co., Ltd., the Company’s principal accountant. All fees described below were approved by the Audit Committee.

	2016	2015
Audit Fees (1)	$122,559	$129,209
Audit-Related Fees (2)	-	-
Tax Fees (3)	6,772	8,779
All Other Fees (4)	-	-
	$129,331	$137,988

(1)	Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements. Also, includes fees for services rendered in connection with the filing of registration statements and other documents with the SEC, the issuance of accountant consents and comfort letters.

(2)	There were no audit-related fees in 2016 and 2015.

(3)	Tax Fees consist of fees billed in the indicated year for professional services performed by Olsen Thielen & Co., Ltd. with respect to tax compliance.

(4)	All Other Fees consist of fees billed in the indicated year for other permissible work performed by Olsen Thielen & Co., Ltd. that is not included within the above category descriptions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)    Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

•	Report of Independent Registered Public Accounting Firm dated March 15, 2017;

•	Balance Sheets as of December 31, 2016 and December 31, 2015;

•	Statements of Operations for the Years Ended December 31, 2016 and December 31, 2015;

•	Statements of Stockholders’ Equity (Deficit) from December 31, 2014 to December 31, 2016;

•	Statements of Cash Flows for the Years Ended December 31, 2016 and December 31, 2015; and

•	Notes to Financial Statements.

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

Dated:  March 15, 2017

Skyline Medical Inc.

By	/s/ Carl Schwartz
Carl Schwartz Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Carl Schwartz	Chief Executive Officer and Director	March 15, 2017
Carl Schwartz	(principal executive officer)
/s/ Bob Myers	Chief Financial Officer	March 15, 2017
Bob Myers	(principal financial officer)

/s/ Andrew P. Reding	Director	March 15, 2017
Andrew P. Reding

/s/ Thomas J. McGoldrick	Director	March 15, 2017
Thomas J. McGoldrick

/s/ Richard L. Gabriel	Director	March 15, 2017
Richard L. Gabriel

/s/ Timothy A. Krochuk	Director	March 15, 2017
Timothy A. Krochuk

/s/ J. Melville Engle	Director	March 15, 2017
J. Melville Engle

EXHIBIT INDEX

SKYLINE MEDICAL INC.

FORM 10-K

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated December 16, 2013, between Skyline Medical Inc., a Minnesota corporation, and the registrant (1)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation to effect reverse stock split and reduction in authorized share capital filed with the Delaware Secretary of State on October 20, 2014 (19)

3.3	Certificate of Amendment to Certificate of Incorporation regarding increase in share capital, filed with the Delaware Secretary of State on July 24, 2015 (20)
3.4	Certificate of Amendment to Certificate of Incorporation to increase authorized share capital, filed with the Delaware Secretary of State on September 16, 2016 (27)
3.5	Certificate of Amendment to Certificate of Incorporation to effect reverse stock split and reduction in authorized share capital, fled with the Delaware Secretary of State on October 26, 2016 (28)

3.6	Certificate of Amendment to Certificate of Incorporation regarding increase in share capital, filed with the Delaware Secretary of State on January 26, 2017 (29)

3.7	Bylaws (21)
3.8	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (22)

4.1	Form of Warrant (2)

4.2	Form of Warrant (7)

4.3	Form of Warrant (11)

4.4	Form of Warrant (15)

4.5	Form of Warrant (16)

4.6	Amended and Restated 2012 Stock Incentive Plan (3)**

4.7	Form of Senior Convertible Note (23)

4.8	Form of Warrant issued to investors of Convertible Notes (23)

4.9	Form of Registration Rights Agreement (23)

4.10	Form Waiver and Consent of, and Notice to, Holder of Preferred Stock of the registrant (23)

4.11	Form of Series A Warrant Agency Agreement by and between Skyline Medical Inc. and Corporate Stock Transfer, Inc. and Form of Warrant Certificate (24)

4.12	Form of Series A Warrant Certificate (included as part of Exhibit 4.11) (24)

4.13	Form of unit Purchase Option issued in connection with offering of Units (25)

4.14	Form of Exchange Agreement with holders of Series A Preferred Stock (26)

4.15	Form of Amendment to Senior Convertible Notes and Agreement by and between Skyline Medical Inc. and Senior Convertible Notes (26)

4.16	Form of specimen certificate evidencing shares of Series B Convertible Preferred Stock (25)

4.17	Form of Unit Agreement (including form of Unit Certificate) (24)

4.18	Form of New Warrant Agency Agreement by and between Skyline Medical Inc. and Form of Warrant Certificate for Series B Warrant (30)

4.19	Form of Series B Warrant Certificate (included as part of Exhibit 4.18)

4.20	Form of Series C Warrant (33)

4.21	Form of Unit Purchase Option (33)

4.22	Form of Series D Warrant Agency Agreement by and between Skyline Medical Inc. and Corporate Stock Transfer, Inc. and Form of Series D Warrant Certificate (34)

4.23	Form of Series D Warrant Certificate (included as part of Exhibit 4.22)

10.1	Form of Securities Purchase Agreement, dated as of February 4, 2014, by and among the Company and certain Purchasers (2)

10.2	Settlement Agreement and Mutual General Release dated September 18, 2013, entered into by and among Kevin Davidson, Skyline Medical Inc., Atlantic Partners Alliance, LLC, SOK Partners, LLC, Joshua Kornberg and Dr. Samuel Herschkowitz (4)

10.3	Amended and Restated Executive Employment Agreement with Joshua Kornberg, signed on June 17, 2013 and effective March 14, 2013 (6)**

10.4	BioDrain Medical, Inc., 2012 Stock Incentive Plan Restricted Stock Award Agreement with Joshua Kornberg, signed on June 17, 2013 and effective March 14, 2013 (6)**

10.5	Form of Convertible Promissory Note (7)

10.6	Promissory Note in the Principal amount of $100,000 in favor of Brookline Group, LLC, dated as of March 8, 2013 (9)

10.7	Form of Securities Purchase Agreement (11)

10.8	Office Lease Agreement between the registrant and Roseville Properties Management Company, as agent for Lexington Business Park, LLC (12)

10.9	Form of Non-Qualified Stock Option Agreement under the 2012 Stock Incentive Plan (13)**

10.10	Employment Agreement with Josh Kornberg dated August 13, 2012 (13)**

10.11	Non-Qualified Stock Option Agreement with Josh Kornberg dated August 13, 2012 (13)**

10.12	Employment Agreement with Robert Myers dated August 11, 2012 (13)**

10.13	Employment Agreement with David Johnson dated August 13, 2012 (13)**

10.14	Separation Agreement with Kevin Davidson effective October 11, 2012 (13)**

10.15	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.16	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.17	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.18	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14)

10.19	Amended Lease with Roseville Properties Management Company, Inc. dated January 28, 2013 (14)

10.20	Form of Convertible Promissory Note (15)

10.21	Forbearance and Settlement Agreement among the registrant, Dr. Samuel Herschkowitz and SOK Partners, LLC dated August 15, 2012 (13)

10.22	Form of Securities Purchase Agreement (16)

10.23	Convertible Note Purchase Agreement between the Company and SOK Partners, LLC dated March 28, 2012, including the form of Convertible Promissory Grid Note (18)

10.24	Amended and Restated Note Purchase Agreement between the Company and Dr. Samuel Herschkowitz dated as of December 20, 2011, including the form of Convertible Promissory Note (issued in the amount of $240,000) (18)

10.25	Letter Agreement, dated August 22, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and Skyline Medical Inc. (5)

10.26	Letter Agreement, dated April 25, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and BioDrain Medical, Inc. (8)

10.27	Letter Agreement, dated March 6, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and BioDrain Medical, Inc. (10)

10.28	Form of Securities Purchase Agreement with investors in Convertible Notes (23)

10.29	Separation Agreement and Release between Skyline Medical Inc. and Joshua Kornberg, dated June 13, 2016 (31)

10.30	Amended and Restated 2012 Stock Incentive Plan (32)

10.31	Form of Common Stock Purchase Warrant (33)

14.1	Code of Ethics (17)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of principal executive officer required by Rule 13a-14(a)

31.2*	Certification of principal financial officer required by Rule 13a-14(a)

32.1*	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

(1)	Filed on December 19, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on February 5, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on August 27, 2013 as an exhibit to our Proxy Statement on Schedule 14A and incorporated herein by reference.

(4)	Filed on November 14, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on August 28, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on June 18, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on June 12, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(8)	Filed on May 1, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(9)	Filed on March 14, 2013 as an exhibit to our Current report on Form 8-K and incorporated herein by reference.

(10)	Filed on March 12, 2013 as an exhibit to our Current Report on Form 8-K (by incorporation by reference from the Schedule 13D/A filed by Dr. Herschkowitz and other parties on March 8, 2013) and incorporated herein by reference.

(11)	Filed on February 26, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(12)	Filed on November 12, 2008 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(13)	Filed on October 18, 2012 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(14)	Filed on January 31, 2013 as an exhibit to our Registration Statement on Form S-1 (except for Exhibit 10.19, by incorporation by reference from the Schedule 13D/A filed by Dr. Herschkowitz and other parties on November 8, 2012) and incorporated herein by reference.

(15)	Filed on January 15, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(16)	Filed on June 21, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(17)	Filed on April 16, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

(18)	Filed on April 3, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(19)	Filed on October 24, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(20)	Filed on June 30, 2015 as an appendix to our Information Statement on Schedule 14C and incorporated herein by reference.
(21)	Filed on January 27, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(22)	Filed on August 20, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.
(23)	Filed on July 24, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(24)	Filed on August 20, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.
(25)	Filed on August 10, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.
(26)	Filed on July 24, 2015 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(27)	Filed on September 16, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(28)	Filed on October 27, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(29)	Filed on January 27, 2017 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(30)	Filed on March 24, 2016 as an exhibit to our Registration Statement on Form S-4 (File No. 333-210398) and incorporated herein by reference.

(31)	Filed on June 17, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(32)	Filed on June 24, 2016 as an exhibit to our Proxy Statement on Schedule 14A and incorporated herein by reference.

(33)	Filed on November 30, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(34)	Filed on January 10, 2017 as an exhibit to our Registration Statement on Form S-1 (File No. 333-215005) and incorporated herein by reference.

The audited financial statements for the periods ended December 31, 2016 and December 31, 2015 are included on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Skyline Medical Inc.

We have audited the accompanying balance sheets of Skyline Medical Inc. as of December 31, 2016 and 2015 and the related statements of comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. Skyline Medical Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyline Medical Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Olsen Thielen & Co., Ltd.

St. Paul, Minnesota

March 15, 2017

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYLINE MEDICAL INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash & cash equivalents	$1,764,090	$4,856,232
Certificates of deposit	100,000	-
Marketable securities	284,329	-
Accounts Receivable	38,919	38,283
Inventories	272,208	231,740
Prepaid Expense and other assets	148,637	271,579
Total Current Assets	2,608,183	5,397,834

Fixed Assets, net	101,496	139,598
Intangibles, net	97,867	94,987

Total Assets	$2,807,546	$5,632,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$220,112	$650,413
Accrued Expenses	1,346,105	864,295
Deferred Revenue	7,998	5,000
Total Current Liabilities	1,574,215	1,519,708

Accrued Expenses	309,649	-
Total Liabilities	1,883,864	1,519,708
Commitments and Contingencies	-	-
Stockholders’ Equity:
Series B Convertible Preferred Stock, $.01 par value, 20,000,000 authorized, 79,246 and 1,895,010 outstanding	792	18,950
Common Stock, $.01 par value, 24,000,000 authorized, 4,564,428 and 208,258 outstanding	45,644	2,080
Additional paid-in capital	47,894,196	44,584,118
Accumulated deficit	(47,018,451)	(40,492,437)
Accumulated Other Comprehensive Income	1,501	-
Total Stockholders' Equity	923,682	4,112,711

Total Liabilities and Stockholders' Equity	$2,807,546	$5,632,419

See Notes to Financial Statements

SKYLINE MEDICAL INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015
Revenue	$456,495	$654,354

Cost of goods sold	181,620	303,982

Gross margin	274,875	350,372

General and administrative expense	5,174,799	3,399,339

Operations expense	1,158,117	846,687

Sales and marketing expense	467,970	503,989

Interest expense	3	390,887

Total Expense	6,800,889	5,140,902

Net loss available to common shareholders	(6,526,014)	(4,790,530)

Other comprehensive income
Unrealized gain (loss) from marketable securities	1,501	-

Comprehensive loss	$(6,524,513)	$(4,790,530)

Loss per common share - basic and diluted	$(2.31)	$(30.86)

Weighted average shares used in computation - basic and diluted	2,823,345	155,233

See Notes to Financial Statements

SKYLINE MEDICAL INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED

DECEMBER 31, 2016 and 2015

		Common Stock
	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Other Comprehensive Income	Total
Balance at 12/31/14	$206	123,711	$1,237	$30,123,436	$(35,641,105)		$(5,516,227)
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Adjustment as converted to common shares at $243.75 per share		125	1	(1)			-
Reduction in escrow account per settlement agreement		(356)	(4)	(6,663)			(6,667)
Shares issued for a note conversion at $72.50 per share		138	1	9,999			10,000
Shares issued for a note conversion at $74.00 per share		270	3	19,997			20,000
Shares issued for a note conversion at $72.75 per share		413	4	29,996			30,000
Shares issued for a note conversion at $69.25 per share		484	5	33,473			33,478
Shares issued for a note conversion at $56.25 per share		622	6	34,994			35,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $243.75 per share		125	1	30,399	(30,401)		(1)
Shares issued for a note conversion at $50.00 per share		1,400	14	69,986			70,000
Shares issued for a note conversion at $56.82 per share		3,520	35	199,965			200,000
Shares issued for a note conversion at $50.45 per share		595	6	29,994			30,000
Shares issued for a note conversion at $48.10 per share		520	5	24,995			25,000
Shares issued for a note conversion at $46.45 per share		646	6	29,994			30,000
Shares issued to 16 shareholders of Series A Convertible Preferred Stock Dividends as converted to common shares at $243.75 per share		125	1	30,401	(30,401)		1
Vesting Expense			-	871,877			871,877
Shares issued in public offering, net.	16,667	66,667	667	13,043,546			13,060,880
Preferred stock conversion	2,077	9,134	91	(2,168)			-

Series A warrant exercise		120	1	9,899			9,900
Net loss		-	-	-	(4,790,530)		(4,790,530)
Balance at 12/31/2015	$18,950	208,259	$2,080	$44,584,118	$(40,492,437)		$4,112,711
Shares issued for two options exercised at $65.75 per share		1,312	13	86,240			86,253
Shares issued for preferred stock conversion into common stock per the break-up of the Unit from the 2015 public offering	(18,158)	66,396	664	17,494			-
Shares issued for cashless Series A warrant exercises per the break-up of the Unit from the 2015 public offering		2,318,663	23,187	556,479			579,666
Shares issued for cashless Series B warrant exercises per the tender offer exchange		628,237	6,282	150,777			157,059
Shares issued at $3.75 per share, to an investment banker per contractual agreement		135,995	1,360	508,620			509,980
Shares issued at $4.50 per share to former CEO per severance agreement		20,000	200	90,151			90,351
Vesting Expense				165,271			165,271
Unrealized gain from marketable securities						1,501	1,501
Shares issued at $4.50 per share, to investor relations consultant		26,000	260	116,740			117,000
Shares issued for escrow with GLG Pharma pursuant to the partnership and reseller agreement		400,000	4,000				4,000
Shares issued pursuant to the Registered Direct Offering , net		756,999	7,570	1,618,335			1,625,905
Corrections due to rounding for reverse split and DTCC increase		2,567	28	(29)			(1)
Net loss			-	-	(6,526,014)		(6,526,014)
Balance @ 12/31/2016	$792	4,564,428	$45,644	$47,894,196	$(47,018,451)	1,501	$923,682

See Notes to Financial Statements

SKYLINE MEDICAL INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flow from operating activities:
Net loss	$(6,526,014)	$(4,790,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,356	78,566
Vested stock options and warrants	165,271	871,877
Equity instruments issued for management and consulting	721,330	(6,667)
Issuance of common stock in cashless warrant exchange	736,725	-
Amortization of debt discount	-	219,097
Penalty on debt provision	-	10,031
(Gain) loss on Sales of Equipment	(2,387)	17,076
Gain from sale of marketable securities	(4,716)	-
Changes in assets and liabilities:
Accounts receivable	(636)	19,266
Inventories	(40,468)	135,627
Prepaid expense and other assets	122,943	(81,564)
Accounts payable	(430,301)	(1,544,105)
Accrued expenses	791,459	(2,415,967)
Deferred Revenue	2,998	-
Net cash used in operating activities:	(4,381,440)	(7,487,293)
Cash flow from investing activities:
Purchase of marketable securities	(850,000)	-
Proceeds from sale of marketable securities	571,887	-
Purchase of certificates of deposit	(1,100,000)	-
Redemption of certificates of deposit	1,000,000	-
Purchase of fixed assets	(32,760)	(32,470)
Purchase of intangibles	(11,987)	(28,095)
Net cash used in investing activities	(422,860)	(60,565)

Cash flow from financing activities:
Proceeds from long-term and convertible debt	-	250,000
Principal payments on debt	-	(933,074)
Net proceeds from issuance of preferred stock	-	18,950
Net proceeds from issuance of common stock	1,712,158	13,051,830
Net cash provided by financing activities	1,712,158	12,387,706

Net increase (decrease) in cash	(3,092,142)	4,839,848
Cash at beginning of period	4,856,232	16,384
Cash at end of period	$1,764,090	$4,856,232
Non cash transactions:
Common stock issued to satisfy debt	-	483,478

See Notes to Financial Statements

SKYLINE MEDICAL INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Skyline Medical Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. As of December 31, 2016, the registrant had 4,564,428 shares of common stock, par value $.01 per share, outstanding, adjusted for a 1-for-25 reverse stock split effective October 27, 2016. In this Report, all numbers of shares and per share amounts, as appropriate, have been stated to reflect the reverse stock split. Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid and filters to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY SYSTEM products.

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

Since inception to December 31, 2016, the Company raised approximately $23,950,996 in equity, inclusive of $2,055,000 from a private placement of Series A Convertible Preferred Stock, $13,555,003 from the public offering of Units, $1,739,770 from a registered direct offering and $5,685,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers and created a new topic in the FASB Accounting Standards Codification ("ASC"), Topic 606, and has since amended the standard with ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.”. These new standards provide a single comprehensive revenue recognition framework for all entities and supersedes nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and also requires enhanced disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. ”The FASB allows two adoption methods under ASC 606. We currently plan to adopt the standard using the “modified retrospective method.” Under that method, we will apply the rules to all contracts existing as of January 1, 2018, recognizing in the beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosure comparing results to previous accounting standards. Upon initial evaluation, we believe the requirements of this standard will not result in a significant change to our results.”

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe that the adoption of this guidance will have a material impact on the Company’s financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the timing of our adoption and the impact that the updated standard will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting” (“ASU2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the timing of our adoption and the impact that the updated standard will have on our financial statements.

During August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its financial statements.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $71,212 in 2016, and $8,220 in 2015.

Research and Development

Research and development costs are charged to operations as incurred.  Research and development costs were approximately $406,000 and $261,000 for 2016 and 2015, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13 Revenue Recognition and ASC 605- Revenue Recognition.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. The Company’s standard terms specify that shipment is FOB Skyline and the Company will, therefore, recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of the STREAMWAY SYSTEM units as well as shipments of cleaning solution kits. When these conditions are satisfied, the Company recognizes gross product revenue, which is the price it charges generally to its customers for a particular product. Under the Company’s standard terms and conditions, there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer. The customer’s right of return is limited only to the Company’s standard one-year warranty whereby the Company replaces or repairs, at its option, and it would be rare that the STREAMWAY SYSTEM unit or significant quantities of cleaning solution kits may be returned. Additionally, since the Company buys both the STREAMWAY SYSTEM units and cleaning solution kits from “turnkey” suppliers, the Company would have the right to replacements from the suppliers if this situation should occur.

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

Investment Securities

Readily marketable investments in debt and equity services are classified as available-for-sale and are reported at fair value with unrealized gains losses recorded in other comprehensive income. Unrealized gains are charged to earnings when an incline in fair value above the cost basis is determined to be other-than-temporary. Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method.

Fair Value Measurements

Under generally accepted accounting principles as outlined in the Financial Accounting Standards Board’s Accounting Standards Certification (ASC) 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting standards ASC 820 establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	December 31,	December 31,
	2016	2015

Finished goods	$38,201	$30,237
Raw materials	165,812	162,623
Work-In-Process	68,195	38,880
Total	$272,208	$231,740

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		5
Manufacturing Tooling	3	-	7
Demo Equipment		3

The Company’s investment in Fixed Assets consists of the following:

	December 31, 2016	December 31, 2015
Computers and office equipment	$164,318	$153,553
Leasehold Improvements	25,635	23,874
Manufacturing Tooling	103,204	97,288
Demo Equipment	23,236	8,962
Total	316,393	283,677
Less: Accumulated Depreciation	214,897	144,079
Total Fixed Assets, Net	$101,496	$139,598

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Depreciation expense was $73,249 in 2016 and $72,275 in 2015.

Intangible Assets

Intangible assets consist of trademarks and patent costs. Amortization expense was $9,107 in 2016 and $6,291 in 2015. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified.

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

Tax years subsequent to 2013 remain open to examination by federal and state tax authorities.

Patents and Intellectual Property

On January 25th, 2014, the Company filed a non-provisional PCT Application No. PCT/US2014/013081 claiming priority from the U.S. Provisional Patent Application, number 61756763 which was filed one year earlier on January 25th, 2013. The Patent Cooperation Treaty (“PCT”) allows an applicant to file a single patent application to seek patent protection for an invention simultaneously in each of the 148 countries of the PCT, including the United States. By filing this single “international” patent application through the PCT, it is easier and more cost effective than filing separate applications directly with each national or regional patent office in which patent protection is desired.

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

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company had a credit risk concentration as a result of depositing $1,652,438 of funds in excess of insurance limits in a single bank.

Product Warranty Costs

In 2016 and in 2015, the Company incurred approximately $34,665 and $56,201 in warranty costs.

Segments

The Company operates in one segment for the sale of its medical device and consumable products. Substantially all of the Company’s assets, revenues, and expenses for 2016 and 2015 were located at or derived from operations in the United States. There were no revenues from sales outside of the United States.

Risks and Uncertainties

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the FDA and other governmental agencies.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception through December 31, 2016, 4,564,428 shares of common stock have been issued between par value and $3,131.25. Operations since incorporation have primarily been devoted to raising capital, obtaining financing, development of the Company’s product, administrative services, customer acceptance and sales and marketing strategies.

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS

2015 Public Offering of Units

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

On August 31, 2015, as a result of the communication of the Offering and the issuance of the 228,343 Exchange Units in the Unit Exchange described below, the Company issued a total of 1,895,010 Units, comprised of a total of aggregate of 75,801 shares of Common Stock, 1,895,010 shares of Series B Preferred Stock and 7,580,040 Series A Warrants.

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

The Black Scholes Value (as defined above) as of September 30, 2016 was $4.319, and the closing bid price of Common Stock as of September 30, 2016, was $4.125. Therefore, an exercise on that date would have resulted in the issuance of .40 shares of Common Stock for each Series A Warrant. Approximately 6,141,115 Series A Warrants have been exercised in cashless exercises as of September 30, 2016, resulting in the issuance of 2,318,663 shares of Common Stock. If all of the remaining 35,084 Series A Warrants that were issued as part of the Units sold in the Offering and part of the Units issued on August 31, 2015 were exercised pursuant to a cashless exercise and the closing bid price of our common stock as of the two trading days prior to the time of such exercise was $0.43 per share or less and the Black Scholes Value were $4.319 (the Black Scholes Value as of September 30, 2016), then a total of approximately 564 shares of our common stock would be issued to the holders of such Series A Warrants.

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

Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into one share of Common Stock (subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events) on the six-month anniversary of the Issuance Date or on the date of an Early Separation. In addition, the Series B Preferred Stock will automatically convert into shares of common stock upon the occurrence of a fundamental transaction, as described in the certificate of designations for the Series B Preferred Stock but including mergers, sales of the company’s assets, changes in control and similar transactions. The Series B Preferred Stock is not convertible by the holder of such preferred stock to the extent (and only to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of the common stock of the Company. The Series B Preferred Stock has no voting rights, except for the right to approve certain amendments to the certificate of designations or similar actions. With respect to payment of dividends and distribution of assets upon liquidation or dissolution or winding up of the Company, the Series B Preferred Stock shall rank equal to the common stock of the Company. No sinking fund has been established for the retirement or redemption of the Series B Preferred Stock.

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

Registered Exchange Offer for Warrants. On March 25, 2016, the Company commenced a registered exchange offer (the “Exchange Offer”) to exchange Series B Warrants (the “Series B Warrants”) to purchase shares of our common stock, par value $0.01 per share (the “Warrant Shares”), for up to an aggregate of 3,157,186 outstanding Series A Warrants (the “Series A Warrants”). On March 31, 2016, each Series A Warrant could be exercised on a cashless basis for 10.05 shares of common stock. Each Series B Warrant may be exercised on a cashless basis for one share of common stock. For each outstanding Series A Warrant tendered by holders, we offered to issue 10.2 Series B Warrants, which are subject to cashless exercise at a fixed rate of one share of common stock per Series B Warrant (subject to further adjustment for stock splits, etc.). The Exchange Offer expired at midnight, Eastern time, on April 21, 2016. 1,770,556 Series A Warrants were tendered by holders. The Company delivered an aggregate of 18,059,671 Series B Warrants pursuant to the terms of the Exchange Offer. In addition, between March 31, 2016 and July 6, 2016 1,251,510 Series A Warrants were exercised in cashless exercises, resulting in the issuance of 20,122 shares of common stock.

2016 Registered Direct Offering

On November 29, 2016, the Company closed a registered direct offering for gross proceeds of $1,983,337. The offering consisted of 756,999 shares of common stock priced at $2.62 per share and five-year warrants for 756,999 shares of common stock that become exercisable in six months, with a strike price of $4.46 per share. The net proceeds from the sale of the securities, after deducting placement agent fees and related offering expenses, was $1,739,770.

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

In January 2015, the Company issued a dividend adjustment to the Purchasers of the Preferred Shares as described above. Certain previous dividends paid were calculated with an exercise price of $487.50 per share, but should have been calculated at $243.75 per share. As a result, 125 shares of common stock were issued to 16 holders of Preferred Shares.

 On March 31, 2015, the Company issued dividends to the Purchasers of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $243.75 per share. As a result, 125 shares of common stock were issued to 16 holders of Preferred Shares.

On June 30, 2015, the Company issued dividends to Purchases of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $243.75 per share. As a result, 125 shares of common stock were issued to 16 holders of Preferred Shares.

For grants of stock options and warrants in 2015 the Company used a 1.63% to 2.35% risk-free interest rate, 0% dividend rate, 59% to 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $6.875 to $139.2375 per share.

On March 25, 2016, the Company commenced the Exchange Offer which was completed on April 20, 2016, as described above.

On July 1, 2016, the Company issued inducement stock options in accordance with NASDAQ listing rule for 40,000 shares of common stock, par value $0.01 at $3.75 per share to the Company’s newly hired Vice President of Sales. The options will vest in six equal increments: on the first, second, third, fourth, fifth and sixth quarters of the hiring date anniversary.

On October 4, 2016, the Company issued 400,000 shares of common stock, par value $0.01, to be held in escrow in connection with the Company’s Partnership and Exclusive Reseller Agreement with GLG Pharma, LLC.

For grants of stock options and warrants in 2016 the Company used a 1.46% to 2.45% risk free interest rate, 0% dividend rate, 59% to 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $1.6329 to $3.7195 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2014	17,945	$187.75	20,029	$198.75

Issued	14,171	69.00	303,269	123.75
Expired	(766)	293.25	(79)	283.50
Exercised	-	-	(120)	123.75

Outstanding at December 31, 2015	31,350	$133.23	323,099	$128.40

Issued	157,982	3.14	1,487,881	0.71
Cancelled	(22,377)	122.13	-	-
Exercised	(1,312)	65.75	(939,879)	-

Outstanding at December 31, 2016	165,643	$11.22	871,101	$52.22

At December 31, 2016, 71,209 stock options are fully vested and currently exercisable with a weighted average exercise price of $21.62 and a weighted average remaining term of 9.33 years. There are 114,102 warrants that are fully vested and exercisable. Stock-based compensation recognized in 2016 and 2015 was $165,271 and $871,877, respectively. The Company has $223,205 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 12 months.

The following summarizes the status of options and warrants outstanding at December 31, 2016:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options:
$2.25	293	9.65
$2.42	37,152	9.64
$2.80	57,145	10.00
$3.75	44,000	9.50
$4.125	3,636	9.75
$4.1975	7,147	9.72
$4.25	3,529	9.25
$5.125	3,902	9.69
$65.75	342	8.81
$73.50	1,157	9.01
$77.50	2,323	8.50
$80.25	187	8.75
$86.25	232	8.25
$121.875	5	6.20
$131.25	81	5.69
$148.125	928	6.21
$150.00	1,760	5.63
$162.50	123	8.01
$206.25	121	7.75
$248.4375	121	6.54
$262.50	130	6.54
$281.25	529	6.04
$318.75	3	6.35
$346.875	72	7.25
$431.25	306	7.19
$468.75	133	7.15
$506.25	188	7.00
$543.75	53	6.77
$596.25	45	6.75
Total	165,643

Warrants:
$4.46	756,999	4.92
$93.75	2,255	1.19
$123.75	94,085	3.67
$150.00	4,114	1.20
$225.00	107	1.07
$243.75	2,529	2.59
$281.25	5,897	0.95
$309.375	2,850	2.61
$309.50	222	2.85
$337.50	178	1.46
$371.25	944	1.41
$506.25	59	2.12
$609.375	862	2.09
Total	871,101

Stock options and warrants expire on various dates from June 2017 to December 2026.

At a special meeting of stockholders held on September 15, 2016, the Company’s stockholders (i) approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and (ii) approved an amendment to the Company’s certificate of incorporation to affect a reverse stock split of the outstanding shares of its common stock within certain limits. On September 16, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation to affect the increase in the authorized capital stock. On October 26, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation to affect a reverse stock split of the outstanding shares of its common stock at a ratio of one-for-twenty-five (1:25), and a proportionate decrease of the authorized common stock from 200,000,000 shares to 8,000,000 shares. The reverse stock split took effect at 5:00 p.m. New York time on October 27, 2016, and the Company’s common stock commenced trading on a post-split basis on October 28, 2016. The Company’s board of directors has determined that the Company may require additional authorized shares for anticipated equity financings, future equity offerings, strategic acquisition opportunities, and the continued issuance of equity awards under our stock incentive plan to recruit and retain key employees, and for other proper corporate purposes. As a result, the board of directors called another special meeting of the stockholders that took place on January 29, 2017. The vote, a proposal to increase the number of authorized shares of common stock from 8,000,000 shares to 24,000,000 shares of common stock under the Company’s certificate of incorporation passed.

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of December 31, 2016 by year of grant:

Stock Options:
Year	Shares	Price
2011	175		281.25
2012	1,841	131.25	–	150.00
2013	1,612	121.88	–	596.25
2014	969	162.50	–	468.75
2015	4,240	65.75	–	86.25
2016	156,806	2.25	–	5.13
Total	165,643	$2.25	–	596.25

Warrants:
Year	Shares	Price
2012	2,792		281.25
2013	10,703	93.75	–	371.25
2014	6,455	243.75	–	609.38
2015	94,152	0.00	–	243.75
2016	756,999		4.46
Total	871,101	$0.00	–	609.38

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

In connection with the Offering, the holders of the Convertible Notes agreed to not exercise their right to convert the Convertible Notes into shares of the Company’s common stock, in exchange for the Company’s agreement to redeem all of the outstanding Convertible Notes promptly following the consummation of the Offering at a redemption price equal to 140% of the principal amount, plus accrued and unpaid interest to the redemption date. On August 31, 2015, the closing date of the offering, the Company redeemed the remaining $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium, for a total payment of $1,548,792. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes. Each holder of the Convertible Notes agreed to the foregoing terms and entered into an Amendment to Senior Convertible Notes and Agreement with the Company. As of December 31, 2015, none of the Convertible Notes were outstanding.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Year Ended December 31,
	2016	2015
Numerator:
Net loss available in basic and diluted calculation	$(6,526,014)	$(4,790,530)
Other comprehensive income:
Unrealized gain (loss) from marketable securities	1,501	-
Comprehensive (loss)	(6,524,513)	(4,790,530)
Denominator:
Weighted average common shares outstanding-basic	2,823,345	155,233

Effect of dilutive stock options, warrants and preferred stock (1)	-	-

Weighted average common shares outstanding-basic	2,823,345	155,233

Loss per common share-basic and diluted	$(2.31)	$(30.86)

(1) The number of shares underlying options and warrants outstanding as of December 31, 2016 and December 31, 2015 are 1,036,744 and 354,449, respectively. The number of shares underlying the preferred stock as of December 31, 2016 is 79,246. The effect of the shares that would be issued upon exercise of such options, warrants and preferred stock has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

During September 2013, the Company experienced an "ownership change" as defined in Section 382 of the Internal Revenue Code which could potentially limit the ability to utilize the Company’s net operating losses (NOLs). The Company may have experienced additional “ownership change(s)” since September 2013, but a formal study has not yet been performed. The general limitation rules allow the Company to utilize its NOLs subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change.

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

At December 31, 2016, the Company had approximately $30.9 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2017, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $13.0 million of gross NOLs to reduce future state taxable income at December 31, 2016, which will expire in years 2022 through 2036 if unused. The Company’s net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2016, the federal and state valuation allowances were $10.7 million and $0.2 million, respectively.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015

Deferred Tax Asset:
Net Operating Loss	$10,755,000	$10,338,000
Other	189,000	359,000
Total Deferred Tax Asset	10,944,000	10,697,000
Less Valuation Allowance	10,944,000	10,697,000
Net Deferred Income Taxes	$—	$—

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $66,239 and $66,345 for 2016 and 2015, respectively.

The Company’s rent obligation for the next three years are as follows:

2017	$39,000
2018	$3,000

NOTE 8 - RELATED PARTY TRANSACTIONS

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements. Rick Koenigsberger, a former director, is a holder of membership units in SOK Partners.

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

NOTE 9 – RETIREMENT SAVINGS PLANS

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2015, and again in 2016, we matched 100%, of the employee’s contribution up to 4.0% of their earnings. The employer contribution was $33,143 and $39,916 in 2016 and 2015. There were no discretionary contributions to the plan in 2016 and 2015.

NOTE 10 – SUPPLEMENTAL CASH FLOW DATA

Cash payments for interest were $3 and $246,620 for the fiscal years ended December 31, 2016 and December 31, 2015, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On January 13, 2017, the Company announced the pricing of a firm commitment underwritten public offering of 1,750,000 Units at an offering price of $2.25 per Unit, with each Unit consisting of one share of the Company’s Common Stock and 0.2 of a Series D Warrant, with each whole Series D Warrant purchasing one share of our common stock at an exercise price of $2.25 per whole share. The shares of Common Stock and the Series D Warrants are immediately separable and will be issued separately. Gross proceeds to the Company from the offering was approximately $3,937,500 before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company has granted the underwriter a 45-day option to purchase an additional (i) up to 175,000 additional shares of common stock at the public offering price per unit less the price per warrant included in the unit and less the underwriting discount and/or (ii) additional warrants to purchase up to 35,000 additional shares of common stock at a purchase price of $0.01 per warrant to cover over-allotments, if any. The offering closed on January 19, 2017. The underwriter exercised this option, and on February 22, 2017, the Company received gross proceeds of approximately $358,312.

On January 31, 2017, the Company filed an 8-K announcing that the Company completed an underwritten public offering for gross proceeds of $3,937,500 on January 19, 2017. As a result of this public offering, the Company believes that its shareholders’ equity now exceeds $2.5 million as of the date of this filing. On February 15, 2017, the Company received confirmation from Nasdaq that it now exceeds all applicable requirements for continued listing and is in compliance.

NOTE 12 – INVESTMENT SECURITIES AND OTHER COMPREHENSIVE INCOME (LOSS)

The cost and fair values of investment securities available-for-sale at December 31, 2016 were as follows:

	December 31, 2016
Description	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Funds	$282,828	$1,501	$-	$284,329

Schedule II

Valuation and Qualifying Accounts

(None)