Form 10-Q
period 2017-03-31
Skyline Medical Inc.
filed 2017-05-15
CIK 1446159

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2017, the registrant had 6,189,428 shares of common stock, par value $.01 per share outstanding, adjusted for a 1-for -25 reverse stock split effective October 27, 2016 as described in Note 1 to the Condensed Financial Statements under “Nature of Operations and Continuation of Operations”. In this report all numbers of shares and per share amounts, as appropriate, have been restated to reflect the reverse stock split.

SKYLINE MEDICAL INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016

Current Assets:
Cash and Cash Equivalents	$2,086,408	$1,764,090
Certificates of Deposit	2,693,985	100,000
Marketable Securities	-	284,329
Accounts Receivable	68,506	38,919
Inventories	249,186	272,208
Prepaid Expense and other assets	160,282	148,637
Total Current Assets	5,258,367	2,608,183

Fixed Assets, net	112,709	101,496
Intangibles, net	95,172	97,867

Total Assets	$5,466,248	$2,807,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$79,264	$220,112
Accrued Expenses	1,202,939	1,346,105
Deferred Revenue	14,407	7,998
Total Current Liabilities	1,296,610	1,574,215

Accrued Expenses	186,922	309,649
Total Liabilities	1,483,532	1,883,864
Commitments and Contingencies	-	-
Stockholders’ Equity:
Series B Convertible Preferred Stock, $.01 par value, 20,000,000 authorized, 79,246 and 79,246 outstanding	792	792
Common Stock, $.01 par value, 24,000,000 authorized, 6,489,428 and 4,564,428 outstanding	64,894	45,644
Additional paid-in capital	52,277,328	47,894,196
Accumulated Deficit	(48,360,298)	(47,018,451)
Accumulated Other Comprehensive Income	-	1,501
Total Stockholders' Equity	3,982,716	923,682

Total Liabilities and Stockholders' Equity	$5,466,248	$2,807,546

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF OPERATIONS and OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$175,166	$96,905

Cost of goods sold	36,992	85,883

Gross margin	138,174	11,022

General and administrative expense	1,132,073	1,688,577

Operations expense	200,494	390,366

Sales and marketing expense	147,454	108,448

Interest expense	-	-

Total Expense	1,480,021	2,187,391

Net loss available to common shareholders	(1,341,847)	(2,176,369)

Other comprehensive income
Unrealized gain from marketable securities	-	2,850

Comprehensive loss	$(1,341,847)	$(2,173,519)

Loss per common share - basic and diluted	$(0.21)	$(3.01)

Weighted average shares used in computation - basic and diluted	6,450,967	723,848

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

		Common Stock
	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total
Balance at 12/31/2015	$18,950	208,259	$2,080	$44,584,118	$(40,492,437)	-	$4,112,711
Shares issued for two options exercised at $65.75 per share		1,312	13	86,240			86,253
Shares issued for preferred stock conversion into common stock per the break-up of the Unit from the 2015 public offering	(18,158)	66,396	664	17,494			-
Shares issued for cashless Series A warrant exercises per the break-up of the Unit from the 2015 public offering		2,318,663	23,187	556,479			579,666
Shares issued for cashless Series B warrant exercises per the tender offer exchange		628,237	6,282	150,777			157,059
Shares issued at $3.75 per share, to an investment banker per contractual agreement		135,995	1,360	508,620			509,980
Shares issued at $4.50 per share to former CEO per severance agreement		20,000	200	90,151			90,351
Vesting Expense				165,271			165,271
Unrealized gain from marketable securities						1,501	1,501
Shares issued at $4.50 per share to investor relations consultant		26,000	260	116,740			117,000
Shares issued for escrow with GLG Pharma pursuant to the partnership and reseller agreement		400,000	4,000				4,000
Shares issued pursuant to the Registered Direct Offering, net		756,999	7,570	1,618,335			1,625,905
Corrections due to rounding for reverse split and DTCC increase		2,567	28	(29)			(1)
Net loss					(6,526,014)		(6,526,014)
Balance @ 12/31/2016	$792	4,564,428	$45,644	$47,894,196	$(47,018,451)	$1,501	$923,682
Shares issued pursuant to the public offering, net		1,750,000	17,500	3,403,688			3,421,188
Shares issued pursuant to the overallotment agreement in the public offering		175,000	1,750	392,000			393,750
Vesting Expense				587,444			587,444
Unrealized gain from marketable securities						(1,501)	(1,501)
Net loss					(1,341,847)		(1,341,847)
Balance @ 3/31/2017	$792	6,489,428	$64,894	$52,277,328	$(48,360,298)	$-	$3,982,716

See Notes to Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities:
Net loss	$(1,341,847)	$(2,176,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,574	21,040
Vested stock options and warrants	587,444	37,775
Issuance of common stock in cashless warrant exchange	-	468,158
Loss on Sales of Equipment	-	145
Gain from sale of marketable securities	(1,837)	-
Changes in assets and liabilities:
Accounts receivable	(29,587)	(14,495)
Inventories	23,022	(24,791)
Prepaid expense and other assets	(11,645)	100,690
Accounts payable	(140,848)	141,271
Accrued expenses	(265,893)	(141,306)
Deferred Revenue	6,409	-
Net cash used in operating activities:	(1,156,208)	(1,587,882)
Cash flow from investing activities:
Purchase of marketable securities	-	(800,000)
Proceeds from sale of marketable securities	284,665	-
Purchase of certificates of deposit	(2,593,985)	(1,000,000)
Purchase of fixed assets	(26,898)	(17,387)
Purchase of intangibles	(194)	(1,424)
Net cash used in investing activities:	(2,336,412)	(1,818,811)

Cash flow from financing activities:
Issuance of common stock	3,814,938	86,253
Net cash provided by (used in) financing activities	3,814,938	86,253

Net increase (decrease) in cash	322,318	(3,320,440)
Cash at beginning of period	1,764,090	4,856,232
Cash at end of period	$2,086,408	$1,535,792

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts presented at and for the three months ended March 31, 2017 and March 31, 2016 are unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Skyline Medical Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. As of March 31, 2017, the registrant had 6,489,428 shares of common stock, par value $.01 per share, outstanding, adjusted for a 1-for-25 reverse stock split effective October 27, 2016. In this Report, all numbers of shares and per share amounts, as appropriate, have been stated to reflect the reverse stock split. Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware corporation as the surviving corporation of the merger. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid and filters to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY® SYSTEM products.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and had a stockholders’ deficit until August 31, 2015 whereupon the Company closed its public offering of units consisting of common stock, Series B Convertible Preferred Stock and Series A Warrants (the “Units”). There remains though, substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception to March 31, 2017, the Company raised approximately $27,765,934 in equity, inclusive of $2,055,000 from a private placement of Series A Convertible Preferred Stock, $13,555,003 from the public offering of Units completed in 2015, $1,739,770 from a registered direct offering completed in 2016, $3,421,188 from the public offering of Units completed in the first quarter of 2017, $358,312 from the underwriter exercising their option to purchase up to 175,000 additional shares of common stock and to acquire additional warrants to purchase up to 35,000 additional shares of common stock, and $5,685,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers and created a new topic in the FASB Accounting Standards Codification ("ASC"), Topic 606, and has since amended the standard with ASU 2015-14, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.”. These new standards provide a single comprehensive revenue recognition framework for all entities and supersede nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and also requires enhanced disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The FASB allows two adoption methods under ASC 606. We currently plan to adopt the standard using the “modified retrospective method.” Under that method, we will apply the rules to all contracts existing as of January 1, 2018, recognizing in the beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosure comparing results to previous accounting standards. Upon initial evaluation, we believe the requirements of this standard will not result in a significant change to our results.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation" providing explicit guidance on how to account for share-based payments granted to employees in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this Update are effective.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We implemented in the first quarter of 2017.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as an asset. Amortization of these costs will continue to be reported as interest expense. ASU 2015-03 is effective.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring that inventory be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective within annual periods beginning on or after December 15, 2016, including interim periods within that reporting period. This ASU is implemented.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740)” providing guidance on the balance sheet classification of deferred taxes. The guidance requires that deferred tax assets and liabilities to be classified as noncurrent in the Balance Sheet. The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. This ASU is implemented.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe that the adoption of this guidance will have a material impact on the Company’s financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the timing of our adoption and the impact that the updated standard will have on our financial statements.

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

During August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its financial statements.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $4,271 in the three months ended March 31, 2017 and were $3,996 in the three months ended March 31, 2016.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $84,472 in the three months ended March 31, 2017 and $122,161 in the three months ended March 31, 2016.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13 Revenue Recognition and ASC 605-Revenue Recognition.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. The Company’s standard terms specify that shipment is FOB Skyline and the Company will, therefore, recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of the STREAMWAY SYSTEM units as well as shipments of filters and fluids. When these conditions are satisfied, the Company recognizes gross product revenue, which is the price it charges generally to its customers for a particular product. Under the Company’s standard terms and conditions, there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer. The customer’s right of return is limited only to the Company’s standard one-year warranty whereby the Company replaces or repairs, at its option, and it would be rare that the STREAMWAY SYSTEM unit or significant quantities of cleaning solution or filters may be returned. Additionally, since the Company buys the STREAMWAY SYSTEM units, cleaning solution and filters from “turnkey” suppliers, the Company would have the right to replacements from the suppliers if this situation should occur.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	March 31, 2017	December 31, 2016

Finished goods	$28,003	$38,201
Raw materials	159,972	165,812
Work-In-Process	61,211	68,195
Total	$249,186	$272,208

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		5
Manufacturing tooling	3	-	7
Demo Equipment		3

The Company’s investment in Fixed Assets consists of the following:

	March 31, 2017	December 31, 2016
Computers and office equipment	$176,360	$164,318
Leasehold improvements	25,635	25,635
Manufacturing tooling	103,204	103,204
Demo Equipment	38,092	23,236
Total	343,291	316,393
Less: Accumulated depreciation	230,582	214,897
Total Fixed Assets, Net	$112,709	$101,496

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Depreciation expense was $15,685 in the three months ended March 31, 2017, and was $19,207 for the three months ended March 31, 2016.

Intangible Assets

Intangible assets consist of trademarks and patent costs. Amortization expense was $2,888 in the three months ended March 31, 2017, and was $1,832 in the three months ended March 31, 2016. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified.

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

Summary of Significant Accounting Policies

In March 2016, the FASB issued ASU 2016-09, “improvements to Employee Share-Based Payment Accounting”, which requires companies to recognize additional tax benefits or expenses related to the vesting or settlement of employee share based awards as income tax provision or benefit in the income statement in the reporting period in which they occur. In addition, ASU 2016-09 requires that all tax related cash flows resulting from share-based payments, including the excess tax benefits related to settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company did not elect to early adopt ASU 2016-09, but rather is adopting the guidance in the current quarter.

The adoption of ASU 2016-09 required no retrospective adjustments to the financial statements. In addition there was no material cumulative-effect adjustment to retained earnings, nor did the adoption impact the tax provision for the current quarter.

Income Tax Balance Sheet Classification

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740)” providing guidance on the balance sheet classification of deferred taxes. The guidance requires that deferred tax assets and liabilities to be classified as noncurrent in the Balance Sheet. The guidance is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company adopted ASU 2015-17 in the current quarter on a prospective basis and therefore prior periods were not retrospectively adjusted.

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

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has a credit risk concentration because of depositing $1,866,875 of funds in excess of insurance limits in a single bank.

Product Warranty Costs

In the three months ending March 31, 2017, the Company incurred approximately $4,343 in current warranty costs and incurred $29,889 in warranty costs for the three months ending March 31, 2016.

Segments

The Company operates in two segments for the sale of its medical device and consumable products. Predominantly most of the Company’s assets, revenues, and expenses for the three months ending March 31, 2017 and for 2016 in entirety were located at or derived from operations in the United States. The Company completed its first sale outside of the United States in March 2017.

Risks and Uncertainties

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the FDA and other governmental agencies.

Interim Financial Statements

The Company has prepared the unaudited interim financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s financial position, the results of its operations and its cash flows for the interim periods. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto contained in the Form 10-K filed with the SEC on March 15, 2017. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

NOTE 2 – STOCKHOLDERS’ EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS

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

On August 31, 2015, because of the consummation of the Offering and the issuance of the 228,343 Exchange Units in the Unit Exchange described below, the Company issued a total of 1,895,010 Units, comprised of a total of aggregate of 75,801 shares of Common Stock, 1,895,010 shares of Series B Preferred Stock and 7,580,040 Series A Warrants.

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

The Black-Scholes Value (as defined above) as of September 30, 2016 was $4.319, and the closing bid price of Common Stock as of September 30, 2016, was $4.125. Therefore, an exercise on that date would have resulted in the issuance of 40 shares of Common Stock for each Series A Warrant. Approximately 6,141,115 Series A Warrants have been exercised in cashless exercises as of September 30, 2016, resulting in the issuance of 2,318,663 shares of Common Stock. If all of the remaining 35,084 Series A Warrants that were issued as part of the Units sold in the Offering and part of the Units issued on August 31, 2015 were exercised pursuant to a cashless exercise and the closing bid price of our common stock as of the two trading days prior to the time of such exercise was $0.43 per share or less and the Black-Scholes Value were $4.319 (the Black-Scholes Value as of September 30, 2016), then a total of an additional approximately 564 shares of our common stock would be issued to the holders of such Series A Warrants.

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

Unit Exchange. On February 4, 2014, the Company raised $2,055,000 in gross proceeds from a private placement of 20,550 shares of Series A Convertible Preferred Stock, par value $0.01, with a stated value of $100 per share (the “Series A Preferred Shares”) and warrants to purchase shares of the Company’s common stock. The Series A Preferred Shares and warrants were sold to investors pursuant to a Securities Purchase Agreement, dated as of February 4, 2014. On August 31, 2015, the Company issued a total of 228,343 Units (the “Exchange Units”) in exchange for the outstanding Series A Preferred Stock which were then cancelled pursuant to an agreement with the holders of the Series A Preferred Shares. The warrants that were issued in connection with the issuance of the Series A Preferred Shares remained outstanding; however, the warrant amounts were reduced so that the warrants are exercisable into an aggregate of 3,991 shares of the Company’s common stock. The Exchange Units were exempt from registration under Section 3(a)(9) of the Securities Act. On August 31, 2015, the Company filed a termination certificate with the Delaware Secretary of State. Following that date there were no shares of Series A Preferred Stock outstanding, and the previously authorized shares of Series A Preferred Stock resumed the status of authorized but unissued and undesignated shares of preferred stock of the Company.

Redemption of Convertible Notes. In connection with the closing of the Offering, $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium were redeemed for total payments of $1,548,792. See Note 3. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes.

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

2016 Registered Direct Offering

On November 29, 2016, the Company closed a registered direct offering for gross proceeds of $1,983,337. The offering consisted of 756,999 shares of common stock priced at $2.62 per share and five-year warrants for 756,999 shares of common stock that become exercisable in six months, with a strike price of $4.46 per share. The net proceeds from the sale of securities, after deducting placement agent fees and related offering expenses, was $1,739,770.

2017 Firm Commitment Public Offering

On January 13, 2017, the Company announced the pricing of a firm commitment underwritten public offering of 1,750,000 Units at an offering price of $2.25 per Unit, with each Unit consisting of one share of the Company’s common stock and 0.2 of a Series D Warrant, with each whole Series D Warrant purchasing one share of our common stock at an exercise price $2.25 per whole share. The shares of common stock and the Series D Warrants were immediately separable and were issued separately. Gross proceeds to the Company from the offering was approximately $3,937,500 before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company has granted the underwriter a 45-day option to purchase an additional (i) up to 175,000 additional shares of common stock at the public offering price per unit less the price per warrant included in the unit and less the underwriting discount and/or (ii) additional warrants to purchase up to 35,000 additional shares of common stock at a purchase price of $0.01 per warrant to cover over-allotments, if any. The offering closed on January 19, 2017. The underwriter exercised this option, and on February 22, 2017, the Company received gross proceeds of approximately $358,312.

The Company’s stockholders’ equity now exceeds $2.5 million. On February 15, 2017, the Company received confirmation from Nasdaq that it now exceeds all applicable requirements for continued listing and is in compliance.

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

On March 31, 2015, the Company issued dividends to the Purchasers of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $243.75 per share. Thus, 125 shares of common stock were issued to 16 holders of Preferred Shares.

On June 30, 2015, the Company issued dividends to Purchases of the Preferred Shares as described above. The dividends are at an annual rate of 6% of the stated value of the Preferred Shares paid on a quarterly basis in the form of common stock per a stipulated $243.75 per share. Thus, 125 shares of common stock were issued to 16 holders of Preferred Shares.

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

For grants of stock option and warrants in 2017 the Company used a 1.92% to 2.40% risk free interest rate, 0% dividend rate, 59% to 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $1.0293 to $1.5489 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2015	31,350	$133.23	323,099	$128.40

Issued	157,982	3.14	1,487,881	0.71
Expired	(22,377)	122.13	-	-
Exercised	(1,312)	65.75	(939,879)	-

Outstanding at December 31, 2016	165,643	$11.22	871,101	$52.22

Issued	14,286	2.10	385,000	2.25
Expired	(8,472)	10.41	-	-
Exercised	-	-	-	-

Outstanding at March 31, 2017	171,457	$10.50	1,256,101	$36.90

At March 31, 2017, 112,263 stock options are fully vested and currently exercisable with a weighted average exercise price of $14.13 and a weighted average remaining term of 9.45 years. There are 499,102 warrants that are fully vested and exercisable. Stock-based compensation recognized for the three months ending March 2017 and March 2016 was $99,307 and $37,775, respectively. The Company has $155,514 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 9 months.

The following summarizes the status of options and warrants outstanding at March 31, 2017:

Range of Prices	Shares	Weighted Remaining Life
Options
$2.10	14,286	10.00
$2.25	293	9.41
$2.42	28,896	9.39
$2.80	57,145	9.76
$3.75	44,000	9.26
$4.125	3,636	9.51
$4.1975	7,147	9.47
$4.25	3,529	9.01
$5.125	3,902	9.44
$65.75	266	8.56
$73.50	1,157	8.76
$77.50	2,323	8.25
$80.25	187	8.51
$86.25	232	8.01
$131.25	81	5.44
$148.125	928	5.97
$150.00	1,760	5.38
$162.50	123	7.76
$206.25	121	7.51
$248.4375	121	6.29
$262.50	130	6.29
$281.25	529	5.80
$318.75	3	6.11
$346.875	72	7.01
$431.25	306	6.94
$506.25	188	6.76
$543.75	53	6.52
$596.25	42	6.50

	171,457

Warrants
$2.25	385,000	4.82
$4.46	756,999	4.67
$93.75	2,255	0.95
$123.75	94,084	3.42
$150.00	4,114	0.95
$225.00	107	0.82
$243.75	2,529	2.35
$281.25	5,897	0.70
$309.375	2,850	2.36
$309.50	222	2.61
$337.50	178	1.22
$371.25	944	1.16
$506.25	59	1.88
$609.375	862	1.85
	1,256,101

Stock options and warrants expire on various dates from June 2017 to March 2027.

At a special meeting of stockholders held on September 15, 2016, the Company’s stockholders (i) approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and (ii) approved an amendment to the Company’s certificate of incorporation to affect a reverse stock split of the outstanding shares of its common stock within certain limits. On September 16, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation to affect the increase in the authorized capital stock. On October 26, 2106, the Company filed a Certificate of Amendment to its Certificate of Incorporation to affect a reverse stock split of the outstanding shares of its common stock at a ratio of one-for-twenty-five (1:25), and a proportionate decrease of the authorized common stock from 200,000,000 shares to 8,000,000 shares. The reverse stock split took effect at 5:00 p.m. New York time on October 27, 2016, and the Company’s common stock commenced trading on a post-split basis on October 28, 2016. The Company’s board of directors has determined the Company may require additional shares for anticipated equity financings, future equity offerings, strategic acquisition opportunities, and the continued issuance of equity awards under our stock incentive plan to recruit and retain key employees, and for other proper corporate purposes. As a result, the board of directors called another special meeting of the stockholders that took place on January 29, 2017. The vote, a proposal to increase the number of authorized shares of common stock from 8,000,000 shares to 24,000,000 shares of common stock under the Company’s certificate of incorporation passed.

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of March 31, 2017 by year of grant:

Stock Options:
Year	Shares	Price
2011	173		$281.25
2012	1,841	131.25	–	150.00
2013	1,606	148.125	–	596.25
2014	835	162.50	–	431.25
2015	4,164	65.75	–	86.25
2016	148,551	2.25	–	5.13
2017	14,286		2.10
Total	171,457	$2.10	–	596.25

Warrants:
Year	Shares	Price
2012	2,792		$281.25
2013	10,703	93.75	-	371.25
2014	6,455	243.75	–	609.38
2015	94,152	0.00	–	243.75
2016	756,999		4.46
2017	385,000		2.25
Total	1,256,101	$0.00	–	609.38

NOTE 3 – SHORT-TERM NOTES PAYABLE

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

In connection with the Offering, the holders of the Convertible Notes agreed to not exercise their right to convert the Convertible Notes into shares of the Company’s common stock, in exchange for the Company’s agreement to redeem all of the outstanding Convertible Notes promptly following the consummation of the Offering at a redemption price equal to 140% of the principal amount, plus accrued and unpaid interest to the redemption date. On August 31, 2015, the closing date of the offering, the Company redeemed the remaining $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium, for a total payment of $1,548,792. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes. Each holder of the Convertible Notes agreed to the foregoing terms and entered into an Amendment to Senior Convertible Notes and Agreement with the Company. As of March 31, 2017, none of the Convertible Notes were outstanding.

NOTE 4 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss available in basic and diluted calculation	$(1,341,847)	$(2,176,369)
Other comprehensive income:
Unrealized gain from marketable securities	-	2,850
Comprehensive (loss)	(1,341,847)	(2,173,519)
Denominator:
Weighted average common shares outstanding-basic	6,450,967	723,848

Effect of diluted stock options, warrants and preferred stock (1)	-	-

Weighted average common shares outstanding-basic	6,450,967	723,848

Loss per common share-basic and diluted	$(0.21)	$(3.01)

(1) The number of shares underlying options and warrants outstanding as of March 31, 2017 and March 31, 2016 are 1,427,558 and 167,986 respectively. The number of shares underlying the preferred stock as of March 31, 2017 is 79,246. The effect of the shares that would be issued upon exercise of such options, warrants and preferred stock has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

NOTE 5 – INCOME TAXES

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which whose temporary differences are expected to be recovered or settled.

There is no income tax provision in the accompanying statements of operations and comprehensive income due to the cumulative operating losses that indicate 100% valuation allowance for the deferred tax assets and state income taxes is appropriate.

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

At March 31, 2017, the Company had approximately $31.4 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2018, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $13.2 million of gross NOLs to reduce future state taxable income at March 31, 2017, which will expire in years 2022 through 2037 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At March 31, 2017, the federal and state valuation allowances were $11.0 million and $0.2 million, respectively.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016

Deferred Tax Asset:
Net Operating Loss	$10,865,000	$10,755,000
Other	343,000	189,000
Total Deferred Tax Asset	11,208,000	10,944,000
Less Valuation Allowance	11,208,000	10,944,000
Net Deferred Income Taxes	$—	$—

NOTE 6 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $16,895 and $16,750 for the three months ended March 31, 2017 and March 31, 2016 respectively.

The Company’s rent obligation for the next two years is as follows:

2017	$29,250
2018	$3,000

NOTE 7 – RELATED PARTY TRANSACTIONS

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements.

One of the Company’s directors, Richard L. Gabriel, is the Chief Operating Officer and serves as a director of GLG Pharma (“GLG”). Another Company director, Tim Krochuk, is on the supervisory board for GLG. In September 20, 2016, the Company entered into a partnership and exclusive reseller agreement with GLG. Under the terms of the agreement, GLG would develop rapid diagnostic tests that utilize fluid and tissue collected by the STREAMWAY System during procedures. The Company agreed to issue an aggregate of 400,000 shares of common stock to GLG in four separate tranches of 100,000 shares of common stock in each tranche. The shares reserved in each tranche would be released after the achievement of certain development milestones designated in the agreement. In addition, the Company would pay a royalty to GLG on the sale of individual tests. Also, on November 1, 2016, the Company announced that it agreed to grant GLG exclusive rights to market and distribute the STREAMWAY System in the U.K. On November 2, 2016, the Company announced that it agreed to grant GLG the same rights in Poland and certain other countries in Central Europe. In April 2017, the partnership and exclusive reseller agreement and the distribution agreements between the Company and GLG were terminated.

NOTE 8 – RETIREMENT SAVINGS PLAN

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2017 and 2016, we matched 100%, of the employee’s contribution up to 4% of their earnings. The employer contribution was $9,770 and $11,117 for the three months ending March 31, 2017 and March 31, 2016, respectively.

NOTE 9 – SUBSEQUENT EVENTS

In April 2017, the partnership and exclusive reseller agreement and the distribution agreements between the Company and GLG Pharma, LLC were terminated.

On April 24, 2017, the Company issued 100,000 shares of common stock, par value $0.01, to a consultant for general business consulting services.

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

We currently have a Vice President of Sales, one in house sales person and four regional sales managers to sell the STREAMWAY SYSTEM. We plan to sign approximately 30 independent contractors to further represent the Company across the country and in Canada in the second quarter. We have been issued our Medical Device Establishment License permitting the Company to sell the STREAMWAY SYSTEM and disposables across the 13 provinces of Canada. In March 2017, the Company completed its first sale of a STREAMWAY SYSTEM to a customer in Ontario. We have mutually terminated our agreement with Munro Enterprises LLC discontinuing the exclusive rights to market and distribute the STREAMWAY SYSTEM to the U.S. federal government. Additionally, we have mutually terminated the agreement with Munro to represent the Company as an independent contractor in the District of Columbia, Maryland, Virginia and West Virginia. The Company is negotiating with several distributors in the U.S. to represent us to the U.S. federal government including the U.S. Department of Defense and U.S. Health and Human Services facilities, among others. The commercial territories previously handled by Munro are now represented by our own regional sales managers.

Since inception, we have been unprofitable. We incurred net losses of approximately $1.3 million and $2.0 million for the quarters ended March 31, 2017, and March 31, 2016, respectively. As of March 31, 2017, and March 31, 2016, we had an accumulated deficit of approximately $48.4 million and $42.5 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY SYSTEM and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

In the first quarter of 2014, the Company commenced sales of an updated version of the STREAMWAY SYSTEM, which provides several enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. This updated version utilizes improved technology, including the capability for continuous flow and continuous suctioning, as covered by our provisional patent application filed in 2013 and our non-provisional patent application filed in January 2014. We have sold one hundred three STREAMWAY units to date.

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

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Financing Transaction” below. In 2014, we completed private placements of Series A Preferred Stock and convertible notes raising aggregate gross proceeds of $3,530,000. In September 2014, we commenced a public offering that was delayed, and we did not complete our public offering until August 2015. During that period of time, due to limited funding and continued operating losses, we curtailed our operations and delayed our expenditures to stay in operation. These factors negatively affected our sales in late 2014 and the full year 2015. On August 31, 2015, the Company completed a public offering of units consisting of common stock, preferred stock and warrants, as well as concurrent uplisting to the NASDAQ Capital Market, resulting in net proceeds of approximately $13.5 million. On November 30, 2016, the Company completed a registered direct offering of units consisting of common stock and warrants, with net proceeds of approximately $1.7 million. On January 19, 2017, the Company received net proceeds of $3.5 million because of a public offering of units consisting of common stock and warrants. Subsequently, in connection with the offering the underwriter exercised their over-allotment option in full; the Company received additional proceeds of $350,000 on February 22, 2017.

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

Results of Operations

Revenue. The Company recognized $175,000 of revenue in the three months ended March 31, 2017 compared to $97,000 in revenue in the three months ended March 31, 2016, an increase of 81%. There were 3 sales of STREAMWAY units in the 2017 period, including our first sale of a STREAMWAY System in Canada. Our goal in ramping up our sales efforts following our hiring four regional sales managers is to have a greater revenue effect in the second quarter.

Cost of sales. Cost of sales in the three months ended March 31, 2017 was $37,000 and $86,000 in the three months ended March 31, 2016. The gross profit margin was approximately 79% in the three months ended March 31, 2017, compared to 11% in the prior year. Our margins were reduced in the first quarter of 2016, as we replaced many of our STREAMWAY units for the new iteration units at no charge to our customers. Our margins still vary as our initial production of the STREAMWAY has been released for sale. We expect our margins to stabilize over the remainder of the year as our manufacturing production has become more consistent. Increased sales will allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution. Over the next several quarters, we expect increases in revenues to exceed increases in costs related to increasing manufacturing and sales capabilities.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses decreased by $557,000 from the three months ended March 31, 2017 compared to March 31, 2016. The decrease in the three-month period was primarily due to $378,000 in reduced legal fees. During 2016 there were multiple registered exchange offers and other SEC filings. Additional reductions were due to payroll, taxes and benefits that were $92,000 less predominantly because our former CEO was still on salary during 2016, and our current CEO has not been on payroll, to date. There are no G&A bonuses in 2017, which is $94,000 less than in 2016, which were affected by option exercises. Other reductions were for recruitment fees, $47,000 toward our Vice President of Sales in 2016, and for licenses, permits and fees that were reduced by $23,000. Offsetting increases were to stock based compensation, $67,000, and for investors stock compensation increasing by $20,000.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense decreased by $190,000 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Decreases consisted of reduced payroll and taxes by $23,000 due to an opening in our quality assurance area in 2017; reduced bonus compensation expense in 2017, $98,000, as 2016 was affected by option exercises; a reduction in research and development of $38,000; $21,000 less miscellaneous expense as there were a significant amount of obsolete parts in 2016, and a combined decrease to consulting, manufacturing supplies and shipping in 2017 of $10,000.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased by $39,000 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in 2017 resulted from expanding our sales force thus payroll, taxes and benefits were higher by $52,000; accordingly, travel expenses were increased as well by $16,000, and commissions were higher by $4,000 due to increased sales in 2017. Offsetting the increases was a reduction in consulting expenses, $34,000, due to our 2016 investigation of veteran’s administration and defense department potential contracts.

Interest expense. There was no interest expense in the first three months of either 2017 or 2016.

Liquidity and Capital Resources

Payment Obligations Under Separation Agreement With Former CEO

Effective May 5, 2016, Joshua Kornberg resigned as the Chief Executive Officer and President and an employee of the Company. In connection with Mr. Kornberg’s resignation, the Company and Mr. Kornberg entered into a separation agreement on June 13, 2016 (the “Separation Agreement”). Pursuant to the Separation Agreement, on July 15, 2016, the Company was required to pay Mr. Kornberg: (a) $15,433.20 less any required tax withholdings in a lump sum on July 15, 2016; and (b) $75,000 less any required tax withholdings on July 15, 2016. The Company is required to pay Mr. Kornberg an additional $75,000 less any required tax withholdings payable in 6 monthly installments of $12,500, due on the first regular payday of each month, starting on August 15, 2016; and an additional $450,000 less any required tax withholdings payable in 11 monthly installments of $40,909, due on the first regular payday of each month, starting on February 15, 2017. The Company issued to Mr. Kornberg a restricted stock award (the “Award”) under the Company’s stock incentive plan consisting of 20,000 shares. The award vested on July 15, 2016. The value of the award for purposes of the Separation Agreement (the “Award Value”) is $90,350.61, based on a ten-day volume-weighted average closing sale price per share of the Company’s common stock. Mr. Kornberg agreed that the withholding taxes in connection with the Award will be offset against cash payments otherwise due to him in four monthly installments. In addition, the Company agreed to, at its option, either (a) pay Mr. Kornberg $309,649.39 (the “Additional Cash Amount”), equal to the difference between $400,000 and the Award Value, payable in equal monthly installments of $40,909, due on the first regular payday of each month, starting on January 15, 2018, less any required tax withholding, or (b) issue to Mr. Kornberg shares of common stock of the Company (the “Additional Shares”) on January 15, 2018 with an aggregate fair market equal to the Additional Cash Amount, based on a ten-day volume-weighted average closing sales price per share. Under the Separation Agreement, all of Mr. Kornberg’s outstanding stock options and outstanding restricted stock prior to the date of the Separation Agreement were canceled, consisting of options to purchase 22,085 shares and 2,667 shares of restricted stock. The Separation Agreement included a waiver and release of claims by Mr. Kornberg. He will also continue to be bound by the terms of any restrictive covenant agreements he had with the Company.

The foregoing summary of the Separation Agreement does not purport to be complete and is qualified in its entirety be reference to the Separation Agreement, a copy of which was filed on June 17, 2016, as an exhibit to our Current Report on Form 8-K.

Cash Flows

Net cash used in operating activities was $1,156,208 for the three months ended March 31, 2017 compared with net cash used of $1,587,882 for the 2016 period. The $434,000 decrease in cash used in operating activities was primarily due to the reduced net loss in 2017, and decreases in payables and accruals, partially offset by an increase to vested stock option accounts from warrants issued in the 2017 public offering.

Cash flows used in investing activities was $2,336,412 for the three months ended March 31, 2017 and $1,818,811 for the three months ended March 31, 2016. The Company invested in certificates of deposits specifically maintaining balances below $250,000 in each certificate to maintain FDIC banking protection. There was a moderate increase to purchases in fixed assets and minimal fees related to patents.

Net cash provided by financing activities was $3,814,938 for the three months ended March 31, 2016 compared to net cash provided of $86,253 for the three months ended March 31, 2016. The cash provided came from the net proceeds of the January public offering and the over-allocation exercise by the underwriter.

Capital Resources

Our cash and cash equivalents were approximately $2,086,000 as of March 31, 2017, with certificates of deposit of approximately $2,694,000. We had a cash balance of $175,698 as of March 31, 2017, with the remainder of our cash equivalents in money market accounts. Since our inception, we have incurred significant losses. As of March 31, 2017, we had an accumulated deficit of approximately $48,360,000.

From inception to March 31, 2017, our operations have been funded through a bank loan and private convertible debt of approximately $5,435,000 and equity investments totaling approximately $27,766,000.

In the first quarter of 2017, we recognized $175,000 in revenues. Our product sales since the end of the first quarter have resulted in approximately $39,000 in revenues.

Plan of Financing; Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $48.4 million as of March 31, 2017. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding) and a qualified public offering raising a net $13,555,003 in 2015, after deducting underwriting discounts, commissions and expenses. On November 29, 2016, the Company closed a registered direct offering for net proceeds of $1,739,770.

On January 19, 2017, the Company closed on an underwritten public offering with net proceeds of $3,439,125. Additionally, as part of the offering there was an over-allotment option that was exercised by the underwriter netting the Company $356,563.

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the first three quarters of 2017.

We had revenues of $175,000 in the first quarter of 2017, but we had negative operating cash flows of $1.2 million. The negative cash flow is heavily impacted by our first quarter loss, which was largely made up of $488,137 of vesting expenses for warrants issued in conjunction with the registered direct offering and the public offering completed in 2016 and 2017, respectively. Our cash balance was $175,698 as of March 31, 2017, with $4.6 million in cash equivalents and certificates of deposit, and our accounts payable and accrued expenses were an aggregate $1.5 million. We are currently incurring negative operating cash flows of approximately $385,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

As of March 31, 2017, the Company had no debt. We may require additional funding to finance entering the international marketplace, and to fund potential acquisitions. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

As a result of the above factors, our independent registered public accounting firm has indicated in their audit opinion, contained in our financial statements included in this annual report on Form 10-K, that they have serious doubts about our ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern.

2017 Firm Commitment Public Offering

On January 13, 2017, the Company announced the pricing of a firm commitment underwritten public offering of 1,750,000 Units at an offering price of $2.25 per Unit, with each Unit consisting of one share of the Company’s common stock and 0.2 of a Series D Warrant, with each whole Series D Warrant purchasing one share of our common stock at an exercise price $2.25 per whole share. The shares of common stock and the Series D Warrants were immediately separable and were issued separately. Gross proceeds to the Company from the offering was approximately $3,937,500 before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company has granted the underwriter a 45-day option to purchase an additional (i) up to 175,000 additional shares of common stock at the public offering price per unit less the price per warrant included in the unit and less the underwriting discount and/or (ii) additional warrants to purchase up to 35,000 additional shares of common stock at a purchase price of $0.01 per warrant to cover over-allotments, if any. The offering closed on January 19, 2017. The underwriter exercised this option, and on February 22, 2017, the Company received net proceeds of approximately $358,312.

The Company’s stockholders’ equity now exceeds $2.5 million. On February 15, 2017, the Company received confirmation from Nasdaq that it now exceeds all applicable requirements for continued listing and is in compliance.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Delivery is considered to have occurred upon either shipment of the product or arrival at its destination based on the shipping terms of the transaction. Our standard terms specify that shipment is FOB Skyline and we will, therefore, recognize revenue upon shipment in most cases. This revenue recognition policy applies to shipments of our STREAMWAY SYSTEM units as well as shipments of cleaning solution and filters. When these conditions are satisfied, we recognize gross product revenue, which is the price we charge generally to our customers for a particular product. Under our standard terms and conditions, there is no provision for installation or acceptance of the product to take place prior to the obligation of the customer. The customer’s right of return is limited only to our standard one-year warranty, whereby we replace or repair, at our option. We believe it would be rare that the STREAMWAY SYSTEM unit or significant quantities of cleaning solution or filters may be returned. Additionally, since we buy both the STREAMWAY SYSTEM units, cleaning solution, and filters from “turnkey” suppliers, we would have the right to replacements from the suppliers if this situation should occur.

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

Because we do not have significant historical trading data on our common stock we relied upon trading data from a composite of 10 medical companies traded on major exchanges and 15 medical companies quoted by the OTC Bulletin Board to help us arrive at expectations as to volatility of our own stock when public trading commences. In 2013 the Company experienced significant exercises of options and warrants. The options raised $6,500 in capital. Warrants exercised for cash produced $1,330,000 of capital. In the case of options and warrants issued to consultants and investors we used the legal term of the option/warrant as the estimated term unless there was a compelling reason to use a shorter term. The measurement date for employee and non-employee options and warrants is the grant date of the option or warrant. The vesting period for options that contain service conditions is based upon management’s best estimate as to when the applicable service conditions will be achieved. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See “Note 2 – Stockholders’ Deficit, Stock Options and Warrants” in Notes to Financial Statements of this Quarterly Report on Form 10-Q for additional information.

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

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties related to the Company, many of which are beyond the Company’s control. The Company’s actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

•	Current negative operating cash flows;

•	The terms of any further financing, which may be highly dilutive and may include onerous terms;

•	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;

•	The impact of competition, the obtaining and maintenance of any necessary regulatory clearances applicable to applications of the Company’s technology;

•	Inability to raise sufficient additional capital to operate our business;

•	Risk that we never become profitable if our product is not accepted by potential customers;

•	Possible impact of government regulation and scrutiny;

•	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;

•	Adverse economic conditions;

•	Adverse results of any legal proceedings;

•	The volatility of our operating results and financial condition;

•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;

•	The potential delisting of our common stock from The Nasdaq Capital Market if we do not continue to meet applicable listing standards; and

•	Other specific risks that may be alluded to in this report.

All statements other than statements of historical facts, included in this report regarding the Company’s growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will”, “may”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. The Company does not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although Skyline believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable the Company cannot assure potential investors that these plans, intentions or expectations will be achieved. The Company discloses important factors that could cause the Company’s actual results to differ materially from its expectations in the “Risk Factors” section and elsewhere our Annual Report on Form 10-K for the year ended December 31, 2016. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

In addition to the other information set forth in the Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

SKYLINE MEDICAL INC.

Date: May 15, 2017	By:	/s/ Carl Schwartz
Carl Schwartz
Chief Executive Officer

Date: May 15, 2017	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

SKYLINE MEDICAL INC.

Form 10-Q

The quarterly period ended March 31, 2017

Exhibit No.	Description

3.1

Certificate of Amendment to Certificate of Incorporation regarding increase in share capital, filed with the Delaware Secretary of State on January 26, 2017 (filed on January 27, 2017 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference)

4.1

Form of Series D Warrant Agency Agreement by and between Skyline Medical Inc. and Corporate Stock Transfer, Inc. and Form of Series D Warrant Certificate (filed on January 10, 2017 as an exhibit to our Registration Statement on Form S-1 (File No. 333-215005) and incorporated herein by reference)

4.2	Form of Series D Warrant Certificate (included as part of Exhibit 4.1)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

