Form 10-Q
period 2017-06-30
Skyline Medical Inc.
filed 2017-08-14
CIK 1446159

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2017, the registrant had 6,232,761 shares of common stock, par value $.01 per share outstanding, adjusted for a 1-for -25 reverse stock split effective October 27, 2016 as described in Note 1 to the Condensed Financial Statements under “Nature of Operations and Continuation of Operations”. In this report all numbers of shares and per share amounts, as appropriate, have been restated to reflect the reverse stock split.

SKYLINE MEDICAL INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016

Current Assets:
Cash and Cash Equivalents	$1,159,849	$1,764,090
Certificates of Deposit	2,693,174	100,000
Marketable Securities	-	284,329
Accounts Receivable	45,004	38,919
Inventories	242,204	272,208
Prepaid Expense and other assets	188,529	148,637
Total Current Assets	4,328,760	2,608,183

Fixed Assets, net	109,929	101,496
Intangibles, net	93,305	97,867

Total Assets	$4,531,994	$2,807,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$57,427	$220,112
Accrued Expenses	1,183,673	1,346,105
Deferred Revenue	14,157	7,998
Total Current Liabilities	1,255,257	1,574,215

Accrued Expenses	77,314	309,649
Total Liabilities	1,332,571	1,883,864
Commitments and Contingencies	-	-
Stockholders’ Equity:
Series B Convertible Preferred Stock, $.01 par value, 20,000,000 authorized, 79,246 and 79,246 outstanding	792	792
Common Stock, $.01 par value, 24,000,000 authorized, 6,189,428 and 4,564,428 outstanding	61,894	45,644
Additional paid-in capital	54,040,705	47,894,196
Accumulated Deficit	(50,903,968)	(47,018,451)
Accumulated Other Comprehensive Income	-	1,501
Total Stockholders' Equity	3,199,423	923,682

Total Liabilities and Stockholders' Equity	$4,531,994	$2,807,546

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF OPERATIONS and OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$106,822	$85,422	$281,988	$182,326

Cost of goods sold	22,010	36,766	59,003	122,649

Gross Margin	84,812	48,656	222,985	59,677

General and administrative expense	2,214,705	2,262,481	3,346,777	3,951,057

Operations expense	182,507	244,840	383,001	635,206

Sales and marketing expense	231,270	102,616	378,724	211,064

Interest expense	-	-	-	-

Total expense	2,628,482	2,609,937	4,108,502	4,797,327

Net loss available to common shareholders	(2,543,670)	(2,561,281)	(3,885,517)	(4,737,650)

Other comprehensive income
Unrealized gain from marketable securities	-	3,028	-	5,878

Comprehensive loss	$(2,543,670)	$(2,558,253)	$(3,885,517)	$(4,731,772)

Loss per common share - basic and diluted	$(0.41)	$(0.95)	$(0.62)	$(2.77)

Weighted average shares used in computation - basic and diluted	6,167,689	2,695,203	6,308,554	1,709,526

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

		Common Stock
	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total
Balance at 12/31/2015	$18,950	208,259	$2,080	$44,584,118	$(40,492,437)	-	$4,112,711
Shares issued for two options exercised at $65.75 per share		1,312	13	86,240			86,253
Shares issued for preferred stock conversion into common stock per the break-up of the Unit from the 2015 public offering	(18,158)	66,396	664	17,494			-
Shares issued for cashless Series A warrant exercises per the break-up of the Unit from the 2015 public offering		2,318,663	23,187	556,479			579,666
Shares issued for cashless Series B warrant exercises per the tender offer exchange		628,237	6,282	150,777			157,059
Shares issued at $3.75 per share, to an investment banker per contractual agreement		135,995	1,360	508,620			509,980
Shares issued at $4.50 per share to former CEO per severance agreement		20,000	200	90,151			90,351
Vesting Expense				165,271			165,271
Unrealized gain from marketable securities						1,501	1,501
Shares issued at $4.50 per share to investor relations consultant		26,000	260	116,740			117,000
Shares issued for escrow with GLG Pharma pursuant to the partnership and reseller agreement		400,000	4,000				4,000
Shares issued pursuant to the Registered Direct Offering, net		756,999	7,570	1,618,335			1,625,905
Corrections due to rounding for reverse split and DTCC increase		2,567	28	(29)			(1)
Net loss					(6,526,014)		(6,526,014)
Balance @ 12/31/2016	$792	4,564,428	$45,644	$47,894,196	$(47,018,451)	$1,501	$923,682
Shares issued pursuant to the public offering, net		1,750,000	17,500	3,403,688			3,421,188
Shares issued pursuant to the overallotment agreement in the public offering		175,000	1,750	392,000			393,750
Vesting Expense				2,131,821			2,131,821
Reverse shares issued for escrow with GLG Pharma pursuant to termination agreement		(400,000)	(4,000)				(4,000)
Shares issued pursuant to consulting agreement		100,000	1,000	219,000			220,000
Unrealized gain (loss) from marketable securities						(1,501)	(1,501)
Net loss					(3,885,517)		(3,885,517)
Balance @ 6/30/2017	$792	6,189,428	$61,894	$54,040,705	$(50,903,968)	$-	$3,199,423

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flow from operating activities:
Net loss	$(3,885,517)	$(4,737,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,995	42,130
Vested stock options and warrants	2,131,821	48,649
Equity instruments issued for management and consulting	216,000	600,331
Issuance of common stock in cashless warrant exercise	-	669,007
Loss on Sales of Equipment	-	(1,562)
Gain from sale of marketable securities	(1,837)	-
Changes in assets and liabilities:
Accounts receivable	(6,085)	14,717
Inventories	30,004	(60,420)
Prepaid expense and other assets	(39,892)	50,392
Accounts payable	(162,685)	100,060
Accrued expenses	(394,767)	489,730
Deferred Revenue	6,159	-
Net cash used in operating activities:	(2,070,804)	(2,784,616)
Cash flow from investing activities:
Purchase of marketable securities	-	(850,000)
Proceeds from sale of marketable securities	284,665	-
Purchase of certificates of deposit	(2,593,174)	(1,000,000)
Redemption of certificates of deposit	-	298,757
Purchase of fixed assets	(38,637)	(18,729)
Purchase of intangibles	(1,229)	(4,853)
Net cash used in investing activities:	(2,348,375)	(1,574,825)

Cash flow from financing activities:
Issuance of common stock	3,814,938	86,253
Net cash provided by (used in) financing activities	3,814,938	86,253

Net increase (decrease) in cash	(604,241)	(4,273,188)
Cash at beginning of period	1,764,090	4,856,232
Cash at end of period	$1,159,849	$583,044

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts presented at and for the three and six months ended June 30, 2017 and June 30, 2016 are unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Skyline Medical Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. As of June 30, 2017, the registrant had 6,189,428 shares of common stock, par value $.01 per share, outstanding, adjusted for a 1-for-25 reverse stock split effective October 27, 2016. In this Report, all numbers of shares and per share amounts, as appropriate, have been stated to reflect the reverse stock split. Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware corporation as the surviving corporation of the merger. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid and filters to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY® SYSTEM products.

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

Since inception to June 30, 2017, the Company raised approximately $27,765,934 in equity, inclusive of $2,055,000 from a private placement of Series A Convertible Preferred Stock, $13,555,003 from the public offering of Units completed in 2015, $1,739,770 from a registered direct offering completed in 2016, $3,421,188 from the public offering of Units completed in the first quarter of 2017, $358,312 from the underwriter exercising their option to purchase up to 175,000 additional shares of common stock and to acquire additional warrants to purchase up to 35,000 additional shares of common stock, and $5,685,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers and created a new topic in the FASB Accounting Standards Codification ("ASC"), Topic 606, and has since amended the standard with ASU 2015-14, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.” These new standards provide a single comprehensive revenue recognition framework for all entities and supersede nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and also requires enhanced disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The FASB allows two adoption methods under ASC 606. We currently plan to adopt the standard using the “modified retrospective method.” Under that method, we will apply the rules to all contracts existing as of January 1, 2018, recognizing in the beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosure comparing results to previous accounting standards. Upon initial evaluation, we believe the requirements of this standard will not result in a significant change to our results.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Early adoption is permitted. This ASU is implemented.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $17,409 and $21,680 in the three and six months ended June 30, 2017 and were $42,665 and $46,662 in the three and six months ended June 30, 2016, respectively.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $69,987 and $154,459 in the three and six months ended June 30, 2017 and were $100,234 and $222,395 in the three and six months ended June 30, 2016, respectively.

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

The fair value of the Company’s investment securities was determined based on Level 1 inputs.

Receivables

Receivables are reported at the amount the Company expects to collect on balances outstanding. The Company provides for probable uncollectible amounts through charges to earnings and credits to the valuation based on management’s assessment of the current status of individual accounts, changes to the valuation allowance have not been material to the financial statements.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	June 30, 2017	December 31, 2016

Finished goods	$28,923	$38,201
Raw materials	161,833	165,812
Work-In-Process	51,448	68,195
Total	$242,204	$272,208

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		5
Manufacturing tooling	3	-	7
Demo Equipment		3

The Company’s investment in Fixed Assets consists of the following:

	June 30, 2017	December 31, 2016
Computers and office equipment	$177,641	$164,318
Leasehold improvements	25,635	25,635
Manufacturing tooling	107,955	103,204
Demo equipment	43,798	23,236
Total	355,029	316,393
Less: Accumulated depreciation	245,100	214,897
Total Fixed Assets, Net	$109,929	$101,496

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Depreciation expense was $14,519 and $30,204 in the three and six months ended June 30, 2017, and was $19,212 and $38,420 for the three and six months ended June 30, 2016, respectively.

Intangible Assets

Intangible assets consist of trademarks and patent costs. Amortization expense was $2,902 and $5,790 in the three and six months ended June 30, 2017, and was $1,878 and $3,710 in the three and six months ended June 30, 2016, respectively. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified.

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

Summary of Significant Accounting Policies

In March 2016, the FASB issued ASU 2016-09, “improvements to Employee Share-Based Payment Accounting,” which requires companies to recognize additional tax benefits or expenses related to the vesting or settlement of employee share based awards as income tax provision or benefit in the income statement in the reporting period in which they occur. In addition, ASU 2016-09 requires that all tax related cash flows resulting from share-based payments, including the excess tax benefits related to settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company did not elect to early adopt ASU 2016-09, but rather adopted the guidance in the first quarter of 2017.

The adoption of ASU 2016-09 required no retrospective adjustments to the financial statements. In addition, there was no material cumulative-effect adjustment to retained earnings, nor did the adoption impact the tax provision for the prior or current quarter.

Income Tax Balance Sheet Classification

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740)” providing guidance on the balance sheet classification of deferred taxes. The guidance requires that deferred tax assets and liabilities to be classified as noncurrent in the Balance Sheet. The guidance is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company adopted ASU 2015-17 in the first quarter of 2017 on a prospective basis and therefore prior periods were not retrospectively adjusted.

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

Our PCT patent application is for the enhanced model of the surgical fluid waste management system. We obtained a favorable International Search Report from the PCT searching authority indicating that the claims in our PCT application are patentable (i.e., novel and non-obvious) over the cited prior art. A feature claimed in the PCT application is the ability to maintain continuous suction to the surgical field while measuring, recording and evacuating fluid to the facilities sewer drainage system. This provides for continuous operation of the STREAMWAY System unit in suctioning waste fluids, which means that suction is not interrupted during a surgical operation, for example, to empty a fluid collection container or otherwise dispose of the collected fluid.

The Company holds the following granted patents in the United States and a pending application in the United States on its earlier models: US7469727, US8123731 and U.S. Publication No. US20090216205 (collectively, the “Patents”). These Patents will begin to expire on August 8, 2023.

In July 2015, Skyline Medical filed an international patent application for its fluid waste collection system and received a favorable determination by the International Searching Authority finding that all of the claims satisfy the requirements for novelty, inventive step and industrial applicability.  Skyline anticipates that the favorable International Search Report will result in allowance of its other various national applications.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has a credit risk concentration because of depositing $0.9 million of funds in excess of insurance limits in a single bank.

Product Warranty Costs

In the three and six months ending June 30, 2017, the Company incurred approximately $668 and $5,012 in current warranty costs and incurred $1,092 and $30,981 in warranty costs for the three and six months ending June 30, 2016, respectively.

Segments

The Company operates in two segments for the sale of its medical device and consumable products. Predominantly most of the Company’s assets, revenues, and expenses for the three and six months ending June 30, 2017 and for 2016 in entirety were located at or derived from operations in the United States. The Company completed its first sale outside of the United States, in Canada, in March 2017.

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

NOTE 2 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

The Company has an equity incentive plan, which allows issuance of incentive and non-qualified stock options to employees, directors and consultants of the Company, where permitted. The exercise price for each stock option is determined by the Board of Directors. Vesting requirements are determined by the Board of Directors when granted and currently range from immediate to three years. Options under this plan have terms ranging from three to ten years.

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

The Black-Scholes Value (as defined above) as of September 30, 2016, was $4.319, and the closing bid price of Common Stock as of September 30, 2016, was $4.125. Therefore, an exercise on that date would have resulted in the issuance of 40 shares of Common Stock for each Series A Warrant. Approximately 6,141,115 Series A Warrants have been exercised in cashless exercises as of September 30, 2016, resulting in the issuance of 2,318,663 shares of Common Stock. If all of the remaining 35,084 Series A Warrants that were issued as part of the Units sold in the Offering and part of the Units issued on August 31, 2015 were exercised pursuant to a cashless exercise and the closing bid price of our common stock as of the two trading days prior to the time of such exercise was $0.43 per share or less and the Black-Scholes Value were $4.319 (the Black-Scholes Value as of September 30, 2016), then a total of an additional approximately 564 shares of our common stock would be issued to the holders of such Series A Warrants. There have been no further events related to above.

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

On April 19,2017, the Company received 400,000 shares of common stock, par value $.01, that was held in escrow pursuant to the termination of the Company’s Partnership and Exclusive Reseller Agreement with GLG Pharma, LLC.

For grants of stock option and warrants in 2017 the Company used a 1.92% to 2.40% risk free interest rate, 0% dividend rate, 59% to 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $1.0293 to $1.5489 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2015	31,350	$133.23	323,099	$128.40

Issued	157,982	3.14	1,487,881	0.71
Expired	(22,377)	122.13	-	-
Exercised	(1,312)	65.75	(939,879)	-

Outstanding at December 31, 2016	165,643	$11.22	871,101	$52.22

Issued	2,442,168	1.47	385,000	2.25
Expired	(12,730)	10.39	(304)	281.95
Exercised	-	-	-	-

Outstanding at June 30, 2017	2,595,081	$2.05	1,255,797	$36.84

At June 30, 2017, 48,645 stock options are fully vested and currently exercisable with a weighted average exercise price of $28.41 and a weighted average remaining term of 8.69 years. There are 1,255,797 warrants that are fully vested and exercisable. Stock-based compensation recognized for the six months ending June 2017 and June 2016 was $(18,276) and $48,649, respectively. The Company has $2,893,315 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 27 months.

The following summarizes the status of options and warrants outstanding at June 30, 2017:

Range of Prices	Shares	Weighted Remaining Life
Options
$1.47	2,427,882	9.98
$2.10	14,286	9.76
$2.25	293	9.16
$2.42	24,768	9.14
$2.80	57,145	9.51
$3.75	44,000	9.01
$4.125	3,636	9.26
$4.1975	7,147	9.22
$4.25	3,529	8.76
$5.125	3,902	9.19
$65.75	190	8.31
$73.50	1,157	8.51
$77.50	2,323	8.01
$80.25	187	8.26
$86.25	232	7.76
$131.25	81	5.19
$148.125	928	5.72
$150.00	1,760	5.13
$162.50	123	7.51
$206.25	121	7.26
$248.4375	121	6.04
$262.50	130	6.04
$281.25	529	5.55
$318.75	3	5.86
$346.875	72	6.76
$431.25	306	6.69
$506.25	188	6.51
$596.25	42	6.25

	2,595,081

Warrants
$2.25	385,000	4.57
$4.46	756,999	4.42
$93.75	2,255	0.70
$123.75	94,084	3.17
$150.00	4,114	0.70
$225.00	107	0.57
$243.75	2,529	2.10
$281.25	5,593	0.48
$309.375	2,850	2.11
$309.50	222	2.36
$337.50	178	0.97
$371.25	944	0.91
$506.25	59	1.63
$609.375	862	1.60
	1,255,797

Stock options and warrants expire on various dates from August 2017 to June 2027.

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

The Company’s board of directors had determined the Company may require additional shares for anticipated equity financings, future equity offerings, strategic acquisition opportunities, and the continued issuance of equity awards under our stock incentive plan to recruit and retain key employees, and for other proper corporate purposes. As a result, the board of directors called another special meeting of the stockholders that took place on January 29, 2017. The vote, a proposal to increase the number of authorized shares of common stock from 8,000,000 shares to 24,000,000 shares of common stock under the Company’s certificate of incorporation passed.

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of June 30, 2017, by year of grant:

Stock Options:
Year	Shares	Price
2011	173		$ 281.25
2012	1,841	131.25	–	150.00
2013	1,553	148.13	–	596.25
2014	835	162.50	–	431.25
2015	4,088	65.75	–	86.25
2016	144,423	2.25	–	5.13
2017	2,442,168	1.47	–	2.10
Total	2,595,081	$1.47	–	596.25

Warrants:
Year	Shares	Price
2012	2,488		$ 281.25
2013	10,703	93.75	–	371.25
2014	6,455	243.75	–	609.38
2015	94,152	0.00	–	243.75
2016	756,999		4.46
2017	385,000		2.25
Total	1,255,797	$0.00	–	609.38

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

In connection with the Offering, the holders of the Convertible Notes agreed to not exercise their right to convert the Convertible Notes into shares of the Company’s common stock, in exchange for the Company’s agreement to redeem all of the outstanding Convertible Notes promptly following the consummation of the Offering at a redemption price equal to 140% of the principal amount, plus accrued and unpaid interest to the redemption date. On August 31, 2015, the closing date of the offering, the Company redeemed the remaining $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium, for a total payment of $1,548,792. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes. Each holder of the Convertible Notes agreed to the foregoing terms and entered into an Amendment to Senior Convertible Notes and Agreement with the Company. As of June 30, 2017, none of the Convertible Notes were outstanding.

NOTE 4 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net loss available in basic and diluted calculation	$(2,543,670)	$(2,561,281)	$(3,885,517)	$(4,737,650)
Other comprehensive income:
Unrealized gain from marketable securities	-	3,028	-	5,878
Comprehensive (loss)	(2,543,670)	(2,558,253)	(3,885,517)	(4,731,772)
Denominator:
Weighted average common shares outstanding-basic	6,167,689	2,695,203	6,308,554	1,709,526

Effect of diluted stock options, warrants and preferred stock (1)	-	-	-	-

Weighted average common shares outstanding-basic	6,167,689	2,695,203	6,308,554	1,709,526

Loss per common share-basic and diluted	$(0.41)	$(0.95)	$(0.62)	$(2.77)

(1) The number of shares underlying options and warrants outstanding as of June 30, 2017, and June 30, 2016 are 3,850,878 and 398,775 respectively. The number of shares underlying the preferred stock as of June 30, 2017, is 79,246. The effect of the shares that would be issued upon exercise of such options, warrants and preferred stock has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

At December 31, 2016, the Company had approximately $30.9 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2017, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $13.0 million of gross NOLs to reduce future state taxable income at December 31, 2016, in which the expiration varies by state. The Company’s net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2016, the federal and state valuation allowances were $10.7 million and $0.2 million, respectively.

At June 30, 2017, the Company had approximately $32.6 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2017, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $13.6 million of gross NOLs to reduce future state taxable income at June 30, 2017, which will expire in years 2022 through 2037 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At June 30, 2017, the federal and state valuation allowances were $11.0 million and $0.2 million, respectively.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016

Deferred Tax Asset:
Net Operating Loss	$11,294,000	$10,755,000
Other	334,000	189,000
Total Deferred Tax Asset	11,628,000	10,944,000
Less Valuation Allowance	11,628,000	10,944,000
Net Deferred Income Taxes	$—	$—

NOTE 6 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. The Company has begun negotiations to sign an extended or new lease to remain in the same principal offices. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $16,114 and $33,008 for the three and six months ended June 30, 2017 and was $17,000 and $33,750 for the three and six months ended June 30, 2016, respectively.

The Company’s rent obligation for the next two years is as follows:

2017	$19,500
2018	$3,000

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

NOTE 8 – RETIREMENT SAVINGS PLAN

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2017 and 2016, we matched 100%, of the employee’s contribution up to 4% of their earnings. The employer contribution was $7,605 and $17,375 for the three and six months ending June 30, 2017 and was $9,677 and $20,795 for the three and six months ending June 30, 2016, respectively.

NOTE 9 – SUBSEQUENT EVENTS

 On July 21, 2017, we entered into a letter of intent with CytoBioscience, Inc. (“CytoBioscience”), pursuant to which our wholly owned subsidiary would merge with and into CytoBioscience. After such merger, CytoBioscience would be our wholly owned subsidiary. CytoBioscience creates and manufactures devices used in human cell research focused on new therapeutic drug development and has a well-known scientific and technical staff, collaborative partnerships with leading pharmaceutical companies and strategic alliances with key groups and academic institutions. In consideration of the merger, we would issue to CytoBioscience’s stockholders (i) shares of our common stock equal to 19.8% of our outstanding shares at the time of the merger (less the amount of our shares that are subject to option agreements with employees of CytoBioscience issued or assumed by us at the time of the merger), (ii) shares of Class C Preferred Stock, (iii) shares of Class D Preferred Stock; and (iv) shares of Class E Preferred Stock. The Class C, Class D and Class E Preferred Stock issued in the merger will be non-convertible, non-voting shares (subject to limited, customary protective provisions), and the Class C and Class D Preferred Stock will have a liquidation preference of $23.7 million and $1.2 million respectively. The Preferred Stock will be subject to such other rights and preferences agreed upon by us and CytoBioscience. The parties intend to consummate the merger prior to September 30, 2017. The letter of intent contemplates that our Board of Directors will continue to consist of seven directors, and CytoBioscience will have the right to designate two persons to our Board of Directors, and James Garvin, Ph.D., will become our president. Our officers will continue to remain in the same offices after the closing of the merger.

Completion of the merger is subject to execution of a definitive merger agreement and certain conditions to closing, including the receipt of all approvals and consents of governmental bodies, lenders, lessors and third parties, no material adverse changes in the business of CytoBioscience prior to the closing, no pending or threatened litigation regarding the merger, appropriate employment and inducement agreements are executed with employees of CytoBioscience, conversion of all debt and warrants of CytoBioscience into the right to receive the merger consideration, approval by the stockholders of CytoBioscience of the merger, and other customary conditions. In July 2017, we advanced $300,000 to CytoBioscience and received a promissory note from CytoBioscience payable on December 31, 2017. In August 2017, we advanced $200,000 to CytoBioscience and received a promissory note from CytoBioscience payable on December 31, 2017.

On July 24, 2017, the Company issued 43,333 shares of common stock, par value $0.01, to a consultant for general business consulting services pursuant to a contract providing for a reset based on stock performance within a nine-month period.

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

We currently have a Vice President of Sales, one in house sales person and four regional sales managers to sell the STREAMWAY SYSTEM. We are evaluating signing independent contractors to further represent the Company across the country and in Canada in the third quarter. We have been issued our Medical Device Establishment License permitting the Company to sell the STREAMWAY SYSTEM and disposables across the 13 provinces of Canada. In March 2017, the Company completed its first sale of a STREAMWAY SYSTEM to a customer in Ontario. In June 2017, we received notice that our STREAMWAY SYSTEM has met all requirements and can now be affixed with the CE mark and marketed in 32 European countries. We have signed a contract with a special consultant to hire distributors throughout Europe and Canada to sell the STREAMWAY SYSTEM. We will be focusing on five or six countries that we believe have a viable need for our product and that can fast track exposure and system sales as early as the fourth quarter.

We have also reached a short-term exclusive agreement with Alliant Healthcare, a major provider of medical device products to the federal government. Alliant Healthcare is a CVE verified SDVOSB (Service-Disabled Veteran-Owned Small Business). The agreement is for ninety days (July 1 – September 30, 2017), with an optional ninety-day renewal term (October 1 – December 31, 2017, the government’s first fiscal quarter) upon agreement of both parties.

Since inception, we have been unprofitable. We incurred net losses of approximately $2.5 million and $3.9 million for the three and six months ended June 30, 2017, and $2.6 million and $4.7 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, and June 30, 2016, we had an accumulated deficit of approximately $50.9 million and $45.2 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY SYSTEM and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

In the first quarter of 2014, the Company commenced sales of an updated version of the STREAMWAY SYSTEM, which provides several enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. This updated version utilizes improved technology, including the capability for continuous flow and continuous suctioning, as covered by our provisional patent application filed in 2013 and our non-provisional patent application filed in January 2014. We have sold one hundred one STREAMWAY units to date.

We expect the revenue for STREAMWAY SYSTEM units to increase significantly at such time as significantly more hospitals approve the use of the units for their applications and place orders for billable units. We also expect an increase in trial-based units. Trial basis units are either installed in or hung on the hospital room wall. The unit is connected to the hospital plumbing and sewer systems, as well as, the hospital vacuum system. The unit remains on the customer site for 2 – 4 weeks, as contracted, at no cost to the customer. However, the customer does purchase the disposable products (cleaning fluid and filters) necessary to effectively operate the units. Once the trial period has expired, the unit is either returned to the Company or purchased by the customer. If purchased, at that time, the Company invoices the customer based upon a contracted price negotiated prior to the trial.

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

Results of Operations

Revenue. The Company recognized $107,000 of revenue in the three months ended June 30, 2017 compared to $85,000 in revenue in the three months ended June 30, 2016, an increase of 25%. The Company recognized $282,000 of revenue in the six months ended June 30, 2017, compared to $182,000 in revenue in the six months ended June 30, 2016, an increase of 55%. There were 3 sales of STREAMWAY units through June 30, 2017, including our first sale of a STREAMWAY System in Canada. Our goal in ramping up our sales efforts following our hiring four regional sales managers is to have a greater revenue effect in the upcoming quarters.

Cost of sales. Cost of sales in the three months ended June 30, 2017 was $22,000 and $37,000 in the three months ended June 30, 2016, respectively. Cost of sales was $59,000 in the six months ended June 30, 2017 and $123,000 in the six months ended June 30, 2016, respectively. The gross profit margin was approximately 79% in the six months ended June 30, 2017, compared to 33% in the prior year. Our margins were reduced in the first half of 2016, as we replaced many of our STREAMWAY units for the new iteration units at no charge to our customers. Increased sales will allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses decreased by $48,000 for the three months ended June 30, 2017 compared to the 2016 period. The decrease in the three-month period was primarily from $1,019,000 in severance pay incurred during 2016 due to the negotiated settlement with the former CEO. The payout is over an eighteen-month period, but the expense was accounted for in the second quarter of 2016. Additionally, for the three-month periods, investor relations expense decreased by $110,000 because the Company hired an investment banking firm in 2016 in connection with potential acquisitions. Legal fees were also reduced by $173,000 as in 2016 we had a Unit Exchange Offer plus the negotiated settlement with the former CEO. Stock based compensation declined by $95,000 resulting from an adjustment to the Company’s vesting expense pursuant to amended employee stock options in 2017. Recruiting fees declined by $32,000 in 2017; we hired a Vice President of Sales in 2016. Offsets include: increases to Investors Stock Compensation, $951,000, due to the direct registered raise in November of 2016, whereby warrants were issued with a six-month vesting period culminating in May 2017; consulting, $223,000, paid by issuing 100,000 shares of common stock, par value $0.01, to a consulting firm to assist in sales placements, company acquisitions and hiring product distributors; and, $206,000 for bonuses that were cancelled in 2016 pursuant to the CEO negotiated settlement.

G&A expenses decreased by $604,000 for the six months ended June 30, 2017 compared to the 2016 period. The six month decrease was predominantly from the $1,019,000 severance pay in 2016 explained above; legal expense reduced by $551,000 explained above; investor relations down by $118,000 explained above; salaries, benefits and taxes reduced by $108,000 as the current CEO is not currently on payroll; recruiting fees are reduced by $79,000 explained above, but offset somewhat for recruiting fees paid in 2017 to hire a controller and quality assurance manager; additional reduced expenses were for stock based compensation, $28,000, audit and accounting fees, $14,000, and licenses, permits and fees down by $21,000. Offsets include: $971,000 for investment stock compensation explained above; $223,000 for consulting explained above; $112,000 in bonuses explained above; and, for $27,000 in corporate insurance for increased policy rates in 2017.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense decreased by $62,000 in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Operations expense decreased by $252,000 in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decreases for the three-month period include $44,000 in stock based compensation resulting from an adjustment to the Company’s vesting expense pursuant to amended employee stock options in 2017; less research and development costs, $30,000 and reduced travel by $3,000. The largest offset was for $12,000 regarding salaries per the hiring of the quality assurance manager in 2017. The six-month reductions were from bonuses, $98,000, from employee stock options exercised in 2016; $44,000 in stock based compensation explained above; $68,000 in lower research and development costs; $20,000 in writing off obsolete inventory; $10,000 in reduced payroll, taxes and 401k match as the quality assurance manager was not hired until late in the first quarter of 2017; and, $6,000 in reduced shipping and postage.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expense increased by $129,000 in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increases for the three-month period resulted from expanding our sales force thus payroll, taxes and benefits were higher by $103,000; accordingly, travel expenses were increased as well by $25,000, and commissions were higher by $8,000 due to increased sales in 2017. Additionally, stock based compensation increased by $11,000 due to the quarterly vesting of inducement options for our Vice President of Sales, and consulting increased by $5,000 due to our hiring an advocate for increasing government sales. Offsetting the increases was a reduction in advertising and promotion expenses, $25,000, due to budgeting our expenses for later in 2017. Sales and marketing expense increased by $168,000 in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases for the six-month period resulted from expanding our sales force thus payroll, taxes and benefits were higher by $155,000; accordingly, travel expenses were increased as well by $44,000, and commissions were higher by $13,000 due to increased sales in 2017. Additionally, stock based compensation increased by $6,000 due to the quarterly vesting of inducement options for our Vice President of Sales. Offsetting the increases was a reduction in advertising and promotion expenses, $30,000, due to budgeting our expenses for later in 2017, and consulting $25,000 because in 2016 we had hired a firm to advise the Company on Veterans Administration and government sales.

Interest expense. There was no interest expense in the first six months of either 2017 or 2016.

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

Cash Flows

Net cash used in operating activities was $2,070,804 for the six months ended June 30, 2017 compared with net cash used of $2,784,616 for the 2016 period. The $714,000 decrease in cash used in operating activities was primarily due to the reduced net loss in 2017, and decreases in payables and accruals, partially offset by an increase to vested stock option accounts from warrants issued in the 2017 public offering.

Cash flows used in investing activities was $2,348,375 for the six months ended June 30, 2017 and $1,574,825 for the six months ended June 30, 2016. The Company invested in certificates of deposits specifically maintaining balances below $250,000 in each certificate to maintain FDIC banking protection. There was a moderate increase to purchases in fixed assets and minimal fees related to patents.

Net cash provided by financing activities was $3,814,938 for the six months ended June 30, 2017 compared to net cash provided of $86,253 for the six months ended June 30, 2016. The cash provided came from the net proceeds of the January public offering and the over-allotment option exercise by the underwriter.

Capital Resources

Our cash and cash equivalents were approximately $1,160,000 as of June 30, 2017, with certificates of deposit of approximately $2,694,000. We had a cash balance of $294,000 as of June 30, 2017, with the remainder of our cash equivalents in money market accounts. Since our inception, we have incurred significant losses. As of June 30, 2017, we had an accumulated deficit of approximately $50,904,000.

From inception to June 30, 2017, our operations have been funded through a bank loan and private convertible debt of approximately $5,435,000 and equity investments totaling approximately $27,766,000.

In the first six months of 2017, we recognized $282,000 in revenues. Our product sales since the end of the second quarter have resulted in approximately $41,000 in revenues.

Plan of Financing; Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $50.9 million as of June 30, 2017. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding) and a qualified public offering raising a net $13,555,003 in 2015, after deducting underwriting discounts, commissions and expenses. On November 29, 2016, the Company closed a registered direct offering for net proceeds of $1,739,770.

On January 19, 2017, the Company closed on an underwritten public offering with net proceeds of $3,439,125. Additionally, as part of the offering there was an over-allotment option that was exercised by the underwriter netting the Company $356,563.

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the end of 2017.

We had revenues of $282,000 in the first six months of 2017, but we had negative operating cash flows of $2,100,000. The negative cash flow is heavily impacted by our first half loss, which was largely made up of $2,150,000 of vesting expenses for warrants issued in conjunction with the registered direct offering and the public offering completed in 2016 and 2017, respectively. Our cash balance was $294,387 as of June 30, 2017, with $3,600,000 in cash equivalents and certificates of deposit, and our accounts payable and accrued expenses were an aggregate $1,300,000. We are currently incurring negative operating cash flows of approximately $345,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

As of June 30, 2017, the Company had no debt. We will require additional funding to finance entering the international marketplace, and to fund potential acquisitions. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

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

The Company’s stockholders’ equity now exceeds $2,500,000. On February 15, 2017, the Company received confirmation from NASDAQ that the Company now exceeds all applicable requirements for continued listing and is in compliance.

Proposed Merger Transaction with CytoBioscience, Inc.

On July 21, 2017, we entered into a letter of intent with CytoBioscience, Inc., pursuant to which our wholly owned subsidiary would merge with and into CytoBioscience. After such merger, CytoBioscience would be our wholly owned subsidiary. CytoBioscience creates and manufactures devices used in human cell research focused on new therapeutic drug development and has a well-known scientific and technical staff, collaborative partnerships with leading pharmaceutical companies and strategic alliances with key groups and academic institutions. In consideration of the merger, we would issue to CytoBioscience’s stockholders (i) shares of our common stock equal to 19.8% of our outstanding shares at the time of the merger (less the amount of our shares that are subject to option agreements with employees of CytoBioscience issued or assumed by us at the time of the merger), (ii) shares of Class C Preferred Stock, (iii) shares of Class D Preferred Stock; and (iv) shares of Class E Preferred Stock. The Class C, Class D and Class E Preferred Stock issued in the merger will be non-convertible, non-voting shares (subject to limited, customary protective provisions), and the Class C and Class D Preferred Stock will have a liquidation preference of $23.7 million and $1.2 million respectively. The Preferred Stock will be subject to such other rights and preferences agreed upon by us and CytoBioscience. The parties intend to consummate the merger prior to September 30, 2017. The letter of intent contemplates that our Board of Directors will continue to consist of seven directors, and CytoBioscience will have the right to designate two persons to our Board of Directors, and James Garvin, Ph.D., will become our president. Our officers will continue to remain in the same offices after the closing of the merger.

Completion of the merger is subject to execution of a definitive merger agreement and certain conditions to closing, including the receipt of all approvals and consents of governmental bodies, lenders, lessors and third parties, no material adverse changes in the business of CytoBioscience prior to the closing, no pending or threatened litigation regarding the merger, appropriate employment and inducement agreements are executed with employees of CytoBioscience, conversion of all debt and warrants of CytoBioscience into the right to receive the merger consideration, approval by the stockholders of CytoBioscience of the merger, and other customary conditions. In July 2017, we advanced $300,000 to CytoBioscience and received a promissory note from CytoBioscience payable on December 31, 2017. In August 2017, we advanced $200,000 to CytoBioscience and received a promissory note from CytoBioscience payable on December 31, 2017. We anticipate that we may advance additional funds to CytoBioscience on similar terms before the closing of the merger transaction.

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

Because we do not have significant historical trading data on our common stock we relied upon trading data from a composite of 10 medical companies traded on major exchanges and 15 medical companies quoted by the OTC Bulletin Board to help us arrive at expectations as to volatility of our own stock when public trading commences. In 2013 the Company experienced significant exercises of options and warrants. The options raised $6,500 in capital. Warrants exercised for cash produced $1,330,000 of capital. In the case of options and warrants issued to consultants and investors we used the legal term of the option/warrant as the estimated term unless there was a compelling reason to use a shorter term. The measurement date for employee and non-employee options and warrants is the grant date of the option or warrant. The vesting period for options that contain service conditions is based upon management’s best estimate as to when the applicable service conditions will be achieved. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See “Note 2 – Stockholders’ Equity, Stock Options and Warrants” in Notes to Financial Statements of this Quarterly Report on Form 10-Q for additional information.

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

All statements other than statements of historical facts, included in this report regarding the Company’s growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will”, “may”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. The Company does not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although Skyline believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable the Company cannot assure potential investors that these plans, intentions or expectations will be achieved. The Company discloses important factors that could cause the Company’s actual results to differ materially from its expectations in the “Risk Factors” section and elsewhere our Annual Report on Form 10-K for the year ended December 31, 2016. The Company also included updated risk factors, including risks related to the proposed merger transaction with CytoBioscience, as Exhibit 99.3 to its Current Report on Form 8-K filed on August 1, 2017. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

In addition to the other information set forth in the Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company also included updated risk factors, including risks related to the proposed merger transaction with CytoBioscience, as Exhibit 99.3 to its Current Report on Form 8-K filed on August 1, 2017. The reader should also carefully consider these risk factors.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

In July 2017, an attorney sent demand letters to our Board of Directors purporting to represent stockholders of the Company. The letter claims that Skyline failed to obtain valid shareholder approval at its July 2016 annual meeting for an amendment to the 2012 Stock Incentive Plan that increased the plan’s share reserve.  As a result, the lawyer claims that Skyline stock option grants since July 2016 have not been properly approved, constituting a breach of the directors’ fiduciary duties. The attorney’s claim relates to the fact that the sum of the abstentions and “no” votes on the proposal for the plan amendment exceeded the number of “yes” votes. The Company is investigating the claims in the letter, including the possibility that the granting of stock options in excess of the properly approved plan limitation may have constituted a violation of applicable NASDAQ listing rules. The Company is also investigating possible corrective action. The Company does not believe that this legal matter will have a material adverse effect on its financial condition or results of operation. However, matters involving litigation are inherently uncertain. Further, there is no assurance that NASDAQ will not assert that there has been a violation of its listing standards, which would result in NASDAQ providing us with a deficiency letter and would require that we present NASDAQ with a plan of compliance to correct the asserted violation. If we fail to correct any such asserted violation, our common stock may be de-listed from the NASDAQ Stock Market.

Item 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE MEDICAL INC.

Date: August 14, 2017	By:	/s/ Carl Schwartz
Carl Schwartz
Chief Executive Officer

Date: August 14, 2017	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

SKYLINE MEDICAL INC.

Form 10-Q

The quarterly period ended June 30, 2017

Exhibit No.	Description

2.1	Agreement and Plan of Merger with Skyline Cyto Acquisition, Inc., and Alan Dean as Stockholder Representative dated August 9, 2017 (incorporated by reference to Form 8-K filed August 11, 2017)

10.1* †	Form of Stock Option Agreement for Executive Officers

10.2* †	Form of Stock Option Agreement for Directors

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

†	Compensatory plan or arrangement.
*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.