Form 10-Q
period 2017-09-30
Skyline Medical Inc.
filed 2017-11-14
CIK 1446159

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2017, the registrant had 6,282,761 shares of common stock, par value $.01 per share outstanding, adjusted for a 1-for -25 reverse stock split effective October 27, 2016 as described in Note 1 to the Condensed Financial Statements under “Nature of Operations and Continuation of Operations”. In this report all numbers of shares and per share amounts, as appropriate, have been restated to reflect the reverse stock split.

SKYLINE MEDICAL INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016

Current Assets:
Cash and Cash Equivalents	$765,704	$1,764,090
Certificates of Deposit	1,224,728	100,000
Marketable Securities	-	284,329
Accounts Receivable	91,708	38,919
Notes Receivable (Note 3)	785,000	-
Inventories	238,889	272,208
Prepaid Expense and other assets	196,825	148,637
Total Current Assets	3,302,854	2,608,183

Fixed Assets, net	99,982	101,496
Intangibles, net	96,501	97,867

Total Assets	$3,499,337	$2,807,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$74,642	$220,112
Accrued Expenses	1,132,613	1,346,105
Deferred Revenue	10,185	7,998
Total Current Liabilities	1,217,440	1,574,215

Accrued Expenses	-	309,649
Total Liabilities	1,217,440	1,883,864
Commitments and Contingencies	-	-
Stockholders’ Equity:
Series B Convertible Preferred Stock, $.01 par value, 20,000,000 authorized, 79,246 and 79,246 outstanding	792	792
Common Stock, $.01 par value, 24,000,000 authorized, 6,232,761 and 4,564,428 outstanding	62,327	45,644
Additional paid-in capital	54,114,771	47,894,196
Accumulated Deficit	(51,895,993)	(47,018,451)
Accumulated Other Comprehensive Income	-	1,501
Total Stockholders' Equity	2,281,897	923,682

Total Liabilities and Stockholders' Equity	$3,499,337	$2,807,546

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF OPERATIONS and OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$152,535	$134,605	$434,523	$316,931

Cost of goods sold	28,706	26,481	87,709	149,130

Gross margin	123,829	108,124	346,814	167,801

General and administrative expense	621,716	733,074	3,968,493	4,684,130

Operations expense	192,536	292,856	575,467	928,062

Sales and marketing expense	301,672	137,784	680,396	348,848

Interest expense	-	3	-	3

Total Expense	1,115,924	1,163,717	5,224,356	5,961,043

Net loss available to common shareholders	(992,095)	(1,055,593)	(4,877,542)	(5,793,242)

Other comprehensive gain
Unrealized gain from marketable securities	-	(1,299)	-	4,579

Comprehensive (loss)	$(992,095)	$(1,056,892)	$(4,877,542)	$(5,788,663)

Loss per common share - basic and diluted	$(0.16)	$(0.32)	$(0.78)	$(2.57)

Weighted average shares used in computation - basic and diluted	6,232,761	3,320,139	6,283,567	2,250,315

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

		Common Stock
	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total
Balance at 12/31/2015	$18,950	208,259	$2,080	$44,584,118	$(40,492,437)	-	$4,112,711
Shares issued for two options exercised at $65.75 per share		1,312	13	86,240			86,253
Shares issued for preferred stock conversion into common stock per the break-up of the Unit from the 2015 public offering	(18,158)	66,396	664	17,494			-
Shares issued for cashless Series A warrant exercises per the break-up of the Unit from the 2015 public offering		2,318,663	23,187	556,479			579,666
Shares issued for cashless Series B warrant exercises per the tender offer exchange		628,237	6,282	150,777			157,059
Shares issued at $3.75 per share, to an investment banker per contractual agreement		135,995	1,360	508,620			509,980
Shares issued at $4.50 per share to former CEO per severance agreement		20,000	200	90,151			90,351
Vesting Expense				165,271			165,271
Unrealized gain from marketable securities						1,501	1,501
Shares issued at $4.50 per share to investor relations consultant		26,000	260	116,740			117,000
Shares issued for escrow with GLG Pharma pursuant to the partnership and reseller agreement		400,000	4,000				4,000
Shares issued pursuant to the Registered Direct Offering, net		756,999	7,570	1,618,335			1,625,905
Corrections due to rounding for reverse split and DTCC increase		2,567	28	(29)			(1)
Net loss					(6,526,014)		(6,526,014)
Balance @ 12/31/2016	$792	4,564,428	$45,644	$47,894,196	$(47,018,451)	$1,501	$923,682
Shares issued pursuant to the public offering, net		1,750,000	17,500	3,403,688			3,421,188
Shares issued pursuant to the overallotment agreement in the public offering		175,000	1,750	392,000			393,750
Vesting Expense				2,142,189			2,142,189
Reverse shares issued for escrow with GLG Pharma pursuant to termination agreement		(400,000)	(4,000)				(4,000)
Shares issued pursuant to consulting agreement		100,000	1,000	219,000			220,000
Unrealized gain (loss) from marketable securities						(1,501)	(1,501)
Shares issued pursuant to consulting agreement		43,333	433	63,699			64,132
Net loss					(4,877,542)		(4,877,542)
Balance @ 9/30/2017	$792	6,232,761	$62,327	$54,114,771	$(51,895,993)	$-	$2,281,897

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities:
Net loss	$(4,877,542)	$(5,793,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,831	62,427
Vested stock options and warrants	2,142,189	147,158
Equity instruments issued for management and consulting	280,133	717,331
Issuance of common stock in cashless warrant exercise	-	736,724
Loss on Sales of Equipment	-	(2,387)
Gain from sale of marketable securities	(1,837)	(2,309)
Changes in assets and liabilities:
Accounts receivable	(52,789)	(6,734)
Inventories	33,319	(57,509)
Prepaid expense and other assets	(48,188)	108,391
Accounts payable	(145,470)	(2,352)
Accrued expenses	(523,142)	388,195
Deferred Revenue	2,187	-
Net cash provided in operating activities:	(3,137,309)	(3,704,307)
Cash flow from investing activities:
Purchase of marketable securities	-	(850,000)
Proceeds from sale of marketable securities	284,665	280,000
Purchase of certificates of deposit	(2,594,728)	(1,000,000)
Redemption of certificates of deposit	1,470,000	1,000,000
Advances of notes receivable	(785,000)	-
Purchase of fixed assets	(43,251)	(25,127)
Purchase of intangibles	(7,701)	(8,573)
Net cash used in investing activities:	(1,676,015)	(603,700)

Cash flow from financing activities:
Issuance of common stock	3,814,938	86,253
Net cash provided by financing activities	3,814,938	86,253

Net increase (decrease) in cash	(998,386)	(4,221,754)
Cash at beginning of period	1,764,090	4,856,232
Cash at end of period	$765,704	$634,478

See Notes to Condensed Financial Statements

SKYLINE MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts presented at and for the three and nine months ended September 30, 2017 and September 30, 2016 are unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Skyline Medical Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 2002. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. As of September 30, 2017, the registrant had 6,232,761 shares of common stock, par value $.01 per share, outstanding, adjusted for a 1-for-25 reverse stock split effective October 27, 2016. In this Report, all numbers of shares and per share amounts, as appropriate, have been stated to reflect the reverse stock split. Pursuant to an Agreement and Plan of Merger dated effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware corporation as the surviving corporation of the merger. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid and filters to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY® SYSTEM products.

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

Since inception to September 30, 2017, the Company raised approximately $27,765,934 in equity, inclusive of $2,055,000 from a private placement of Series A Convertible Preferred Stock, $13,555,003 from the public offering of Units completed in 2015, $1,739,770 from a registered direct offering completed in 2016, $3,421,188 from the public offering of Units completed in the first quarter of 2017, $358,312 from the underwriter exercising their option to purchase up to 175,000 additional shares of common stock and to acquire additional warrants to purchase up to 35,000 additional shares of common stock, and $5,685,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

On August 9, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Skyline Cyto Acquisition, Inc. and CytoBioscience, Inc. (“CytoBioscience”). CytoBioscience creates and manufactures devices used in human cell research focused on new therapeutic drug development and has a well-known scientific and technical staff, collaborative partnerships with leading pharmaceutical companies and strategic alliances with key groups and academic institutions. The Merger Agreement contemplated a reverse triangular merger with CytoBioscience becoming a wholly owned operating subsidiary of the Company (the “Merger”). In November 2017, the Company and CytoBioscience announced that they terminated the Merger Agreement to focus on structuring a proposed joint venture to market CytoBioscience’s personalized research services.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $7,230 and $28,910 in the three and nine months ended September 30, 2017 and were $10,343 and $57,004 in the three and nine months ended September 30, 2016, respectively.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $69,499 and $223,958 in the three and nine months ended September 30, 2017 and were $79,936 and $302,330 in the three and nine months ended September 30, 2016, respectively.

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

Certificates of Deposit

Short-term interest-bearing investments are those with maturities of less than one year but greater than three months when purchased. Certificates with maturity dates beyond one year are classified as noncurrent assets. These investments are readily convertible to cash and are stated at cost plus accrued interest, which approximates fair value.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	September 30, 2017	December 31, 2016

Finished goods	$28,441	$38,201
Raw materials	163,295	165,812
Work-In-Process	47,153	68,195
Total	$238,889	$272,208

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		5
Manufacturing tooling	3	-	7
Demo Equipment		3

The Company’s investment in Fixed Assets consists of the following:

	September 30, 2017	December 31, 2016
Computers and office equipment	$182,686	$164,318
Leasehold improvements	25,635	25,635
Manufacturing tooling	107,955	103,204
Demo equipment	43,367	23,236
Total	359,643	316,393
Less: Accumulated depreciation	259,661	214,897
Total Fixed Assets, Net	$99,982	$101,496

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Depreciation expense was $14,561 and $44,764 in the three and nine months ended September 30, 2017, and was $17,782 and $56,202 for the three and nine months ended September 30, 2016, respectively.

Intangible Assets

Intangible assets consist of trademarks and patent costs. Amortization expense was $3,276 and $9,067 in the three and nine months ended September 30, 2017, and was $2,515 and $6,225 in the three and nine months ended September 30, 2016, respectively. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified.

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

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has a credit risk concentration because of depositing $0.6 million of funds in excess of insurance limits in a single bank.

Product Warranty Costs

In the three and nine months ending September 30, 2017, the Company incurred approximately $204 and $5,216 in current warranty costs and incurred $2,102 and $33,083 in warranty costs for the three and nine months ending September 30, 2016, respectively.

Segments

The Company operates in two segments for the sale of its medical device and consumable products. Predominantly most of the Company’s assets, revenues, and expenses for the three and nine months ending September 30, 2017 and for 2016 in entirety were located at or derived from operations in the United States. The Company completed its first sale outside of the United States, in Canada, in March 2017.

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

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2015	31,350	$133.23	323,099	$128.40

Issued	157,982	3.14	1,487,881	0.71
Expired	(22,377)	122.13	-	-
Exercised	(1,312)	65.75	(939,879)	-

Outstanding at December 31, 2016	165,643	$11.22	871,101	$52.22

Issued	2,459,368	1.47	385,000	2.25
Expired	(12,730)	10.39	(1,533)	281.60
Exercised	-	-	-	-

Outstanding at September 30, 2017	2,612,281	$2.05	1,254,568	$36.60

At September 30, 2017, 46,537 stock options are fully vested and currently exercisable with a weighted average exercise price of $30.00 and a weighted average remaining term of 6.59 years. There are 1,254,568 warrants that are fully vested and exercisable. Stock-based compensation recognized for the nine months ending September 2017 and September 2016 was $(7,908) and $147,158, respectively. The Company has $2,901,348 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 24 months.

The following summarizes the status of options and warrants outstanding at September 30, 2017:

Range of Prices	Shares	Weighted Remaining Life
Options
$1.454	17,200	10.00
$1.47	2,427,882	9.73
$2.10	14,286	9.50
$2.25	293	8.90
$2.42	24,768	8.76
$2.80	57,145	9.26
$3.75	44,000	8.76
$4.125	3,636	9.01
$4.1975	7,147	8.97
$4.25	3,529	8.50
$5.125	3,902	8.94
$65.75	190	7.86
$73.50	1,157	8.26
$77.50	2,323	7.75
$80.25	187	8.01
$86.25	232	7.50
$131.25	81	4.94
$148.125	928	5.47
$150.00	1,760	4.88
$162.50	123	7.26
$206.25	121	7.01
$248.4375	121	5.79
$262.50	130	5.79
$281.25	529	5.30
$318.75	3	5.60
$346.875	72	6.50
$431.25	306	6.44
$506.25	188	6.25
$596.25	42	6.00

	2,612,281

Warrants
$2.25	385,000	4.32
$4.46	756,999	4.17
$93.75	2,255	0.45
$123.75	94,084	2.92
$150.00	4,114	0.45
$225.00	107	0.32
$243.75	2,529	1.84
$281.25	4,364	0.32
$309.375	2,850	1.86
$309.50	222	2.10
$337.50	178	0.72
$371.25	944	0.66
$506.25	59	1.38
$609.375	862	1.34
	1,254,568

Stock options and warrants expire on various dates from November 2017 to September 2027.

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

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of September 30, 2017, by year of grant:

Stock Options:
Year	Shares	Price
2011	173		$281.25
2012	1,841	131.25	–	150.00
2013	1,553	148.13	–	596.25
2014	835	162.50	–	431.25
2015	4,088	65.75	–	86.25
2016	144,423	2.25	–	5.13
2017	2,459,368	1.45	–	2.10
Total	2,612,281	$1.45	–	596.25

Warrants:
Year	Shares	Price
2012	1,259		$281.25
2013	10,703	93.75	-	371.25
2014	6,455	243.75	–	609.38
2015	94,152	0.00	–	243.75
2016	756,999		4.46
2017	385,000		2.25
Total	1,254,568	$0.00	–	609.38

NOTE 3 – NOTES RECEIVABLE

In July 2017, the Company began to advance funds to CytoBioscience for working capital for CytoBioscience’s business in contemplation of the Merger. All the notes receivable bear simple interest at 8% and are due in full on December 31, 2017. All the notes are covered by a security interest in all of CytoBioscience’s accounts receivable and related rights in connection with all of the advances. The principal amount of the secured promissory notes receivable from CytoBioscience totaled $785,000 as of September 30, 2017. Advances since the end of the quarter total $285,000, for total principal amount of the secured notes of $1,070,000.

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

In connection with the Offering, the holders of the Convertible Notes agreed to not exercise their right to convert the Convertible Notes into shares of the Company’s common stock, in exchange for the Company’s agreement to redeem all of the outstanding Convertible Notes promptly following the consummation of the Offering at a redemption price equal to 140% of the principal amount, plus accrued and unpaid interest to the redemption date. On August 31, 2015, the closing date of the offering, the Company redeemed the remaining $933,074 aggregate principal amount of Convertible Notes plus interest and a 40% redeemable premium, for a total payment of $1,548,792. Of this amount, approximately $167,031 was paid to its affiliates in redemption of their Convertible Notes. Each holder of the Convertible Notes agreed to the foregoing terms and entered into an Amendment to Senior Convertible Notes and Agreement with the Company. As of September 30, 2017, none of the Convertible Notes were outstanding.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net loss available in basic and diluted calculation	$(992,095)	$(1,055,593)	$(4,877,542)	$(5,793,242)
Other comprehensive income:
Unrealized gain from marketable securities	-	(1,299)	-	4,579
Comprehensive (loss)	(992,095)	(1,056,892)	(4,877,542)	(5,788,663)
Denominator:
Weighted average common shares outstanding-basic	6,232,761	3,320,139	6,283,567	2,250,315

Effect of diluted stock options, warrants and preferred stock (1)	-	-	-	-

Weighted average common shares outstanding-basic	6,232,761	3,320,139	6,283,567	2,250,315

Loss per common share-basic and diluted	$(0.16)	$(0.32)	$(0.78)	$(2.57)

(1) The number of shares underlying options and warrants outstanding as of September 30, 2017, and September 30, 2016 are 3,866,849 and 222,600 respectively. The number of shares underlying the preferred stock as of September 30, 2017, is 79,246. The effect of the shares that would be issued upon exercise of such options, warrants and preferred stock has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

At December 31, 2016, the Company had approximately $30.9 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2017, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $13.0 million of gross NOLs to reduce future state taxable income at December 31, 2016. The state NOLs will expire beginning in 2017 if unused. The Company’s net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2016, the federal and state valuation allowances were $10.7 million and $0.2 million, respectively.

At September 30, 2017, the Company had approximately $33.2 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2017, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $12.2 million of gross NOLs to reduce future state taxable income at September 30, 2017. The state NOLs will expire beginning in 2017 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At September 30, 2017, the federal and state valuation allowances were $11.7 million and $0.3 million, respectively.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016

Deferred Tax Asset:
Net Operating Loss	$11,488,000	$10,755,000
Other	515,000	189,000
Total Deferred Tax Asset	12,003,000	10,944,000
Less Valuation Allowance	12,003,000	10,944,000
Net Deferred Income Taxes	$—	$—

NOTE 7 – RENT OBLIGATION

The Company leases its principal office under a lease that can be cancelled after three years with proper notice per the lease and an amortized schedule of adjustments that will be due to the landlord. The lease extends five years and expires January 2018. The Company has begun negotiations to sign an extended or new lease to remain in the same principal offices. In addition to rent, the Company pays real estate taxes and repairs and maintenance on the leased property. Rent expense was $16,676 and $49,685 for the three and nine months ended September 30, 2017 and was $16,356 and $50,106 for the three and nine months ended September 30, 2016, respectively.

The Company’s rent obligation for the next two years is as follows:

2017	$9,750
2018	$3,000

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

NOTE 9 – RETIREMENT SAVINGS PLAN

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2017 and 2016, we matched 100%, of the employee’s contribution up to 4% of their earnings. The employer contribution was $7,724 and $25,100 for the three and nine months ending September 30, 2017 and was $7,401 and $28,196 for the three and nine months ending September 30, 2016, respectively.

NOTE 10 – SUBSEQUENT EVENTS

In November 2017, the Company and CytoBioscience announced they terminated the Merger Agreement to focus on structuring a proposed joint venture to market CytoBioscience’s personalized research services. The proposed joint venture with CytoBioscience, a privately held biomedical company, will provide Skyline with access to CytoBioscience’ personalized research services and will further expand the Company’s expertise and client base in the expanding services sector. The merger agreement between the two companies that was announced on August 9, 2017 has been terminated in order to focus on structuring the proposed joint venture. The terms of the proposed joint venture will be announced at a later date.

In November 2017, the Company announced a proposed joint venture with Helomics Corporation, a precision diagnostic company and integrated clinical contract research organization, that will leverage the Helomics D-CHIP™ platform to develop and market new approaches for personalized cancer diagnosis and care. This partnership between the two companies is expected to provide Skyline with opportunities to generate revenues from additional markets. Skyline Medical will own 51% of the joint venture, with Helomics owning the remaining 49%. In November 2017, the Company advanced $175,000 for working capital for Helomics’ business in contemplation of the proposed joint venture. The notes receivable bear simple interest at 8% and are due in full on April 30, 2018. The notes are covered by a security interest in certain equipment of Helomics.

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

We currently have a Vice President of Sales, one in house sales person and five regional sales managers to sell the STREAMWAY SYSTEM. We have signed two independent contractors, and will continue to sign more, to further represent the Company across the country and in Canada in the fourth quarter and fiscal 2018. We have been issued our Medical Device Establishment License permitting the Company to sell the STREAMWAY SYSTEM and disposables across the 13 provinces of Canada. In March 2017, the Company completed its first sale of a STREAMWAY SYSTEM to a customer in Ontario. In June 2017, we received notice that our STREAMWAY SYSTEM has met all requirements and can now be affixed with the CE mark and marketed in 32 European countries. We have signed a contract with a special consultant to hire distributors throughout Europe and Canada to sell the STREAMWAY SYSTEM. During the fourth quarter, we have executed contracts with three international distributors. Quadromed, is a Canadian distributor who will represent us throughout the entire Canadian country over the next two years, with annual automatic renewals. MediBridge Sarl, is a Swiss distributor representing us in Switzerland entirely over the next two years, with annual automatic renewals. Device Technologies Australia PTY LTD, is an Australian distributor representing us throughout Australia, New Zealand, Fiji and the Pacific Islands over the next five years with annual automatic renewals.

We have also reached a short-term exclusive agreement with Alliant Healthcare, a major provider of medical device products to the federal government. Alliant Healthcare is a CVE verified SDVOSB (Service-Disabled Veteran-Owned Small Business). The agreement is for ninety days (July 1 – September 30, 2017), with an optional ninety-day renewal term (October 1 – December 31, 2017, the government’s first fiscal quarter) upon agreement of both parties. We have signed a three-year contract with Alliant effective November 1, 2017 ending October 31, 2020, with annual automatic renewals thereafter.

Since inception, we have been unprofitable. We incurred net losses of approximately $1.0 million and $4.9 million for the three and nine months ended September 30, 2017, and $1.1 million and $5.8 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, and September 30, 2016, we had an accumulated deficit of approximately $51.9 million and $47.0 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY SYSTEM and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

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

Our future cash requirements and the adequacy of available funds depend on our ability to sell our products, the cash needs relating to our operations, prospective acquisitions and strategic relationships, and the availability of future financing to fulfill our business plans. See “Plan of Financing; Going Concern Qualification” below.

As a company, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Strategic Relationships and Transactions

The Company is seeking to broaden its business and from time to time considers acquisitions of companies and strategic partnerships and investments.

On August 9, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Skyline Cyto Acquisition, Inc. and CytoBioscience, Inc. (“CytoBioscience”). CytoBioscience creates and manufactures devices used in human cell research focused on new therapeutic drug development and has a well-known scientific and technical staff, collaborative partnerships with leading pharmaceutical companies and strategic alliances with key groups and academic institutions. The Merger Agreement contemplated a reverse triangular merger with CytoBioscience becoming a wholly owned operating subsidiary of the Company (the “Merger”). In November 2017, the Company and CytoBioscience announced that they terminated the Merger Agreement to focus on structuring a proposed joint venture to market CytoBioscience’s personalized research services

In July 2017, the Company began to advance funds to CytoBioscience for working capital for CytoBioscience’s business in contemplation of signing the Merger Agreement and completing the Merger. All of the notes receivable bear simple interest at 8% and are due in full on December 31, 2017. All of the notes are covered by a security interest in all of CytoBioscience’s accounts receivable and related rights in connection with all of the advances. The principal amount of the secured promissory notes receivable from CytoBioscience totaled $785,000 as of September 30, 2017. Advances since the end of the quarter total $285,000, for total principal amount of the secured notes of $1,070,000.

In November 2017, the Company announced proposed joint venture with Helomics Corporation, a precision diagnostic company and integrated clinical contract research organization, to use the Helomics D-CHIP™ platform to develop new approaches for personalized cancer diagnosis and care. This partnership between the two companies is expected to provide Skyline with opportunities to generate revenues from additional markets. Skyline Medical will own 51% of the joint venture, with Helomics owning the remaining 49%. In November 2017, the Company advanced $175,000 for working capital for Helomics’ business in contemplation of the joint venture. The notes receivable bear simple interest at 8% and is due in full on April 30, 2018. The note is covered by a security interest in certain equipment of Helomics.

Results of Operations

Revenue. The Company recognized $153,000 of revenue in the three months ended September 30, 2017 compared to $135,000 in revenue in the three months ended September 30, 2016, an increase of 13%. The Company recognized $435,000 of revenue in the nine months ended September 30, 2017, compared to $317,000 in revenue in the nine months ended September 30, 2016, an increase of 37%. There were 5 sales of STREAMWAY units year to date through September 30, 2017, including our first sale of a STREAMWAY System in Canada. Our goal in ramping up our sales efforts following our hiring five regional sales managers is to have a greater revenue effect in the upcoming quarters.

Cost of sales. Cost of sales in the three months ended September 30, 2017 was $29,000 and $26,000 in the three months ended September 30, 2016, respectively. Cost of sales was $88,000 in the nine months ended September 30, 2017 and $149,000 in the nine months ended September 30, 2016, respectively. The gross profit margin was approximately 80% in the nine months ended September 30, 2017, compared to 53% in the prior year. Our margins were reduced in the first half of 2016, as we replaced many of our STREAMWAY units for the new iteration units at no charge to our customers. Increased sales will allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses decreased by $111,000 for the three months ended September 30, 2017 compared to the 2016 period. The decrease in the three-month period was primarily from $190,000 in investor relations incurred during 2016 due to utilizing consultants and proxy solicitors; $29,000 in stock based compensation because of amendments to employee stock options in 2017, and $68,000 in investors stock compensation due to fund raising activities in Q3 of 2016. Offsetting the decrease was an increase in professional fees of $140,000 mostly due to legal fees for the CytoBioscience merger and consulting fees regarding new business development as well as merger and acquisition negotiations and activities. There were increases in recruiting expenses of $15,000, due to a recruitment fee reduced in 2016, $11,000 for salaries, $6,000 for corporate insurance, and state taxes of $5,000.

G&A expenses decreased by $716,000 for the nine months ended September 30, 2017 compared to the 2016 period. The nine month decrease was predominantly from the $1,019,000 severance pay in 2016 for the former CEO, who left the Company in May 2016; legal expense reduced by $483,000 as in 2016 we had a Unit Exchange Offer plus the negotiated settlement with the former CEO; a decrease by $308,000 in investor relations incurred during 2016 due to utilizing consultants and proxy solicitors; salaries, benefits and taxes reduced by $89,000 as the current CEO is not currently on payroll; recruiting fees are reduced by $64,000 due to a fee paid in 2016; additional reduced expenses were for stock based compensation, $58,000 because of amendments to employee stock options in 2017, audit and accounting fees, $6,000, licenses, permits and fees down by $20,000, stock transfer expenses decreased by $9,000, depreciation expense was down by $11,000, travel down by $12,000, and bank charges down by $7,000. Offsets include: $903,000 for investment stock compensation due to the direct registered raise in November of 2016, whereby warrants were issued with a six-month vesting period culminating in May 2017; $287,000 for consulting paid by issuing 143,000 shares of common stock, par value $0.01, to a consulting firm to assist in sales placements; $112,000 in bonuses that were cancelled in 2016 pursuant to the CEO negotiated settlement; for $33,000 in corporate insurance for increased policy rates in 2017, and for $41,000 because of a combination of increased state taxes in 2017 based on stock transactions and less in 2016 due to a reduction for anticipated penalties.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense decreased by $100,000 in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decreases for the three-month period include $63,000 in stock based compensation resulting from an adjustment to the Company’s vesting expense pursuant to amended employee stock options in 2017; less consulting expenses of $46,000 due to higher 2016 expenses for attaining our CE mark; and, less research and development costs, $10,000. The largest offset was for $9,000 regarding salaries per the hiring of the quality assurance manager in 2017, and $9,000 due to corrections in inventory for obsolescence. Operations expense decreased by $353,000 in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The nine-month reductions were from bonuses, $98,000, from employee stock options exercised in 2016; $106,000 in stock based compensation because of amendments to employee stock options in 2017; $78,000 in lower research and development costs; $11,000 in writing off obsolete inventory; $48,000 in consulting due to higher 2016 expenses for attaining our CE mark, and $6,000 for shipping and postage.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expense increased by $164,000 in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increases for the three-month period resulted from expanding our sales force thus payroll, taxes and benefits were higher by $55,000; accordingly, travel expenses were increased as well by $21,000, and commissions were higher by $13,000 due to increased sales in 2017. Additionally, stock based compensation increased by $4,000 due to vesting of stock options, consulting increased by $38,000 due to our hiring an advocate for increasing government sales, public relations increased by $24,000 due to hiring a firm to assist with the proposed CytoBioscience merger, trade shows increased by $7,000 in the Company’s attempt for more exposure, and miscellaneous expenses increased by $4,000 due to higher salesperson credentialing. Offsetting the increases was a reduction in advertising and promotion expenses of $3,000. Sales and marketing expense increased by $332,000 in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases for the nine-month period resulted from expanding our sales force thus payroll, taxes and benefits were higher by $210,000; accordingly, travel expenses were increased as well by $65,000, and commissions were higher by $25,000 due to increased sales in 2017. Additionally, stock based compensation increased by $9,000 due to the quarterly vesting of inducement options for our Vice President of Sales. Consulting increased by $8,000 due to our hiring an advocate for increasing government sales, public relations increased by $24,000 due to hiring a firm to assist with the CytoBioscience merger, trade shows increased by $6,000 in the Company’s attempt for more exposure, and miscellaneous expenses increased by $8,000 due to higher salesperson credentialing. Offsetting the increases was a reduction in advertising and promotion expenses, $28,000.

Interest expense. There was no interest expense in the first nine months of 2017, and $3.00 in 2016.

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

Cash Flows

Net cash used in operating activities was $3,137,309 for the nine months ended September 30, 2017 compared with net cash used of $3,704,307 for the 2016 period. The $567,000 decrease in cash used in operating activities was primarily due an increase to vested stock option accounts from warrants issued in the 2017 public offering and by the reduced net loss in 2017. Offsets were decreases in payables, accruals, common stock issuance and equity instruments issued.

Cash flows used in investing activities was $1,676,015 for the nine months ended September 30, 2017 and $603,700 for the nine months ended September 30, 2016. The Company invested in certificates of deposits specifically maintaining balances below $250,000 in each certificate to maintain FDIC banking protection. There was a moderate increase to purchases in fixed assets and minimal fees related to patents, and an increase in notes receivable

Net cash provided by financing activities was $3,814,938 for the nine months ended September 30, 2017 compared to net cash provided of $86,253 for the nine months ended September 30, 2016. The cash provided came from the net proceeds of the January public offering and the over-allotment option exercise by the underwriter.

Capital Resources

Our cash and cash equivalents were approximately $766,000 as of September 30, 2017, with certificates of deposit of approximately $1,225,000. We had a cash balance of $425,000 as of September 30, 2017, with the remainder of our cash equivalents in money market accounts. Since our inception, we have incurred significant losses. As of September 30, 2017, we had an accumulated deficit of approximately $51,896,000.

From inception to September 30, 2017, our operations have been funded through a bank loan and private convertible debt of approximately $5,435,000 and equity investments totaling approximately $27,766,000.

In the first nine months of 2017, we recognized $435,000 in revenues. Our product sales since the end of the third quarter have resulted in approximately $93,000 in revenues.

Plan of Financing; Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $51.9 million as of September 30, 2017. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding) and a qualified public offering raising a net $13,555,003 in 2015, after deducting underwriting discounts, commissions and expenses. As of September 30, 2017, the Company had no debt. On November 29, 2016, the Company closed a registered direct offering for net proceeds of $1,739,770. On January 19, 2017, the Company closed on an underwritten public offering with net proceeds of $3,439,125. Additionally, as part of the offering there was an over-allotment option that was exercised by the underwriter netting the Company $356,563.

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the end of 2017.

We had revenues of $435,000 in the first nine months of 2017, but we had negative operating cash flows of $3,100,000. The negative cash flow is heavily impacted by our losses in the nine-month period of $4,878,000 which reflected $2,150,000 of non-cash vesting expenses for warrants issued in conjunction with the registered direct offering and the public offering completed in 2016 and 2017, respectively. Our cash balance was $425,092 as of September 30, 2017, with $1,565,000 in cash equivalents and certificates of deposit, and our accounts payable and accrued expenses were an aggregate $1,217,000. We are currently incurring negative operating cash flows of approximately $365,000 per month. Although we are attempting to curtail our operating expenses for our core business, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, our anticipated entry into the international marketplace will require additional cash expenditures.

In addition, as stated in “Strategic Relationships and Transactions” above, we have made total advances of $1,070,000 to CytoBioscience and $175,000 to Helomics through the date of this filing. We expect that we will need to make further advances to meet operating needs of those parties, and to further the strategic partnerships with those companies. Such advances further deplete our cash resources, and we anticipate additional funding challenges relating to other potential acquisitions and strategic relationships as we continue to fund our operations, strategic partnerships and acquisition activities. We will attempt to raise the necessary funds through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

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

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties related to the Company, many of which are beyond the Company’s control. The Company’s actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

•	Current negative operating cash flows, as well as the impact on our cash levels of advances to our strategic partners and possible future advances to such organizations or others;

•	The terms of any further financing, which may be highly dilutive and may include onerous terms;

•	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;

•	The impact of competition, the obtaining and maintenance of any necessary regulatory clearances applicable to applications of the Company’s technology;

•	Inability to raise sufficient additional capital to operate our business;

•	Risk that we never become profitable if our product is not accepted by potential customers;

•	Possible impact of government regulation and scrutiny;

•	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;

•	Adverse economic conditions;

•	Adverse results of any legal proceedings;

•	The volatility of our operating results and financial condition;

•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;

•	The potential delisting of our common stock from The Nasdaq Capital Market if we do not continue to meet applicable listing standards; and

•	Other specific risks that may be alluded to in this report.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

In addition to the other information set forth in the Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). The following risk factors modify and update the risk factors discussed in the 2016 Form 10K.

The first risk factor in the 2016 Form 10-K is modified and updated as follows:

We will require additional financing to finance operating expenses and fulfill our business plan. Such financing will be dilutive. Our independent public accounting firm has indicated in their audit opinion, contained in our financial statements, that they have serious doubts about our ability to remain a going concern.

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the end of 2017. We had revenues of $435,000 in the first nine months of 2017, but we had negative operating cash flows of $3,100,000. The negative cash flow is heavily impacted by our losses in the nine-month period of $4,878,000 which reflected $2,150,000 of non-cash vesting expenses for warrants issued in conjunction with the registered direct offering and the public offering completed in 2016 and 2017, respectively. Our cash balance was $425,092 as of September 30, 2017, with $1,565,000 in cash equivalents and certificates of deposit, and our accounts payable and accrued expenses were an aggregate $1,217,000. We are currently incurring negative operating cash flows of approximately $365,000 per month. Although we are attempting to curtail our operating expenses for our core business, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, our anticipated entry into the international marketplace will require additional cash expenditures. In addition, as stated in “Strategic Relationships and Transactions” in Item 2 of Part I, we have made total advances of $1,070,000 to CytoBioscience and $175,000 Helomics through the date of this filing, and a total of $460,000 of these advances have been made since September 30, 2017. We expect that we will need to make further advances to meet operating needs of those parties, and to further the strategic partnerships with those companies.

We anticipate additional funding challenges as we continue to fund our operations, strategic partnerships and acquisition activities and as we make any further advances to our existing strategic partnerships. We will attempt to raise the necessary funds through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

Because of the above factors, our independent registered public accounting firm has indicated in their audit opinion, contained in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, that they have serious doubts about our ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2016.

The following factor is in addition to those set forth in the 2016 Form 10-K:

An attorney has sent demand letters to the Board of Directors in a matter involving the possible failure to obtain valid shareholder approval of an amendment to the Company’s stock plan, which resulted in a violation of Nasdaq listing standards and could result in litigation.

In July 2017, an attorney sent demand letters to the Board of Directors purporting to represent stockholders of the Company. The letter claims that Skyline failed to obtain valid shareholder approval at its July 2016 annual meeting for an amendment to the 2012 Stock Incentive Plan that increased the plan’s share reserve.  As a result, the lawyer claims that Skyline stock option grants since July 2016 have not been properly approved, constituting a breach of the directors’ fiduciary duties. The attorney’s claim relates to the fact that the sum of the abstentions and “no” votes on the proposal for the plan amendment exceeded the number of “yes” votes. The Company is investigating the claims in the letter, including the possibility that the granting of stock options in excess of the properly approved plan limitation may have constituted a violation of applicable Nasdaq listing rules. The Company is also investigating possible corrective action. The Company does not believe that this legal matter will have a material adverse effect on its financial condition or results of operation. However, matters involving litigation are inherently uncertain. Further, NASDAQ did assert that there has been a violation of its listing standards, which resulted in NASDAQ providing us with a deficiency letter, however in that same letter NASDAQ advised us that we were compliant based upon our submitted plan. The matter is closed with NASDAQ.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Employment Agreement with Chief Executive Officer

On November 10, 2017, the Company entered into an employment agreement with Dr. Carl Schwartz, who has served as Chief Executive Officer since December 1, 2016 and prior to that time was Interim Chief Executive Officer since May 5, 2016. Under the agreement the employment of Dr. Schwartz with the Company is at will. His annualized base salary is $250,000 and will be increased to $275,000 commencing January 1, 2018. Such base salaries may be adjusted by the Company but may not be reduced except in connection with a reduction imposed on substantially all employees as part of a general reduction.

At least ten (10) business days before the beginning of each six month period ending June 30 or December 31 (a “Compensation Period”) during which Dr. Schwartz is employed under this Agreement, he may elect to receive non-qualified stock options for such Compensation Period in lieu of cash. Such options will have an exercise price per share equal to the closing sale price of the Company’s common stock on the date of grant, will have an aggregate exercise price equal to the dollar amount of base salary to be received in options, will have a term of ten years, and will vest pro rata on a monthly basis over the period of time during which the base salary would have been earned. On June 22, 2017, Dr. Schwartz received options to purchase 85,034 shares at $1.47 per share, representing one-half of his base salary for fiscal 2017 ($125,000). The remaining one-half of his base salary for fiscal 2017 in the amount of $125,000 will be paid as follows: (1) $83,375 in cash, payable in equal installments on each normal payroll date through December 31, 2017, provided Dr. Schwartz is still employed on such date, and (2) a new stock option grant in lieu of $41,625 of salary in the form of non-qualified stock options. The stock options for 28,316 shares were issued on November 10, 2017, have an exercise price per share of $1.47, equal to the closing sale price of the Company’s common stock on the date of grant, for an aggregate exercise price of $41,625, have a term of ten years, and will be vested in two equal installments on November 30, 2017 and December 31, 2017, with exercise subject to further stockholder approval of the Company’s 2012 Stock Incentive Plan.

Dr. Schwartz will also each be eligible to receive an annual incentive bonus for each calendar year at the end of which he remains employed by the Company at the discretion of the Compensation Committee. For 2017, the Compensation Committee will award a bonus based on performance of Dr. Schwartz and the Company, including the completion of acquisitions and other factors deemed appropriate by the Compensation Committee. For 2018 and subsequent year, the bonus will be subject to the attainment of certain objectives, which shall be established in writing by the Employee and the Board prior to each bonus period. The maximum bonus that may be earned by Employee for any year will be not less than 150% of Employee’s then-current base salary.

If the Company terminates the Dr. Schwartz’s employment without cause or if he terminates his employment for “good reason,” he shall be entitled to receive from Company severance pay in an amount equal to six months of base salary (or twelve months in the event of a termination without cause due to a change of control) less applicable taxes and withholdings. In that event, he will receive a bonus payment on a pro-rata basis through the date of termination and any accrued, unused vacation pay. The severance pay, bonus payment, and other consideration are conditioned upon executive’s execution of a full and final release of liability. “Cause” is defined to mean the executive engages in willful misconduct or fails to follow the reasonable and lawful instructions of the Board, if such conduct is not cured within 30 days after notice; the executive embezzles or misappropriates assets of Company or any of its subsidiaries; the executive’s violation of his obligations in the agreement, if such conduct is not cured within 30 days after notice; breach of any agreement between the executive and the Company or to which Company and the executive are parties, or a breach of his fiduciary responsibility to the Company; commission by of fraud or other willful conduct that adversely affects the business or reputation of Company; or, Company has a reasonable belief the executive engaged in some form of harassment or other improper conduct prohibited by Company policy or the law. “Good reason” is defined as (i) a material diminution in Employee’s position, duties, base salary, and responsibilities; or (ii) Company’s notice to Employee that his or her position will be relocated to an office which is greater than 100 miles from Employee’s prior office location. In all cases of Good Reason, Employee must have given notice to Company that an alleged Good Reason event has occurred and the circumstances must remain uncorrected by Company after the expiration of 30 days after receipt by Company of such notice.

During Dr. Schwartz’s employment with the Company and for twelve months thereafter, regardless of the reason for the termination, he will not engage in a competing business, as defined in the agreement and will not solicit any person to leave employment with the Company or solicit clients or prospective clients of the Company with whom he worked, solicited, marketed, or obtained confidential information about during his employment with the Company, regarding services or products that are competitive with any of the Company’s services or products.

Item 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE MEDICAL INC.

Date: November 14, 2017	By:	/s/ Carl Schwartz
Carl Schwartz
Chief Executive Officer

Date: November 14, 2017	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

SKYLINE MEDICAL INC.

Form 10-Q

The quarterly period ended September 30, 2017

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

