Form 10-K
period 2017-12-31
Precision Therapeutics Inc.
filed 2018-04-02
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-36790

PRECISION THERAPEUTICS INC.

(f/k/a SKYLINE MEDICAL INC.)

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter: $9,098,459.16 as of June 30, 2017, based upon 6,189,428 shares at $1.47 per share as reported on NASDAQ Capital Market.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date: As of March 19, 2018, the registrant had 11,804,073 shares of common stock, par value $.01 per share outstanding, adjusted for a 1-for-25 reverse stock split effective October 27, 2016 as described in Note 1 to the Condensed Financial Statements under “Nature of Operations and Continuation of Operations”. In this report all numbers of shares and per share amounts, as appropriate, have been restated to reflect the reverse stock split.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1. BUSINESS.

Overview

We are a healthcare products and services company that is expanding its business to take advantage of emerging areas of the dynamic healthcare market through sales of its products, through its partnership with Helomics Holding Corporation (“Helomics”) and through pursuit of other strategic relationships to build value. Our business highlights include:

•	We produce and sell the STREAMWAY®System, which we consider to be the best solution to solve the issue of medical waste disposal, with a cost-effective and environmentally friendly technology which provides infection control associated with toxic waste management. We have historically focused on growing the market for this product in the U.S. and are developing international markets.
•	We have acquired 25% of the capital stock of Helomics, a pioneering Contract Research Organization (“CRO”) Services company that bridges two significant areas of the healthcare industry: “Precision Medicine” and “Big Data”. We have identified the CRO market as a burgeoning sector with significant growth potential. We are also partnering with Helomics in creating joint venture arrangements.
•	In February 2018, we announced that we had formed a wholly-owned subsidiary, TumorGenesis Inc., to develop the next generation, patient derived, (“PDx”) tumor models for precision cancer therapy and drug development. We formed TumorGenesis to develop a new, rapid approach to growing tumors in the laboratory, which essentially “fools” the cancer cells into thinking they are still growing inside the patient. This approach should provide a much more relevant model of the patient tumor that may be used for testing of drugs for personalized therapy or for the development of new drugs. Testing of the TumorGenesis PDx tumors will take place in collaboration with Helomics. We have entered into licensing agreements with three medical technology companies in that regard.
•	Through our Skyline-Helomics collaboration, we have also partnered with GLG Pharma, a biotechnology company focused on precision medicine, to add a collection method to the STREAMWAY System, using GLG’s Capture, Culture and Screening capabilities. We also continue to explore other opportunities to partner with revenue-generating companies and create near-term and long-term value for our shareholders.

Corporate History

The Company was originally incorporated on April 23, 2002 in Minnesota as BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. Pursuant to an Agreement and Plan of Merger effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. On August 31, 2015, the Company completed a successful offering and concurrent uplisting to The NASDAQ Capital Market. On February 1, 2018, we filed with the Secretary of State of Delaware a Certificate of Amendment to our Certificate of Incorporation to change our corporate name from Skyline Medical Inc. to Precision Therapeutics Inc., effective February 1, 2018. Because of this change, our common stock trades under the new ticker symbol “AIPT,” effective February 2, 2018. Skyline Medical (“Skyline”) remains as a division of Precision Therapeutics Inc. and principally manufactures the STREAMWAY System.

Our address is 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121. Our telephone number is 651-389-4800, and our website address is www.skylinemedical.com. Information on our website is not included or incorporated by reference in this report.

STREAMWAY System Business

Overview

We manufacture an environmentally conscious system for the collection and disposal of infectious fluids resulting from surgical and such other medical procedures. We have been granted patents in the United States, Canada and Europe, these consist for the STREAMWAY System. We distribute our products to medical facilities where bodily and irrigation fluids produced during medical procedures must be contained, measured, documented and disposed. Our products minimize the exposure potential to the healthcare workers who handle such fluids. Our goal is to create products that dramatically reduce staff exposure without significant changes to established operative procedures, historically a major industry stumbling block to innovation and product introduction. In addition to simplifying the handling of these fluids, we believe our technologies provide cost savings to facilities over the aggregate costs incurred today using the traditional canister method of collection, neutralization, and disposal. We sell our products through an experienced in-house sales force. The Company has one VP of Sales, one VP of International Sales, one in-house sales person and five regional sales managers on staff as of March 2018. We have three independent distributors in the United States, Canada and Europe, initially. We incorporated Skyline Medical Europe with an office in Belgium in February 2018 and are hiring an in-house salesperson to cover Germany. We have contracted with two General Purchasing Organizations in the United States, Vizient and Intalere, providing customer exposure to more than 10,000 hospitals. The Company has contracted with Alliant Enterprises, LLC, a Service Disabled Veterans Owned Small Business supplier to the federal government. We have executed contracts with three international distributors: Quadromed, a Canadian distributor; MediBridge Sarl, a Swiss distributor; and Device Technologies Australia PTY LTD, is an Australian distributor representing us throughout Australia, New Zealand, Fiji and the Pacific Islands.

The STREAMWAY System is a wall-mounted fully automated system that disposes an unlimited amount of suction fluid providing uninterrupted performance for physicians while virtually eliminating healthcare workers’ exposure to potentially-infectious fluids collected during surgical and other patient procedures. The system also provides an innovative way to dispose of ascites and pleural fluid with no evac bottles, suction canisters, transport or risk of exposure. The Company also manufactures and sells two disposable products required for the operation: a bifurcated dual port procedure filter with tissue trap and a single use bottle of cleaning solution. Both items are utilized on a single procedure basis and must be discarded after use.

Skyline’s “virtually hands free direct-to-drain” technology (a) significantly reduces the risk of healthcare worker exposure to these infectious fluids by replacing canisters, (b) further reduces the risk of worker exposure when compared to powered canister technology that requires transport to and from the operating room, (c) reduces the cost per procedure for handling these fluids, and (d) enhances the surgical team’s ability to collect data to accurately assess the patient’s status during and after procedures.

Skyline believes that the STREAMWAY System is unique to the industry in that it allows continuous suction to the procedural field and provides unlimited capacity to the user so no procedure will ever have to be interrupted to change canisters. It is wall mounted and takes up no valuable operating room space. The System is intended to replace the manual process of collecting fluids in canisters and transporting and dumping in sinks outside of the operating room still being used by many hospitals and surgical centers.

Skyline believes its products provide substantial cost savings and improvements in safety in facilities that still use manual processes. In cases where healthcare organizations re-use canisters, the System eliminates the need for cleaning of those canisters. The System reduces safety issues facing healthcare workers, i.e. the cost of the handling process, and the amount of infectious waste generated versus the traditional method of disposing of canisters. The System is fully-automated, does not require transport to and from the operating room and eliminates any canister that requires emptying. It is positioned to penetrate its market segment due to its virtually hands-free operation, simple design, ease of use, continuous suction, continuous flow, unlimited capacity and efficiency in removal of infectious waste with minimal exposure of healthcare personnel to potentially infectious material.

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

The presence of infectious materials is most prevalent in the surgical suite and post-operative care units where often, large amounts of bodily fluids, including blood, bodily and irrigation fluids are continuously removed from the patient during the surgical procedure. Surgical teams and post-operative care personnel may be exposed to these potentially serious hazards during the procedure via direct contact of blood materials or more indirectly via splash and spray. One STREAMWAY System user stated “While working at a different facility, contaminated fluid splashed in my eye while changing a full suction canister. The patient was HIV-positive, so I had to be tested for the next 18 months. Luckily, I was not infected. But no one should have to go through that.”

According to the Occupational Safety and Health Administration (“OSHA”), workers in many different occupations are at risk of exposure to bloodborne pathogens, including Hepatitis B and C, and HIV/AIDS. First aid team members, housekeeping personnel, nurses and other healthcare providers are examples of workers who may be at risk of exposure.

OSHA issued a Bloodborne Pathogens Standard to protect workers from this risk. In 2001, in response to the Needlestick Safety and Prevention Act, OSHA revised the Bloodborne Pathogens Standard. The revised standard clarifies (and emphasizes) the need for employers to select safer needle devices and to involve employees in identifying and choosing these devices. The revised standard also calls for the use of “automated controls” as it pertains to the minimization of healthcare exposure to bloodborne pathogens. Additionally, employers are required to have an exposure control plan that includes universal precautions to be observed to prevent contact with blood or other potentially infectious materials, such as implementing work practice controls, requiring personal protective equipment and regulating waste and waste containment. The exposure control plan is required to be reviewed and updated annually to reflect new or modified tasks and procedures, which affect occupational exposure and to reflect changes in technology that eliminate or reduce exposure to bloodborne pathogens.

According to the American Hospital Association’s (AHA) Hospital Statistics, 2013 edition, America’s hospitals performed approximately 86 million surgeries. This number does not include the many procedures performed at surgery centers across the country. Based on the number of surgical procedures per 100,000 people published by The Lancet Commission on Global Surgery the number of surgeries in the United States, using 2016 census data was 98,634,510 (almost 100,000,000). Using the 2018 census projected population number the US would see approximately 100 million surgical procedures.

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

There are approximately 40,000 operating rooms and surgical centers in the U.S. (AHA, Hospital Statistics, 2008). The hospital market has typically been somewhat independent of the U.S. economy; therefore, we believe that our targeted market is not cyclical, and the demand for our products will not be heavily dependent on the state of the economy. We benefit by having our products address both the procedure market of nearly 51.6 million inpatient procedures (CDC, National Hospital Discharge Survey: 2010 table) as well as the hospital operating room market (approximately 40,000 operating rooms).

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

An even more cumbersome and dangerous means of fluid removal centers around a product called an evacuated glass container, often referred to as an evac bottle. These bottles have long been the accepted practice for fluid removal in procedure rooms where paracentesis and thoracentesis procedures are performed. The bottles have a 1-liter capacity and 5-8 of them are used on average for a large volume paracentesis. Procedure costs for the glass bottles alone can climb to $50 or $60. Furthermore, the added weight of the glass and fluid makes glass bottles one of the most expensive collections options on the market. While the glass make of the bottles makes these containers one of the most dangerous to handle.

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

The System will replace the manual process of collecting fluids in canisters and transporting and dumping in sinks outside of the operating room that is still being used by many hospitals and surgical centers. The manual process, involving canisters, requires that the operating room personnel open the canisters that contain waste fluid, often several liters, at the end of the surgical procedure and either add a solidifying agent or empty the canisters in the hospital drain system. Some facilities require that used canisters be cleaned by staff and reused. It is during these procedures that there is increased potential for contact with the waste fluid through splashing or spills. The System eliminates the use of canisters and these cleaning and disposal steps by collecting the waste fluid in the internal collection chamber and automatically disposing of the fluid with no handling by personnel.  Each procedure requires the use of a disposable filter. At the end of each procedure, a proprietary cleaning solution is attached to the System and an automatic cleaning cycle ensues, making the device ready for the next procedure.  The cleaning solution bottle and its contents are used to clean the internal fluid pathway in the device to which personnel have no exposure.  During the cleaning cycle, the cleaning solution is pulled from the bottle into the device, and then disposed in the same manner as the waste fluid from the medical procedure.  At the end of the cleaning cycle, the bottle is discarded and is 100% recyclable. The filter and any suction tubing used during the procedure must be disposed of in the same manner as suction tubing used with the canister system.  Handling of this tubing does present the potential for personnel exposure but that potential is minimal.

We believe our product provides substantial cost savings and improvements in safety in facilities that still use manual processes. In cases where healthcare organizations re-use canisters, the System eliminates the need for cleaning of canisters for re-use.  The System reduces the safety issues facing operating room nurses, the cost of the handling process, and the amount of infectious waste generated when the traditional method of disposing of canisters is used.  The System is fully automated, does not require transport to and from the operating room and eliminates any canister that requires emptying.  We believe it is positioned to penetrate its market segment due to its virtually hands-free operation, simple design, ease of use, continuous suction, continuous flow, unlimited capacity and efficiency in removal of infectious waste with minimal exposure of operating room personnel to potentially infectious material.

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

A summary of the features of the wall unit include:

•	Minimal Human Interaction. The wall-mounted System provides a small internal reservoir that keeps surgical waste isolated from medical personnel and disposes the medical waste directly into the hospital sanitary sewer with minimal medical personnel interaction. This minimal interaction is facilitated by the automated electronic controls and computerized LCD touch-screen allowing for simple and safe single touch operation of the device.

•	Fluid Measurement. The STREAMWAY System volume measurement allows for in-process, accurate measurement of blood/saline suctioned during the operative procedure, and eliminates much of the estimation of fluid loss currently practiced in the operating room. This is particularly important in minimally invasive surgical procedures, where accounting for all fluids, including saline added for the procedure, is vital to the operation. The physician and nursing team can also view in real time the color of the extracted or evacuated fluid through the viewing window on the system.

•	Cleaning Solution. A bottle of cleaning solution, proprietary to and sold by us, is used for the automated cleaning cycle at the conclusion of each procedure and prepares the STREAMWAY System for the next use, reducing operating room turnover time. The cleaning solution is intended to clean the internal tubing, pathways, and chamber within the system. The cleaning solution bottle is easily attached to the STREAMWAY System by inserting the bottle into the mount located on the front of the unit and inverting the bottle. The automated cleaning process takes less than five minutes and requires minimal staff intervention. The disposable cleaning solution bottle collapses at the end of the cleaning cycle rendering it unusable; therefore, it cannot be refilled with any other solution. The instructions for use clearly state that our cleaning solution, and only our cleaning solution, must be used with the STREAMWAY System following each surgical case. The warranty is voided if any other solution is used.

•	Procedure Filters. One or two filters, depending on the type of procedure, will be used for every surgical procedure. The filter has been developed by us, is proprietary to the STREAMWAY System and is only sold by us. The filter is a two port, bifurcated, disposable filter that contains check valves and a tissue trap that allows staff to capture a tissue sample and send to pathology if needed. The filters are disposed of after each procedure. The cleaning solution and filter are expected to be a substantial revenue generator for the life of the STREAMWAY System.

•	Ease of Use. The System simply connects to the existing suction tubing from the operative field (causing no change to the current operative methods). Pressing the START button on the System touch screen enacts a step by step instruction with safety questions ensuring that the correct amount of suction is generated minimizing the learning curve for operation at the surgical site.

•	Installation. We arrange installation of the System through a partnership or group of partnerships. Such partnerships will include, but not be limited to, local plumbers, distribution partners, manufacturer's representatives, hospital supply companies and the like. We train our partners and standardize the procedure to ensure the seamless installation of our products. The System is designed for minimal interruption of operating room and surgical room utilization. Plug-and-play features of the design allow for almost immediate connection and hook up to hospital utilities for wall-mounted units allowing for quick start-up post-installation.

•	Sales Channel Partners. The System is sold to end-users through a combination of independent stocking distributors, manufacturer’s representatives, and direct sales personnel. We intend that all personnel involved in direct contact with the end-user have extensive training and are approved by Skyline. We maintain exclusive agreements between Skyline and the sales channel partners outlining stocking expectations, sales objectives, target accounts and the like. Contractual agreements with the sales channel partners are reviewed on an annual basis and we expect that such agreements will contain provisions allowing them to be terminated at any time by Skyline based on certain specified conditions.

•	Competitive Pricing. The list sales price to a hospital or surgery center is $24,900 per system (one per operating room - installation extra) and $16 per bifurcated filter and $8 per bottle of cleaning solution retail for the proprietary disposables sold to the U.S. hospital market.

The Disposables

The Skyline disposables are a critical component of our business model. The disposables consist of a proprietary, pre-measured amount of cleaning solution in a plastic bottle that attaches to the System. The disposables also include a 2-port bifurcated single use in-line filter. The proprietary cleaning solution, placed in the specially designed holder, is attached and recommended to be used following each surgical procedure. Due to the nature of the fluids and particles removed during surgical procedures, the System is recommended to be cleaned following each use. The disposables have the “razor blade business model” characteristic with an ongoing stream of revenue for every System unit installed, and revenues from the sale of the disposables are expected to be significantly higher over time than the revenues from the sale of the unit. Our disposable, bifurcated filter is designed specifically for use only on our System. The filter is used only once per procedure followed by immediate disposal. Our operation instructions and warranty require that a Skyline filter is used for every procedure. We have exclusive distribution rights to the disposable solution and facilitate the use of only our solution for cleaning following procedures by incorporating a special container to connect the fluid to the connector on the System. We will also tie the fluid usage, which we will keep track of with the System software, to the product warranty.

Intellectual Property

We believe that to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patent, trade secret and other intellectual property rights and measures to protect our intellectual property.

We spent approximately $289,000 in 2017 and $406,000 in 2016 on research and development.   On January 25, 2014, the Company filed a non-provisional PCT Application No. PCT/US2014/013081 claiming priority from the U.S. Provisional Patent Application, number 61756763 which was filed one year earlier on January 25, 2013. The Patent Cooperation Treaty (“PCT”) allows an applicant to file a single patent application to seek patent protection for an invention simultaneously in each of the 148-member countries of the PCT, including the United States. By filing this single “international” patent application through the PCT system, it is easier and more cost effective than filing separate applications directly with each national or regional patent office in the various countries in which patent protection is desired.

The United States Patent Office has assigned application #14/763,459 to our previously filed PCT application.

As of November 22, 2017, the Company was informed that the European Patent Office has allowed all our claims for application #14743665.3-1651, and has sent a Notice of Intent to Grant. Skyline is now in the process of identifying the key European countries that we will validate the patent in.

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

Strategy for STREAMWAY Business

Our strategy is focused on expansion within our core product and market segments, while utilizing a progressive approach to manufacturing and marketing to ensure maximum flexibility and profitability.

Our strategy is to:

•	Develop a complete line of wall-mounted fluid evacuation systems for use in hospital operating rooms, radiological rooms and free-standing surgery centers as well as clinics and physicians’ offices.

•	Provide products that greatly reduce healthcare worker and patient exposure to harmful materials present in infectious fluids and that contribute to an adverse working environment.

•	Provide a hybrid sales force utilizing direct salespersons, manufacturing representatives and distributors.

•	Continue to utilize operating room consultants, builders and architects as referrals to hospitals and day surgery centers.

Other strategies may also include:

o	Partnering with leading GPO’s (Group Purchasing Organizations) to gain access to the majority of hospital systems in the United States.

o	Employing a lean operating structure, while utilizing the latest trends and technologies in manufacturing and marketing, to achieve both market share growth and projected profitability.

o	Providing a leasing program and/or “pay per use” program as alternatives to purchasing.

o	Providing service contracts to establish an additional revenue stream.

o	Utilizing the manufacturing experience of our management team to develop sources of supply and manufacturing to reduce costs while still obtaining excellent quality. While cost is not a major consideration in the roll-out of leading edge products, we believe that being a low-cost provider will be important long term.

o	Offering an innovative warranty program that is contingent on the exclusive use of our disposables to enhance the success of our after-market disposable products.

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

Once the procedure has ended, the canisters currently being used in many cases, and their contents must be removed from the operating room and disposed.  There are several methods used for such disposal, all of which present certain risks to the operating room team, the crews who clean the rooms following the procedure and the other personnel involved in their final disposal.  These methods include:

•	Direct Disposal Through the Sanitary Sewer. In virtually all municipalities, the disposal of liquid blood may be done directly to the sanitary sewer where it is treated by the local waste management facility. This practice is approved and recommended by the EPA. In most cases these municipalities specifically request that disposed bio-materials not be treated with any known anti-bacterial agents such as glutalderhyde, as these agents not only neutralize potentially infectious agents but also work to defeat the bacterial agents employed by the waste treatment facilities themselves. Disposal through this method is fraught with potential exposure to the healthcare workers, putting them at risk for direct contact with these potentially infectious agents through spillage of the contents or via splash when the liquid is poured into a hopper – a specially designated sink for the disposal of infectious fluids. Once the infectious fluids are disposed of into the hopper, the empty canister is sent to central processing for re-sterilization (glass and certain plastics) or for disposal with the bio-hazardous/infectious waste generated by the hospital (red-bagged).

•	Conversion to Gel for Red-Bag Disposal. In many hospital systems, the handling of liquid waste has become a liability issue due to worker exposure incidents and in some cases, has even been a point of contention during nurse contract negotiations. Industry has responded to concerns of nurses over splash and spillage contamination by developing a powder that, when added to the fluid in the canisters, produces a viscous, gel-like substance that can be handled more safely. After the case is completed and final blood loss is calculated, a port on the top of each canister is opened and the powder is poured into it. It takes several minutes for the gel to form, after which the canisters are placed on a service cart and removed to the red-bag disposal area for disposal with the other infectious waste. There are four major drawbacks to this system:

•	It does not ensure protection for healthcare workers, as there remains the potential for splash when the top of the canister is opened.

•	Based on industry pricing data, the total cost per canister increases by approximately $2.00.

•	Disposal costs to the hospital increase dramatically as shipping, handling and landfill costs are based upon weight rather than volume in most municipalities. The weight of an empty 2,500 ml canister is about 1 pound. A canister and its gelled contents weigh about 7.5 pounds, and the typical cost to dispose of medical waste is approximately $.30 per pound.

•	The canister filled with gelled fluid must be disposed; it cannot be cleaned and re-sterilized for future use.

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

Handling Costs

Once the surgical team has finished the procedure, and a blood loss estimate is calculated, the liquid waste (with or without solidifying gels) is removed from the operating room and either disposed of down the sanitary sewer or transported to an infectious waste area of the hospital for later removal. The System significantly reduces the labor costs associated with the disposal of fluid or handling of contaminated canisters, as the liquid waste is automatically emptied into the sanitary sewer after measurements are obtained.  We utilize the same suction tubing currently being used in the operating room, so no additional cost is incurred with our process.  While each hospital handles fluid disposal differently, we believe that the cost of our cleaning solution after each procedure will be less than the current procedural cost that could include the cost of canisters, labor to transport the canisters, solidifying powder, gloves, gowns, mops, goggles, shipping, and transportation, as well as any costs associated with spills that may occur due to manual handling.

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

Marketing and Sales

Distribution

We sell the System and procedure disposables through various methods that include a direct sales force and independent distributors covering the clear majority of major U.S. markets.  Currently we have one VP of Sales, one in house sales person and five regional sales managers selling, and demoing the System for prospective customers and distributors, as well as, supporting our current customer base for disposable resupply. We have hired three independent contractors representing us in the Southeast and Southwest. We have signed contracts with two hospital purchasing groups; Vizient and Intalere. We have signed a contract with a SDVOSB distributor, Alliant Enterprises, LLC to distribute to the Veterans Administration, Department of Defense and other government contractors. We have hired a Vice President of International Sales, in Q1 2018, who is incorporating Skyline Medical Europe, a wholly owned subsidiary of Skyline Medical Inc. and hiring a sales representative to directly handle Germany. We have contracted with distributors in Canada (Quadromed), Switzerland (MediBridge Sarl) and in Australia, the Fiji Islands, New Zealand and the Pacific (Device Technologies Australia PTY LTD). Our targeted customer base includes nursing administration, operating room managers, interventional radiology managers, CFOs, CEOs, risk management, and infection control.  Other professionals with an interest in the product include physicians, nurses, biomedical engineering, anesthetists, imaging, anesthesiologists, human resources, legal, administration and housekeeping.

The major focus of our marketing efforts is to introduce the System as a standalone device capable of effectively removing infectious waste and disposing of it automatically while providing accurate measurement of fluids removed, and also limiting exposure of the surgical team and healthcare support staff.

Governmental and professional organizations have become increasingly aggressive in attempting to minimize the risk of exposure by medical personnel to bloodborne pathogens.  We believe that the System provides a convenient and cost-effective way to collect and dispose of this highly contaminated material.

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

We support our sales organization by attending major scientific meetings where large numbers of potential users are in attendance.  The theme of our trade show booths focusses on education, the awareness of the hazards of infectious waste fluids and the Company’s innovative solution to the problem.   We have focused our efforts initially on the Association of Operating Room Nurses (“AORN”) meetings, where the largest concentration of potential buyers and influencers are in attendance and the Radiological Society of North America Scientific Assembly and Annual Meeting.  We have partnered with the Association for Radiologic & Imaging Nursing (“ARIN”) and the American Healthcare Radiology Administrators (“AHRA”). We feature information on protection of the healthcare worker on our website as well as links to other relevant sites. We have invested in limited journal advertising for targeted audiences that have been fully identified.  The initial thrust focuses on features of the product and ways of contacting the Company via the webpage or directly through postage paid cards or direct contact.

Pricing

We believe prices for the System and its disposables reflect a substantial cost savings to hospitals compared to their long-term procedure costs.  Our pricing strategy ensures that the customer realizes actual cost savings when using the System versus replacing traditional canisters, considering the actual costs of the canisters and associated costs such as biohazard processing labor and added costs of biohazard waste disposal.  Suction tubing that is currently used in the operating room will continue to be used with our system and should not be considered in the return on investment equation.    Our cleaning solution’s bottle is completely recyclable, and the selling price of the solution is part of the return on investment equation.  The 2-port disposable filter is also integral to our STREAMWAY System and is also part of the return on investment equation. In contrast, an operation using traditional disposal methods will often produce multiple canisters destined for biohazard processing.   Biohazard disposal costs are estimated by Outpatient Surgery Magazine to be 5 times more per pound to dispose of than regular waste (Outpatient Surgery Magazine, April 2007). Once the canister has touched blood, it is considered “red bag” biohazard waste, whereas the cleaning solution bottle used in the System can be recycled or disposed with the rest of the facility’s plastics.

The System lists for $24,900 per system (one per operating room) and $24 per unit retail for the proprietary disposables: one filter and one bottle of cleaning solution to the U.S. hospital market.    By comparison, the disposal system of Stryker Instruments, one of our competitors, retails for approximately $25,000 plus an $11,000 docking station and requires a disposable component with an approximate cost of $25 - $50 per procedure and a proprietary cleaning solution (cost unknown per procedure).  Per procedure cost of the traditional disposal process includes approximate costs of $2 - $3.00 per liter canister, plus solidifier at $2 per liter canister, plus the biohazard premium disposal cost approximated at $1.80 per liter canister.  In addition, the labor, gloves, gowns, goggles, and other related material handling costs are also disposal expenses.

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

The disposables, including a bottle of proprietary cleaning solution and a 2-port disposable filter, is sourced through Diversified Manufacturing Corporation (cleaning solution) situated in Prescott, Wisconsin and MPP Corporation (filters), located in Osceola, Wisconsin that has tooled to manufacture our own newly designed disposable filter.

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

Skyline Medical contracted with TUV (a nationally recognized testing laboratory-NRTL) to certify our STREAMWAY System to the new 60601-1 3rd Edition in late 2016. We attained certification to the new standard, and then submitted it to our Notified Body (BSI) for recommendation for our CE Mark, which we received in June 2017, allowing us to sell products outside of the United States.

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

The CRO Business

Investment in and Partnership with Helomics – CRO Services

Our CRO services business is committed to improving the effectiveness of cancer therapy using the power of artificial intelligence (AI) applied to rich data diseases databases. We have identified the CRO market as a burgeoning sector with significant growth potential. We have acquired 25% of the capital stock of Helomics®, a pioneering Contract Research Organization (“CRO”) Services company that bridges two significant areas of the healthcare industry: “Precision Medicine” and “Big Data”. We are also partnering with Helomics in creating joint venture arrangements.

Helomics is a precision diagnostic company and integrated clinical contract research organization whose mission is to improve patient care by partnering with pharmaceutical, diagnostic, and academic organizations to bring innovative clinical products and technologies to the marketplace. In addition to its proprietary precision diagnostics for oncology, Helomics offers boutique CRO services that leverage patient-derived tumor models, coupled to a wide range of multi-omics assays (genomics, proteomics and biochemical), and a proprietary bioinformatics platform (D-CHIP) to provide a tailored solution to our client's specific needs. Helomics is headquartered in Pittsburgh, Pennsylvania where the company maintains state-of-the-art, CLIA-certified, clinical and research laboratories. The Helomics business comprises three key strategic areas:

Precision Oncology Insights. The Helomics Precision Oncology Insight service provides an actionable roadmap for patients and their oncologist to guide therapy and positively impact patient outcomes using AI-driven evidence-based molecular decision making. Our approach combines comprehensive molecular profiling of the patient tumor using NGS and other technologies, together with testing the drug response of the patient tumor grown in the laboratory using Helomics’ proprietary TruTumor™ model. Our D-CHIP AI-driven bioinformatics platform uses this data to continually learn which approved Standard-of-Care drugs will work best for a particular tumor profile. We then provide an actionable roadmap to guide patient therapy to the oncologist partnering with them to understand outcomes and improve and enrich the D-CHIP platform. Specializing in Ovarian cancer, Helomics offers oncologists the value of the accumulated knowledge of all tumors tested to their patients.

Boutique Contract Research Services. With a 17,400-square foot state-of-art, BSL-2, CLIA regulated laboratory in Pittsburgh, PA, Helomics offers a wide range of genomic (NGS, Microarray), proteomic, digital pathology, tissue culture and biorepository services to pharmaceutical and diagnostics clients. Helomics’ CRO services address a range of needs from discovery, through clinical and translational research, to clinical trials and diagnostics development and validation. Using our unique proprietary TruTumor patient derived tumor model we are able to offer a high throughput, high content approach to screening for new therapies, biomarker discovery and diagnostic development. Coupled with our D-CHIP platform we also offer bioinformatics services for in-depth data analysis and reporting for clinical and translational research

D-CHIP AI-platform. The Helomics D-CHIP platform is an AI-powered bioinformatics engine coupled to a multi-Helomics database of biochemical and clinical information on patients with cancer. D-CHIP uses deep learning to understand the association between the mutational profile of the patient’s tumor and the drug response profile of tumor grown in the lab. This approach generates actionable insights that deliver a comprehensive picture of which mutations in the tumor are associated with drugs to which the tumor is sensitive. Helomics partners with pharmaceutical, diagnostic and healthcare clients in projects that use D-CHIP for to drive patient recruitment and selection, biomarker discovery and development, and drug repurposing initiatives.

Precision Therapeutics and Helomics have also announced a proposed joint venture with GLG Pharma focused on using their combined technologies to bring personalized medicines and testing to ovarian and breast cancer patients, especially those who present with ascites fluid (over one-third of patients). This partnership will add a collection method to the STREAMWAY System, using GLG’s Capture, Culture and Screening capabilities. We also continue to explore other opportunities to partner with revenue-generating companies and create near-term and long-term value for our shareholders. The growth strategy in this business includes securing new partnerships and considering acquisitions in the precision medicine space.

TumorGenesis Business – Development of PDx Tumor Models

We have recently formed a subsidiary, TumorGenesis, to pursue a new rapid approach to growing tumors in the laboratory, which essentially “fools” the cancer cells into thinking they are still growing inside the patient. TumorGenesis intends to develop next generation, patient derived, (“PDx”) tumor models for precision cancer therapy and drug development. This approach should provide a much more relevant model of the patient tumor that may be used for testing of drugs for personalized therapy or for the development of new drugs. We have entered into licensing arrangements with three medical technology companies in that regard.

TumorGenesis has secured a license agreement with 48Hour Discovery (“48HD”) which grants it access to 48HD’s ligand discovery technology. This follows a license agreement with SyntArray, LLC and is the latest milestone in the Company’s strategy to bring together ground-breaking technologies to develop the next generation of patient derived (“PDx”) tumor models for precision cancer therapy and drug development. TumorGenesis is developing a new approach to growing tumor models in the laboratory that is faster, less costly and more closely mimics the characteristics of the patient’s tumor, than the traditional PDx animal models that are currently on the market. TumorGenesis’ innovative approach is comprised of three key steps: first, the tumor cells from the patient tumor biopsy are tagged using peptides targeted to the patient’s specific cancer cells; second, the tags adhere the cells to a 3D biomimetic support in the well of a standard 96 well microplate; and third, the tumor cells are grown in the 3D culture system until ready for testing. The 48HD ligand discovery technology is vital to the first step in this process as it screens the patient’s tumor cells against large peptide libraries to identify the specific peptide ligands that bind to those cells. Once identified by 48HD’s technology, SyntArray’s targeted peptide cell capture technology screens these peptides to determine the best combination that will capture the cancer cells and allow them to attach and grow on the 3D biomimetic support.

We believe TumorGenesis is developing a better way to grow tumors outside the human body so they mimic the environment inside the patients’ body as closely as possible. This model is expected to create more accurate results when testing drugs for personalized therapy and when developing new drugs, compared to testing with traditional animal or cell culture models. The innovative 48HD technology allows us to capture all the heterogeneity of the tumor, including both the cancerous and non-cancerous cells. This is key to reassembling the tumor on an artificial ‘scaffold’, or 3D biomimetic support, so it grows in a way that closely mimics the patient’s body. This will allow us to offer a superior clinical testing environment which should drive lucrative partnerships with pharmaceutical companies as they develop new precision medicines and cancer therapies.

Testing of patient tumors using the TumorGenesis approach is expected to: (a) provide a personalized therapy protocol for a patient, (b) provide high-quality data on cancer tumors for a platform based on the D-CHIP Artificial Intelligence (AI) platform of Helomics Corporation, pursuant to Precision Therapeutics’ partnership with Helomics, and (c) drive partnerships with Pharma companies for the development of new therapies, generating revenues for Precision Therapeutics. The TumorGenesis PDx model will initially be developed for three orphan cancers, Multiple Myeloma, Triple-Negative Breast cancer (TNBC) and Ovarian cancers, all of which are areas that have a high unmet need for new and effective treatments that are tailored to patients’ unique tumor profiles. Testing of the TumorGenesis PDx tumors will take place in collaboration with Helomics.

Employees

We have 17 employees, all of whom are full-time.

Executive Officers and Directors of the Registrant

The following table identifies our current executive officers and directors:

Name	Age	Position Held

Carl Schwartz	77	Chief Executive Officer and Director

David O. Johnson	65	Chief Operating Officer

Bob Myers	63	Chief Financial Officer

Thomas J. McGoldrick	76	Director

Andrew P. Reding	48	Director

J. Melville Engle	68	Director

Timothy A. Krochuk	49	Director

Richard L. Gabriel	69	Director

Each director will serve until their successors are elected and have duly qualified.

There are no family relationships among our directors and executive officers. Our executive officers are appointed by our Board of Directors and serve at the Board’s discretion.

Business Experience

Carl Schwartz, Chief Executive Officer and Director. Dr. Schwartz was the owner manager of dental groups in Burton, Michigan and Grand Blanc, Michigan. Dr. Schwartz previously served on the Board of Delta Dental Corporation of Michigan, was a member of the Michigan Advisory Board for Liberty Mutual Insurance and was a member of the Board of Trustees of the Museum of Contemporary Art in Florida. In 1988 Dr. Schwartz joined a family business becoming chief executive officer of Plastics Research Corporation, a Flint, Michigan, manufacturer of structural foam molding, a low-pressure injection molding process. While there he led its growth from $2 million in revenues and 20 employees, to its becoming the largest manufacturer of structural foam molding products under one roof in the U.S. with more than $60 million in revenues and 300 employees when he retired in 2001. He holds B.A. and D.D.S. degrees from the University of Detroit.

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

Timothy A. Krochuk, Director. Mr. Krochuk was appointed to the Board of Directors on October 27, 2016 and is a co-founder and managing director of GRT Capital Partners, LLC, an investment adviser based in Boston, and was a Portfolio Manager and Managing Partner for the GRT BioEdge Ventures Fund, a fund focused on equity investments in privately held, emerging healthcare and biopharmaceutical companies. GRT merged and Mr. Krochuk is now the Managing Partner of Shepherd Kaplan Krochuk, LLC. He remains the portfolio manager on the venture funds now called SKK Ventures. Prior to starting GRT Capital Partners in 2001, Mr. Krochuk became the youngest diversified portfolio manager in the history of Fidelity and was responsible for the development, programming and implementation of investment models used by mutual funds with more than $20 billion in assets under management. He currently serves as Chief Executive Officer of CHP Clean Energy, a full service provider of biogas power combined heat and power systems for wastewater treatment facilities with anaerobic digesters, which he founded in 2009. He also serves on the Board of Directors of Windgap Medical and Flatirons Bank. Mr. Krochuk holds an AB in Economics from Harvard College, a Chartered Financial Analyst designation, an Executive Masters Professional Director Certification from the American College of Corporate Directors and is an active member of the Board of the Massachusetts General Hospital President’s Council.

Richard L. Gabriel, Director. Mr. Gabriel was appointed to the Board of Directors on December 1, 2016. He has more than 40 years of relevant healthcare experience, including two decades of executive leadership and as a director and consultant to development-stage companies. In addition, serving as chief operating officer of GLG Pharma since 2009, from 2003 until 2009 Mr. Gabriel was chief executive officer of DNAPrint Genomics and DNAPrint Pharmaceuticals. He is currently a director of Windgap Medical. Mr. Gabriel holds an MBA from Suffolk University in Boston, and a BS in Chemistry from Ohio Dominican College in Columbus.

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

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the first two quarters of 2018. We had revenues of $655,000 in 2017, but we had negative operating cash flows of $4.5 million. In January 2017, we received proceeds of $3.9 million because of our public offering. In November 2017, we received proceeds of $1.3 million because of our private placement. Our cash and cash equivalents balance was $0.8 million as of December 31, 2017, and our accounts payable and accrued expenses were an aggregate $0.9 million. We are currently incurring negative operating cash flows of approximately $380,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

As of December 31, 2017, the Company had no debt. On January 9, 2018, we received proceeds of $2.5 million net because of an S-3 public offering. Subsequently, in connection the underwriter exercised for an aggregate of 215,247 shares of common stock, the over-allotment option; we received additional net proceeds of $188,000 on February 20, 2018. Our cash and cash equivalents balance on January 31, 2018 was approximately $2.8 million.

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

In connection with developing our CRO business, we have committed and will continue to commit significant capital to investments in early stage companies, all of which may be lost and which may require us to raise significant additional capital, and our entering into new lines of business will result in significant diversion of management resources, all of which may result in failure of our business.

We have committed significant capital and management resources to developing our CRO business and other new business areas, and we intend to continue to devote significant and management resources to new businesses. In 2017, we have provided $668,000 in financing to Helomics, of which $500,000 in principal amount has been converted into an equity interest in Helomics and $168,000 in principal amount is subject to secured notes that remain outstanding. In addition, in August 2017, we entered into a merger agreement with CytoBioscience, which was subsequently terminated in November 2017. From July 2017 through November 2017, we advanced $1,070,000 to CytoBioscience in the form of secured notes, which are still outstanding. It is likely that we will make further investments and advances in other businesses as we develop our CRO business and other business models. There can be no assurance that any of the outstanding balances of our existing promissory notes or future advances will be repaid. Further, there is no assurance that our equity investment in Helomics or other investments in new businesses will result in significant value for the Company. Therefore, we could invest significant capital in other business enterprises with no certainty when or whether we will realize a return on these investments. Investments in cash will deplete our capital resources, meaning that we will be required to raise significant amounts of new capital. There is no assurance that we will be successful in raising sufficient capital, and the terms of any such financing will be dilutive to our stockholders. We may also acquire technologies or companies by issuing stock or other equity securities rather thaqn or in addition to payment of cash, which may have the result of diluting the investment of our stockholders. Further, the energy and resources of our officers and personnel are being substantially diverted to these new lines of business, which are unproven. If these businesses are unsuccessful or require too great of a financial investment to be profitable, our business may fail regardless of the level of success of our STREAMWAY business.

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

STREAMWAY Business Risk Factors

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

The medical industry has historically used a variety of technologies for fluid waste management. Compared to these conventional technologies, our technology is relatively new, and the number of companies using our technology is limited. The commercial success of our product will depend upon the widespread adoption of our technology as a preferred method by hospitals and surgical centers. In order to be successful, our product must meet the technical and cost requirements for these facilities. Market acceptance will depend on many factors, including:

•	the willingness and ability of customers to adopt new technologies;

•	our ability to convince prospective strategic partners and customers that our technology is an attractive alternative to conventional methods used by the medical industry;

•	our ability to select and execute agreements with effective distributors to market and sell our product; and

•	our ability to assure customer use of the Skyline proprietary cleaning solution and in-line filter.

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

We are currently manufacturing the STREAMWAY System, following GMP compliance regulations of the FDA, at our own facility and anticipate the capability of producing the STREAMWAY System in sufficient quantities for future near-term sales. We have contracted with a manufacturing company that can manufacture products at higher volumes. However, if demand for our product is unexpectedly high, there is no assurance that we or our manufacturing partners will be able to produce the product in sufficiently high quantity to satisfy demands. Any supply interruptions or inadequate supply would have a material adverse effect on our results of operations.

We are dependent on a few key executive officers for our success. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of an investment.

Our success depends on the skills, experience and performance of key members of our management team. We heavily depend on our management team: Carl Schwartz, our Chief Executive Officer, David O. Johnson, our Chief Operating Officer, and Bob Myers, our Chief Financial Officer. We have entered into employment agreements with the CEO, the COO and the CFO of the senior management team and we may expand the relatively small number of executives in our company. Were we to lose one or more of these key individuals, we would be forced to expend significant time and money in the pursuit of a replacement, which could result in both a delay in the implementation of our business plan and the diversion of our limited working capital. We can give you no assurance that we can find satisfactory replacements for these key individuals at all, or on terms that are not unduly expensive or burdensome to our company.

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

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends; investors must rely on stock appreciation for any return on investment in the Company’s common stock.

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

Our authorized capital includes 20 million shares of preferred stock. Of this amount, 18,950 shares have been designated as Series B Convertible Preferred Stock, 1,213,819 shares have been designated as Series C Preferred Stock and the remaining authorized shares are undesignated preferred stock. Our Board of Directors has the power to issue any or all of the shares of undesignated preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board of Directors to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of the company not approved by our Board of Directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We also expect that significant additional capital will be needed in the future to continue our planned operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In addition, in the past, we have issued warrants to acquire shares of common stock. To the extent these warrants are ultimately exercised, you will sustain further dilution.

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

Our certificate of incorporation authorizes 20,000,000 shares of “blank-check” preferred stock, of which 19,333,231 remain available for issuance. Our Board of Directors has the power to issue any or all of the shares of such preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking the approval of our common stockholders, subject to certain limitations on this power under the listing requirements of The NASDAQ Capital Market and the laws of the state of Delaware. The authority of our Board of Directors to issue “blank-check” preferred stock, along with any future anti-takeover measures we may adopt, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of us not approved by our Board of Directors. Thus, our stockholders may lose opportunities to dispose of their shares of our common stock at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price of our common stock and the voting and other rights of our stockholders may also be affected.

An attorney has sent demand letters to the Board of Directors in a matter involving the failure to obtain valid shareholder approval of an amendment to the Company’s stock plan, which resulted in a violation of Nasdaq listing standards and could result in litigation.

In July 2017, an attorney sent demand letters to the Board of Directors purporting to represent stockholders of the Company. The letter claimed that Skyline failed to obtain valid shareholder approval at its July 2016 annual meeting for an amendment to the 2012 Stock Incentive Plan that increased the plan’s share reserve.  As a result, the lawyer claimed that Skyline stock option grants since July 2016 have not been properly approved, constituting a breach of the directors’ fiduciary duties. The attorney’s claim relates to the fact that the sum of the abstentions and “no” votes on the proposal for the plan amendment exceeded the number of “yes” votes. The Company investigated the claims in the letter and concluded that the amendment was not adopted by the necessary stockholder vote. The holders of stock options to purchase 2,584,604 shares that are officers, directors and current employees of the Company entered into agreements that, in addition to any vesting requirements of such options, the options could not be exercised unless and until stockholder approval is obtained for a new Plan amendment to increase the share reserve.

Such stockholder approval was obtained in December 2017, and this restriction has terminated. The Company does not believe that this legal matter will have a material adverse effect on its financial condition or results of operation. However, matters involving litigation are inherently uncertain. Further, NASDAQ did assert that there has been a violation of its listing standards, which resulted in NASDAQ providing us with a deficiency letter, however in that same letter NASDAQ advised us that we were compliant based upon our submitted plan. The matter is closed with NASDAQ.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate offices are located at 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121.   On November 22, 2017, the Company signed a second amendment to our lease last amended on January 28, 2013. The lease as amended has an additional three-year term effective February 1, 2018 ending January 31, 2021. We lease 5,773 square feet at this location, of which 2,945 square feet is used for office space and 2,828 is used for manufacturing. Our lease is effective through January 31, 2021. We expect that this space will be adequate for our current office and manufacturing needs.

ITEM 3. LEGAL PROCEEDINGS.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Effective February 2, 2018, our common stock is listed on the NASDAQ Capital Market under the symbol “AIPT”. Our common stock was listed on The NASDAQ Capital Market under the symbol “SKLN”. Prior to August 31, 2015, our common stock was quoted by the OTCQB under the symbol “SKLN.QB.” The following table sets forth the high and low bid information for our common stock for each quarter within our last two fiscal years as reported by The NASDAQ Capital Market or the OTCQB, as applicable. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions. These prices reflect the 1:25 reverse stock split of our outstanding shares effected on October 27, 2016, as well as rounding.

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2017	$2.50	$0.99
September 30, 2017	$2.13	$1.20
June 30, 2017	$2.59	$1.31
March 31, 2017	$3.45	$1.75

December 31, 2016	$6.05	$1.52
September 30, 2016	$6.75	$2.00
June 30, 2016	$7.25	$2.53
March 31, 2016	$96.50	$4.13

Holders

As of March 19, 2018, there were approximately 134 stockholders of record of our Common Stock and 11 holders of record of the Series B Preferred Stock, 1 holder of record of Series A Warrants, 9 holders of record of our Series B Warrants, 1 holder of record of our Series D Warrants, and 1 holder of record of our Series E Warrants.

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

On April 8, 2015, the Company sold a senior convertible note, in an original principal amount of $125,000 which shall be convertible into a certain number of shares of Common Stock, in accordance with the terms of the agreement for a purchase price of $125,000 (representing an approximately 20% original issue discount).

On May 8, 2015, the Company sold a senior convertible note, in an original principal amount of $150,000 which shall be convertible into a certain number of shares of Common Stock, in accordance with the terms of the agreement for a purchase price of $150,000.

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

On July 1, 2016, the Company issued inducement stock options in accordance with NASDAQ listing rules for 40,000 shares of common stock, par value $0.01, at $3.75 per share to the Company’s newly hired Vice President of Sales. The options will vest in six equal increments: on the first, second, third, fourth, fifth and sixth quarters of the hiring date anniversary. The options were granted outside of the Company’s stock incentive plan but are subject to terms and conditions generally consistent with the plan. The issuance of these inducement options was made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering, and regulations promulgated thereunder.

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

On April 19, 2017, the Company terminated the agreement with GLG Pharma, LLC. As a result, the Company received back the 400,000 shares of common stock, par value $0.01, that was held in escrow regarding the Partnership and Exclusive Reseller Agreement with GLG Pharma, LLC.

On April 24, 2017, the Company issued 100,000 shares of common stock, par value $0.01, at $2.20 per share to a vendor for Consulting Services.

On July 20, 2017, the Company issued an additional 43,333 shares of common stock, par value $0.01, at $1.49 per share for the same consulting services pursuant to the April contract that included a conditional reset during the first nine months of the term of the agreement.

On October 13, 2017, the Company issued 50,000 shares of common stock, par value $0.01, at $1.58 per share to a vendor for Investor Relations Services.

On January 12, 2018, the Company issued 1,100,000 shares of common stock, par value $0.01, at $0.9497 per share, in exchange for 2,500,000 shares of Helomics Holding Corporation Series A Preferred Stock. The 1,100,000 shares of Company common stock are being held in escrow by Corporate Stock Transfer, Inc. as escrow agent. While the Company shares are held in escrow, they will be voted as directed by the Company’s board of directors and management. The Company shares will be released to Helomics following a determination the Helomics’ revenues in any 12-month period have been equal to or greater than $8,000,000. The exchange of shares resulted in the Company owning 20% of Helomics outstanding stock.

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

Not Required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that indicate certain risks and uncertainties related to the Company, many of which are beyond the Company’s control.  The Company’s actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report.  Important factors that may cause actual results to differ from projections include:

•	Current negative operating cash flows;
•	The terms of any further financing, which may be highly dilutive and may include onerous terms;
•	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;
•	The impact of competition, the obtaining and maintenance of any necessary regulatory clearances applicable to applications of the Company’s technology;
•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;
•	Risk that we never become profitable if our product is not accepted by potential customers;
•	Possible impact of government regulation and scrutiny;
•	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;
•	Adverse results of any legal proceedings;
•	The volatility of our operating results and financial condition, and,
•	Other specific risks that may be alluded to in this report.

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

Overview

The Company was originally incorporated on April 23, 2002 in Minnesota as BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. Pursuant to an Agreement and Plan of Merger effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. On August 31, 2015, the Company completed a successful offering and concurrent uplisting to The NASDAQ Capital Market. On February 1, 2018, we filed with the Secretary of State of Delaware a Certificate of Amendment to our Certificate of Incorporation to change our corporate name from Skyline Medical Inc. to Precision Therapeutics Inc., effective February 1, 2018. Because of this change, our common stock trades under the new ticker symbol “AIPT,” effective February 2, 2018.

We are a healthcare products and services company that is expanding its business to take advantage of emerging areas of the dynamic healthcare market through sales of its products, through its partnership with Helomics Holding Corporation (“Helomics”) and through pursuit of other strategic relationships to build value. In our STREAMWAY business we manufacture an environmentally conscious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care.   Since our inception in 2002, we have invested significant resources into product development.  We believe that our success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to our wall-mounted Fluid Management System (“System”) and use of our proprietary cleaning solution and bifurcated filter.

We currently have a Vice President of Sales, one in house sales person, five regional sales managers, and an Vice President of International Sales to sell the STREAMWAY System. We are hiring a regional sales representative in Q1 2018 to sell the STREAMWAY in Germany. We have also hired 3 independent contractors to further represent the Company in certain regions of the United States. We have contracted with two General Purchasing Organizations in the United States, Vizient and Intalere, providing customer exposure to more than 10,000 hospitals. The Company has contracted with Alliant Enterprises, LLC, a Service Disabled Veterans Owned Small Business supplier to the federal government. We have executed contracts with three international distributors. Quadromed, is a Canadian distributor who will represent us throughout the entire Canadian country over the next two years, with annual automatic renewals. MediBridge Sarl, is a Swiss distributor representing us in Switzerland entirely over the next two years, with annual automatic renewals. Device Technologies Australia PTY LTD, is an Australian distributor representing us throughout Australia, New Zealand, Fiji and the Pacific Islands over the next five years with annual automatic renewals.

Since inception, we have been unprofitable. We incurred net losses of approximately $7.7 million and $6.5 million for the years ended December 31, 2017, and December 31, 2016, respectively. As of December 31, 2017, and December 31, 2016, we had an accumulated deficit of approximately $54.8 million and $47.0 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY System and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

In the first quarter of 2014, the Company commenced sales of an updated version of the STREAMWAY System, which provide a number of enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. This updated version utilizes improved technology, including the capability for continuous flow and continuous suctioning, as covered by our provisional patent application filed in 2013 and our non-provisional patent application filed in January 2014. We have sold one hundred seven STREAMWAY units through December 2017, and have sold another sixteen units in 2018 for a total of one hundred twenty three units to date.

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

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Liquidity, Plan of Financing and Going Concern Qualification” and “Liquidity and Capital Resources – Financing Transactions” below.

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

Results of Operations

Comparison of Year Ended December 31, 2017 with Year Ended December 31, 2016

Revenue. We recorded revenue of $655,000 in 2017, compared to $456,000 in 2016.  Revenue in 2017 included the sale of ten STREAMWAY systems and disposable supplies to operate the STREAMWAY. The revenue in 2016 included the sale of four STREAMWAY systems and disposable supplies to operate the STREAMWAY. Our revenues and product sales increased in 2017 due to our new sales force and the full initiation of brand awareness.

Cost of sales. Cost of sales was $148,000 in 2017 compared to $182,000 in 2016. The gross profit margin was 77% in 2017 and 60% in 2016. In 2015 the Company absorbed the cost of upgrading or replacing earlier generation systems, which increased our cost of goods sold relevant to actual margin on new units sold. In 2016 we completed those upgrades which still reduced our margins but not as significantly. In 2017 we experienced a higher gross profit percentage, and we currently expect the gross margins on the STREAMWAY System and disposables to continue at a level more comparable to 2017. The Company also developed ways to reduce costs through tooling parts and purchasing different components that improved the STREAMWAY Systems while costing less. As our revenues increase through System sales we expect costs to decline as a percentage of our revenue due to our volume discount purchasing agreements with our suppliers.

General and Administrative expense. General and administrative (G&A) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

G&A expense increased to $6,041,000, for 2017 from $5,175,000 in 2016. The $866,000 increase in G&A expenses for 2017, compared to 2016, is primarily due to our Stock Based Compensation and Investors Stock Compensation expenses that increased by $1,480,000 and $903,000, respectively, because of expenses consistent with the award of Company stock options to the directors and employees, and the result of vesting for warrants associated with Company equity offerings completed in 2017, respectively. Consulting increased by $286,000 due to an agreement with a company that assisted and advised the Company on the development and enhancement of the Company’s business. Bonus expense was higher by $139,000 due to an accounting reversal in 2016 because of the former CEO resignation. Corporate insurance increased by $40,000 due to policy changes requiring additional coverage. Salaries, taxes and employee benefits increased by $13,000. Miscellaneous expenses were higher by $4,000 mostly due to a penalty regarding 2015 taxes. Offsets were: $1,019,000 in severance; a 2016 expense for the former CEO resignation settlement; a decrease in legal fees of $749,000 due to a reduction in costs and an accounting reversal from reserving for an extraneous prior year fee; a $167,000 reduction in investor relation expenses mostly due to a reduction of proxy solicitation costs and reduced fees; lower recruiting fees, $42,000, relating to the 2016 hiring of our previous Vice President of Sales; and a combination of reductions in travel, stock transfer expenses, depreciation and amortization and automobile leases totaling $23,000.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the Company’s current stage.

Operations expense increased to $1,208,000 in 2017 compared to $1,158,000 in 2016. The $50,000 increase in operations expense in 2017 was primarily due to $230,000 in additional stock based compensation for stock option awards to company employees. Salaries, taxes and employee benefits were higher by $40,000 predominantly due to a full year with the Quality Assurance Manager hired during 2016. Offsets were: $117,000 in reduced research and development costs as 2016 incurred testing and auditing fees for the CE mark; bonus expenses were reduced by $56,000; consulting was $35,000 less due to reduced software upgrades for the STREAMWAY System; and, travel, manufacturing supplies and shipping were decreased by a combined $13,000.

Sales and marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trade shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased to $1,004,000 in 2017 compared to $468,000 in 2016. The $536,000 increase is a result of $287,000 in salaries, taxes and employee benefits due to hiring regional sales managers. Travel increased by $94,000 as the entire sales team began intensive sales including live demonstrations. Our public relations campaign increased by $60,000 with new focus generated by a consultant. Sales and Marketing was up by $50,000 in line with our efforts to penetrate the Veterans Administration and Department of Defense; we hired a consultant as an advocate into those sites. Tangential to sales increasing our commissions were higher by $40,000. Stock based compensation was higher by $17,000 due to vesting of inducement awards to the Vice President of Sales. Trade shows, supplies, shipping and miscellaneous expenses combined for an increase of $27,000. Offsets were decreases in direct advertising and promotion, $34,000, and web development, $6,000.

Interest Expense. There was no significant interest expense in 2017 or 2016, as the Company had no indebtedness.

Liquidity and Capital Resources

Payment Obligations Under Separation Agreement With Former CEO

Effective May 5, 2016, Joshua Kornberg resigned as the Chief Executive Officer and President and an employee of the Company. In connection with Mr. Kornberg’s resignation, the Company and Mr. Kornberg entered into a separation agreement on June 13, 2016 (the “Separation Agreement”). Pursuant to the Separation Agreement, on July 15, 2016, the Company was required to pay Mr. Kornberg: (a) $15,443.20 less any required tax withholdings in a lump sum on July 15, 2016; and (b) $75,000 less any required tax withholdings on July 15, 2016. The Company was required to pay Mr. Kornberg an additional $75,000 less any required tax withholdings payable in 6 monthly installments of $12,500, due on the first regular payday of each month, starting on August 15, 2016; and (d) an additional $450,000 less any required tax withholdings payable in 11 monthly installments of $40,909, due on the first regular payday of each month, starting on February 15, 2017. The Company issued to Mr. Kornberg a restricted stock award (the “Award”) under the Company’s stock incentive plan consisting of 20,000 shares. The Award vested on July 15, 2016. The value of the Award for purposes of the Separation Agreement (the “Award Value”) was $90,351. Mr. Kornberg agreed that the withholding taxes in connection with the Award will be offset against cash payments otherwise due to him in four monthly installments. In addition, the Company agreed to, at its option, decided to pay Mr. Kornberg $309,649 (the “Additional Cash Amount”), equal to the difference between $400,000 and the Award Value, payable in equal monthly installments of $40,909, due on the first regular payday of each month, starting on January 15, 2018, less any required tax withholding. Under the Separation Agreement, all of Mr. Kornberg’s outstanding stock options and outstanding restricted stock prior to the date of the Separation Agreement were canceled, consisting of options to purchase 22,085 shares and 2,667 shares of restricted stock.

Cash Flows for the Year Ended December 31, 2017

Net cash used in operating activities was $4,460,000 for 2017, compared with net cash used of $4,381,000 for 2016. The cash use increases in 2017 were for reductions in accrued expenses predominantly for legal expenses, increases in prepaid expenses mainly for annual corporate insurance deposits and for monthly invoices that are due prior to the first of the next month; also accountable were decreases in accounts payable and due to sales, increases in accounts receivable.

Cash flows used in investing activities was $1,653,000 for 2017 and $423,000 in 2016. Our investment expense in 2017 was primarily for notes receivable pertaining to the secured loans to CytoBioscience and Helomics.

Net cash provided by financing activities was $5,115,000 for 2017 compared to net cash provided of $1,712,000 for 2016.  In 2017, proceeds were received from a firm commitment underwritten offering. Gross proceeds to the Company from the offering was approximately $3,937,500 before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Additionally, the underwriter exercised their over-allotment from the offering. Net proceeds to the Company from the exercise of the over-allotment in full were approximately $358,312, after deducting underwriting discounts and commissions and before deducting estimated offering expenses payable by the Company. Also in 2017, the Company completed a Private Placement for shares of our Series C Preferred Stock. The Company received gross proceeds of $1,300,000 before deducting expenses payable by the Company.

Liquidity, Plan of Financing and Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $54.8 million as of December 31, 2017. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding) and a registered direct offering raising a net $1,712,000 in 2016 and a qualified public offering raising a net $13,555,003, after deducting underwriting discounts, commissions and expenses in 2015. We currently have no outstanding bank debt and no secured indebtedness. The Company raised an additional net of $3,509,000 in January 2017 because of a public offering. Another Company raise resulted in $1,300,000 gross proceeds in November 2017. In January 2018, the Company received $2,900,000 gross proceeds from a firm commitment underwritten public offering.

Our cash and cash equivalents balance on January 31, 2018 was approximately $2.8 million. The Company currently has no indebtedness. We have not achieved profitability and anticipate that we will continue to incur net losses at least through the first two quarters of 2018.

We had revenues of $655,000 in 2017, but we had negative operating cash flows of $4.5 million. Our cash balance was $0.8 million as of December 31, 2017, and our accounts payable and accrued expenses were an aggregate $0.9 million. We are currently incurring negative operating cash flows of approximately $380,000 per month. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

We may require additional funding to finance operating expenses of our STREAMWAY business and to invest in our sales organization and new product development and to pursue sales in the international marketplace. We have committed significant capital and management resources to developing our CRO business and other new business areas, and we intend to continue to devote significant and management resources to new businesses. In 2017, we have provided $668,000 in financing to Helomics, of which $500,000 in principal amount has been converted into an equity interest in Helomics and $168,000 in principal amount is subject to secured notes that remain outstanding. In addition, in August 2017, we entered into a merger agreement with CytoBioscience, which was subsequently terminated in November 2017. From July 2017 through November 2017, we advanced $1,070,000 to CytoBioscience in the form of secured notes, which are still outstanding. It is likely that we will make further investments and advances in other businesses as we develop our CRO business and other business models. There can be no assurance that any of the outstanding balances of our existing promissory notes or future advances will be repaid. Further, there is no assurance that our equity investment in Helomics or other investments in new businesses will result in significant value for the Company. Therefore, we could invest significant capital in other business enterprises with no certainty when or whether we will realize a return on these investments. Investments in cash will deplete our capital resources, meaning that we will be required to raise significant amounts of new capital. There is no assurance that we will be successful in raising sufficient capital, and the terms of any such financing will be dilutive to our stockholders. We may also acquire technologies or companies by issuing stock or other equity securities rather than or in addition to payment of cash, which may have the result of diluting the investment of our stockholders. Further, the energy and resources of our officers and personnel are being substantially diverted to these new lines of business, which are unproven. If these businesses are unsuccessful or require too great of a financial investment to be profitable, our business may fail regardless of the level of success of our STREAMWAY business.

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

2014 and 2015 Private Placements of Convertible Notes and Warrants.

From July through September 2014, we issued approximately $1.8 million original principal amount (subsequently reduced to approximately $1.6 million aggregate principal amount in accordance with their terms) of convertible promissory notes (the “2014 Convertible Notes”) and warrants exercisable for shares of our common stock for an aggregate purchase price of $1,475,000 in private placements. Of this amount, we issued to SOK Partners, LLC, an affiliate of the Company, $122,196 original principal amount of the 2014 Convertible Notes and warrants exercisable for 5,431 shares of our common stock for an aggregate purchase price of $100,000. In April and May 2015, we issued and sold to a private investor additional Convertible Notes in an aggregate original principal amount of $275,000 for an aggregate purchase price of $250,000, containing terms substantially similar to the 2014 Convertible Notes (the “2015 Convertible Notes” and, together with the 2014 Convertible Notes, the “Convertible Notes”). No warrants were issued with the 2015 Convertible Notes. The Warrants issued to the purchasers of the 2014 Convertible Notes are exercisable on any day on or after the date of issuance and have an exercise price of $12.38 per share, subject to adjustment, and a term of five years from the date of issuance. The holders, will not be entitled, by virtue of being holders of the Warrants, to vote, to consent, to receive dividends, to receive notice as stockholders with respect to any meeting of stockholders for the election of the Company’s directors or any other matter, or to exercise any rights whatsoever as our stockholders. If, however, the Company decides to declare a dividend or make distributions of its assets, the holders will be entitled to such distribution to the same extent that the holders would have participated therein if the holder had held the number of shares of Common Stock acquirable upon complete exercise of the Warrants. At any time in connection with certain events relating to a change of control, the Company or the successor entity (as the case may be) may be required to purchase the Warrants from the holder in an amount equal to the Black Scholes Value (as defined in the Warrants).

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

2015 Public Offering of Units and Subsequent 2016 Exchange Offer

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

March 2016 Registered Exchange Offer for Units. On March 25, 2016, the Company commenced a registered exchange offer (the “Exchange Offer”) to exchange Series B Warrants (the “Series B Warrants”) to purchase shares of our Common Stock, par value $0.01 per share (the “Warrant Shares”), for up to an aggregate of 3,157,186 outstanding Series A Warrants (the “Series A Warrants”). On March 31, 2016, each Series A Warrant could be exercised on a cashless basis for 10.05 shares of Common Stock. Each Series B Warrant may be exercised on a cashless basis for one share of Common Stock. For each outstanding Series A Warrant tendered by holders, we offered to issue 10.2 Series B Warrants, which are subject to cashless exercise at a fixed rate of one share of Common Stock per Series B Warrant (subject to further adjustment for stock splits, etc.). The Exchange Offer expired at midnight, Eastern time, on April 21, 2016. 1,770,556 Series A Warrants were tendered by holders. The Company delivered an aggregate of 18,059,671 Series B Warrants pursuant to the terms of the exchange offer. In addition, between March 31, 2016 and July 6, 2016 1,251,510 Series A Warrants were exercised in cashless exercises, resulting in the issuance of 503,034 shares of Common Stock.

November 2016 Registered Direct Offering

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

January 2017 Public Offering of Units

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

November 2017 Private Placement of Preferred Stock and Warrants

On November 30, 2017, the Company closed a private placement of a newly created series of preferred stock designated as “Series C Convertible Preferred Stock” with a New York based Family Office. Pursuant to the Securities Purchase Agreement, the investor purchased 1,213,819 shares of Series C stock at a purchase price of $1.071 per Series C Share, together with a warrant to purchase up to 606,910 shares of common stock. The warrant has an exercise price of $1.26 per share, subject to adjustment, has a five and one-half year term and is exercisable commencing six months following the date of issuance. Total gross proceeds to Skyline were $1,300,000 before deducting expenses and will be used for general working capital. In connection with the Offering and pursuant to a registration rights agreement, the Company has agreed to file a “resale” registration statement covering all of the shares of common stock issuable upon conversion of the warrant. Pursuant to the Securities Purchase agreement, and as of this filing date, all the Preferred Series C shares were converted at a conversion rate of 1.167 to a maximum of 1,250,269 shares of common stock. The remaining 142,466 shares of Preferred Series C stock were cancelled with a redemption payment to the holder for $189,285.

January 2018 Public Offering of Common Stock and Warrants

In January 2018, the Company completed a firm commitment underwritten public offering of 2,900,000 Units at an offering price of $0.95 per Unit, with each Unit consisting of one share of the Company’s Common Stock and 0.3 of a Series E Warrant, with each whole Series E Warrant purchasing one share of common stock at an exercise price of $1.00 per whole share. The shares of Common Stock and Series E Warrants were immediately separable and were issued separately. Gross proceeds were approximately $2,755,000, before deducting expenses. The Company granted the underwriter a 45-day option to purchase an additional (i) up to 290,000 additional shares of Common Stock at the public offering price per Unit less the price of the Series E Warrant included in the Units and less the underwriting discount and/or (ii) additional Series E Warrants to purchase up to 87,000 additional shares of common stock at a purchase price of $0.001 per Series E Warrant to cover over-allotments, if any. On February 21, 2018, the underwriter exercised on 215,247 shares of common stock, par value $0.01, at $0.9497 per share as described in the Underwriting Agreement. The Company received net proceeds of $188,066 after deductions of $16,354 representing the Underwriter’s discount of 8% of the purchase price of the shares.

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

Revenue Recognition.   The Company recognizes revenue in accordance with the SEC’s Staff Account Bulletin Revenue Recognition and ASC 606 – Revenue Recognition.

We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists – we receive both a signed purchase order and contract of terms and conditions confirming the sale from the customer; delivery has occurred – the goods are shipped from our warehouse and delivered and accepted by the customer; the selling price is fixed or determinable – confirmed on the customer purchase order and then invoiced immediately upon shipment of the goods; and collectability is reasonably assured – our customers are long standing hospitals, ambulatory surgical centers and others that pass credit checks. The terms of our agreements with our customers are specified in written agreements. These written agreements, the purchase order and the matching invoice, constitute the persuasive evidence of the arrangements with our customers that are a precondition to the recognition of revenue.

We undertake an evaluation of the creditworthiness of both new and, on a periodic basis, existing customers. Based on these reviews we determine whether collection of our prospective revenue is probable.

We have adopted the provisions of Accounting Standards Update, or “ASU” 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification, or “ASC” 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Companies are permitted to adopt ASC 606 using a full retrospective or modified retrospective method. We adopted the standard on January 1, 2018 using a modified retrospective method.

While we continue to assess all potential impacts of the standard, it is currently anticipated that the standard will not have a material impact on our financial statements.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of December 31, 2017 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Name	Age	Position
Directors:
Thomas J. McGoldrick (2) (3) (4)	76	Director
Andrew P. Reding (1)	48	Director
Carl Schwartz (4)	77	Chief Executive Officer and Director
Timothy A. Krochuk (1) (3) (4)	49	Director
J. Melville Engle (1) (2)	68	Director
Richard L. Gabriel (4)	69	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Our Audit Committee currently consists of Mr. Krochuk, as the chairperson, Mr. Reding and Mr. Engle. Each Audit Committee member is a non-employee director of the Board. The Board of Directors reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and has determined that all current members of our Audit Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Audit Committee met four times in fiscal 2017.

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

Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission.

Timothy Krochuk, Chair

Andrew P. Reding

J. Melville Engle

Compensation Committee

The Compensation Committee of the Board of Directors currently consists of two directors, Mr. Engle, as the chairperson, and Mr. McGoldrick. All members of the Compensation Committee were appointed by the Board of Directors, and consist entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and “independent” as independence is currently defined in Rule 4200(a) (15) of the NASDAQ listing standards. In fiscal 2017, the Compensation Committee met four times. The functions of the Compensation Committee include, among other things:

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

Merger & Acquisition Committee

The Merger & Acquisition Committee of the Board of Directors currently consists of Dr. Carl Schwartz, as the chairperson, Mr. Timothy Krochuk, Mr. Richard Gabriel and Mr. Thomas McGoldrick, two of whom are “independent directors” as such item is defined by The NASDAQ Market Listing Rule 5605(a)(2), and free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a member of the committee. Dr. Schwartz and Mr. Gabriel are not deemed to be independent. The Merger & Acquisition Committee is a newly formed committee constructed in December 2016 with the function of advising the Company toward any considered mergers, acquisitions, joint ventures and/or consolidations of any type. The committee met five times during the fiscal year 2017.

Diversity

The Board of Directors does not currently have a policy regarding attaining diversity on the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2017 and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required, the Company believes that the following is the list of its officers, directors and greater than ten percent beneficial owners who have failed to file on a timely basis all Section 16(a) filing requirements during the fiscal year ended December 31, 2017: Andrew Reding 4 late reports covering 4 transactions; Thomas J. McGoldrick 4 late reports covering 4 transactions; Timothy Krochuk 4 late reports covering 4 transactions; Richard Gabriel 3 late reports covering 3 transactions; J. Melville Engle 3 late reports covering 3 transactions; Carl Schwartz 1 late report covering 1 transaction.

ITEM 11. EXECUTIVE COMPENSATION.

Overview

This section describes the material elements of the compensation awarded to, earned by or paid to our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer, as determined in accordance with SEC rules, collectively referred to as the “Named Executive Officers.”

Summary Compensation Table for Fiscal 2017 and 2016

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2017 and December 31, 2016 by each of the Named Executive Officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	(1) Option Awards	(5) All Other Compensation	Total Compensation

Carl Schwartz, CEO (6)	2017	$83,375	$-	$-	$437,466	$-	$520,841
	2016	$-	$-	$-	$-	$-	$-

David O. Johnson, COO (3)	2017	$180,800	$36,000	$-	$345,798	$-	$562,598
	2016	$149,053	$36,000	$97,950	$10,920	$-	$293,923

Bob Myers, CFO (4)	2017	$165,800	$43,000	$-	$328,194	$-	$536,994
	2016	$131,234	$33,000	$90,938	$10,920	$-	$266,092

Joshua Kornberg, former CEO	2017	$-	$-	$-	$-	$616,595	$616,595
and President (2)	2016	$118,284	$-	$90,351	$-	$149,500	$358,135

(1)	Represents the actual compensation cost granted during 2017 and 2016 as determined pursuant to FASB ASC 718 – Stock Compensation utilizing the assumptions discussed in Note 3, “Stock Options and Warrants,” in the notes to the financial statements included in this report.

(2)	Effective May 5, 2016, Mr. Kornberg resigned as the Chief Executive Officer and President and an employee of the Company. In connection with Mr. Kornberg’s resignation, the Company and Mr. Kornberg entered into a separation agreement on June 13, 2016 (the “Separation Agreement”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Payment Obligations Under Separation Agreement with Former CEO.” In 2015 Mr. Kornberg also received options to purchase 253 shares of common stock as fees for serving on the Board of Directors. Mr. Kornberg’s minimum bonus for 2015 was 75% of his base salary or $206,250. During 2015 he also received $356,691 in additional bonuses, in recognition of bonus amounts from prior years that were waived. In 2015 he also received bonus options to purchase 8,366 shares of common stock at $65.75 per share. In 2016, Mr. Kornberg received $18,685 as part of his salary that was paid through his settlement contract. The restricted stock award for $90,351 was part of his severance settlement. All of Mr. Kornberg’s options to purchase stock were cancelled as part of his settlement contract.

(3)	Mr. Johnson’s minimum bonus for 2017 was 20% of his base salary or $36,000 that was accrued in 2017; his minimum bonus for 2016 was 20% of his base salary, or $36,000 that was accrued in 2016. During 2017 he received $36,000 in recognition of bonus amounts accrued in 2016; in 2016 he received $36,000 in income from additional bonuses in recognition of bonus amounts from 2015. In 2017, he also received bonus options to purchase 320,422 shares of common stock at $1.47 per share. In 2017, 154,422 shares vested with the remainder vesting at 20,750 shares quarterly throughout 2018 and 2019. In 2016, he also received bonus options to purchase 3,574 shares of common stock at $4.20 per share. In 2016, Mr. Johnson exercised stock options valued at $97,950.

(4)	Mr. Myers’s minimum bonus for 2017 was 20% of his base salary or $33,000 that was accrued in 2017; his minimum bonus for 2016 was 20% of his base salary, or $33,000 that was accrued in 2016. During 2017 he received $43,000 in bonus amounts $33,000 that was accrued in 2016; in 2016 he received $33,000 in income from additional bonuses in recognition of bonus amounts from 2015. In 2017, he also received bonus options to purchase 304,110 shares of common stock at $1.47 per share. In 2017, 138,110 shares vested with the remainder vesting at 20,750 shares quarterly throughout 2018 and 2019. In 2016, he also received bonus options to purchase 3,574 shares of common stock at $4.20 per share. In 2016, Mr. Myers exercised stock options valued at $90,938.

(5)	Mr. Kornberg’s All Other Compensation in 2017 consists of $616,595 in severance. In 2016, it consists of $137,500 in severance and $12,000 in medical reimbursement.

(6)	Dr. Schwartz became a director on March 23, 2016 and served as Executive Chairman from October 11, 2016 to December 1, 2016. On December 1, 2016 he was appointed Chief Executive Officer. In 2017, Dr. Schwartz received options to purchase 2,381 shares of common stock as fees for serving on the Board of Directors. He also received options to purchase 166,000 shares of common stock at $1.47 vesting at 20,750 shares per quarter throughout 2018 and 2019. Additionally, Dr. Schwartz received options to purchase 239,230 shares of common stock at $1.47 per share all vesting in 2017 in lieu of cash compensation for all 2017 and part of 2016. Dr. Schwartz did not receive a salary, bonus or other payment during 2016. Dr. Schwartz received options to purchase 4,920 shares of common stock as fees for serving on the Board of Directors. Dr. Schwartz also received options to purchase 7,143 shares of common stock in 2016 as fees for serving on the Medical Advisory Committee. Certain of those options, 8,929 shares, did not vest until January 2017.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2017

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2017:

	Grant Date	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Option Exercise Price	Option Expiration Date
Carl Schwartz	3/31/2016	588		$4.25	3/31/2026
	6/30/2016	1,334		$3.75	6/30/2026
	9/30/2016	1,212		$4.13	9/30/2026
	12/31/2016	8,929		$2.80	12/31/2026
	3/31/2017	2,381		$2.10	3/31/2027
	6/22/2017	376,886		$1.47	6/22/2027
	11/10/2017	28,344		$1.47	11/10/2027

David O. Johnson	8/13/2012	534		$150.00	8/13/2022
	3/18/2013	507		$148.25	3/18/2023
	3/6/2014	167		$431.25	3/6/2024
	9/16/2016	3,574		$4.20	9/16/2026
	6/22/2017	320,422		$1.47	6/22/2027

Bob Myers	8/13/2012	534		$150.00	8/13/2022
	3/18/2013	422		$148.25	3/18/2023
	3/6/2014	140		$431.25	3/6/2024
	9/16/2016	3,574		$4.20	9/16/2026
	6/22/2017	304,110		$1.47	6/22/2027

Executive Compensation Components for Fiscal 2017

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

Employment Contracts

Employment Agreement with Chief Executive Officer.

On November 10, 2017, the Company entered into an employment agreement with Carl Schwartz, who has served as Chief Executive officer since December 1, 2016. Under the agreement the employment of Dr. Schwartz with the Company is at will.

The annualized base salary for Dr. Schwartz in 2017 is $250,000, increasing to $275,000 in 2018. Such base salary may be adjusted by the Company but may not be reduced except in connection with a reduction imposed on substantially all employees as part of a general reduction.

Dr. Schwartz may receive stock options in lieu of his base salary. At least ten (10) days before the beginning of each six-month period ending June 30 or December 31 (a “Compensation Period”) during which Dr. Schwartz is employed under this agreement he may elect to receive non-qualified stock options under the 2012 Stock Incentive Plan or other applicable equity plan of the Company in effect at the time in payment of all or a portion of his base salary for such Compensation Period in lieu of cash. Stock options (i) will be granted on the first business day of such Compensation Period, (ii) will have an exercise price per share equal to the closing sale price of the Company’s common stock on the date of grant, (iii) will have an aggregate exercise price equal to the dollar amount of base salary to be received in options, (iv) will have a term of ten years, and (v) will vest pro rata on a monthly basis over the period of time during which the base salary would have been earned.

For each fiscal year during the term of the agreement, beginning in 2017, Dr. Schwartz shall be eligible to receive an annual incentive bonus determined annually at the discretion of the Compensation Committee of the Board. For 2017, the Compensation Committee will award a bonus based on performance of Dr. Schwartz and the Company, including the completion of acquisitions and other factors deemed appropriate by the Compensation Committee. For 2018 and subsequent years, the bonus will be subject to the attainment of certain objectives, which shall be established in writing by Dr. Schwartz and the Board prior to each bonus period. The maximum bonus that may be earned by Dr. Schwartz for any year will not be less than 150% of Dr. Schwartz’s then-current base salary.

If the Company terminates the Dr. Schwartz’s employment without cause or if the he terminates his employment for “good reason,” he shall be entitled to receive from Company severance pay in an amount equal to six months of base salary, in either case less applicable taxes and withholdings. In that event, he will receive a bonus payment on a pro-rata basis through the date of termination and any accrued, unused vacation pay. The severance pay, bonus payment, and other consideration are conditioned upon Dr. Schwartz’s execution of a full and final release of liability. “Cause” is defined to mean the executive engages in willful misconduct or fails to follow the reasonable and lawful instructions of the Board, if such conduct is not cured within 30 days after notice; Dr. Schwartz embezzles or misappropriates assets of Company or any of its subsidiaries; Dr. Schwartz’s violation of his obligations in the agreement, if such conduct is not cured within 30 days after notice; breach of any agreement between the Dr. Schwartz and the Company or to which Company and the Dr. Schwartz are parties, or a breach of his fiduciary responsibility to the Company; commission by of fraud or other willful conduct that adversely affects the business or reputation of Company; or, Company has a reasonable belief the executive engaged in some form of harassment or other improper conduct prohibited by Company policy or the law. “Good reason” is defined as (i) a material diminution in Employee’s position, duties, base salary, and responsibilities; or (ii) Company’s notice to Employee that his or her position will be relocated to an office which is greater than 100 miles from Employee’s prior office location. In all cases of Good Reason, Employee must have given notice to Company that an alleged Good Reason event has occurred and the circumstances must remain uncorrected by Company after the expiration of 30 days after receipt by Company of such notice.

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

Potential Payments Upon Termination or Change of Control

Most of our stock option agreements provide for an acceleration of vesting in the event of a change in control as defined in the agreements and in the 2012 Stock Incentive Plan.  Additionally, the restricted stock agreements that were awarded to management and directors in 2013 also provide for an acceleration of vesting in the event there is a change in control as defined in the 2012 Plan. Also, see “Employment Contracts” above for a description of certain severance compensation arrangements.

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

Director Compensation Table for Fiscal 2017

The following table summarizes the compensation paid to each non-employee director in the fiscal year ended December 31, 2017:

	Fees Paid or Earned in Cash	Stock Awards	Option Awards		Total
Thomas McGoldrick	$-	$-	$252,525	(1)	$252,525
Andrew Reding	$-	$-	$219,643	(2)	$219,643
Richard Gabriel	$-	$-	$157,240	(3)	$157,240
Tim Krochuk	$-	$-	$171,769	(4)	$171,769
J. Melville Engle	$-	$-	$164,393	(5)	$164,393
Carl Schwartz	$-	$-	$3,688	(5)	$3,688

(1)	Mr. McGoldrick was awarded options to purchase 243,706 shares of common stock both for serving on the Board and for participating on the Audit, Compensation and Corporate Governance Committees.
(2)	Mr. Reding was awarded options to purchase 207,197 shares of common stock both for serving on the Board and for participating on the Audit and Corporate Governance Committees.
(3)	Mr. Gabriel was awarded options to purchase 149,373 shares of common stock for serving on the Board.
(4)	Mr. Krochuk was awarded options to purchase 168,876 shares of common stock for serving on the Board.
(5)	Mr. Engle was awarded options to purchase 158,975 shares of common stock for serving on the Board.
(6)	Dr. Schwartz became an employee in November 2017 pursuant to an employment agreement. Prior to that time, he was awarded options to purchase 2,381 shares of common stock for serving on the Board.

Equity Compensation Plan Information

The following table presents the equity compensation plan information as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding restricted stock, warrants and options (a)	Weighted- average exercise price of outstanding options, warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (C)
Equity compensation plans approved by security holders (1)	2,612,070	$2.00	2,292,382
Equity compensation plans not approved by security holders	-	$-	-

(1)	Consists of outstanding options under the 2008 Equity Incentive Plan and the 2012 Stock Incentive Plan. The remaining share authorization under the 2008 Equity Incentive Plan was rolled over to the current 2012 Stock Incentive Plan. On December 28, 2017 the Company’s shareholders approved an amendment to the Company’s Amended and Restated 2012 Stock Incentive Plan to increase the reserve of shares of Common Stock authorized for issuance thereunder to 5,000,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of December 31, 2017 certain information regarding beneficial ownership of our common stock by:

•	Each person known to us to beneficially own 5% or more of our common stock;

•	Each executive officer who in this Annual Report Form 10-K are collectively referred to as the “Named Executive Officers;”

•	Each of our directors; and

•	All of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each stockholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the stockholder’s name. We have based our calculation of the percentage of beneficial ownership on 6,943,283 shares of the Company’s common stock outstanding on December 31, 2017. Unless otherwise noted below, the address for each person or entity listed in the table is c/o Skyline Medical Inc., 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121.

	Amount and Nature of	Percent
	Beneficial	of
Name of Beneficial Owner	Ownership	Class

Officers and Directors

Carl Schwartz (2)	341,995	4.74%

David Johnson (3)	180,828	2.54%

Bob Myers (4)	164,289	2.31%

Thomas J. McGoldrick (5)	260,833	3.62%

Andrew Reding (6)	220,569	3.08%

Timothy Krochuk (9)	170,662	2.40%

J. Melville Engle (10)	160,761	2.26%

Richard L. Gabriel (7)	151,159	2.13%

Joshua Kornberg (8)	10,828	0.16%

All directors and executive officers as a group (8 persons)	1,651,096	19.36%

1.	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

2.	Includes (i) 64,729 shares owned directly, (ii) 2,255 shares issuable upon exercise of warrants held by Dr. Schwartz that are exercisable within 60 days of December 31, 2017, and (iii) 275,011 shares issuable upon exercise of options held by Dr. Schwartz that are exercisable within 60 days of December 31, 2017.

3.	Includes options to purchase 179,952 shares that are exercisable within 60 days of December 31, 2017.

4.	Includes options to purchase 163,528 shares that are exercisable within 60 days of December 31, 2017.

5.	Includes options to purchase 260,769 shares that are exercisable within 60 days of December 31, 2017.

6.	Includes options to purchase 220,516 shares that are exercisable within 60 days of December 31, 2017.

7.	Includes options to purchase 151,159 shares that are exercisable within 60 days of December 31, 2017.

8.	Mr. Kornberg is a former executive officer and director of the Company. The beneficial ownership indicated includes the shares beneficially owned by Mr. Kornberg to the best knowledge of the Company. Includes (i) 10,535 shares owned directly, (ii) 41 shares issuable upon exercise of warrants held by Mr. Kornberg that are exercisable within 60 days of December 31, 2017, and (iii) 252 shares issuable upon exercise of warrants held by SOK Partners, of which Mr. Kornberg is believed to be a managing partner, and are exercisable within 60 days of December 31, 2017.

9.	Includes options to purchase 170,662 shares that are exercisable within 60 days of December 31, 2017.

10.	Includes options to purchase 160,761 shares that are exercisable within 60 days of December 31, 2017.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In connection with the audit of the fiscal 2017 financial statements, the Company entered into an engagement agreement with Olsen Thielen & Co., Ltd., which sets forth the terms by which Olsen Thielen & Co., Ltd. will perform audit services for the Company.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2017 and December 31, 2016, by Olsen Thielen & Co., Ltd., the Company’s principal accountant. All fees described below were approved by the Audit Committee. None of the hours expended on the audit of the 2017 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Olsen Thielen & Co., Ltd.

	2017	2016
Audit Fees (1)	$100,610	$122,559
Audit-Related Fees (2)	-	-
Tax Fees (3)	5,705	6,772
All Other Fees (4)	-	-
	$106,315	$129,331

(1)	Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements. Also, includes fees for services rendered in connection with the filing of registration statements and other documents with the SEC, the issuance of accountant consents and comfort letters.

(2)	There were no audit-related fees in 2017 and 2016.

(3)	Tax Fees consist of fees billed in the indicated year for professional services performed by Olsen Thielen & Co., Ltd. with respect to tax compliance.

(4)	All Other Fees consist of fees billed in the indicated year for other permissible work performed by Olsen Thielen & Co., Ltd. that is not included within the above category descriptions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

•	Report of Independent Registered Public Accounting Firm dated April 2, 2018;

•	Balance Sheets as of December 31, 2017 and December 31, 2016;

•	Statements of Comprehensive Income for the Years Ended December 31, 2017 and December 31, 2016;

•	Statements of Stockholders’ Equity (Deficit) from December 31, 2015 to December 31, 2017;

•	Statements of Cash Flows for the Years Ended December 31, 2017 and December 31, 2016; and

•	Notes to Financial Statements.

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

Dated:  April 2, 2018

Skyline Medical Inc.

By	/s/ Carl Schwartz
Carl Schwartz Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Carl Schwartz	Chief Executive Officer and Director	April 2, 2018
Carl Schwartz	(principal executive officer)
/s/ Bob Myers	Chief Financial Officer	April 2, 2018
Bob Myers	(principal financial and accounting officer)

/s/ Andrew P. Reding	Director	April 2, 2018
Andrew P. Reding

/s/ Thomas J. McGoldrick	Director	April 2, 2018
Thomas J. McGoldrick

/s/ Richard L. Gabriel	Director	April 2, 2018
Richard L. Gabriel

/s/ Timothy A. Krochuk	Director	April 2, 2018
Timothy A. Krochuk

/s/ J. Melville Engle	Director	April 2, 2018
J. Melville Engle

EXHIBIT INDEX

PRECISION THERAPEUTICS INC.

FORM 10-K

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated December 16, 2013, between Skyline Medical Inc., a Minnesota corporation, and the registrant (1) Exhibit 2.1

2.2	Agreement and Plan of Merger dated August 9, 2017 (38) Exhibit 2.2

3.1	Certificate of Incorporation (1) Exhibit 3.1

3.2	Certificate of Amendment to Certificate of Incorporation to effect reverse stock split and reduction in authorized share capital filed with the Delaware Secretary of State on October 20, 2014 (19) Exhibit 3.2

3.3	Certificate of Amendment to Certificate of Incorporation regarding increase in share capital, filed with the Delaware Secretary of State on July 24, 2015 (20) Exhibit 3.3

3.4	Certificate of Amendment to Certificate of Incorporation to increase authorized share capital, filed with the Delaware Secretary of State on September 16, 2016 (27) Exhibit 3.4

3.5	Certificate of Amendment to Certificate of Incorporation to effect reverse stock split and reduction in authorized share capital, fled with the Delaware Secretary of State on October 26, 2016 (28) Exhibit 3.5

3.6	Certificate of Amendment to Certificate of Incorporation regarding increase in share capital, filed with the Delaware Secretary of State on January 26, 2017 (29) Exhibit 3.6

3.7	Certificate of Amendment to Certificate of Incorporation to effect reverse stock split, filed with the Delaware Secretary of State on January 2, 2018 (41) Exhibit 3.7

3.8	Certificate of Amendment to Certificate of Incorporation to effect name change, filed with the Delaware Secretary of State on February 1, 2018 (21) Exhibit 3.8

3.9	Amended and Restated Bylaws (21) Exhibit 3.9

3.10	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (22) Exhibit 3.10

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (40) Exhibit 3.11

4.1	Form of Warrant (2) Exhibit 4.1

4.2	Form of Warrant (7) Exhibit 4.2

4.3	Form of Warrant (11) Exhibit 4.3

4.4	Form of Warrant (15) Exhibit 4.4

4.5	Form of Warrant (16) Exhibit 4.5

4.6	Amended and Restated 2012 Stock Incentive Plan (3)** Exhibit 4.6

4.7	Form of Senior Convertible Note (23) Exhibit 4.7

4.8	Form of Warrant issued to investors of Convertible Notes (23) Exhibit 4.8

4.9	Form of Registration Rights Agreement (23) Exhibit 4.9

4.10	Form Waiver and Consent of, and Notice to, Holder of Preferred Stock of the registrant (23) Exhibit 4.10

4.11	Form of Series A Warrant Agency Agreement by and between Skyline Medical Inc. and Corporate Stock Transfer, Inc. and Form of Warrant Certificate (24) Exhibit 4.11

4.12	Form of Series A Warrant Certificate (included as part of Exhibit 4.11) (24) Exhibit 4.12

4.13	Form of unit Purchase Option issued in connection with offering of Units (25) Exhibit 4.13

4.14	Form of Exchange Agreement with holders of Series A Preferred Stock (26) Exhibit 4.14

4.15	Form of Amendment to Senior Convertible Notes and Agreement by and between Skyline Medical Inc. and Senior Convertible Notes (26) Exhibit 4.15

4.16	Form of specimen certificate evidencing shares of Series B Convertible Preferred Stock (25) Exhibit 4.16

4.17	Form of Unit Agreement (including form of Unit Certificate) (24) Exhibit 4.17

4.18	Form of New Warrant Agency Agreement by and between Skyline Medical Inc. and Form of Warrant Certificate for Series B Warrant (30) Exhibit 4.18

4.19	Form of Series B Warrant Certificate (included as part of Exhibit 4.18) Exhibit 4.19

4.20	Form of Series C Warrant (33) Exhibit 4.20

4.21	Form of Unit Purchase Option (33) Exhibit 4.21

4.22	Form of Series D Warrant Agency Agreement by and between Skyline Medical Inc. and Corporate Stock Transfer, Inc. and Form of Series D Warrant Certificate (34) Exhibit 4.22

4.23	Form of Series D Warrant Certificate (included as part of Exhibit 4.22) Exhibit 4.23

4.24	Form of Amendment to Warrant (21) Exhibit 4.24

4.25	Investor Warrant (40) Exhibit 4.25

4.26	Series E Warrant Agency Agreement by and between Skyline Medical Inc. and Corporate Stock Transfer, Inc. dated January 9, 2018 (42) Exhibit 4.26

4.27	Form of Series E Warrant Certificate (42) Exhibit 4.27

10.1	Form of Securities Purchase Agreement, dated as of February 4, 2014, by and among the Company and certain Purchasers (2) Exhibit 10.1

10.2	Settlement Agreement and Mutual General Release dated September 18, 2013, entered into by and among Kevin Davidson, Skyline Medical Inc., Atlantic Partners Alliance, LLC, SOK Partners, LLC, Joshua Kornberg and Dr. Samuel Herschkowitz (4) Exhibit 10.2

10.3	Amended and Restated Executive Employment Agreement with Joshua Kornberg, signed on June 17, 2013 and effective March 14, 2013 (6)** Exhibit 10.3

10.4	BioDrain Medical, Inc., 2012 Stock Incentive Plan Restricted Stock Award Agreement with Joshua Kornberg, signed on June 17, 2013 and effective March 14, 2013 (6)** Exhibit 10.4

10.5	Form of Convertible Promissory Note (7) Exhibit 10.5

10.6	Promissory Note in the Principal amount of $100,000 in favor of Brookline Group, LLC, dated as of March 8, 2013 (9) Exhibit 10.6

10.7	Form of Securities Purchase Agreement (11) Exhibit 10.7

10.8	Office Lease Agreement between the registrant and Roseville Properties Management Company, as agent for Lexington Business Park, LLC (12) Exhibit 10.8

10.9	Form of Non-Qualified Stock Option Agreement under the 2012 Stock Incentive Plan (13)** Exhibit 10.9

10.10	Employment Agreement with Josh Kornberg dated July 24, 2012 (13)** Exhibit 10.10

10.11	Non-Qualified Stock Option Agreement with Josh Kornberg dated August 13, 2012 (13)** Exhibit 10.11

10.12	Employment Agreement with Robert Myers dated August 11, 2012 (13)** Exhibit 10.12

10.13	Employment Agreement with David Johnson dated August 11, 2012 (13)** Exhibit 10.13

10.14	Settlement Agreement and Mutual General Release with Kevin Davidson effective October 11, 2012 (13)** Exhibit 10.14

10.15	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14) Exhibit 10.15

10.16	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14) Exhibit 10.16

10.17	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14) Exhibit 10.17

10.18	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14) Exhibit 10.18

10.19	Amended Lease with Roseville Properties Management Company, Inc. dated January 29, 2013 (14) Exhibit 10.19

10.20	Form of Convertible Promissory Note (15) Exhibit 10.20

10.21	Forbearance and Settlement Agreement among the registrant, Dr. Samuel Herschkowitz and SOK Partners, LLC dated August 15, 2012 (13) Exhibit 10.21

10.22	Form of Securities Purchase Agreement (16) Exhibit 10.22

10.23	Convertible Note Purchase Agreement between the Company and SOK Partners, LLC dated March 28, 2012, including the form of Convertible Promissory Grid Note (18) Exhibit 10.23

10.24	Amended and Restated Note Purchase Agreement between the Company and Dr. Samuel Herschkowitz dated as of December 20, 2011, including the form of Convertible Promissory Note (issued in the amount of $240,000) (18) Exhibit 10.24

10.25	Letter Agreement, dated August 22, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and Skyline Medical Inc. (5) Exhibit 10.25

10.26	Letter Agreement, dated April 25, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and BioDrain Medical, Inc. (8) Exhibit 10.26

10.27	Letter Agreement, dated March 14, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and BioDrain Medical, Inc. (10) Exhibit 10.27

10.28	Form of Securities Purchase Agreement with investors in Convertible Notes (23) Exhibit 10.28

10.29	Separation Agreement and Release between Skyline Medical Inc. and Joshua Kornberg, dated June 13, 2016 (31) Exhibit 10.29

10.30	Amended and Restated 2012 Stock Incentive Plan (32) Exhibit 10.30

10.31	Form of Common Stock Purchase Agreement (33) Exhibit 10.31

10.32	Form of Stock Option Agreement effective as of July 1, 2016 (36) Exhibit 10.32

10.33	Form of Stock Option Agreement for Executive Officers (39) Exhibit 10.33

10.34	Form of Stock Option Agreement for Directors (39) Exhibit 10.34

10.35	Securities Purchase Agreement dated November 28, 2017 (40) Exhibit 10.35

10.36	Registration Rights Agreement dated November 28, 2017 (40) Exhibit 10.36

10.37	Share Exchange Agreement between Skyline Medical Inc. and Helomics Holding Corporation, dated January 11, 2018, including the form of Certificate of Designation of Helomics Series A Preferred Stock and the form of Escrow Agreement (43) Exhibit 10.37

14.1	Code of Ethics (17) Exhibit 14.1

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of principal executive officer required by Rule 13a-14(a)

31.2*	Certification of principal financial officer required by Rule 13a-14(a)

32.1*	Section 1350 Certification

99.1	Binding Letter of Intent with CytoBioscience, Inc. dated July 21, 2017 (37) Exhibit 99.1

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

(1)	Filed on December 19, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on February 5, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on August 27, 2013 as an exhibit to our Proxy Statement on Schedule 14A and incorporated herein by reference.

(4)	Filed on November 14, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on August 28, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on June 18, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on June 12, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(8)	Filed on May 1, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(9)	Filed on March 14, 2013 as an exhibit to our Current report on Form 8-K and incorporated herein by reference.

(10)	Filed on March 12, 2013 as an exhibit to our Current Report on Form 8-K (by incorporation by reference from the Schedule 13D/A filed by Dr. Herschkowitz and other parties on March 8, 2013) and incorporated herein by reference.

(11)	Filed on February 26, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(12)	Filed on November 12, 2008 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(13)	Filed on November 5, 2012 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(14)	Filed on February 8, 2013 as an exhibit to our Registration Statement on Form S-1 (except for Exhibit 10.19, by incorporation by reference from the Schedule 13D/A filed by Dr. Herschkowitz and other parties on November 8, 2012) and incorporated herein by reference.

(15)	Filed on January 15, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(16)	Filed on June 21, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(17)	Filed on April 16, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

(18)	Filed on April 3, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(19)	Filed on October 24, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(20)	Filed on June 30, 2015 as an appendix to our Information Statement on Schedule 14C and incorporated herein by reference.

(21)	Filed on February 6, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(22)	Filed on August 20, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.

(23)	Filed on July 24, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(24)	Filed on August 20, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.

(25)	Filed on August 10, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.

(26)	Filed on July 24, 2015 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(27)	Filed on September 16, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(28)	Filed on October 27, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(29)	Filed on January 27, 2017 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(30)	Filed on March 25, 2016 as an exhibit to our Registration Statement on Form S-4 (File No. 333-210398) and incorporated herein by reference.

(31)	Filed on June 17, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(32)	Filed on December 4, 2017 as an exhibit to our Proxy Statement on Schedule 14A and incorporated herein by reference.

(33)	Filed on November 30, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(34)	Filed on January 10, 2017 as an exhibit to our Registration Statement on Form S-1 (File No. 333-215005) and incorporated herein by reference.

(35)	[Reserved]

(36)	Filed on March 15, 2017 as an exhibit to our Registration Statement on Form S-8 and incorporated herein by reference.

(37)	Filed on August 2, 2017 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(38)	Filed on August 11, 2017 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(39)	Filed on August 14, 2017 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(40)	Filed on November 29, 2017 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(41)	Filed on January 2, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(42)	Filed on January 10, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(43)	Filed on January 16, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

The audited financial statements for the periods ended December 31, 2017 and December 31, 2016 are included on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of

Precision Therapeutics Inc., f/k/a Skyline Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Precision Therapeutics Inc. f/k/a/ Skyline Medical Inc. (the Company) as of December 31, 2017 and 2016 and the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2017, and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period end December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception, has an accumulated deficit and has not yet received significant revenue from sales of products or services. These factors raise substantial doubt about its (the Company’s) ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Olsen Thielen & Co., Ltd.

Roseville, Minnesota

April 2, 2018

We have served as the Company’s auditor since 2002.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PRECISION THERAPEUTICS INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash & cash equivalents	$766,189	$1,764,090
Certificates of deposit	244,971	100,000
Marketable securities	-	284,329
Accounts Receivable	137,499	38,919
Notes Receivable	667,512	-
Inventories	265,045	272,208
Prepaid Expense and other assets	289,966	148,637
Total Current Assets	2,371,182	2,608,183

Notes Receivable	1,070,000	-
Fixed Assets, net	87,716	101,496
Intangibles, net	95,356	97,867

Total Assets	$3,624,254	$2,807,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$140,462	$220,112
Accrued Expenses	785,215	1,346,105
Deferred Revenue	6,663	7,998
Total Current Liabilities	932,340	1,574,215

Accrued Expenses	-	309,649
Total Liabilities	932,340	1,883,864
Commitments and Contingencies	-	-
Stockholders’ Equity:
Series B Convertible Preferred Stock, $.01 par value, 20,000,000 authorized, 79,246 and 79,246 outstanding	792	792
Series C Convertible Preferred Stock, $.01 par value, 20,000,000 authorized, 647,819 and 0 outstanding	6,479	-
Common Stock, $.01 par value, 50,000,000 authorized, 6,943,283 and 4,564,428 outstanding	69,432	45,644
Additional paid-in capital	57,380,256	47,894,196
Accumulated deficit	(54,765,045)	(47,018,451)
Accumulated Other Comprehensive Income	-	1,501
Total Stockholders' Equity	2,691,914	923,682

Total Liabilities and Stockholders' Equity	$3,624,254	$2,807,546

See Notes to Financial Statements

PRECISION THERAPEUTICS INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016
Revenue	$654,836	$456,495

Cost of goods sold	148,045	181,620

Gross margin	506,791	274,875

General and administrative expense	6,041,485	5,174,799

Operations expense	1,207,724	1,158,117

Sales and marketing expense	1,004,175	467,970

Interest expense	-	3

Total Expense	8,253,384	6,800,889

Net loss available to common shareholders	(7,746,593)	(6,526,014)

Other comprehensive income
Unrealized gain (loss) from marketable securities	-	1,501

Comprehensive loss	$(7,746,593)	$(6,524,513)

Loss per common share - basic and diluted	$(1.22)	$(2.31)

Weighted average shares used in computation - basic and diluted	6,362,989	2,823,345

See Notes to Financial Statements

PRECISION THERAPEUTICS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED

DECEMBER 31, 2017 and 2016

		Common Stock
	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Other Comprehensive Income	Total
Balance at 12/31/2015	$18,950	208,259	$2,080	$44,584,118	$(40,492,437)	$-	$4,112,711
Shares issued for two options exercised at $65.75 per share		1,312	13	86,240			86,253
Shares issued for preferred stock conversion into common stock per the break-up of the Unit from the 2015 public offering	(18,158)	66,396	664	17,494			-
Shares issued for cashless Series A warrant exercises per the break-up of the Unit from the 2015 public offering		2,318,663	23,187	556,479			579,666
Shares issued for cashless Series B warrant exercises per the tender offer exchange		628,237	6,282	150,777			157,059
Shares issued at $3.75 per share, to an investment banker per contractual agreement		135,995	1,360	508,620			509,980
Shares issued at $4.50 per share to former CEO per severance agreement		20,000	200	90,151			90,351
Vesting Expense				165,271			165,271
Unrealized gain from marketable securities						1,501	1,501
Shares issued at $4.50 per share, to investor relations consultant		26,000	260	116,740			117,000
Shares issued for escrow with GLG Pharma pursuant to the partnership and reseller agreement		400,000	4,000				4,000
Shares issued pursuant to the Registered Direct Offering, net		756,999	7,570	1,618,335			1,625,905
Corrections due to rounding for reverse split and DTCC increase		2,567	28	(29)			(1)
Net loss			-	-	(6,526,014)		(6,526,014)
Balance @ 12/31/2016	$792	4,564,428	$45,644	$47,894,196	$(47,018,451)	$1,501	$923,682
Shares issued pursuant to the public offering, net		1,750,000	17,500	3,403,688			3,421,188
Shares issued pursuant to the over-allotment agreement in the public offering		175,000	1,750	392,000			393,750
Vesting Expense				4,042,256			4,042,256
Reverse shares issued for escrow with GLG Pharma pursuant to the termination agreement		(400,000)	(4,000)				(4,000)
Shares issued pursuant to consulting agreement		100,000	1,000	219,000			220,000
Unrealized (loss) from marketable securities					(1)	(1,501)	(1,501)
Shares issued pursuant to consulting agreement		43,333	433	63,699			64,132
Shares issued at $1.58 per share to an investor relations consultant		50,000	500	78,500			79,000
Shares issued pursuant to a private placement	12,138			1,201,681			1,213,819
Preferred conversion to common shares pursuant to a private placement agreement	(5,659)	660,522	6,604	85,236			86,182
Net loss					(7,746,593)		(7,746,593)
Balance @ 12/31/2017	$7,271	6,943,283	$69,432	$57,380,256	$(54,765,045)	$-	$2,691,914

See Notes to Financial Statements

PRECISION THERAPEUTICS INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Cash flow from operating activities:
Net loss	$(7,746,593)	$(6,526,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,562	82,356
Vested stock options and warrants	4,042,256	165,271
Equity instruments issued for management and consulting	359,133	721,330
Issuance of common stock in cashless warrant exchange	-	736,725
(Gain) loss on Sales of Equipment	-	(2,387)
Gain from sale of marketable securities	(1,837)	(4,716)
Changes in assets and liabilities:
Accounts receivable	(98,580)	(636)
Inventories	7,163	(40,468)
Prepaid expense and other assets	(141,329)	122,943
Accounts payable	(79,650)	(430,301)
Accrued expenses	(870,540)	791,459
Deferred Revenue	(1,335)	2,998
Net cash used in operating activities:	(4,459,750)	(4,381,440)
Cash flow from investing activities:
Purchase of marketable securities	-	(850,000)
Proceeds from sale of marketable securities	284,665	571,887
Purchase of certificates of deposit	(3,084,971)	(1,100,000)
Redemption of certificates of deposit	2,940,000	1,000,000
Advances on notes receivable	(1,737,512)	-
Purchase of fixed assets	(45,093)	(32,760)
Purchase of intangibles	(10,179)	(11,987)
Net cash used in investing activities	(1,653,090)	(422,860)

Cash flow from financing activities:
Net proceeds from issuance of preferred stock	1,300,001	-
Net proceeds from issuance of common stock	3,814,938	1,712,158
Net cash provided by financing activities	5,114,939	1,712,158

Net increase (decrease) in cash	(997,901)	(3,092,142)
Cash at beginning of period	1,764,090	4,856,232
Cash at end of period	$766,189	$1,764,090

See Notes to Financial Statements

SKYLINE MEDICAL INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

The Company was originally incorporated on April 23, 2002 in Minnesota as BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. Pursuant to an Agreement and Plan of Merger effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware Corporation as the surviving corporation of the merger. On August 31, 2015, the Company completed a successful offering and concurrent uplisting to The NASDAQ Capital Market. On February 1, 2018, we filed with the Secretary of State of Delaware a Certificate of Amendment to our Certificate of Incorporation to change our corporate name from Skyline Medical Inc. to Precision Therapeutics Inc., effective February 1, 2018. Because of this change, our common stock trades under the new ticker symbol “AIPT,” effective February 2, 2018. Skyline Medical (“Skyline”) remains as an incorporated division of Precision Therapeutics Inc.

As of December 31, 2017, the registrant had 6,943,283 shares of common stock, par value $.01 per share, outstanding, adjusted for a 1-for-25 reverse stock split effective October 27, 2016. In this Report, all numbers of shares and per share amounts, as appropriate, have been stated to reflect the reverse stock split. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of our proprietary cleaning fluid and filters to users of our systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY System products.

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

Since inception to December 31, 2017, the Company raised approximately $29,065,934 in equity, inclusive of $2,055,000 from a private placement of Series A Convertible Preferred Stock, $13,555,003 from the public offering of Units, $1,739,770 from a registered direct offering, $3,937,500 plus an overallotment of $358,312 from a firm commitment underwritten public offering, $1,300,000 from a private placement of Series C Convertible Preferred Stock, and $5,685,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers and created a new topic in the FASB Accounting Standards Codification ("ASC"), Topic 606, and has since amended the standard with ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.” ASU 2017-13. These new standards provide a single comprehensive revenue recognition framework for all entities and supersedes nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and also requires enhanced disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The FASB allows two adoption methods under ASC 606. We adopted the standard on January 1, 2018 using the “modified retrospective method.” Under that method, we will apply the rules to all contracts existing as of January 1, 2018, recognizing in the beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosure comparing results to previous accounting standards. While we continue to assess all potential impacts of the standard, it is currently anticipated that the standard will not have a material impact on our financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring that inventory be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective within annual periods beginning on or after December 15, 2016, including interim periods within that reporting period. We implemented in the first quarter of 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting” (“ASU2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Early adoption is permitted. We implemented in the first quarter of 2017.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Tax Reform Act) was signed into law making significant changes to the Internal Revenue Code. Changes include a reduction in the corporate tax rates, changes to operating loss carry-forwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduces the U.S. corporate income tax rates from 34% to 21%. As a result of the enacted law, the Company is required to revalue its deferred tax assets and liabilities at the new enacted rate.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $37,060 in 2017, and $71,212 in 2016.

Research and Development

Research and development costs are charged to operations as incurred.  Research and development costs were approximately $289,000 and $406,000 for 2017 and 2016, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin Revenue Recognition and ASC 606- Revenue Recognition.

We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists – we receive both a signed purchase order and contract of terms and conditions confirming the sale from the customer; delivery has occurred – the goods are shipped from our warehouse and delivered and accepted by the customer; the selling price is fixed or determinable – confirmed on the customer purchase order and then invoiced immediately upon shipment of the goods; and collectability is reasonably assured – our customers are long standing hospitals, ambulatory surgical centers and others that pass credit checks. The terms of our agreements with our customers are specified in written agreements. These written agreements, the purchase order and the matching invoice, constitute the persuasive evidence of the arrangements with our customers that are a precondition to the recognition of revenue.

We undertake an evaluation of the creditworthiness of both new and, on a periodic basis, existing customers. Based on these reviews we determine whether collection of our prospective revenue is probable.

We have adopted the provisions of Accounting Standards Update, or “ASU” 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification, or “ASC” 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Companies are permitted to adopt ASC 606 using a full retrospective or modified retrospective method. We adopted the standard on January 1, 2018 using a modified retrospective method.

While we continue to assess all potential impacts of the standard, it is currently anticipated that the standard will not have a material impact on our financial statements.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	December 31, 2017	December 31, 2016

Finished goods	$62,932	$38,201
Raw materials	141,028	165,812
Work-In-Process	61,085	68,195
Total	$265,045	$272,208

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		5
Manufacturing Tooling	3	-	7
Demo Equipment		3

The Company’s investment in Fixed Assets consists of the following:

	December 31, 2017	December 31, 2016
Computers and office equipment	$183,528	$164,318
Leasehold Improvements	25,635	25,635
Manufacturing Tooling	108,955	103,204
Demo Equipment	43,368	23,236
Total	361,486	316,393
Less: Accumulated Depreciation	273,770	214,897
Total Fixed Assets, Net	$87,716	$101,496

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Depreciation expense was $58,872 in 2017 and $73,249 in 2016.

Intangible Assets

Intangible assets consist of trademarks and patent costs. Amortization expense was $12,689 in 2017 and $9,107 in 2016. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified.

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

Tax years subsequent to 2014 remain open to examination by federal and state tax authorities.

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

The United States Patent Office has assigned application #14/763,459 to our previously filed PCT application.

As of November 22, 2017, the Company was informed that the European Patent Office has allowed all our claims for application #14743665.3-1651, and has sent a Notice of Intent to Grant. Skyline is now in the process of identifying the key European countries that we will validate the patent in.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company had a credit risk concentration as a result of depositing $563,000 of funds in excess of insurance limits in a single bank.

Product Warranty Costs

In 2017 and in 2016, the Company incurred approximately $6,209 and $34,665 in warranty costs.

Segments

The Company operates in two segments for the sale of its medical device and consumable products. Substantially all of the Company’s assets, revenues, and expenses for 2017 and 2016 were located at or derived from operations in the United States. There was $26,662 in revenues from sales outside of the United States during 2017.

Risks and Uncertainties

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the FDA and other governmental agencies.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS

The Company was formed April 23, 2002. Since inception through December 31, 2017, 6,943,283 shares of common stock have been issued between par value and $3,131.25. Operations since incorporation have primarily been devoted to raising capital, obtaining financing, development of the Company’s product, administrative services, customer acceptance and sales and marketing strategies.

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

2017 Firm Commitment Public Offering

On January 19, 2017 the Company closed a firm commitment public offering for 1,750,000 Units at $2.25 per Unit. The Units comprised one share of Common Stock and 0.2 Series D Warrants with each whole Series D Warrant purchasing one share of our Common Stock at an exercise price of $2.25 per share. We received gross proceeds of $3,937,500. Subsequently the underwriter exercised over-allotment for 175,000 shares of common stock and for Series D warrants to purchase 35,000 shares of common stock at $0.01 per warrant. The Company received net proceeds from the over-allotment of $358,312.

2017 Private Placement

On November 30, 2017, the Company closed a private placement of a newly created series of preferred stock designated as “Series C Convertible Preferred Stock” with a New York based Family Office. Pursuant to the Securities Purchase Agreement, the investor purchased 1,213,819 shares of Series C stock at a purchase price of $1.071 per Series C Share, together with a warrant to purchase up to 606,910 shares of common stock. The warrant has an exercise price of $1.26 per share, subject to adjustment, has a five and one-half year term and is exercisable commencing six months following the date of issuance. Total gross proceeds to Skyline were $1,300,000 before deducting expenses and will be used for general working capital. In connection with the Offering and pursuant to a registration rights agreement, the Company has agreed to file a “resale” registration statement covering all of the shares of common stock issuable upon conversion of the warrant. Pursuant to the Securities Purchase agreement, and as of this filing date, all the Preferred Series C shares were converted at a conversion rate of 1.167 to a maximum of 1,250,269 shares of common stock. The remaining 142,466 shares of Preferred Series C stock were cancelled with a redemption payment to the holder for $189,285.

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

On April 19, 2017, the Company terminated the Company’s Partnership and Exclusive Reseller Agreement with GLG Pharma, LLC and thereby received 400,000 shares of common stock, par value $0.01, from escrow.

For grants of stock options and warrants in 2017 the Company used a 1.92% to 2.40% risk free interest rate, 0% dividend rate, 59% to 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $0.6541 to $1.5489 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2015	31,350	$133.23	323,099	$128.40

Issued	157,982	3.14	1,487,881	0.71
Expired	(22,377)	122.13	-	-
Exercised	(1,312)	65.75	(939,879)	-

Outstanding at December 31, 2016	165,643	$11.22	871,101	$52.22

Issued	2,612,070	1.45	1,082,946	1.49
Expired	(12,730)	10.39	(2,790)	281.46
Exercised	-	-	-	-

Outstanding at December 31, 2017	2,764,983	$2.00	1,951,257	$23.74

At December 31, 2017, 1,728,264 stock options are fully vested and currently exercisable with a weighted average exercise price of $2.29 and a weighted average remaining term of 9.45 years. There are 1,253,311 warrants that are fully vested and exercisable. Stock-based compensation recognized in 2017 and 2016 was $1,892,159 and $165,271, respectively. The Company has $1,139,172 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 24 months.

The following summarizes the status of options and warrants outstanding at December 31, 2017:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options:
$1.01	124,358	10.00
$1.454	17,200	9.75
$1.47	2,456,226	9.48
$2.10	14,286	9.25
$2.25	293	8.65
$2.42	24,768	8.38
$2.80	57,145	9.01
$3.75	44,000	8.50
$4.125	3,636	8.75
$4.1975	7,147	8.72
$4.25	3,529	8.25
$5.125	3,902	8.69
$65.75	190	7.40
$73.50	1,157	8.01
$77.50	2,323	7.50
$80.25	187	7.75
$86.25	232	7.25
$131.25	81	4.69
$148.125	928	5.21
$150.00	1,760	4.63
$162.50	123	7.01
$206.25	121	6.75
$248.4375	121	5.54
$262.50	130	5.54
$281.25	529	5.04
$318.75	3	5.35
$346.875	72	6.25
$431.25	306	6.19
$506.25	188	6.00
$596.25	42	5.75
Total	2,764,983

Warrants:
$1.07	697,946	4.85
$2.25	385,000	4.06
$4.46	756,999	3.92
$93.75	2,255	0.19
$123.75	94,084	2.67
$150.00	4,114	0.20
$225.00	107	0.07
$243.75	2,529	1.59
$281.25	3,107	0.14
$309.375	2,850	1.61
$309.50	222	1.85
$337.50	178	0.46
$371.25	944	0.41
$506.25	59	1.12
$609.375	862	1.09
Total	1,951,257

Stock options and warrants expire on various dates from January 2018 to December 2027.

At a special meeting of stockholders held on September 15, 2016, the Company’s stockholders (i) approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 (before the reverse stock split described in the following sentence). (ii) approved an amendment to the Company’s certificate of incorporation to affect a reverse stock split of the outstanding shares of its common stock within certain limits. On September 16, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation to affect the increase in the authorized capital stock. On October 26, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation to affect a reverse stock split of the outstanding shares of its common stock at a ratio of one-for-twenty-five (1:25), and a proportionate decrease of the authorized common stock from 200,000,000 shares to 8,000,000 shares. The reverse stock split took effect at 5:00 p.m. New York time on October 27, 2016, and the Company’s common stock commenced trading on a post-split basis on October 28, 2016. The Company’s board of directors has determined that the Company may require additional authorized shares for anticipated equity financings, future equity offerings, strategic acquisition opportunities, and the continued issuance of equity awards under our stock incentive plan to recruit and retain key employees, and for other proper corporate purposes. As a result, the board of directors called another special meeting of the stockholders that took place on January 29, 2017. The vote, a proposal to increase the number of authorized shares of common stock from 8,000,000 shares to 24,000,000 shares of common stock under the Company’s certificate of incorporation passed. On December 28, 2017, the Company held its annual meeting. Pursuant to the meeting on January 2, 2018, the Certificate of Incorporation of the Company was amended to increase the number of authorized shares of common stock from 24,000,000 to 50,000,000 shares of common stock, $0.01 par value. Additionally, the stockholders approved an amendment to the Company’s 2012 Plan to (i) increase the reserve of shares of Common Stock authorized for issuance thereunder to 5,000,000, (ii) to increase certain threshold limits for grants, and (iii) to re-approve the performance goals thereunder. Pursuant to the annual meeting and the aforementioned approvals, and as explained in the Company’s definitive proxy statement filed with the SEC on December 4, 2017, amendments to the 2012 Plan were considered at the 2016 annual meeting but were not approved by the required vote. For options to purchase approximately 2.5 million shares granted after the 2016 annual meeting, the grantees agreed not to exercise the options prior to further stockholder approval of an increase in the reserve under the 2012 Plan. As a result of the stockholder approval of the amendments at the 2017 annual meeting, these restrictions on exercise were removed on December 28, 2017. Due to the removal of this restriction on exercise, the Company recognized a non-cash charge for compensation expense of approximately $1.9 million in the fourth quarter of 2017.

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of December 31, 2017 by year of grant:

Stock Options:

Year	Shares	Price
2011	173		281.25
2012	1,841	131.25	–	150.00
2013	1,553	148.13	–	596.25
2014	835	162.50	–	431.25
2015	4,088	65.75	–	86.25
2016	144,423	2.25	–	5.13
2017	2,612,070	1.01	–	2.10
Total	2,764,983	$1.01	–	596.25

Warrants:

Year	Shares	Price
2013	10,705	93.75	–	371.25
2014	6,455	243.75	–	609.38
2015	94,152	0.00	–	243.75
2016	756,999		4.46
2017	1,082,946	1.07	–	2.25
Total	1,951,257	$0.00	–	609.38

NOTE 4– NOTES RECEIVABLE

In July 2017, the Company began to advance funds to CytoBioscience for working capital for CytoBioscience’s business. All the notes receivable bear simple interest at 8% and are due in full on December 31, 2017. All the notes are covered by a security interest in all of CytoBioscience’s accounts receivable and related rights in connection with all of the advances. The principal amount of the secured promissory notes receivable from CytoBioscience totaled $1,070,000 as of December 31, 2017. In March 2018, the Company executed a new note replacing all previous CytoBioscience notes for $1,112,524, plus interest paid monthly at the per annum rate of eight percent (8%) on the principal amount. The secured note has a term of two years with the unpaid principal and unpaid accrued interest due and payable on February 28, 2020.

The Company advanced $600,000 for working capital for Helomics’ business. The notes receivable bear simple interest at 8% and is due in full on April 30, 2018. Additionally, in December 2017, the Company advanced $67,512.10 to De Lage Landen as fifty percent (50%) down payment for a lease to purchase certain equipment. The note is covered by a security interest in certain equipment of Helomics. In March 2018, the Company converted $500,000 of the note receivable into 833,333 shares of common stock for an additional 5% interest in Helomics Corporation. The Company now has an equity stake in Helomics totaling 25%. The Company is currently negotiating terms for payment on the remaining $167,512.10 plus interest.

NOTE 5 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Year Ended December 31,
	2017	2016
Numerator:
Net loss available in basic and diluted calculation	$(7,746,593)	$(6,526,014)
Other comprehensive income:
Unrealized gain (loss) from marketable securities	-	1,501
Comprehensive (loss)	(7,746,593)	(6,524,513)
Denominator:
Weighted average common shares outstanding-basic	6,362,989	2,823,345

Effect of dilutive stock options, warrants and preferred stock (1)	-	-

Weighted average common shares outstanding-basic	6,362,989	2,823,345

Loss per common share-basic and diluted	$(1.22)	$(2.31)

(1) The number of shares underlying options and warrants outstanding as of December 31, 2017 and December 31, 2016 are 4,716,240 and 1,036,744, respectively. The number of shares underlying the preferred stock as of December 31, 2017 is 79,246 for Series B Convertible and 647,819 for Series C Convertible. The effect of the shares that would be issued upon exercise of such options, warrants and preferred stock has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

NOTE 6– INCOME TAXES

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Tax Reform Act was enacted December 22, 2017. Effective January 1, 2018 the Tax Reform Act reduced corporate income tax rates from 34% to 21%. Other changes effect operating loss carry-forwards and carrybacks, as well as a repeal of the corporate alternative minimum tax. As a result of the Tax Reform Act, deferred tax assets and liabilities will be re-measured to account for the lower tax rates.

There was no income tax impact from the re-measurement due to the 100% valuation allowance on the Company’s deferred tax assets. There is no federal or state income tax provision in the accompanying statements of operations due to the cumulative operating losses incurred and 100% valuation allowance for the deferred tax assets.

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

At December 31, 2016, the Company had approximately $30.9 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2017, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $13.0 million of gross NOLs to reduce future state taxable income at December 31, 2016, which will expire in years 2022 through 2037 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2016, the federal and state valuation allowances were $10.7 million and $0.2 million, respectively.

At December 31, 2017, the Company had approximately $34.5 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2018, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $12.2 million of gross NOLs to reduce future state taxable income at December 31, 2017, which will expire in years 2022 through 2037 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2017, the federal and state valuation allowances were $7.4 million and $0.2 million, respectively. The reduction in net deferred tax assets and corresponding valuation allowance from the prior period is a result of re measuring the Company’s deferred tax assets and liabilities at the new lower enacted rate.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016

Deferred Tax Asset:
Net Operating Loss	$7,393,100	$10,755,000
Other	215,843	189,000
Total Deferred Tax Asset	7,608,943	10,944,000
Less Valuation Allowance	7,608,943	10,944,000
Net Deferred Income Taxes	$—	$—

NOTE 7– RENT OBLIGATION

Our corporate offices are located at 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121.   On November 22, 2017, the Company signed a second amendment to our lease last amended on January 28, 2013. The lease as amended has a three-year term effective February 1, 2018 ending January 31, 2021. We lease 5,773 square feet at this location, of which 2,945 square feet is used for office space and 2,828 is used for manufacturing. Our lease is effective through January 31, 2021. We expect that this space will be adequate for our current office and manufacturing needs. Rent expense was $66,122 and $66,239 for 2017 and 2016, respectively.

The Company’s rent obligation for the next four years are as follows:

2018	$39,000
2019	$40,000
2020	$42,000
2021	$3,000

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

NOTE 9 – RETIREMENT SAVINGS PLANS

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2016, and again in 2017, we matched 100%, of the employee’s contribution up to 4.0% of their earnings. The employer contribution was $29,952 and $33,143 in 2017 and 2016. There were no discretionary contributions to the plan in 2017 and 2016.

NOTE 10 – SUPPLEMENTAL CASH FLOW DATA

Cash payments for interest were $0 and $3 for the fiscal years ended December 31, 2017 and December 31, 2016, respectively.

NOTE 11 – SUBSEQUENT EVENTS

In January 2018, the Company completed a firm commitment underwritten public offering of 2,900,000 Units at an offering price of $0.95 per Unit, with each Unit consisting of one share of the Company’s Common Stock and 0.3 of a Series E Warrant, with each whole Series E Warrant purchasing one share of common stock at an exercise price of $1.00 per whole share. The shares of Common Stock and Series E Warrants were immediately separable and were issued separately. Gross proceeds were approximately $2,755,000, before deducting expenses. The Company granted the underwriter a 45-day option to purchase an additional (i) up to 290,000 additional shares of Common Stock at the public offering price per Unit less the price of the Series E Warrant included in the Units and less the underwriting discount and/or (ii) additional Series E Warrants to purchase up to 87,000 additional shares of common stock at a purchase price of $0.001 per Series E Warrant to cover over-allotments, if any. On February 21, 2018, the underwriter exercised on 215,247 shares of common stock, par value $0.01, at $0.9497 per share as described in the Underwriting Agreement. The Company received net proceeds of $188,066 after deductions of $16,354 representing the Underwriter’s discount of 8% of the purchase price of the shares.

On January 11, 2018, the Company entered into a share exchange agreement with Helomics Holding Corporation. Pursuant to the share exchange agreement Helomics issued 2,500,000 shares of its Series A Preferred Stock in exchange for 1,100,000 shares of Skyline’s common stock. Under the share exchange agreement, the Company has the right to convert $500,000 in secured notes into another 5% of Helomics’ outstanding shares, which would result in the Company owning 25% of Helomics outstanding stock. The secured notes are related to the Company’s previous loans of $500,000 to Helomics. The Skyline shares are being held in escrow by Corporate Stock Transfer, Inc. as escrow agent. While the Skyline shares are held in escrow, they will be voted as directed by the Company’s board of directors and management. The Skyline shares will be released to Helomics following a determination that Helomics’ revenues in any 12-month period have been equal or greater than $8,000,000. The Helomics Preferred Stock issued to the Company is convertible into an aggregate of 20% of the outstanding capital stock of Helomics. In addition, the terms of the Helomics Preferred Stock include certain protective provisions that require consent of the Company before Helomics may take certain actions, including issuing preferred stock senior to the Helomics Preferred Stock or entering into fundamental corporate transactions. The Company also has certain anti-dilution protections and the right to receive dividends.

On February 22, 2018, the Company completed a conversion of a portion of the principal amount of Notes owed by Helomics Holding Corporation and received an assignment of intellectual property. Immediately prior to the conversion, Helomics owed the Company $667,512.50. The Company converted $500,000 of the principal amount, including accrued interest thereon, into 833,333 shares of Common Stock of Helomics. Prior to the issuance of the Conversion Shares, the outstanding capital stock of Helomics consists of 2,500,000 shares of Series A Preferred Stock owned by Precision and 10,000,000 shares of Common Stock. After the issuance of the Conversion Shares and upon full conversion of its Series A Preferred Stock, Precision now owns 3,333,333 shares of Helomics Common Stock, which represents 25% of the 13,333,333 now-outstanding shares of Helomics Common Stock. In consideration of the conversion, Helomics assigned to Precision all Helomics’ right, title and interest in the name “Precision Therapeutics”, including any related trademarks, trade names, logos and domain names, as well as all related artwork and other creative content related thereto. There will be a balance of $167,512.50 in Principal Amount remaining outstanding to the Company, which will remain subject to repayment with interest, consistent with the original terms of the Note. The Security Agreement shall remain in full force and effect with respect to the remaining balance of the Principal Amount.

On February 27, 2018, the Company formed a wholly owned subsidiary, TumorGenesis Inc., to develop the next generation of patient derived (“PDx”) tumor models for precision cancer therapy and drug development. The Company formed TumorGenesis Inc., to develop a new rapid approach to growing tumors in the laboratory, which essentially “fools” the cancer cells into thinking they are still growing inside the patient. This approach will provide a much more relevant model of the patient tumor that may be used for testing of drugs for personalized therapy or for the development of new drugs. Testing of the TumorGenesis PDx tumors will take place in collaboration with Helomics, in which Precision Therapeutics has a 25% equity stake. The Company is currently in negotiations to license their technology to advance TumorGenesis’s strategic plan. The Company has already executed license agreements with 48Hour Discovery Inc. and SyntArray, Inc.

NOTE 12 – INVESTMENT SECURITIES AND OTHER COMPREHENSIVE INCOME (LOSS)

The cost and fair values of investment securities available-for-sale at December 31, 2016 were as follows:

	December 31, 2016
Note Description	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mutual Funds	$282,828	$1,501	$-	$284,329

Schedule II

Valuation and Qualifying Accounts

(None)

