Form 10-Q
period 2018-03-31
Precision Therapeutics Inc.
filed 2018-05-15
CIK 1446159

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to

Commission File Number:

Precision Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-1007393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2915 Commers Drive, Suite 900	Eagan, Minnesota 55121
(Address of principal executive offices)	(Zip Code)

651-389-4800

(Registrant’s telephone number, including area code)

Skyline Medical Inc.
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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2018, the registrant had 11,804,073 shares of common stock, par value $.01 per share outstanding.

PRECISION THERAPEUTICS INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017

Current Assets:
Cash and Cash Equivalents	$2,232,803	$766,189
Certificates of Deposit	-	244,971
Accounts Receivable	241,764	137,499
Notes Receivable	167,512	667,512
Inventories	272,556	265,045
Prepaid Expense and other assets	208,305	289,966
Total Current Assets	3,122,940	2,371,182

Notes Receivable	1,112,524	1,070,000
Investment in Subsidiary	1,542,250	-
Fixed Assets, net	106,009	87,716
Intangibles, net	115,714	95,356

Total Assets	$5,999,437	$3,624,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$186,309	$140,462
Accrued Expenses	558,439	785,215
Deferred Revenue	38,856	6,663

Total Liabilities	783,604	932,340
Commitments and Contingencies	-	-
Stockholders’ Equity:
Series B Convertible Preferred Stock, $.01 par value, 20,000,000 authorized, 79,246 and 79,246 outstanding	792	792
Series C Convertible Preferred Stock, $.01 par value, 20,000,000 authorized, 0 and 647,819 outstanding	-	6,479
Common Stock, $.01 par value, 50,000,000 authorized, 11,804,073 and 6,943,283 outstanding	118,040	69,432
Additional paid-in capital	61,622,067	57,380,256
Accumulated Deficit	(56,525,066)	(54,765,045)
Total Stockholders' Equity	5,215,833	2,691,914

Total Liabilities and Stockholders' Equity	$5,999,437	$3,624,254

See Notes to Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and OTHER COMPREHENSIVE

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$411,593	$175,166

Cost of goods sold	117,343	36,992

Gross margin	294,250	138,174

General and administrative expense	1,216,144	1,132,073

Operations expense	287,590	200,494

Sales and marketing expense	550,538	147,454

Total Expense	2,054,272	1,480,021

Net loss attributable to common shareholders	(1,760,022)	(1,341,847)

Comprehensive loss	$(1,760,022)	$(1,341,847)

Loss per common share - basic and diluted	$(0.15)	$(0.21)

Weighted average shares used in computation - basic and diluted	11,383,217	6,450,967

See Notes to Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

			Common Stock
	# Shares Preferred C	Preferred Stock	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at 12/31/2016	-	$792	4,564,428	$45,644	$47,894,196	$(47,018,451)	$1,501	$923,682
Shares issued pursuant to the public offering, net			1,750,000	17,500	3,403,688			3,421,188
Shares issued pursuant to the overallotment agreement in the public offering			175,000	1,750	392,000			393,750
Vesting Expense					4,042,256			4,042,256
Reverse shares issued for escrow with GLG Pharma pursuant to the termination agreement			(400,000)	(4,000)				(4,000)
Shares issued pursuant to consulting agreement			100,000	1,000	219,000			220,000
Unrealized (loss) from marketable securities						(1)	(1,501)	(1,501)
Shares issued pursuant to consulting agreement			43,333	433	63,699			64,132
Shares issued at $1.58 per share to an investor relations consultant			50,000	500	78,500			79,000
Shares issued pursuant to a private placement agreement	1,213,819	12,138			1,201,681			1,213,819
Preferred conversion to common shares pursuant to a private placement agreement	(566,000)	(5,659)	660,522	6,604	85,236			86,182
Net loss						(7,746,593)		(7,746,593)
Balance at 12/31/2017	647,819	$7,271	6,943,283	$69,432	$57,380,256	$(54,765,045)	$-	$2,691,914
Preferred conversion to common shares pursuant to private placement agreement	(647,819)	(6,479)	589,747	5,897	582			-
Shares issued pursuant to S-3 public offering			2,900,000	29,000	2,726,087			2,755,087
Investment in subsidiary pursuant to Helomics 20% acquisition			1,100,000	11,000	1,031,250			1,042,250
E warrant exercises pursuant to S-3 public offering at $1.00 exercise price per share			55,796	558	55,238			55,796
Shares issued pursuant to S-3 public offering over-allotment option at $0.9497 exercise price per share			215,247	2,153	202,268	1		204,422
Vesting expense					226,387			226,387
Net loss						(1,760,022)		(1,760,022)
Balance at 3/31/2018	-	$792	11,804,073	$118,040	$61,622,067	$(56,525,066)	$-	$5,215,833

See Notes to Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities:
Net loss	$(1,760,022)	$(1,341,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,167	18,574
Vested stock options and warrants	226,387	587,444
Loss from sale of marketable securities	-	(1,837)
Changes in assets and liabilities:
Accounts receivable	(104,265)	(29,587)
Inventories	(7,511)	23,022
Prepaid expense and other assets	81,661	(11,645)
Accounts payable	45,847	(140,848)
Accrued expenses	(226,775)	(265,893)
Deferred Revenue	32,193	6,409
Net cash used in operating activities:	(1,694,318)	(1,156,208)
Cash flow from investing activities:
Proceeds from sale of marketable securities	-	284,665
Purchase of certificates of deposit	-	(2,593,985)
Redemption of certificates of deposit	244,971	-
Advance on notes receivable	(42,524)	-
Purchase of fixed assets	(32,789)	(26,898)
Purchase of intangibles	(24,029)	(194)
Net cash provided by (used in) investing activities:	145,629	(2,336,412)

Cash flow from financing activities:
Proceeds from exercise of warrants into common stock	55,794	-
Issuance of common stock	2,959,509	3,814,938
Net cash provided by (used in) financing activities	3,015,303	3,814,938

Net increase in cash and cash equivalents	1,466,614	322,318
Cash at beginning of period	766,189	1,764,090
Cash at end of period	$2,232,803	$2,086,408
Non-cash transactions:
Conversion of Preferred Stock to Common Stock	6,479	-
Investment in Subsidiary	1,542,250	-

See Notes to Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Precision Therapeutics Inc., (the “Company”) was originally incorporated on April 23, 2002 in Minnesota as BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. Pursuant to an Agreement and Plan of Merger effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware corporation as the surviving corporation of the merger. On August 31, 2015, the Company completed a successful offering and concurrent uplisting to the NASDAQ Capital Market. On February 1, 2018, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the corporate name from Skyline Medical Inc. to Precision Therapeutics Inc., effective February 1, 2018. Because of this change, the Company’s common stock trades under the new ticker symbol “AIPT,” effective February 2, 2018. Skyline Medical (“Skyline”) remains as an incorporated division of Precision Therapeutics Inc.

As of March 31, 2018, the Company had 11,804,073 shares of common stock outstanding, par value $.01 per share. The Company is a healthcare products and services company that is expanding its business to take advantage of emerging areas of the dynamic healthcare market. The Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of proprietary cleaning fluid and filters to users of its systems.

In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY System products. The Company has acquired 25% of the capital stock of Helomics Holding Corporation (“Helomics”), a pioneering Contract Research Organization (“CRO”) services company, and the Company has announced that it has a letter of intent for a proposed merger transaction to acquire the remaining ownership of Helomics. In addition, the Company has formed a wholly-owned subsidiary, TumorGenesis Inc., to develop the next generation, patient derived tumor models for precision cancer therapy and drug development. TumorGenesis Inc., formed during the first quarter, is presented as part of the condensed consolidated financial statements.

The accompanying condensed consolidated financial statements (the “financial statements”) have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations and has an accumulated deficit of $56,525,066. The Company had cash and cash equivalents of $2,232,803 as of March 31, 2018 and needs to raise significant additional capital to meet its operating needs, and therefore there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception to March 31, 2018, the Company has raised approximately $35,840,380 in equity offerings, inclusive of (1) $2,055,000 from a private placement of Series A Convertible Preferred Stock, (2) $13,555,003 from the public offering of Units, (3) $1,739,770 from a registered direct offering, (4) $3,937,500 plus an overallotment of $358,312 from a firm commitment underwritten public offering, (5) $1,300,000 from a private placement of Series C Convertible Preferred Stock, (6) $2,755,000 from a firm commitment underwritten public offering, and (7) $5,685,000 in debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Interim Financial Statements

The Company has prepared the unaudited interim financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which in the opinion of management, are necessary to present fairly the Company’s position, the results of its operations and its cash flows for the interim periods. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto contained in the Form 10-K filed with the SEC on April 2, 2018. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard on January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior-period amounts have not been retrospectively adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition. Based upon the Company’s contracts which were not completed as of December 31, 2017, the Company was not required to make an adjustment to the opening balance of retained earnings as of January 1, 2018. See Note 2 for further discussion.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As of March 31, 2018, there is no material impact on the Company’s financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the timing of our adoption and the impact that the updated standard will have on the Company’s financial statements.

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

Valuation of Intangible Assets

The Company reviews identifiable intangible assets for impairment annually, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company’s intangible assets are currently solely the costs of obtaining trademarks and patents. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which the Company operates. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management’s best estimate of the related risks and return at the time the impairment assessment is made.

Accounting Policies and Estimates

The presentation of financial statements is in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $4,394 in the three months ended March 31, 2018 and were $4,271 in the three months ended March 31, 2017.

Research and Development

Research and development costs are charged to operations as incurred. Research and development expenses were $94,011 in the three months ended March 31, 2018 and $84,472 in the three months ended March 31, 2017.

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

Fair Value Measurements

Under generally accepted accounting principles as outlined in the FASB’s Accounting Standards Codification (ASC) 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting standards ASC 820 establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:

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

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	March 31, 2018	December 31, 2017

Finished goods	$32,967	$62,932
Raw materials	183,216	141,028
Work-In-Process	56,373	61,085
Total	$272,556	$265,045

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		5
Manufacturing tooling	3	-	7
Demo equipment		3

The Company’s investment in fixed assets consists of the following:

	March 31, 2018	December 31, 2017
Computers and office equipment	$190,484	$183,528
Leasehold improvements	41,397	25,635
Manufacturing tooling	108,955	108,955
Demo equipment	53,439	43,368
Total	394,275	361,486
Less: Accumulated depreciation	288,266	273,770
Total Fixed Assets, Net	$106,009	$87,716

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Depreciation expense was $14,496 in the three months ended March 31, 2018, and was $15,685 for the three months ended March 31, 2017.

Intangible Assets

Intangible assets consist of trademarks and patent costs. Amortization expense was $3,671 in the three months ended March 31, 2018, and was $2,888 in the three months ended March 31, 2017. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 - Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Patents and Intellectual Property

On January 25, 2014, the Company filed a non-provisional Patent Cooperation Treaty (“PCT”) Application No. PCT/US2014/013081 claiming priority from the U.S. Provisional Patent Application, number 61756763 which was filed one year earlier on January 25, 2013. The PCT allows an applicant to file a single patent application to seek patent protection for an invention simultaneously in each of the 148 countries of the PCT, including the United States. Filing this single “international” patent application through the PCT is easier and more cost effective than filing separate applications directly with each national or regional patent office in which patent protection is desired.

The Company’s PCT patent application is for the new model of the surgical fluid waste management system. The Company obtained a favorable International Search Report from the PCT searching authority indicating that the claims in its PCT application are patentable (i.e., novel and non-obvious) over the cited prior art. A feature claimed in the PCT application is the ability to maintain continuous suction to the surgical field while measuring, recording and evacuating fluid to the facility’s sewer drainage system. This provides for continuous operation of the STREAMWAY System unit in suctioning waste fluids, which means that suction is not interrupted during a surgical operation, for example, to empty a fluid collection container or otherwise dispose of the collected fluid.

The Company holds the following granted patents in the United States and a pending application in the United States on its earlier models: US7469727, US8123731 and U.S. Publication No. US20090216205 (collectively, the “Patents”). These Patents will begin to expire on August 8, 2023.

In July 2015, the Company filed an international (PCT) patent application for its fluid waste collection system and received a favorable determination by the International Searching Authority finding that all of the claims satisfy the requirements for novelty, inventive step and industrial applicability.  The Company anticipates that the favorable International Search Report will result in allowance of its various national applications.

The United States Patent Office has assigned application #14/763,459 to the Company’s previously filed PCT application.

As of November 22, 2017, the Company was informed that the European Patent Office has allowed all claims for application #14743665.3-1651, and has sent a Notice of Intent to Grant. The Company is now in the process of identifying the key European countries that it will validate the patent in.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has a credit risk concentration because of depositing $1,984,163 of funds in excess of insurance limits in a single bank.

Segments

The Company operates in two segments for the sale of its medical device and consumable products. Substantially all the Company’s assets, revenues, and expenses for the three months ended March 31, 2018 and 2017 were located at or derived from operations in the United States. There was $26,662 in revenues from sales outside of the United States during 2017 predominantly from the sale of the Company’s first System in Canada during March 2017.

Risks and Uncertainties

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the FDA and other governmental agencies.

NOTE 2 – REVENUE RECOGNITION

Revenue from Product Sales

The Company’s revenue consists primarily of sales of the STREAMWAY System, as well as sales of the proprietary cleaning fluid and filters for use with the STREAMWAY System. The Company sells its products directly to hospitals and other medical facilities using employed sales representatives and independent contractors. Purchase orders, which are governed by sales agreements in all cases, state the final terms for unit price, quantity, shipping and payment terms. The unit price is considered the observable stand-alone selling price for the arrangements. The Company sales agreement, Terms and Conditions, is a dually executed contract providing explicit criteria supporting the sale of the STREAMWAY System. The Company considers the combination of a purchase order and the Terms and Conditions to be a customer’s contract in all cases.

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are imposed on the Company’s sales to nonexempt customers. The Company collects the taxes from the customers and remits the entire amounts to the governmental authorities. The Company has elected the accounting policy to exclude sales taxes from revenue and expenses.

Product sales consist of a single performance obligation that the Company satisfies at a point in time. The Company recognizes product revenue when the following events have occurred: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products. Based on the shipping terms specified in the sales agreements and purchase orders, these criteria are generally met when the products are shipped from the Company’s facilities (“FOB origin”, which is the Company’s standard shipping terms). As a result, the Company determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped. The Company may, at its discretion, negotiate different shipping terms with customers which may affect the timing of revenue recognition. The Company’s standard payment terms for its customers are generally 30 to 60 days after the Company transfers control of the product to its customer. The Company allows returns of defective disposable merchandise if the customer requests a return merchandise authorization from the Company.

Customers may also purchase a maintenance plan from the Company, which requires the Company to service the STREAMWAY System for a period of one year subsequent to the one year anniversary date of the original STREAMWAY System invoice. The maintenance plan is considered a separate performance obligation from the product sale, is charged separately from the product sale, and is recognized over time (ratably over the one-year period) as maintenance services are provided. A time-elapsed output method is used to measure progress because the Company transfers control evenly by providing a stand-ready service. The Company has determined that this method provides a faithful depiction of the transfer of services to its customers.

All amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been included in revenue. Costs related to such shipping and handling billing are classified as cost of goods sold.

Variable Consideration

The Company records revenue from distributors and direct end customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company’s current contracts do not contain any features that create variability in the amount or timing of revenue to be earned.

Warranty

The Company generally provides one-year warranties against defects in materials and workmanship and will either repair the products or provide replacements at no charge to customers. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. Warranty reserve requirements are based on a specific assessment of the products sold with warranties where a customer asserts a claim for warranty or a product defect.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of March 31, 2018, and December 31, 2017, accounts receivable totaled $241,764 and $137,499, respectively. For the three months ended March 31, 2018, the Company did not incur material impairment losses with respect to its receivables.

The Company deferred revenues related primarily to maintenance plans of $38,856 and $6,663 as of March 31, 2018 and December 31, 2017, respectively.

Practical Expedients

The Company has elected the practical expedient not to determine whether contracts with customers contain significant financing components.

NOTE 3 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

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

Holders may exercise Series A Warrants by paying the exercise price in cash or, in lieu of payment of the exercise price in cash, by electing to receive a number of shares of Common Stock equal to the Black-Scholes Value based upon the number of shares the holder elects to exercise. The number of shares of Common Stock to be delivered will be determined according to the following formula, referred to as the “Cashless Exercise.”

Total Shares = (A x B) / C

Where:

•	Total Shares is the number of shares of Common Stock to be issued upon a Cashless Exercise.

•	A is the total number of shares with respect to which the Series A Warrant is then being exercised.

•	B is the Black-Scholes Value.

•	C is the closing bid price of the Common Stock as of two trading days prior to the time of such exercise, provided that in no event may “C” be less than $0.43 per share (subject to appropriate adjustment in the event of stock dividends, stock splits or similar events affecting the Common Stock).

The Black-Scholes Value as of September 30, 2016 was $4.319, and the closing bid price of Common Stock as of September 30, 2016, was $4.125. Therefore, an exercise on that date would have resulted in the issuance of 40 shares of Common Stock for each Series A Warrant. Approximately 6,141,115 Series A Warrants have been exercised in cashless exercises as of September 30, 2016, resulting in the issuance of 2,318,663 shares of Common Stock. If all of the remaining 35,084 Series A Warrants that were issued as part of the Units sold in the Offering and part of the Units issued on August 31, 2015 were exercised pursuant to a cashless exercise and the closing bid price of the Company’s common stock as of the two trading days prior to the time of such exercise was $0.43 per share or less and the Black-Scholes Value were $4.319 (the Black-Scholes Value as of September 30, 2016), then a total of an additional approximately 564 shares of the Company’s common stock would be issued to the holders of such Series A Warrants.

The Series A Warrants will not be exercisable or exchangeable by the holder of such warrants to the extent (and only to the extent) that the holder or any of its affiliates would beneficially own in excess of 4.99% of the common stock of the Company, determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

In addition to (but not duplicative of) the adjustments to the exercise price and the number of shares of common stock issuable upon exercise of the Series A Warrants in the event of stock dividends, stock splits, reorganizations or similar events, the Series A Warrants provide for certain adjustments if the Company, at any time prior to the three year anniversary of the Issuance Date, (1) declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to all or substantially all of the holders of shares of Common Stock at any time after the Issuance Date, or (2) grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of shares of Common Stock.  Further, if at any time a Series A Warrant is outstanding, the Company consummates any fundamental transaction, as described in the Series A Warrants and generally including any consolidation or merger into another corporation, or the sale of all or substantially all of the Company’s assets, or other transaction in which the Common Stock is converted into or exchanged for other securities or other consideration, the holder of any Series A Warrants will thereafter receive, the securities or other consideration to which a holder or the number of shares of Common Stock then deliverable upon the exercise or exchange of such Series A Warrants would have been entitled upon such consolidation or merger or other transaction.

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

Registered Exchange Offer for Warrants. On March 25, 2016, the Company commenced a registered exchange offer (the “Exchange Offer”) to exchange Series B Warrants (the “Series B Warrants”) to purchase shares of the Company’s common stock, par value $0.01 per share (the “Warrant Shares”), for up to an aggregate of 3,157,186 outstanding Series A Warrants (the “Series A Warrants”). On March 31, 2016, each Series A Warrant could be exercised on a cashless basis for 10.05 shares of common stock. Each Series B Warrant may be exercised on a cashless basis for one share of common stock. For each outstanding Series A Warrant tendered by holders, the Company offered to issue 10.2 Series B Warrants, which are subject to cashless exercise at a fixed rate of one share of common stock per Series B Warrant (subject to further adjustment for stock splits, etc.). The Exchange Offer expired at midnight, Eastern time, on April 21, 2016. 1,770,556 Series A Warrants were tendered by holders. The Company delivered an aggregate of 18,059,671 Series B Warrants pursuant to the terms of the Exchange Offer. In addition, between March 31, 2016 and July 6, 2016 1,251,510 Series A Warrants were exercised in cashless exercises, resulting in the issuance of 20,122 shares of common stock.

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

2017 Private Placement

On November 30, 2017, the Company closed a private placement of a newly created series of preferred stock designated as “Series C Convertible Preferred Stock” with a New York based Family Office. Pursuant to the Securities Purchase Agreement, the investor purchased 1,213,819 shares of Series C stock at a purchase price of $1.071 per Series C Share, together with a warrant to purchase up to 606,910 shares of common stock. The warrant has an exercise price of $1.26 per share, subject to adjustment, has a five and one-half year term and is exercisable commencing six months following the date of issuance. Total gross proceeds to the Company were $1,300,000 before deducting expenses and will be used for general working capital. In connection with the Offering and pursuant to a registration rights agreement, the Company has agreed to file a “resale” registration statement covering all of the shares of common stock issuable upon conversion of the warrant. Pursuant to the Securities Purchase agreement, and as of this filing date, all the Preferred Series C shares were converted at a conversion rate of 1.167 to a maximum of 1,250,269 shares of common stock. The remaining 142,466 shares of Preferred Series C stock were cancelled with a redemption payment to the holder for $189,285.

2018 Firm Commitment Public Offering

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

Share Exchange Agreement With Helomics

On January 11, 2018, the Company entered into a share exchange agreement with Helomics Holding Corporation. Pursuant to the share exchange agreement Helomics issued 2,500,000 shares of its Series A Preferred Stock in exchange for 1,100,000 shares of common stock. Under the share exchange agreement, in March 2018 the Company converted $500,000 in secured notes into another 5% of Helomics’ outstanding shares, which results in the Company owning 25% of Helomics outstanding stock. The secured notes are related to the Company’s previous loans of $500,000 to Helomics. The 1,100,000 shares are being held in escrow by Corporate Stock Transfer, Inc. as escrow agent. While the Precision Therapeutic shares are held in escrow, they will be voted as directed by the Company’s board of directors and management. The Precision Therapeutic shares will be released to Helomics following a determination that Helomics’ revenues in any 12-month period have been equal or greater than $8,000,000. The Helomics Preferred Stock issued to the Company is convertible into an aggregate of 20% of the outstanding capital stock of Helomics. In addition, the terms of the Helomics Preferred Stock include certain protective provisions that require consent of the Company before Helomics may take certain actions, including issuing preferred stock senior to the Helomics Preferred Stock or entering into fundamental corporate transactions. The Company also has certain anti-dilution protections and the right to receive dividends.

Increases in Authorized Shares

At a special meeting of the stockholders on January 29, 2017, the stockholders approved a proposal to increase the number of authorized shares of common stock from 8,000,000 shares to 24,000,000 shares of common stock under the Company’s certificate of incorporation.

At the annual meeting on December 28, 2017, the stockholders approved a proposal to increase the number of authorized shares of common stock from 24,000,000 to 50,000,000 shares of common stock, $0.01 par value. The amendment to the certificate of incorporation to affect this increase was filed on January 2, 2018.

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

Accounting for share-based payment

The Company uses the Black-Scholes option valuation model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company's common stock price over the expected term, the expected dividend rate, the risk-free interest rate, and forfeiture taken at occurrence. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions the Company uses in calculating the fair value of stock-based payment awards represent the Company's best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and the Company uses different assumptions, the Company's equity-based compensation expense could be materially different in the future.

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

On January 15, 2018, the Company issued inducement stock options in accordance with NASDAQ listing rule for 50,000 shares of common stock, par value $0.01 at $0.97 per share to the Company’s newly hired International Vice President of Sales. The options will vest in four equal increments: on the first, second, third and fourth quarters of the hiring date anniversary.

On March 12, 2018, the Company issued inducement stock options in accordance with NASDAQ rule for 111,112 shares of common stock, par value $0.01 at $1.35 per share to the Company’s newly hired Vice President of Sales and Marketing. The options will vest in four equal increments: on the first, second, third and fourth quarters of the hiring date anniversary.

For grants of stock option and warrants in 2018 the Company used 2.33% to 2.87% risk free interest rate, 0% dividend rate, 59% to 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $0.4816 to $1.0044 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2016	165,643	$11.22	871,101	$52.22

Issued	2,612,070	1.45	1,082,946	1.49
Expired	(12,730)	10.39	(2,790)	281.46
Exercised	-	-	-	-

Outstanding at December 31, 2017	2,764,983	$2.00	1,951,257	$23.74

Issued	325,595	1.11	957,000	1.00
Expired	-	-	(9,580)	180.12
Exercised	-	-	(38,625)	1.00

Outstanding at March 31, 2018	3,090,578	$1.89	2,860,052	$5.61

At March 31, 2018, 1,957,291 stock options are fully vested and currently exercisable with a weighted average exercise price of $2.18 and a weighted average remaining term of 9.23 years. There are 2,860,052 warrants that are fully vested and exercisable. Stock-based compensation recognized for the three months ended March 2018 and March 2017 was $226,387 and $99,307, respectively. The Company has $1,180,348 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 18 months.

The following summarizes the status of options and warrants outstanding at March 31, 2018:

Range of Prices	Shares	Weighted Remaining Life
Options
$0.97	191,753	9.77
$1.01	124,358	9.76
$1.10	22,730	10.00
$1.35	111,112	9.96
$1.454	17,200	9.51
$1.47	2,456,226	9.24
$2.10	14,286	9.01
$2.25	293	8.41
$2.42	24,768	8.39
$2.80	57,145	8.76
$3.75	44,000	8.26
$4.125	3,636	8.51
$4.1975	7,147	8.47
$4.25	3,529	8.01
$5.125	3,902	8.44
$65.75	190	7.56
$73.50	1,157	7.76
$77.50	2,323	7.25
$80.25	187	7.51
$86.25	232	7.01
$131.25	81	4.44
$148.125	928	4.97
$150.00	1,760	4.38
$162.50	123	6.76
$206.25	121	6.51
$248.4375	121	5.29
$262.50	130	5.29
$281.25	529	4.80
$318.75	3	5.11
$346.875	72	6.01
$431.25	306	5.94
$506.25	188	5.76
$596.25	42	5.50

	3,090,578

Warrants
$1.00	1,675,374	4.39
$1.07	697,946	4.60
$2.25	385,000	3.82
$123.75	94,084	2.42
$243.75	2,529	1.35
$309.375	2,850	1.36
$309.50	222	1.61
$337.50	178	0.22
$371.25	946	0.16
$506.25	59	0.88
$609.375	862	0.85
	2,860,052

At the annual meeting on December 28, 2017, the stockholders approved an amendment to the Company’s 2012 Plan to (i) increase the reserve of shares of Common Stock authorized for issuance thereunder to 5,000,000, (ii) increase certain threshold limits for grants, and (iii) to re-approve the performance goals thereunder. As described in the Company’s definitive proxy statement filed with the SEC on December 4, 2017, amendments to the 2012 Plan were considered at the 2016 annual meeting on July 28, 2016 but were not approved by the required vote. For options to purchase approximately 2.5 million shares granted after the 2016 annual meeting, the grantees agreed not to exercise the options prior to further stockholder approval of an increase in the reserve under the 2012 Plan. As a result of the stockholder approval of the amendments at the 2017 annual meeting, these restrictions on exercise were removed on December 28, 2017. Due to the removal of this restriction on exercise, the Company recognized a non-cash charge for compensation expense of approximately $1.9 million in the fourth quarter of 2017.

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of March 31, 2018 by year of grant:

Stock Options:
Year	Shares	Price
2011	173		$281.25
2012	1,841	131.25	–	150.00
2013	1,553	148.125	–	596.25
2014	836	162.50	–	431.25
2015	4,088	65.75	–	86.25
2016	144,422	2.25	–	5.13
2017	2,612,070	1.01	–	2.10
2018	325,595	0.97	–	1.35
Total	3,090,578	$0.97	–	596.25

Warrants:
Year	Shares	Price
2013	1,126	337.50	–	371.25
2014	6,455	243.75	–	609.38
2015	94,151	0.00	–	243.75
2016	756,999		4.46
2017	1,082,946	1.07	–	2.25
2018	918,375		1.00
Total	2,860,052	$0.00	–	609.38

NOTE 4 – NOTES RECEIVABLE

In July 2017, the Company began to advance funds to CytoBioscience for working capital for CytoBioscience’s business. All the notes receivable bear simple interest at 8% and were due in full on December 31, 2017. All the notes are covered by a security interest in all of CytoBioscience’s accounts receivable and related rights in connection with all of the advances. The principal amount of the secured promissory notes receivable from CytoBioscience totaled $1,070,000 as of December 31, 2017. In March 2018, the Company executed a new note replacing all previous CytoBioscience notes for $1,112,524, plus interest paid monthly at the per annum rate of eight percent (8%) on the principal amount. The secured note has a term of two years with the unpaid principal and unpaid accrued interest due and payable on February 28, 2020.

In October 2017, the Company advanced $600,000 for working capital for Helomics’ business. The notes receivable bear simple interest at 8% and is due in full on April 30, 2018. Additionally, in December 2017, the Company advanced $67,512.10 to De Lage Landen as fifty percent (50%) down payment for a lease to purchase certain equipment. The note is covered by a security interest in certain equipment of Helomics. In March 2018, the Company converted $500,000 of the note receivable into 833,333 shares of common stock for an additional 5% interest in Helomics Corporation. The Company now has an equity stake in Helomics totaling 25%. The Company is currently negotiating terms for payment on the remaining $167,512.10 plus interest.

NOTE 5 – LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss available in basic and diluted calculation	$(1,760,022)	$(1,341,847)
Other comprehensive income:
Unrealized gain from marketable securities	-	-
Comprehensive (loss)	(1,760,022)	(1,341,847)
Denominator:
Weighted average common shares outstanding-basic	11,383,217	6,450,967

Effect of diluted stock options, warrants and preferred stock (1)	-	-

Weighted average common shares outstanding-basic	11,383,217	6,450,967

Loss per common share-basic and diluted	$(0.15)	$(0.21)

(1) The number of shares underlying options and warrants outstanding as of March 31, 2018 and March 31, 2017 are 5,950,630 and 1,427,558 respectively. The number of shares underlying the preferred stock as of March 31, 2018 is 79,246. The effect of the shares that would be issued upon exercise of such options, warrants and preferred stock has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

The Tax Reform Act was enacted December 22, 2017. Effective January 1, 2018, the Tax Reform Act reduced corporate income tax rates from 34% to 21%. Other changes effect operating loss carry-forwards and carrybacks, as well as a repeal of the corporate alternative minimum tax. As a result of the Tax Reform Act, deferred tax assets and liabilities were re-measured to account for the lower tax rates. There was no income tax impact from the re-measurement due to the 100% valuation allowance on the Company’s deferred tax assets.

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

At December 31, 2017, the Company had approximately $34.5 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2018, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $12.2 million of gross NOLs to reduce future state taxable income at December 31, 2017. The state NOL’s will expire beginning in 2017 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2017, the federal and state valuation allowances were $7.4 million and $0.2 million, respectively.

At March 31, 2018, the Company had approximately $36.1 million of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2018, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. The Company also had approximately $12.4 million of gross NOLs to reduce future state taxable income at March 31, 2018. The state NOL’s will expire beginning in 2017 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At March 31, 2018, the federal and state valuation allowances were $7.7 million and $1.0 million, respectively.

The valuation allowance has been recorded due to the uncertainty of realization of the benefits associated with the net operating losses. Future events and changes in circumstances could cause this valuation allowance to change.

The components of deferred income taxes at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017

Deferred Tax Asset:
Net Operating Loss	$8,554,404	$7,393,000
Other	192,522	215,843
Total Deferred Tax Asset	8,746,926	7,608,943
Less Valuation Allowance	8,746,926	7,608,943
Net Deferred Income Taxes	$—	$—

NOTE 7 – RENT OBLIGATION

On November 22, 2017, the Company signed a second amendment to its lease last amended on January 28, 2013. The lease as amended has a three-year term effective February 1, 2018 ending January 31, 2021. The Company leases 5,773 square feet at this location, of which 2,945 square feet is used for office space and 2,828 is used for manufacturing. The Company lease is effective through January 31, 2021. It is expected that this space will be adequate for the Company’s current office and manufacturing needs. Rent expense was $17,244 and $16,895 for the three months ended March 31, 2018 and March 31, 2017, respectively.

The Company’s rent obligation for the next four years is as follows:

2018	$29,250
2019	$40,000
2020	$42,000
2021	$3,000

NOTE 8 – RELATED PARTY TRANSACTIONS

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements.

In April 2018, one of the Company’s directors, Richard L. Gabriel, has executed a six-month consulting contract to help guide operations for the Company’s wholly owned subsidiary TumorGenesis. Under the terms of the agreement Mr. Gabriel will receive $12,000 monthly cash payment. In addition, Mr. Gabriel will receive a grant of 240,000 performance-based restricted stock units (“RSU’s”) under the Company’s Amended and Restated 2012 Stock Incentive Plan, with the vesting and payment of the RSU’s based on performance milestones as set forth in the agreement.

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

NOTE 9 – RETIREMENT SAVINGS PLAN

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2018 and 2017, the Company matched 100%, of the employee’s contribution up to 4% of their earnings. The employer contribution was $11,907 and $9,770 for the three months ended March 31, 2018 and March 31, 2017, respectively.

NOTE 10 – SUBSEQUENT EVENTS

In April 2018, one of the Company’s directors, Richard L. Gabriel, has executed a six-month consulting contract to help guide operations for the Company’s wholly owned subsidiary TumorGenesis. Under the terms of the agreement Mr. Gabriel will receive $12,000 monthly cash payment. In addition, Mr. Gabriel will receive a grant of 240,000 performance-based restricted stock units (“RSU’s”) under the Company’s Amended and Restated 2012 Stock Incentive Plan, with the vesting and payment of the RSU’s based on performance milestones as set forth in the agreement.

On April 20, 2018, Precision Therapeutics Inc (“Precision”) entered into a letter of intent with Helomics Holding Corporation (“Helomics”) pursuant to which a newly formed subsidiary of Precision would merge with and into Helomic’s (the “Merger”) and Helomics would become the Company’s wholly owned subsidiary.

On the effective date of the proposed Merger, Precision would issue to Helomics’ stockholders 7.5 million shares of Precision common stock. In addition, the 1.1 million shares of Precision common stock issued in connection with the share exchange for 20% of Helomics’ capital stock in January 2018 would be released, subject to retention of certain shares in escrow in connection with certain indemnification obligations under the merger agreement. Existing warrants to purchase Helomics’ common stock would be converted into warrants to purchase shares of Precision common stock.

The letter of intent is non-binding except for certain enumerated provisions. Completion of the Merger is subject to confirmatory due diligence and negotiation and execution of a definitive merger agreement. There will be certain conditions to closing, including approval of the Merger by the boards of directors and stockholders of Precision and Helomics, the receipt of all necessary approvals and consents of governmental bodies, lenders, lessors and third parties, no material adverse changes in the business of Helomics prior to the closing, no pending or threatened litigation regarding the Merger, conversion of all convertible debt and preferred stock of Helomics into the right to receive the Merger consideration, and other customary conditions.

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

We are a healthcare products and services company that is expanding its business to take advantage of emerging areas of the dynamic healthcare market through sales of its products, through its partnership with Helomics Holding Corporation (“Helomics”) a pioneering Contract Research Organization (“CRO”) Services company and through pursuit of other strategic relationships to build value. In our STREAMWAY business we manufacture an environmentally conscious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care.   Since our inception in 2002, we have invested significant resources into product development.  We believe that our success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to our wall-mounted Fluid Management System (“System”) and use of our proprietary cleaning solution and bifurcated filter. We have acquired 25% of the capital stock of Helomics, and we have announced that we have a letter of intent for a proposed merger transaction to acquire the remaining ownership of Helomics. In addition, we have formed a wholly-owned subsidiary, TumorGenesis Inc., to develop the next generation, patient derived tumor models for precision cancer therapy and drug development.

We currently have a Vice President of Sales, one in house sales person, five regional sales managers, and a Vice President of International Sales to sell the STREAMWAY System. We have hired a regional sales representative in Q1 2018 to sell the STREAMWAY in Germany. We have also hired 3 independent contractors to further represent the Company in certain regions of the United States. We have contracted with two General Purchasing Organizations in the United States, Vizient and Intalere, providing customer exposure to more than 10,000 hospitals. The Company has contracted with Alliant Enterprises, LLC, a Service Disabled Veterans Owned Small Business supplier to the federal government. We have executed contracts with three international distributors. Quadromed, is a Canadian distributor who will represent us throughout the entire Canadian country over the next two years, with annual automatic renewals. MediBridge Sarl, is a Swiss distributor representing us in Switzerland entirely over the next two years, with annual automatic renewals. Device Technologies Australia PTY LTD, is an Australian distributor representing us throughout Australia, New Zealand, Fiji and the Pacific Islands over the next five years with annual automatic renewals.

Since inception, we have been unprofitable. We incurred net losses of approximately $1.8 million and $1.3 million for the quarters ended March 31, 2018, and March 31, 2017, respectively. As of March 31, 2018, and March 31, 2017, we had an accumulated deficit of approximately $56.5 million and $48.3 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY System and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

In the first quarter of 2014, the Company commenced sales of an updated version of the STREAMWAY System, which provide a number of enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. This updated version utilizes improved technology, including the capability for continuous flow and continuous suctioning, as covered by our provisional patent application filed in 2013 and our non-provisional patent application filed in January 2014. We have sold one hundred twenty-three STREAMWAY units through March 2018, and have since sold another two units for a total of one hundred twenty-five units to date.

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

Our future cash requirements and the adequacy of available funds depend on our ability to sell our products and the availability of future financing to fulfill our business plans. We have committed significant capital and management resources to developing our CRO business and other new business areas, including approving $668,000 in financing to Helomics and advancing $1,070,000 to CytoBioscience. It is likely that we will make further investments and advances in other businesses as we develop our CRO business and other business models. See “Plan of Financing; Going Concern Qualification” below.

As a company, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Revenue. The Company recognized $412,000 of revenue in the three months ended March 31, 2018 compared to $175,000 in revenue in the three months ended March 31, 2017, an increase of 135%. There were 16 sales of STREAMWAY units in the 2018 period. Our strategy in ramping up our sales efforts is to hire additional sales representatives to have a greater revenue effect in the future quarters.

Cost of sales. Cost of sales in the three months ended March 31, 2018 was $117,000 and $37,000 in the three months ended March 31, 2017. The gross profit margin was approximately 71% in the three months ended March 31, 2018, compared to 79% in the prior year. Our margins were reduced in 2018 due to higher costs. Eventually, increased sales will allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses increased by $84,000 from the three months ended March 31, 2018 compared to March 31, 2017. The increase in the three-month period was primarily due to $418,000 in investor relation expenses incurred from preferred stock conversions for cash from the private placement raise initiated in November 2017 and expenses related to the public offering completed in January 2018. Our legal fees increased by $136,000 predominantly related to the public offering; stock based compensation increased by $43,000 because of employee stock options vesting in the first quarter; recruiting fees increased by $9,000 through hiring our new Vice President of Sales and Marketing; corporate insurance was higher by $9,000 and travel increased by $10,000. Offsets were predominantly from a $488,000 decrease in investors stock expense due to warrant vesting in the 2017 period; additionally, our franchise taxes were reduced by $33,000, and our accounting fees decreased by $11,000. There were other miscellaneous offsets aggregating $9,000.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased by $87,000 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Increases consisted of $50,000 toward stock based compensation for employee options vesting in the first quarter; salary increasing by $23,000, research and development increasing by $10,000 and consulting increasing by $6,000 for additional software technology on the STREAMWAY System.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased by $403,000 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in 2018 resulted from expanding our sales force leading to a $92,000 increase in payroll, taxes and benefits; accordingly, travel expenses were increased as well by $33,000, and commissions were higher by $66,000 due to increased sales in 2018. Additionally, stock based compensation increased by $34,000 due to employee stock options vesting in the first quarter; we incurred $115,000 in increased expenses for developing our new website; public relations increased by $36,000 in an expansive effort to inform our shareholders and the public about our company’s strategic direction; marketing research increased by $20,000 as we hired a firm to provide further analysis to the shareholders and the public regarding our strategic direction; and, consulting increased by $4,000.

Interest expense. There was no interest expense in the first three months of either 2018 or 2017.

Liquidity and Capital Resources

Payment Obligations Under Separation Agreement With Former CEO

Effective May 5, 2016, Joshua Kornberg resigned as the Chief Executive Officer and President and an employee of the Company. In connection with Mr. Kornberg’s resignation, the Company and Mr. Kornberg entered into a separation agreement on June 13, 2016 (the “Separation Agreement”). Pursuant to the Separation Agreement, on July 15, 2016, the Company was required to pay Mr. Kornberg: (a) $15,433.20 less any required tax withholdings in a lump sum on July 15, 2016; and (b) $75,000 less any required tax withholdings on July 15, 2016. The Company is required to pay Mr. Kornberg an additional $75,000 less any required tax withholdings payable in 6 monthly installments of $12,500, due on the first regular payday of each month, starting on August 15, 2016; and an additional $450,000 less any required tax withholdings payable in 11 monthly installments of $40,909, due on the first regular payday of each month, starting on February 15, 2017. The Company issued to Mr. Kornberg a restricted stock award (the “Award”) under the Company’s stock incentive plan consisting of 20,000 shares. The award vested on July 15, 2016. The value of the award for purposes of the Separation Agreement (the “Award Value”) is $90,350.61, based on a ten-day volume-weighted average closing sale price per share of the Company’s common stock. Mr. Kornberg agreed that the withholding taxes in connection with the Award will be offset against cash payments otherwise due to him in four monthly installments. In addition, the Company agreed, at its option, to pay Mr. Kornberg $309,649 (the “Additional Cash Amount”), equal to the difference between $400,000 and the Award Value, payable in equal monthly installments of $40,909, due on the first regular payday of each month, starting on January 15, 2018, less any required tax withholding, and the Company’s payment obligations will be completed in August 2018. Under the Separation Agreement, the Company made payments of $122,727 and $122,727 in the three months ended 2018 and 2017, respectively. Under the Separation Agreement, all of Mr. Kornberg’s outstanding stock options and outstanding restricted stock prior to the date of the Separation Agreement were canceled, consisting of options to purchase 22,085 shares and 2,667 shares of restricted stock. The Separation Agreement included a waiver and release of claims by Mr. Kornberg. He will also continue to be bound by the terms of any restrictive covenant agreements he had with the Company.

Cash Flows

Net cash used in operating activities was $1,694,318 for the three months ended March 31, 2018 compared with net cash used of $1,156,208 for the 2017 period. The $538,000 increase in cash used in operating activities was primarily due to the increased net loss in 2018, and increases in receivables and decreases in vested options and warrants, partially offset by an increase to payables and a decrease in prepaid accounts.

Cash flows provided by investing activities was $145,629 for the three months ended March 31, 2018 and used in investing activities was $2,336,412 for the three months ended March 31, 2017.  The Company redeemed certificates of deposit in 2018, which was offset by an increase in notes receivable, fixed assets and intangible asset purchases.

Net cash provided by financing activities was $3,015,303 for the three months ended March 31, 2018 compared to net cash provided of $3,814,938 for the three months ended March 31, 2017. The cash provided came from the net proceeds of the January 2018 public offering and the over-allotment option exercise by the underwriter.

Capital Resources

Our cash and cash equivalents were approximately $2,233,000 as of March 31, 2018. We had a cash balance of $1,684,000 as of March 31, 2018, with the remainder of our cash equivalents in money market accounts. Since our inception, we have incurred significant losses. As of March 31, 2018, we had an accumulated deficit of approximately $56,525,000.

From inception to March 31, 2018, our operations have been funded through a bank loan and private convertible debt of approximately $5,435,000 and equity investments totaling approximately $35,840,000.

In the first quarter of 2018, we recognized $412,000 in revenues. Our product sales since the end of the first quarter have resulted in approximately $68,000 in revenues.

Plan of Financing; Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $56.5 million as of March 31, 2018. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding) and various public and private offerings. These included (1) a public offering raising net proceeds of $13,555,003 in 2015, (2) a registered direct offering for net proceeds of $1,739,770 in November 2016,(3) an underwritten public offering that raised net proceeds of $3,439,125 in January 2017, with an additional over-allotment option that was exercised by the underwriter netting the Company $356,563, (4) a private placement that raised $1,300,000 in gross proceeds in November 2017, and (5) a firm commitment underwritten public offering that raised $2,755,087 in net proceeds in January 2018, with an additional over-allotment option that was exercised by the underwriter netting the Company $204,422.

We have not achieved profitability and anticipate that we will continue to incur net losses at least for the foreseeable future.

We had revenues of $412,000 in the first quarter of 2018, but we had negative operating cash flows of $1.7 million. The negative cash flow is heavily impacted by our first quarter loss, which was largely made up of $418,000 of expenses for the public offering completed in 2018 and a final cash payment of approximately $189,000 for conversion of our convertible preferred stock issued in the private placement in November 2017; vesting expenses for employee options totaling $226,000 and a one-time expense for $115,000 to develop our new website. Our cash balance was $1,683,552 as of March 31, 2018, with $549,000 in cash equivalents, and our accounts payable and accrued expenses were an aggregate $745,000. We are currently incurring negative operating cash flows of approximately $385,000 per month, though the first quarter operated at a higher rate due to unusual expenses. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

We will require additional funding to finance our CRO business and other new business areas, as well as ongoing operating expenses of our STREAMWAY business and investment in our sales organization and new product development and pursuit of sales in the international marketplace. We have committed significant capital and management resources to developing our CRO business and other new business areas, and we intend to continue to devote significant management resources to new businesses. We will incur approximately $70,000 per month in expenses relating to launching the TumorGenesis business. In addition, in 2017, we provided $668,000 in financing to Helomics, of which $500,000 in principal amount has been converted into an equity interest in Helomics and $168,000 in principal amount is subject to secured notes that remain outstanding. In addition, in August 2017, we entered into a merger agreement with CytoBioscience, which was subsequently terminated in November 2017. From July 2017 through November 2017, we advanced $1,070,000 to CytoBioscience in the form of secured notes, which are still outstanding. It is likely that we will make further investments and advances in other businesses as we develop our CRO business and other business models. There can be no assurance that any of the outstanding balances of our existing promissory notes or future advances will be repaid. Further, there is no assurance that our equity investment in Helomics or other investments in new businesses will result in significant value for the Company. Therefore, we could invest significant capital in other business enterprises with no certainty when or whether we will realize a return on these investments. Investments in cash will deplete our capital resources, meaning that we will be required to raise significant amounts of new capital. There is no assurance that we will be successful in raising sufficient capital, and the terms of any such financing will be dilutive to our stockholders. We may also acquire technologies or companies by issuing stock or other equity securities rather than or in addition to payment of cash, which may have the result of diluting the investment of our stockholders. Further, the energy and resources of our officers and personnel are being substantially diverted to these new lines of business, which are unproven. If these businesses are unsuccessful or require too great of a financial investment to be profitable, our business may fail regardless of the level of success of our STREAMWAY business.

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

November 2017 Private Placement of Preferred Stock and Warrants

On November 30, 2017, the Company closed a private placement of a newly created series of preferred stock designated as “Series C Convertible Preferred Stock” with a New York based Family Office. Pursuant to the Securities Purchase Agreement, the investor purchased 1,213,819 shares of Series C stock at a purchase price of $1.071 per Series C Share, together with a warrant to purchase up to 606,910 shares of common stock. The warrant has an exercise price of $1.26 per share, subject to adjustment, has a five and one-half year term and is exercisable commencing six months following the date of issuance. Total gross proceeds to the Company were $1,300,000 before deducting expenses and will be used for general working capital. In connection with the Offering and pursuant to a registration rights agreement, the Company has agreed to file a “resale” registration statement covering all of the shares of common stock issuable upon conversion of the warrant. Pursuant to the Securities Purchase agreement, and as of this filing date, all the Preferred Series C shares were converted at a conversion rate of 1.167 to a maximum of 1,250,269 shares of common stock. The remaining 142,466 shares of Preferred Series C stock were cancelled with a redemption payment to the holder for $189,285.

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

Revenue Recognition.   Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Our product sales consist of a single performance obligation that the Company satisfies at a point in time. We recognize product revenue when the following events have occurred: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products. Based on the shipping terms specified in the sales agreements and purchase orders, these criteria are generally met when the products are shipped from the Company’s facilities (“FOB origin”, which is the Company’s standard shipping terms). As a result, we determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped. We may, at our discretion, negotiate different shipping terms with customers which may affect the timing of revenue recognition. Standard payment terms for our customers are generally 30 to 60 days after the Company transfers control of the product to its customer.

Customers may also purchase a maintenance plan from the Company, which requires that we service the STREAMWAY System for a period of one year subsequent to the one year anniversary date of the original STREAMWAY System invoice. The maintenance plan is considered a separate performance obligation from the product sale, is charged separately from the product sale, and is recognized over time (ratably over the one-year period) as maintenance services are provided. A time-elapsed output method is used to measure progress because we transfer control evenly by providing a stand-ready service. We have determined that this method provides a faithful depiction of the transfer of services to our customers.

We record receivables when we have an unconditional right to receive consideration after the performance obligations are satisfied. As of March 31, 2018, and December 31, 2017, accounts receivable totaled $241,764 and $137,499, respectively. For the three months ended March 31, 2018, we did not incur material impairment losses with respect to our receivables.

See “Note 2 – Revenue Recognition,” in Notes to Financial Statements of this Quarterly Report on Form 10-Q for further discussion.

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

Recent Accounting Developments

See Note 1 - “Summary of Significant Accounting Policies” to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of recent accounting developments.

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties related to the Company, many of which are beyond the Company’s control. The Company’s actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

•	Current negative operating cash flows, including significant investment in our new business areas, past advances to companies with which we have strategic partnerships and the likelihood of additional such advances, as well as uncertain returns or profitability of new businesses;

•	The terms of any further financing, which may be highly dilutive and may include onerous terms;

•	Risks relating to the proposed merger with Helomics, including uncertainty of completion of the merger, additional expenses relating to the merger and devotion of management resources to the merger;

•	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;

•	The impact of competition, the obtaining and maintenance of any necessary regulatory clearances applicable to applications of the Company’s technology;

•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;

•	Risk that we never become profitable if our product is not accepted by potential customers;

•	Possible impact of government regulation and scrutiny;

•	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;

•	Adverse results of any legal proceedings;

•	The volatility of our operating results and financial condition, and,

•	Other specific risks that may be alluded to in this report.

All statements other than statements of historical facts, included in this report regarding the Company’s growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will”, “may”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. The Company does not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable the Company cannot assure potential investors that these plans, intentions or expectations will be achieved. The Company discloses important factors that could cause the Company’s actual results to differ materially from its expectations in the “Risk Factors” section and elsewhere our Annual Report on Form 10-K for the year ended December 31, 2017 and in item 1A of Part II below. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

In addition to the other information set forth in the Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). The following risk factors supplement the risk factors discussed in the 2017 Form 10-K.

Risks Related to the Proposed Merger With Helomics Holding Corporation (the “Merger”)

We may not complete the Merger, which could negatively impact the Company’s stock price and future operations.

Completion of the Merger is subject to execution of a definitive merger agreement and certain conditions to closing. If the Merger is not completed for any reason, including approval of the listing of the common stock by NASDAQ, Helomics and the Company may each be subjected to a number of material risks. The price of Company common stock may decline to the extent that the current market price of the Company’s common stock reflect a market assumption that the Merger will be completed. Some costs related to the Merger, such as legal, accounting, filing, printing and mailing, must be paid and expended even if the Merger is not completed. In addition, if the Merger is not completed and the Company’s Board of Directors determines to seek another merger or business combination, there can be no assurance that the Board of Directors will be able to find a partner willing to agree to more attractive terms than those which have been negotiated for in the Merger.

We do not have complete information about Helomics, including audited financial statements.

Our information regarding Helomics consists of preliminary information supplied by Helomics. We do not make any representations about this information. In preparation for closing of the Merger, we will continue our due diligence review of information relating to Helomics, and if our due diligence review is not satisfactory, we will have the right to terminate the merger agreement, in which case the Merger will not occur. Helomics does not currently have audited financial statements but does anticipate that it will have complete audited financial statements at the time of closing of the Merger. The preparation of audited financial statements may result in adjustments to the financial information supplied by Helomics at the time of the Merger, and the adjustments may be material. If the representations and warranties of Helomics in the merger agreement are not accurate, we will have limited ability to seek recovery under any indemnification provisions that may be agreed to by Helomics. If information regarding Helomics proves to be inaccurate in any material respect, this may result in a material adverse effect on our financial condition and results of operations after the closing of the Merger.

The combined company will not be able to continue operating without additional financing.

Both the Company and Helomics have been operating at a loss. In order to continue operating and remain a going concern, the combined company will need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.), and there can be no assurance that it will be successful in such pursuits with terms satisfactory to management and our board of directors. In the past, both companies have actively pursued a variety of funding sources including private offerings and have consummated certain transactions in order to address their respective capital requirements. However, the combined company may not be able to acquire the additional funding necessary to continue operating. Accordingly, if the combined company is unable to generate adequate cash from operations, and if it is unable to find sources of funding, it may be necessary for it to sell one or more lines of business or all or a portion of its assets, enter into a business combination, reduce or eliminate operations, liquidate assets, or seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the combined company’s existing shareholders or that result in its existing shareholders losing all of their investment in the combined company.

The Company may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the Company’s ability to realize the anticipated growth opportunities and synergies from combining the Company and Helomics. The integration of the Company and Helomics will be a time consuming and expensive process and may disrupt their operations if it is not completed in a timely and efficient manner. In addition, the Company may not achieve anticipated synergies or other benefits of the Merger. Following the Merger, the Company and Helomics must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. The combined company may encounter the following integration difficulties, resulting in costs and delays:

•	failure to successfully manage relationships with customers and other important relationships

•	failure of customers to continue using the services of the combined company;

•	difficulties in successfully integrating the management teams and employees of the Company and Helomics;

•	challenges encountered in managing larger operations;

•	losses of key employees;

•	failure to manage the growth and growth strategies of the Company and Helomics;

•	diversion of the attention of management from other ongoing business concerns;

•	incompatibility of technologies and systems;

•	impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the Merger; and

•	incompatibility of business cultures.

If the combined company’s operations after the Merger do not meet the expectations of existing or prospective customers of the Company and Helomics, then these customers and prospective customers may cease doing business with the combined company altogether, which would harm its results of operations, financial condition and business prospects. If the management team is not able to develop strategies and implement a business plan that successfully addresses these difficulties, the Company may not realize the anticipated benefits of the Merger.

Costs associated with the Merger are difficult to estimate, may be higher than expected, and may harm the financial results of the combined company.

Both Helomics and the Company will incur substantial direct transaction costs associated with the Merger and additional costs associated with consolidation and integration of operations. If the total costs of the Merger exceed estimates, or the benefits of the Merger do not exceed the total costs of the Merger, the Company’s consolidated financial results could be adversely affected.

The Merger may result in disruption of the Company’s and Helomics’ existing businesses, distraction of their management and diversion of other resources.

The integration of the Company’s and Helomics’ businesses may divert management time and resources from the main businesses of both companies. After the Merger, management will likely be required to spend significant time integrating Helomics’ and the Company’s operations. This diversion of time and resources could cause the combined business to suffer.

Any delay in completion of the Merger may significantly reduce the benefits expected to be obtained from the Merger.

The Merger is subject to approval of Helomics’ shareholders, and subject to a number of other conditions beyond the control of the Company and Helomics that may prevent, delay or otherwise materially adversely affect its completion. The Company and Helomics cannot predict whether or when these other conditions will be satisfied. Any delay in completing the Merger may significantly reduce the synergies and other benefits that the Company and Helomics expect to achieve if they successfully complete the Merger within the expected timeframe and integrate their respective businesses.

The market price of the Company common stock may decline as a result of the Merger.

The market price of the Company common stock may decline as a result of the Merger if the integration of Helomics’ and the Company’s businesses is unsuccessful or if the costs of implementing the integration are greater than expected. The market price also may decline if the Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts, or shareholders, or if the effect of the Merger on the Company’s financial results is not consistent with the expectations of financial or industry analysts, or shareholders.

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

PRECISION THERAPEUTICS INC.

Date: May 15, 2018	By:	/s/ Carl Schwartz
Carl Schwartz
Chief Executive Officer

Date: May 15, 2018	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

PRECISION THERAPEUTICS INC.

Form 10-Q

The quarterly period ended March 31, 2018

Exhibit No.	Description

10.1	Consulting Agreement dated effective as of April 1, 2018 by and between the Company and Richard Gabriel (filed on April 4, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.