Form 10-Q
period 2018-06-30
Precision Therapeutics Inc.
filed 2018-08-14
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2018, the registrant had 13,398,339 shares of common stock, par value $.01 per share outstanding.

PRECISION THERAPEUTICS INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,004,269	$766,189
Certificates of Deposit	-	244,971

Accounts Receivable	315,327	137,499
Notes Receivable	167,512	667,512
Inventories	244,660	265,045
Prepaid Expense and other assets	275,476	289,966
Total Current Assets	2,007,244	2,371,182

Notes Receivable	1,112,524	1,070,000
Equity Method Investment	581,742	-
Fixed Assets, net	184,385	87,716
Intangibles, net	115,139	95,356
Total Assets	$4,001,034	$3,624,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$165,588	$140,462
Accrued Expenses	455,326	785,215
Deferred Revenue	18,342	6,663

Total Liabilities	639,256	932,340
Commitments and Contingencies	-	-
Stockholders’ Equity:
Series B Convertible Preferred Stock, $.01 par value, 20,000,000 authorized, 79,246 and 79,246 outstanding	792	792
Series C Convertible Preferred Stock, $.01 par value, 20,000,000 authorized, 0 and 647,819 outstanding	-	6,479
Common Stock, $.01 par value, 50,000,000 authorized, 12,089,446 and 6,943,283 outstanding	120,893	69,432
Additional paid-in capital	62,138,569	57,380,256
Accumulated Deficit	(58,898,476)	(54,765,045)

Total Stockholders' Equity	3,361,778	2,691,914

Total Liabilities and Stockholders' Equity	$4,001,034	$3,624,254

See Notes to Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$358,586	$106,822	$770,179	$281,988

Cost of goods sold	108,970	22,010	226,314	59,003

Gross margin	249,616	84,812	543,865	222,985

General and administrative expense	729,528	2,214,705	1,945,670	3,346,777

Operations expense	378,906	182,507	666,496	383,001

Sales and marketing expense	554,084	231,270	1,104,623	378,724

Total Expense	1,662,518	2,628,482	3,716,789	4,108,502

Loss on equity method investment	(960,508)	-	(960,508)	-

Net loss attributable to common shareholders	(2,373,410)	(2,543,670)	(4,133,432)	(3,885,517)

Comprehensive loss	$(2,373,410)	$(2,543,670)	$(4,133,432)	$(3,885,517)

Loss per common share - basic and diluted	$(0.20)	$(0.41)	$(0.36)	$(0.62)

Weighted average shares used in computation - basic and diluted	11,878,490	6,167,689	11,632,221	6,308,554

See Notes to Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

				Common Stock
	Preferred Stock	# Shares Preferred C	# Shares Preferred B	Shares	Amount	Paid-in Capital	Deficit	Other Comprehensive Income	Total
Balance at 12/31/2016	$792	-	79,246	4,564,428	$45,644	$47,894,196	$(47,018,451)	$1,501	$923,682
Shares issued pursuant to the public offering, net				1,750,000	17,500	3,403,688			3,421,188
Shares issued pursuant to the overallotment agreement in the public offering				175,000	1,750	392,000			393,750
Vesting Expense						2,131,821			2,131,821
Reverse shares issued for escrow with GLG Pharma pursuant to the termination agreement				(400,000)	(4,000)				(4,000)
Shares issued pursuant to consulting agreement				100,000	1,000	219,000			220,000
Unrealized (loss) from marketable securities								(1,501)	(1,501)
Net loss						.	(3,885,517)		(3,885,517)
Balance at 6/30/2017	$792	-	79,246	6,189,428	$61,894	$54,040,705	$(50,903,968)	$-	$3,199,423
Balance at 1/1/2018	$7,271	647,819	79,246	6,943,283	$69,432	$57,380,256	$(54,765,045)	$-	$2,691,914
Preferred conversion to common shares pursuant to private placement agreement	(6,479)	(647,819)		589,747	5,897	582			(0)
Shares issued pursuant to S-3 public offering				2,900,000	29,000	2,726,087			2,755,087
Investment pursuant to Helomics 20% acquisition				1,100,000	11,000	1,031,250			1,042,250
E Warrant exercises pursuant to S-3 public offering at $1.00 exercise price per share				88,836	888	87,948			88,836
Shares issued pursuant to S-3 public offering over-allotment option at $0.9497 exercise price per share				215,247	2,153	202,268	1		204,422
Re-priced warrant exercise pursuant to 2016 private investment				252,333	2,523	249,810			252,333
Vesting Expense						460,368			460,368
Net loss							(4,133,432)		(4,133,432)
Balance at 6/30/2018	$792	-	79,246	12,089,446	$120,893	$62,138,569	$(58,898,476)	$-	$3,361,778

See Notes to Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities:
Net loss	$(4,133,432)	$(3,885,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity method investment	960,508	-
Depreciation and amortization	41,062	35,995
Vested stock options and warrants	460,368	2,131,821
Equity instruments issued for management and consulting	-	216,000
Loss from sale of marketable securities	-	(1,837)
Changes in assets and liabilities:
Accounts receivable	(177,828)	(6,085)
Inventories	20,385	30,004
Prepaid expense and other assets	14,490	(39,892)
Accounts payable	25,126	(162,685)
Accrued expenses	(329,889)	(394,767)
Deferred revenue	11,679	6,159
Net cash used in operating activities:	(3,107,531)	(2,070,804)
Cash flow from investing activities:
Proceeds from sale of marketable securities	-	284,665
Purchase of certificates of deposit	-	(2,593,174)
Redemption of certificates of deposit	244,971	-
Advance on notes receivable	(42,524)	-
Purchase of fixed assets	(129,990)	(38,637)
Purchase of intangibles	(27,524)	(1,229)
Net cash provided by (used in) investing activities:	44,933	(2,348,375)

Cash flow from financing activities:
Proceeds from exercise of warrants into common stock	341,169	-
Issuance of common stock	2,959,509	3,814,938
Net cash provided by financing activities	3,300,678	3,814,938

Net increase (decrease) in cash and cash equivalents	238,080	(604,241)
Cash at beginning of period	766,189	1,764,090
Cash at end of period	$1,004,269	$1,159,849
Non-cash transactions:
Conversion of Preferred Stock to Common Stock	$6,479	$-
Equity method investment - Helomics	$1,542,250	$-

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

As of June 30, 2018, the Company had 12,089,446 shares of common stock outstanding, par value $.01 per share. The Company is a healthcare company that provides personalized medicine solution and medical devices in two main areas: (1) precision medicine, which aims to apply artificial intelligence to personalized medicine and drug discovery; and (2) the Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of proprietary cleaning fluid and filters to users of its systems. In April 2009, the Company received 510(k) clearance from the FDA to authorize the Company to market and sell its STREAMWAY System products.

The Company acquired 25% of the capital stock of Helomics Holding Corporation (“Helomics”), in transactions in the first quarter of 2018, and in April 2018 the Company entered into a letter of intent for a proposed merger transaction to acquire the remaining ownership of Helomics. In June 2018, the Company and Helomics entered into a definitive merger agreement – see Note 4. The Company’s precision medicine services – designed to use artificial intelligence and a comprehensive disease database to improve the effectiveness of cancer therapy – were launched with the Company’s investment in Helomics. Helomics’ precision oncology services are based on its D-CHIP™ diagnostic platform, which combines a database of genomic and drug response profiles from over 149,000 tumors with an artificial intelligence based searchable bioinformatics platform. Once a patient’s tumor is excised and analyzed, the D-CHIP platform compares the tumor profile with its database, and using its extensive drug response data, provides a specific therapeutic roadmap. In addition, the Company has formed a wholly-owned subsidiary, TumorGenesis Inc., to develop the next generation, patient derived tumor models for precision cancer therapy and drug development. TumorGenesis Inc., formed during the first quarter, is presented as part of the condensed consolidated financial statements (“financial statements”).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations and has an accumulated deficit of $58,898,477. The Company does not expect to generate sufficient operating revenue to sustain its operations in the near-term. The Company had cash and cash equivalents of $1,004,269 as of June 30, 2018 and needs to raise significant additional capital to meet its operating needs, and therefore there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception to June 30, 2018, the Company has raised approximately $35,840,380 in equity offerings, inclusive of (1) $2,055,000 from a private placement of Series A Convertible Preferred Stock, (2) $13,555,003 from the public offering of Units, (3) $1,739,770 from a registered direct offering, (4) $3,937,500 plus an overallotment of $358,312 from a firm commitment underwritten public offering, (5) $1,300,000 from a private placement of Series C Convertible Preferred Stock, (6) $2,755,000 from a firm commitment underwritten public offering, and (7) $5,685,000 in debt financing.

Interim Financial Statements

The Company has prepared the unaudited interim financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which in the opinion of management, are necessary to present fairly the Company’s position, the results of its operations and its cash flows for the interim periods. These interim financial statements reflect all intercompany eliminations. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto contained in the Form 10-K filed with the SEC on April 2, 2018. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard on January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior-period amounts have not been retrospectively adjusted and continue to be reported in accordance with Topic 605, Revenue Recognition. Based upon the Company’s contracts which were not completed as of December 31, 2017, the Company was not required to make an adjustment to the opening balance of retained earnings as of January 1, 2018, and there was no material impact. See Note 3 for further discussion.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The Company adopted the standard as of January 1, 2018. As of June 30, 2018, there is no material impact on the Company’s financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact that the updated standard will have on the Company’s financial statements.

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

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	June 30, 2018	December 31, 2017

Finished goods	$31,782	$62,932
Raw materials	168,735	141,028
Work-In-Process	44,143	61,085
Total	$244,660	$265,045

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		3
Manufacturing tooling	3	-	7
Demo equipment		3

The Company’s fixed assets consist of the following:

	June 30, 2018	December 31, 2017
Computers and office equipment	$201,123	$183,528
Leasehold improvements	122,188	25,635
Manufacturing tooling	108,955	108,955
Demo equipment	59,210	43,368
Total	491,476	361,486
Less: Accumulated depreciation	307,091	273,770
Total Fixed Assets, Net	$184,385	$87,716

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Depreciation expense was $18,825 and $33,321 in the three and six months ended June 30, 2018 and was $14,519 and $30,204 for the three and six months ended June 30, 2017.

Intangible Assets

Intangible assets consist of trademarks and patent costs. Amortization expense was $4,070 and $7,741 in the three and six months ended June 30, 2018 and was $2,902 and $5,790 in the three and six months ended June 30, 2017. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified.

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

Offering Costs

Costs incurred which are direct and incremental to an offering of the Company’s securities are deferred and charged against the proceeds of the offering, unless such costs are deemed to be insignificant in which case they are expensed as incurred.

Patents and Intellectual Property

On January 25, 2014, the Company filed a non-provisional Patent Cooperation Treaty (“PCT”) Application No. PCT/US2014/013081 claiming priority from the U.S. Provisional Patent Application, number 61756763 which was filed one year earlier on January 25, 2013. The “PCT” allows an applicant to file a single patent application to seek patent protection for an invention simultaneously in each of the 148 countries of the PCT, including the United States. Filing this single “international” patent application through the PCT is easier and more cost effective than filing separate applications directly with each national or regional patent office in which patent protection is desired.

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

In July 2015, the Company filed an international PCT patent application for its fluid waste collection system and received a favorable determination by the International Searching Authority finding that all of the claims satisfy the requirements for novelty, inventive step and industrial applicability.  The Company anticipates that the favorable International Search Report will result in allowance of its various national applications.

The United States Patent Office has assigned application #14/763,459 to the Company’s previously filed PCT application.

As of November 22, 2017, the Company was informed that the European Patent Office has allowed all claims for application #14743665.3-1651 and has sent a Notice of Intent to Grant. The Company is now in the process of identifying the key European countries that it will validate the patent in.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has a credit risk concentration because of depositing $794,125 of funds in excess of insurance limits in a single bank.

Segments

The Company operates in two segments for the sale of its medical device and consumable products. Substantially all the Company’s assets, revenues, and expenses for the three and six months ended June 30, 2018 and 2017 were located at or derived from operations in the United States. There was $3,178 and $0 in revenues from sales outside the United States during the three-month period of 2018 and 2017, respectively; and $5,866 and $26,662 in revenues from sales outside of the United States during the first six months of 2018 and 2017, respectively.

Risks and Uncertainties

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the FDA and other governmental agencies.

NOTE 2 – EQUITY METHOD INVESTMENT

The Company has an equity method investment in Helomics. The unaudited six-month condensed statement of operations is as follows:

Helomics Holdings Corporation

For the Six Months Ended
June 30, 2018
Revenue	$118,697

Gross margin	$(25,539)

Net loss from continuing operations	$(4,285,054)

Net loss to investee	$(3,324,546)[1]

1The loss to investee was calculated at 80% for the initial period of ownership, January 11, 2018 – February 27, 2018, and then at 75% for the remainder of the six-month period at the current equity investment percentage owned by the Company.

Helomics’ first six months included diagnostic revenue only. The contract research organization and D-CHIP Artificial Intelligence products are in the process of launching and have therefore not yet generated any revenues. Additionally, there was a $1.2M one-time expense for the conversion of notes payable into new notes that carry interest and warrants.

NOTE 3 – REVENUE RECOGNITION

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

Customers may also purchase a maintenance plan from the Company, which requires the Company to service the STREAMWAY System for a period of one year subsequent to the one-year anniversary date of the original STREAMWAY System invoice. The maintenance plan is considered a separate performance obligation from the product sale, is charged separately from the product sale, and is recognized over time (ratably over the one-year period) as maintenance services are provided. A time-elapsed output method is used to measure progress because the Company transfers control evenly by providing a stand-ready service. The Company has determined that this method provides a faithful depiction of the transfer of services to its customers.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of June 30, 2018, and December 31, 2017, accounts receivable totaled $315,327 and $137,499, respectively. For the three and six months ended June 30, 2018, the Company did not incur material impairment losses with respect to its receivables.

The Company deferred revenues related primarily to maintenance plans of $18,342 and $6,663 as of June 30, 2018 and December 31, 2017, respectively.

Practical Expedients

The Company has elected the practical expedient not to determine whether contracts with customers contain significant financing components.

NOTE 4 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

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

Share Exchange Agreement With Helomics

On January 11, 2018, the Company entered into a share exchange agreement with Helomics Holding Corporation (“Helomics”). Pursuant to the share exchange agreement, Helomics issued 2,500,000 shares of its Series A Preferred Stock in exchange for 1,100,000 shares of common stock. Under the share exchange agreement, in March 2018 the Company converted $500,000 in secured notes into another 5% of Helomics’ outstanding shares, which resulted in the Company owning 25% of Helomics outstanding stock. The secured notes are related to the Company’s previous loans of $500,000 to Helomics. The 1,100,000 shares are being held in escrow by Corporate Stock Transfer, Inc. as escrow agent. While the Precision Therapeutic shares are held in escrow, they will be voted as directed by the Company’s board of directors and management. The Precision Therapeutic shares will be released to Helomics following a determination that Helomics’ revenues in any 12-month period have been equal or greater than $8,000,000. The Helomics Preferred Stock issued to the Company is convertible into an aggregate of 20% of the outstanding capital stock of Helomics. In addition, the terms of the Helomics Preferred Stock include certain protective provisions that require consent of the Company before Helomics may take certain actions, including issuing preferred stock senior to the Helomics Preferred Stock or entering into fundamental corporate transactions. The Company also has certain anti-dilution protections and the right to receive dividends.

Merger Agreement with Helomics

On June 28, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Helomics and certain other entities. The Merger Agreement contemplates a reverse triangular merger with Helomics surviving the merger and becoming a wholly-owned operating subsidiary of the Company (the “Merger”). At the time of the Merger, all outstanding shares of Helomics stock not already held by the Company will be converted into the right to receive a proportionate share of 7.5 million shares of newly issued common stock in the Company (“Merger Shares”), in addition to the 1.1 million shares of the Company’s common stock already issued to Helomics for the Company’s initial 20% ownership in Helomics. Additionally, 860,000 shares of the merger consideration are to be held in escrow for 18 months to satisfy indemnification claims. Helomics currently has outstanding $7.6 million in promissory notes and warrants to purchase 18.7 million shares at an exercise price of $1.00 per share of Helomics common stock held by the investors in the promissory notes. As a result of the Merger, the holders of said promissory notes and warrants would be entitled to additional warrants to purchase up to 5.0 million additional shares of Helomics common stock at an exercise price of $1.00 per share. Helomics agrees to use commercially reasonable efforts to cause the holder of each such promissory note to enter into an agreement whereby such holder agrees that, effective upon the closing of the Merger, (a) all or a certain portion of the indebtedness evidenced by such promissory note shall be converted into common stock in the Company, (b) all of such holder’s Helomics’ warrants shall be converted into warrants of the Company, and (c) the unconverted portion of said indebtedness shall be converted into a promissory note issued by the Company dated as of the closing of the Merger. The Merger is expressly conditioned on the holders of at least 75% of the $7.6 million in outstanding Helomics promissory notes agreeing to such an exchange (and the parties contemplate that each Helomics warrant will be exchanged for a Company warrant at a ratio of 0.6 Precision warrants for each Helomics warrant, with an exercise price of $1.00 per share. If all holders of such notes agreed to the exchange with respect to the full balance of the notes, such holders would receive an aggregate estimated 23.7 million shares of the Company’s common stock and warrants to purchase an additional 14.2 million shares of the Company’s common stock at $1.00 per share. In addition, Helomics currently has 995,000 warrants held by other parties at an exercise price of $0.01 per share of Helomics common stock. It is contemplated that these warrants will be exchanged at the time of the closing of the Merger for warrants to purchase 597,000 shares of Precision common stock at $0.01 per share.

Completion of the Merger is subject to customary closing conditions including the approval of the Merger by the stockholders of both companies and other conditions. The Merger Agreement likewise contains customary representations, warranties and covenants, including covenants obligating each of the Company and Helomics to continue to conduct their respective businesses in the ordinary course, and to provide reasonable access to each other’s information. Finally, the Merger Agreement contains certain termination rights in favor of each of the Company and Helomics.

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

For grants of stock option and warrants in 2018 the Company used 2.33% to 3.00% risk free interest rate, 0% dividend rate, 59% to 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $0.4816 to $1.0044 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2016	165,643	$11.22	871,101	$52.22

Issued	2,612,070	1.45	1,082,946	1.49
Expired	(12,730)	10.39	(2,790)	281.46
Exercised	-	-	-	-

Outstanding at December 31, 2017	2,764,983	$2.00	1,951,257	$23.74

Issued	482,402	1.11	957,000	1.00
Expired	(127,130)	2.22	(10,706)	199.55
Exercised	-	-	(341,169)	1.00

Outstanding at June 30, 2018	3,120,255	$1.85	2,556,382	$5.97

At June 30, 2018, 2,154,442 stock options are fully vested and currently exercisable with a weighted average exercise price of $2.05 and a weighted average remaining term of 9.40 years. There are 2,556,382 warrants that are fully vested and exercisable. Stock-based compensation recognized for the six months ended June 2018 and June 2017 was $460,368 and $(18,276), respectively. The Company has $997,772 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 16 months.

The following summarizes the status of options and warrants outstanding at June 30, 2018:

Range of Prices	Shares	Weighted Remaining Life
Options
$0.91	10,000	9.80
$0.965	3,000	9.88
$0.97	191,753	9.52
$1.01	124,358	9.51
$1.10	22,730	9.76
$1.13	143,807	10.00
$1.35	111,112	9.71
$1.454	17,200	9.26
$1.47	2,373,226	8.99
$2.10	14,286	8.76
$2.25	293	8.16
$2.42	20,640	8.14
$2.80	57,145	8.51
$3.75	3,998	8.01
$4.125	3,636	8.26
$4.1975	7,147	8.22
$4.25	3,529	7.76
$5.125	3,902	8.19
$65.75	190	7.32
$73.50	1,157	7.51
$77.50	2,323	7.01
$80.25	187	7.26
$86.25	232	6.76
$131.25	81	4.19
$148.125	928	4.72
$150.00	1,760	4.13
$162.50	123	6.51
$206.25	121	6.26
$248.4375	121	5.04
$262.50	130	5.04
$281.25	529	4.55
$318.75	3	4.86
$346.875	72	5.76
$431.25	306	5.69
$506.25	188	5.51
$596.25	42	5.25

	3,120,255

Warrants
$1.00	1,372,828	4.36
$1.07	697,946	4.35
$2.25	385,000	3.57
$123.75	94,084	2.17
$243.75	2,529	1.10
$309.375	2,850	1.11
$309.50	222	1.36
$506.25	59	0.63
$609.375	862	0.60
	2,556,382

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

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of June 30, 2018 by year of grant:

Stock Options:
Year	Shares	Price
2011	173		$281.25
2012	1,841	131.25	–	150.00
2013	1,553	148.13	–	596.25
2014	836	162.50	–	431.25
2015	4,088	65.75	–	86.25
2016	100,292	2.25	–	5.13
2017	2,529,070	1.01	–	2.10
2018	482,402	0.91	–	1.35
Total	3,120,255	$0.91	–	$596.25

Warrants:
Year	Shares	Price
2014	6,455	$243.75	–	$609.38
2015	94,151	0.00	–	243.75
2016	504,666		1.00
2017	1,082,946	1.07	–	2.25
2018	868,164		1.00
Total	2,556,382	$0.00	–	$609.38

NOTE 5 – NOTES RECEIVABLE

In July 2017, the Company began to advance funds to CytoBioscience for working capital for CytoBioscience’s business. All the notes receivable bear simple interest at 8% and were due in full on December 31, 2017. All the notes are covered by a security interest in all of CytoBioscience’s accounts receivable and related rights in connection with all of the advances. The principal amount of the secured promissory notes receivable from CytoBioscience totaled $1,070,000 as of December 31, 2017. In March 2018, the Company executed a new note replacing all previous CytoBioscience notes for $1,112,524, plus interest paid monthly at the per annum rate of (8%) on the principal amount. The secured note has a term of two years with the unpaid principal and unpaid accrued interest due and payable on February 28, 2020.

In October 2017, the Company advanced $600,000 for working capital for Helomics’ business. Additionally, in December 2017, the Company advanced $67,512 to De Lage Landen as fifty percent (50%) down payment for a lease to purchase certain equipment. The note is covered by a security interest in certain equipment of Helomics. In March 2018, the Company converted $500,000 of the note receivable into 833,333 shares of common stock for an additional 5% interest in Helomics Corporation. The Company now has an equity stake in Helomics totaling 25%. The Company is currently negotiating terms for payment on the remaining $167,512 plus interest. Upon completion of the merger with Helomics the note would be eliminated on a consolidated basis.

NOTE 6 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net loss available in basic and diluted calculation	$(2,373,410)	$(2,543,670)	$(4,133,432)	$(3,885,517)
Comprehensive loss	(2,373,410)	(2,543,670)	(4,133,432)	(3,885,517)
Denominator:
Weighted average common shares outstanding-basic	11,878,490	6,167,689	11,632,221	6,308,554

Effect of diluted stock options, warrants and preferred stock (1)	-	-	-	-

Weighted average common shares outstanding-basic	11,878,490	6,167,689	11,632,221	6,308,554

Loss per common share-basic and diluted	$(0.20)	$(0.41)	$(0.36)	$(0.62)

(1) The number of shares underlying options and warrants outstanding as of June 30, 2018 and June 30, 2017 are 5,676,637 and 3,850,878, respectively. The number of shares underlying the preferred stock as of June 30, 2018 is 79,246. The effect of the shares that would be issued upon exercise of such options, warrants and preferred stock has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements.

In April 2018, one of the Company’s directors, Richard L. Gabriel, executed a six-month consulting contract to help guide operations for the Company’s wholly-owned subsidiary TumorGenesis. Under the terms of the agreement Mr. Gabriel will receive $12,000 monthly cash payment. In addition, Mr. Gabriel will receive a grant of 240,000 performance-based restricted stock units (“RSU’s”) under the Company’s Amended and Restated 2012 Stock Incentive Plan, with the vesting and payment of the RSU’s based on performance milestones as set forth in the agreement.

NOTE 8 – SUBSEQUENT EVENTS

On July 13, 2017, the Company received letters from an attorney on behalf of stockholders alleging that a proposal seeking stockholder approval of various amendments to the Company’s Amended and Restated 2012 Stock Incentive Plan (the “Plan”), including an increase in the shares reserved under the Plan, which was voted on by the Company’s stockholders at its 2016 annual stockholders’ meeting on July 28, 2016, was not duly approved under the applicable voting standard. The Company cured the situation promptly by responsive actions, and in December 2017, the stockholders approved an amendment to the Plan in compliance with the applicable voting standard. In July 2018, the Company settled all legal claims there is no further liability remaining.

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

We are a healthcare products and services company that is expanding its business to take advantage of emerging areas of the dynamic healthcare market through sales of its products, through its partnership with Helomics Holding Corporation (“Helomics”) a pioneering Contract Research Organization (“CRO”) Services company and through pursuit of other strategic relationships to build value. In our STREAMWAY business, we manufacture an environmentally-conscious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care.   Since our inception in 2002, we have invested significant resources into product development.  We believe that our success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to our wall-mounted Fluid Management System (“System”) and use of our proprietary cleaning solution and bifurcated filter. We have acquired 25% of the capital stock of Helomics, and on June 28, 2018, we entered into a definitive merger agreement for a proposed merger transaction to acquire the remaining ownership of Helomics. See “Merger Agreement with Helomics” below. In addition, we have formed a wholly-owned subsidiary, TumorGenesis Inc., to develop the next generation, patient derived tumor models for precision cancer therapy and drug development.

We currently have a Vice President of Sales, one in house sales person, five regional sales managers, and a Vice President of International Sales to sell the STREAMWAY System. In the third quarter we hired two additional regional sales managers representing the Company in the United States. We have hired a regional sales representative in the quarter ended March 31, 2018 to sell the STREAMWAY in Germany. We have also hired 3 independent contractors to further represent the Company in certain regions of the United States. We have contracted with two General Purchasing Organizations in the United States, Vizient and Intalere, providing customer exposure to more than 10,000 hospitals. The Company has contracted with Alliant Enterprises, LLC, a Service Disabled Veterans Owned Small Business supplier to the federal government. We have executed contracts with three international distributors. Quadromed, a Canadian distributor will represent us throughout Canada over the next two years, with annual automatic renewals. MediBridge Sarl, a Swiss distributor will represent us in Switzerland over the next two years, with annual automatic renewals. Device Technologies Australia PTY LTD, an Australian distributor will represent us throughout Australia, New Zealand, Fiji and the Pacific Islands over the next five years with annual automatic renewals.

Since inception, we have been unprofitable. We incurred net losses of approximately $2.4 million and $4.1 million for the three and six months ended June 30, 2018, and $2.5 million and $3.9 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, and June 30, 2017, we had an accumulated deficit of approximately $58.9 million and $50.9 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY System and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

In the first quarter of 2014, the Company commenced sales of an updated version of the STREAMWAY System, which provide a number of enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. This updated version utilizes improved technology, including the capability for continuous flow and continuous suctioning, as covered by our provisional patent application filed in 2013 and our non-provisional patent application filed in January 2014. We have sold one hundred thirty-two STREAMWAY units through June 2018 and have since sold another two units for a total of one hundred thirty-four units to date.

In making sales of STREAMWAY System units, we often utilize trial-based units. Trial basis units are either installed in or hung on the hospital room wall. The unit is connected to the hospital plumbing and sewer systems, as well as, the hospital vacuum system. The unit remains on the customer site for 2 – 4 weeks, as contracted, at no cost to the customer. However, the customer does purchase the disposable kits necessary to effectively operate the units. Once the trial period has expired the unit is either returned to the Company or purchased by the customer. If purchased, at that time, the Company invoices the customer based upon a contracted price negotiated prior to the trial.

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Liquidity, Plan of Financing and Going Concern Qualification” and “Liquidity and Capital Resources – Financing Transactions” below.

Our future cash requirements and the adequacy of available funds depend on our ability to sell our products and the availability of future financing to fulfill our business plans. We have committed significant capital and management resources to developing our contract research organization (“CRO”) business and other new business areas, including advancing $668,000 to Helomics and $1,070,000 to CytoBioscience. In addition, we have increased our expenditures to develop the business of our TumorGenesis subsidiary, to pursue a new rapid approach to growing tumors in the laboratory. It is likely that we will make further investments and advances in other businesses as we develop our CRO business and other business models. Upon completion of the Helomics merger, we expect that our operating cash needs will increase significantly. See “Plan of Financing; Going Concern Qualification” below.

As a company, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Merger Agreement with Helomics

On June 28, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Helomics and certain other entities. The Merger (as defined below) will provide the Company with full access to Helomics’ suite of Artificial Intelligence (AI), precision diagnostic and integrated CRO capabilities, which improve patient care and advance the development of innovative clinical products and technologies for the treatment of cancers. Helomics’ precision oncology services are based on its D-CHIP diagnostic platform, which combines a database of genomic and drug response profiles from over 149,000 tumors with an AI based searchable bioinformatics platform. The Merger Agreement contemplates a reverse triangular merger with Helomics surviving the merger with Merger Sub and becoming a wholly-owned operating subsidiary of the Company (the “Merger”). At the time of the Merger, all outstanding shares of Helomics stock not already held by the Company will be converted into the right to receive a proportionate share of 7.5 million shares of newly issued common stock in the Company (“Merger Shares”), in addition to the 1.1 million shares of the Company’s common stock already issued to Helomics for the Company’s initial 20% ownership in Helomics. Additionally, 860,000 shares of the merger consideration are to be held in escrow for 18 months to satisfy indemnification claims. Helomics’ management team is expected to remain in their respective leadership positions at Helomics and to manage the existing TumorGenesis operations.

Helomics currently has outstanding $7.6 million in promissory notes and warrants to purchase 18.7 million shares at an exercise price of $1.00 per share of Helomics common stock held by the investors in the notes. As a result of the Merger, the holders of said promissory notes and warrants will be entitled to additional warrants to purchase up to 5 million additional shares of Helomics common stock at an exercise price of $1.00 per share. Helomics agrees to use commercially reasonable efforts to cause the holder of each such promissory note to enter into an agreement whereby such holder agrees that, effective upon the closing of the Merger, (a) all or a certain portion of the indebtedness evidenced by such promissory note shall be converted into common stock in the Company, (b) all of such holder’s Helomics’ warrants shall be converted into warrants of the Company, and (c) the unconverted portion of said indebtedness shall be converted into a promissory note issued by the Company dated as of the closing of the Merger. The Merger is expressly conditioned on the holders of at least 75% of the $7.6 million in outstanding Helomics promissory notes agreeing to such an exchange (and the parties contemplate that each Helomics warrant will be exchanged for a Company warrant at a ratio of 0.6 Precision warrants for each Helomics warrant, with an exercise price of $1.00 per share. If all holders of such notes agreed to the exchange with respect to the full balance of the notes, such holders would receive an aggregate estimated 23.7 million shares of the Company’s common stock and warrants to purchase an additional 14.2 million shares of the Company’s common stock at $1.00 per share. The common stock issuable upon exercise of the Company warrants will be registered in connection with the Merger. In addition, Helomics currently has 995,000 warrants held by other parties at an exercise price of $0.01 per share of Helomics common stock. It is contemplated that these warrants will be exchanged at the time of the closing of the Merger for warrants to purchase 597,000 shares of the Company’s common stock at $0.01 per share. The Merger Agreement also obligates the Company to approve, prior to the closing of the Merger, the grant of stock options exercisable for an aggregate of 900,000 shares of common stock in the Company under the Company’s existing equity plan to the employees and consultants of Helomics designated by Helomics, according to the allocation determined by Helomics in good faith consultation with the Company.

Completion of the Merger is also subject to (i) customary closing conditions including the approval of the Merger by the stockholders of both companies, (ii) certain materiality-based exceptions, (iii) the accuracy of the representations and warranties made by, and the compliance or performance of the obligations of, each of the Company and Helomics set forth in the Merger Agreement, (iv) satisfactory results of the Company’s due diligence of Helomics, and (v) satisfactory results of Helomics’ due diligence of the Company. The Merger Agreement likewise contains customary representations, warranties and covenants, including covenants obligating each of the Company and Helomics to continue to conduct their respective businesses in the ordinary course, and to provide reasonable access to each other’s information. Finally, the Merger Agreement contains certain termination rights in favor of each of the Company and Helomics.

Minority Investment in Helomics

On January 11, 2018, the Company engaged in a share exchange transaction with Helomics in which the Company acquired beneficial ownership of 20% of Helomics’ outstanding stock. On February 27, 2018, the Company exchanged $500,000 in promissory notes of Helomics for an addition 5% of Helomics’ stock. As a result, the Company is required to record net income or loss to investee, based on a percentage of the net income or loss equal to the Company’s percentage ownership.

Helomics experienced a net loss from continuing operations of $4,285,054, for the six-month period ended June 30, 2018. As a result, the Company recorded net loss to the Company of $960,508 for the six-month period ended June 30, 2018. Helomics’ net loss included a one-time expense of $1,153,998 related to the conversion of non-interest bearing convertible notes payable for non-convertible notes that bear interest and additional warrants. The remainder of Helomics’ loss is due to a reduction of revenue by reserving a substantial amount of third party revenue from insurance companies on diagnostic income. The second half of the year is expected to include CRO and D-CHIP revenues that are expected to increase Helomics’ revenues and reduce losses. Helomics is a development stage company that may experience losses in future periods that will result in net loss to investor. Due to the Company’s minority investment, such Helomics’ losses may have a material adverse effect on the Company’s financial position and results of operations for such future periods.

Results of Operations

Revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Difference	% Difference	2018	2017	$ Difference	% Difference
Revenue	$358,586	$106,822	$251,764	236%	$770,179	$281,988	$488,191	173%

There were 25 sales of STREAMWAY units in the in the six months ended June 30, 2018, compared to 3 sales of STREAMWAY units in the comparable 2017 period. We expect that our strategy of hiring additional sales representatives will have a greater revenue effect in the future quarters.

Cost of sales. Cost of sales was $109,000 in the three months ended June 30, 2018 and $22,000 in the three months ended June 30, 2017. Cost of sales was $226,000 in the six months ended June 30, 2018 and $59,000 in the six months ended June 30, 2018. The gross profit margin was approximately 71% in the six months ended June 30, 2018, compared to 79% in the prior year. Our margins were reduced in 2018 due to higher costs. Eventually, we expect increased sales to allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution, which we expect to improve our margins.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses decreased by $1,485,000 for the three months ended June 30, 2018 compared to the 2017 period. The decrease in the three-month period is primarily from investors stock compensation $1,662,000 in the 2017 period due to our registered direct offering in November 2016 with warrants that vested in 2017, and for amendments to stock options in 2017; and from consulting expenses in 2017, including $220,000 paid by issuing shares of stock to a consulting firm to assist in sales, placements, company acquisitions, and hiring product distributors. Offsets in 2018 were from an increase in stock based compensation due to vesting expense for employees, $209,000; increases in investor relations expenses, $75,000 due to hiring additional analysts and investor relations firms; increases in legal fees toward merger and acquisition activity, $42,000; increases in audit and accounting fees due to engaging a new audit firm, $49,000; and, an increase in personnel recruiting fees, $19,000.

General & Administrative expenses decreased by $1,401,000 for the six months ended June 30, 2018 compared to the 2017 period. The decrease in the six-month period is primarily from investors stock compensation $2,150,000 in the 2017 period due to our registered direct offering in November 2016 with warrants that vested in 2017, and for amendments to stock options in 2017; and from consulting expenses in 2017, including $220,000 paid by issuing shares of stock to a consulting firm to assist in sales, placements, company acquisitions, and hiring product distributors; and $42,000 due to an overpayment of taxes in 2017. Offsets in 2018 were from investor relations, $494,000 due to expenses related to private and public offerings and from hiring additional analysts and investor relations firms; from an increase in stock based compensation due to vesting expense for employees, $252,000; increases in legal fees toward merger and acquisition activity, $178,000; increases in audit and accounting fees due to engaging a new audit firm, $39,000; increases in personnel recruiting fees, $28,000; and payroll, taxes and benefits, $15,000.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased by $196,000 in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Increases consisted of $94,000 in stock based compensation for employee options; $55,000 in research & development; $21,000 in consulting due to TumorGenesis build-up; $15,000 toward testing for new STREAMWAY parts development; and $6,000 due to increased travel for technical support.

Operations expense increased by $283,000 in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Increases consisted of $145,000 in stock based compensation for employee options; $65,000 in research & development; $27,000 in consulting due to TumorGenesis build-up; $17,000 toward testing for new STREAMWAY parts development; and, from $27,000 in salary increases for new employees.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased by $323,000 in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in 2018 resulted from $93,000 in salaries, payroll taxes and benefits for full year to date effect of increased sales staff; $48,000 for stock based compensation for employee options; $45,000 due to increased commissions due to higher sales in 2018; $45,000 in increased travel to reach more customers; $38,000 in public relations from hiring a new firm; $19,000 in sales bonuses towards increased sales achievements; $20,000 in market research from producing strategic market development report; $13,000 for increased trade show attendance; and $10,000 toward new website development. An offset was for $15,000 in reduced consulting expenses.

Sales and marketing expenses increased by $726,000 in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in 2018 resulted from $185,000 in salaries, payroll taxes and benefits for full year to date effect of increased sales staff; $82,000 for stock based compensation for employee options; $111,000 due to increased commissions due to higher sales in 2018; $79,000 in increased travel to reach more customers; $73,000 in public relations from hiring a new firm; $19,000 in sales bonuses towards increased sales achievements; $40,000 in market research from producing strategic market development report; $16,000 for increased trade show attendance; and $125,000 toward new website development. An offset was for $11,000 in reduced consulting expenses.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $3,107,529 for the six months ended June 30, 2018 compared with net cash used of $2,070,804 for the 2017 period. Cash used increased by $1,037,000 in the 2018 period primarily because the cash used in the 2017 period was partially offset by non-cash expenses relating to vested options and warrants and equity instruments issued for management and consulting.

Cash flows provided by investing activities was $44,933 for the six months ended June 30, 2018 and used in investing activities was $2,348,375 for the six months ended June 30, 2017.  The Company redeemed certificates of deposit, which was offset by an increase in notes receivable, fixed assets and intangible asset purchases.

Net cash provided by financing activities was $3,300,676 for the six months ended June 30, 2018 compared to net cash provided of $3,814,938 for the six months ended June 30, 2017. The cash provided came from the net proceeds of the January 2018 public offering and the over-allotment option exercise by the underwriter.

Capital Resources

Our cash and cash equivalents were approximately $1,004,000 as of June 30, 2018. We had a cash balance of $453,000 as of June 30, 2018, with the remainder of our cash equivalents in money market accounts. Since our inception, we have incurred significant losses. As of June 30, 2018, we had an accumulated deficit of approximately $58,900,000.

From inception to June 30, 2018, our operations have been funded through a bank loan and private convertible debt of approximately $5,435,000 and equity investments totaling approximately $35,840,000.

In the first six months of 2018, we recognized $770,000 in revenues.

Plan of Financing; Going Concern Qualification

As a result of the factors below, we believe there is a substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern.

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $58.9 million as of June 30, 2018. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding) and various public and private offerings. The Company has raised approximately $35,840,380 in equity offerings, inclusive of (1) $2,055,000 from a private placement of Series A Convertible Preferred Stock, (2) $13,555,003 from the public offering of Units, (3) $1,739,770 from a registered direct offering, (4) $3,937,500 plus an overallotment of $358,312 from a firm commitment underwritten public offering, (5) $1,300,000 from a private placement of Series C Convertible Preferred Stock, (6) $2,755,000 from a firm commitment underwritten public offering, and (7) $5,685,000 in debt financing.

We have not achieved profitability and anticipate that we will continue to incur net losses at least for the foreseeable future.

We had revenues of $770,000 in the first six months of 2018, but we had negative operating cash flows of $3.1 million. The negative cash flow is heavily impacted by our first half loss, which was largely made up of $761,000 of expenses in investor relations which includes the public offering completed in 2018 and a final cash payment of approximately $189,000 for conversion of our convertible preferred stock issued in the private placement in November 2017, plus hiring additional investor relations firms; vesting expenses for employee options totaling $460,000, a one-time expense for $125,000 to develop our new website, and increases in sales and marketing expenses of $726,000 toward expanding our sales team and global coverage. Our cash balance was $452,838 as of June 30, 2018, with an additional $551,000 in cash equivalents, and our accounts payable and accrued expenses were an aggregate $621,000. We are currently incurring negative operating cash flows of approximately $385,000 per month, though the first half operated at a higher rate due to unusual expenses. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

We will require additional funding to finance our CRO business and other new business areas, as well as ongoing operating expenses of our STREAMWAY business and investment in our sales organization and new product development and pursuit of sales in the international marketplace. We have committed significant capital and management resources to developing our CRO business and other new business areas, and we intend to continue to devote significant management resources to new businesses. We will incur approximately $70,000 per month in expenses relating to launching the TumorGenesis business. In addition, in 2017, we provided $668,000 in financing to Helomics, of which $500,000 in principal amount has been converted into an equity interest in Helomics and $168,000 in principal amount is subject to secured notes that remain outstanding. In addition, in August 2017, we entered into a merger agreement with CytoBioscience, which was subsequently terminated in November 2017. From July 2017 through November 2017, we advanced $1,070,000 to CytoBioscience in the form of secured notes, which are still outstanding. In addition, we have increased our expenditures to develop the business of our TumorGenesis subsidiary, to pursue a new rapid approach to growing tumors in the laboratory. It is likely that we will make further investments and advances in other businesses as we develop our CRO business and other business models. Upon completion of the Helomics merger, we expect that our operating cash needs will increase significantly. There can be no assurance that any of the outstanding balances of our existing promissory notes or future advances will be repaid. Further, there is no assurance that our equity investment in Helomics or other investments in new businesses will result in significant value for the Company. Therefore, we could invest significant capital in other business enterprises with no certainty when or whether we will realize a return on these investments. Investments in cash will deplete our capital resources, meaning that we will be required to raise significant amounts of new capital. There is no assurance that we will be successful in raising sufficient capital, and the terms of any such financing will be dilutive to our stockholders. We may also acquire technologies or companies by issuing stock or other equity securities rather than or in addition to payment of cash, which may have the result of diluting the investment of our stockholders. Further, the energy and resources of our officers and personnel are being substantially diverted to these new lines of business, which are unproven. If these businesses are unsuccessful or require too great of a financial investment to be profitable, our business may fail regardless of the level of success of our STREAMWAY business.

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

Accounting Standards

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

Customers may also purchase a maintenance plan from the Company, which requires that we service the STREAMWAY System for a period of one year subsequent to the one-year anniversary date of the original STREAMWAY System invoice. The maintenance plan is considered a separate performance obligation from the product sale, is charged separately from the product sale, and is recognized over time (ratably over the one-year period) as maintenance services are provided. A time-elapsed output method is used to measure progress because we transfer control evenly by providing a stand-ready service. We have determined that this method provides a faithful depiction of the transfer of services to our customers.

We record receivables when we have an unconditional right to receive consideration after the performance obligations are satisfied. As of June 30, 2018, and December 31, 2017, accounts receivable totaled $315,327 and $137,499, respectively. For the six months ended June 30, 2018, we did not incur material impairment losses with respect to our receivables.

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

Because we do not have significant historical trading data on our common stock we relied upon trading data from a composite of 10 medical companies traded on major exchanges and 15 medical companies quoted by the OTC Bulletin Board to help us arrive at expectations as to volatility of our own stock when public trading commences. In the case of options and warrants issued to consultants and investors we used the legal term of the option/warrant as the estimated term unless there was a compelling reason to use a shorter term. The measurement date for employee and non-employee options and warrants is the grant date of the option or warrant. The vesting period for options that contain service conditions is based upon management’s best estimate as to when the applicable service conditions will be achieved. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See “Note 4 – Stockholders’ Deficit, Stock Options and Warrants” in Notes to Financial Statements of this Quarterly Report on Form 10-Q for additional information.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Proposed Merger With Helomics Holding Corporation (the “Merger”)

On June 28, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Helomics and certain other entities. Completion of the Merger is subject to certain closing conditions, and the Merger Agreement contains certain termination rights in favor of each of the Company and Helomics. The Merger involves the following risks, among others:

We may not complete the Merger, which could negatively impact Precision’s stock price and future operations.

If the Merger is not completed for any reason, including approval of the listing of the common stock by NASDAQ, Precision and Helomics may each be subjected to a number of material risks. The price of Precision common stock may decline to the extent that the current market price of the Precision’s common stock reflects a market assumption that the Merger will be completed. Some costs related to the Merger, such as legal, accounting, filing, printing and mailing, must be paid and expended even if the Merger is not completed. In addition, if the Merger is not completed and the Precision’s Board of Directors determines to seek another merger or business combination, there can be no assurance that the Board of Directors will be able to find a partner willing to agree to more attractive terms than those which have been negotiated for in the Merger.

We do not have complete information about Helomics.

Our information regarding Helomics, to some extent, consists of preliminary information supplied by Helomics. We do not make any representations about this information. In preparation for closing of the Merger, we will continue our due diligence review of information relating to Helomics, and if our due diligence review is not satisfactory, we will have the right to terminate the Merger Agreement, in which case the Merger will not occur. If the representations and warranties of Helomics in the Merger Agreement are not accurate, we will have limited ability to seek recovery under the indemnification provisions of the Merger Agreement. If information regarding Helomics proves to be inaccurate in any material respect, this may result in a material adverse effect on our financial condition and results of operations after the closing of the Merger.

The Merger Consideration is not adjustable based on the market price of Precision common stock so the Merger Consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

Changes in the market price of Precision common stock before the completion of the Merger will not affect the number of shares Helomics security holders will be entitled to receive pursuant to the Merger Agreement (the “Merger Consideration”). Therefore, if before the completion of the Merger, the market price of Precision common stock declines from the market price on the date of the Merger Agreement, then Helomics security holders could receive Merger Consideration with substantially lower value. Similarly, if before the completion of the Merger, the market price of Precision common stock increases from the market price on the date of the Merger Agreement, then Helomics security holders could receive Merger consideration with substantially more value for their shares of Helomics capital stock than the parties had anticipated.

Prior to the Merger, Precision and Helomics may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Precision and Helomics to make acquisitions or complete other transactions that are not in the ordinary course of business, pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a relative disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into specified extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party. Any such transactions could be favorable to such party’s stockholders.

Because the lack of a public market for Helomics’ capital stock it makes it difficult to evaluate the fairness of the Merger. The stockholders of Helomics may receive consideration in the Merger that is less than the fair market value of Helomics’ capital stock and/or Precision may pay more than the fair market value of Helomics’ capital stock.

The outstanding capital stock of Helomics is privately-held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Helomics’ capital stock. Because the percentage of Precision equity to be issued to Helomics stockholders was determined based on negotiations between the parties, it is possible that the value of the Precision common stock to be received by Helomics stockholders will be less than the fair market value of Helomics’ capital stock, or Precision may pay more than the aggregate fair market value for Helomics’ capital stock.

The combined company will not be able to continue operating without additional financing.

Both Precision and Helomics have been operating at a loss. In order to continue operating and remain a going concern, the combined company will need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.), and there can be no assurance that it will be successful in such pursuits with terms satisfactory to management and our board of directors. In the past, both companies have actively pursued a variety of funding sources including private offerings and have consummated certain transactions in order to address their respective capital requirements. However, the combined company may not be able to acquire the additional funding necessary to continue operating. Accordingly, if the combined company is unable to generate adequate cash from operations, and if it is unable to find sources of funding, it may be necessary for it to sell one or more lines of business or all or a portion of its assets, enter into a business combination, reduce or eliminate operations, liquidate assets, or seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the combined company’s existing shareholders or that result in its existing shareholders losing all of their investment in the combined company.

Precision may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on Precision’s ability to realize the anticipated growth opportunities and synergies from combining Precision and Helomics. The integration of Precision and Helomics will be a time consuming and expensive process and may disrupt their operations if it is not completed in a timely and efficient manner. In addition, Precision may not achieve anticipated synergies or other benefits of the Merger. Following the Merger, Precision and Helomics must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. The combined company may encounter the following integration difficulties, resulting in costs and delays:

•	failure to successfully manage relationships with customers and other important relationships

•	failure of customers to continue using the services of the combined company;

•	difficulties in successfully integrating the management teams and employees of Precision and Helomics;

•	challenges encountered in managing larger operations;

•	losses of key employees;

•	failure to manage the growth and growth strategies of Precision and Helomics;

•	diversion of the attention of management from other ongoing business concerns;

•	incompatibility of technologies and systems;

•	impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the Merger; and

•	incompatibility of business cultures.

If the combined company’s operations after the Merger do not meet the expectations of existing or prospective customers of Precision and Helomics, then these customers and prospective customers may cease doing business with the combined company altogether, which would harm its results of operations, financial condition and business prospects. If the management team is not able to develop strategies and implement a business plan that successfully addresses these difficulties, Precision may not realize the anticipated benefits of the Merger.

Precision stockholders may not realize benefit from the Merger commensurate with the ownership dilution they will experience in conjunction with the Merger.

If the combined organization is unable to realize the full strategic and financial benefits currently anticipated from the Merger. Precision stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Costs associated with the Merger are difficult to estimate, may be higher than expected, and may harm the financial results of the combined company.

Both Precision and Helomics will incur substantial direct transaction costs associated with the Merger and additional costs associated with consolidation and integration of operations. If the total costs of the Merger exceed estimates, or the benefits of the Merger do not exceed the total costs of the Merger, Precision’s consolidated financial results could be adversely affected.

The Merger may result in disruption of Precision and Helomics’ existing businesses, distraction of their management and diversion of other resources.

The integration of Precision’s and Helomics’ operations may divert management time and resources from the main businesses of both companies. After the Merger, management will likely be required to spend significant time integrating Precision’s and Helomics’ operations. This diversion of time and resources could cause the combined business to suffer.

Any delay in completion of the Merger may significantly reduce the benefits expected to be obtained from the Merger.

The Merger is subject to approval of Helomics’ shareholders, and subject to a number of other conditions beyond the control of Precision and Helomics that may prevent, delay or otherwise materially adversely affect its completion. Precision and Helomics cannot predict whether or when these other conditions will be satisfied. Any delay in completing the Merger may significantly reduce the synergies and other benefits that Precision and Helomics expect to achieve if they successfully complete the Merger within the expected timeframe and integrate their respective businesses.

The market price of Precision’s common stock may decline as a result of the Merger.

The market price of Precision’s common stock may decline as a result of the Merger if the integration of Precision’s and Helomics’ businesses is unsuccessful or if the costs of implementing the integration are greater than expected. The market price also may decline if Precision does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts, or shareholders, or if the effect of the Merger on Precision’s financial results is not consistent with the expectations of financial or industry analysts, or shareholders.

Risk Relating to Investment in Helomics

We experienced a significant net loss to investor in recent periods due to the recognition of a portion of Helomics’ net loss, and such losses may have a significant impact on our results of operations in future periods.

On January 11, 2018, the Company engaged in a share exchange transaction with Helomics in which the Company acquired beneficial ownership of 20% of Helomics’ outstanding stock. On February 27, 2018, the Company exchanged $500,000 in promissory notes of Helomics for an addition 5% of Helomics’ stock. As a result, the Company is required to record net income or loss to investee, based on a percentage of the net income or loss equal to the Company’s percentage ownership of the company.

In the six months ended June 30, 2018, Helomics experienced a net loss on operations of $4,285,054, for the six-month periods ended June 30, 2018. As a result, the Company recorded net loss to investor of $960,508 for the six-month period ended June 30, 2018. Helomics’ net loss included a one-time expense of $1,153,998 related to the conversion of non-interest bearing convertible notes payable for non-convertible notes that bear interest and additional warrants. The remainder of Helomics’ loss is due to a reduction of revenue by reserving a substantial amount of third party revenue from insurance companies on diagnostic income. The second half of the year is expected to include CRO and D-CHIP revenues that are expected to increase Helomics’ revenues and reduce losses. Helomics is a development stage company that may experience losses in future periods that will result in net loss to investor. Because of the Company’s minority investment, such Helomics’ losses may have a material adverse effect on the Company’s financial position and results of operations for such future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Minority Investment in Helomics.”

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

PRECISION THERAPEUTICS INC.

Date: August 14, 2018	By:	/s/ Carl Schwartz
Carl Schwartz
Chief Executive Officer

Date: August 14, 2018	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

PRECISION THERAPEUTICS INC.

Form 10-Q

The quarterly period ended June 30, 2018

Exhibit No.	Description

2.1	Agreement and Plan of Merger with Helomics Holding Corporation and certain other entities dated June 28, 2018 (filed on July 5, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

