Form 10-Q
period 2018-09-30
Precision Therapeutics Inc.
filed 2018-11-14
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2018, the registrant had 14,091,748 shares of common stock, par value $.01 per share outstanding.

PRECISION THERAPEUTICS INC.

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements	4

Condensed Consolidated Balance Sheets September 30, 2018 and December 31, 2017	4

Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three and nine-month periods ended September 30, 2018 and September 30, 2017	5

Condensed Consolidated Statement of Stockholders’ Equity for the nine-month periods ended September 30, 2018 and September 30, 2017	6

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2018 and September 30, 2017	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	39

Signatures	40

Exhibit Index	41

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and Cash Equivalents	$209,891	$766,189
Certificates of Deposit	-	244,971
Accounts Receivable	238,598	137,499
Loan Receivable – Bridge Loan	1,815,000	-
Notes Receivable	163,468	667,512
Inventories	278,155	265,045
Prepaid Expense and other assets	404,428	289,966
Total Current Assets	3,109,540	2,371,182

Notes Receivable	1,134,774	1,070,000
Fixed Assets, net	198,258	87,716
Intangibles, net	973,127	95,356
Total Assets	$5,415,699	$3,624,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$409,099	$140,462
Note Payable – Bridge Loan Net of Discount of $1,293,047	1,004,680	-
Accrued Expenses	315,039	785,215
Derivative Liability	645,008	-
Deferred Revenue	15,306	6,663

Total Liabilities	2,389,132	932,340
Commitments and Contingencies	-	-
Stockholders’ Equity:
Series B Convertible Preferred Stock, $.01 par value, 20,000,000 authorized, 79,246 and 79,246 outstanding	792	792
Series C Convertible Preferred Stock, $.01 par value, 20,000,000 authorized, 0 and 647,819 outstanding	-	6,479
Common Stock, $.01 par value, 50,000,000 authorized, 13,398,339 and 6,943,283 outstanding	133,983	69,432
Additional paid-in capital	64,297,137	57,380,256
Accumulated Deficit	(61,405,345)	(54,765,045)

Total Stockholders' Equity	3,026,567	2,691,914

Total Liabilities and Stockholders' Equity	$5,415,699	$3,624,254

See Notes to Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$329,930	$152,535	$1,100,108	$434,523

Cost of goods sold	83,006	28,706	309,320	87,709

Gross margin	246,924	123,829	790,788	346,814

General and administrative expense	762,603	621,716	2,708,274	3,968,493

Operations expense	723,939	192,536	1,390,434	575,467

Sales and marketing expense	621,465	301,672	1,726,087	680,396

Total Expense	2,108,007	1,115,924	5,824,795	5,224,356

Loss on equity method investment	(645,786)	-	(1,606,294)	-

Net loss attributable to common shareholders	(2,506,869)	(992,095)	(6,640,301)	(4,877,542)

Comprehensive loss	$(2,506,869)	$(992,095)	$(6,640,301)	$(4,877,542)

Loss per common share - basic and diluted	$(0.19)	$(0.16)	$(0.55)	$(0.78)

Weighted average shares used in computation - basic and diluted	13,252,605	6,232,761	12,178,285	6,283,567

See Notes to Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

				Common Stock
	Preferred Stock	# Shares Preferred C	# Shares Preferred B	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance at 12/31/2016	$792	-	79,246	4,564,428	$45,644	$47,894,196	$(47,018,451)	$1,501	$923,682
Shares issued pursuant to the public offering, net				1,750,000	17,500	3,403,688			3,421,188
Shares issued pursuant to the overallotment agreement in the public offering				175,000	1,750	392,000			393,750
Vesting Expense						2,142,189			2,142,189
Reverse shares issued for escrow with GLG Pharma pursuant to the termination agreement				(400,000)	(4,000)				(4,000)
Shares issued pursuant to consulting agreement				100,000	1,000	219,000			220,000
Unrealized (loss) from marketable securities								(1,501)	(1,501)
Shares issued pursuant to consulting agreement				43,333	433	63,699			64,132
Net loss						.	(4,877,542)		(4,877,542)
Balance at 9/30/2017	$792	-	79,246	6,232,761	$62,327	$54,114,771	$(51,895,993)	$-	$2,281,897
Balance at 1/1/2018	$7,271	647,819	79,246	6,943,283	$69,432	$57,380,256	$(54,765,045)	$-	$2,691,914
Preferred conversion to common shares pursuant to private placement agreement	(6,479)	(647,819)		589,747	5,897	582			(0)
Shares issued pursuant to S-3 public offering				2,900,000	29,000	2,726,087			2,755,087
Investment pursuant to Helomics 20% acquisition				1,100,000	11,000	1,031,250			1,042,250
E Warrant exercises pursuant to S-3 public offering at $1.00 exercise price per share				145,396	1,454	143,942			145,396
Shares issued pursuant to S-3 public offering over-allotment option at $0.9497 exercise price per share				215,247	2,153	202,268	1		204,422
Re-priced warrant exercise pursuant to 2016 private investment				504,666	5,046	499,619			504,665
Shares issued pursuant to a consultant contract @ $1.18 per share				150,000	1,500	175,500			177,000
Shares issued pursuant to a consultant contract @ $1.18 per share				100,000	1,000	117,000			118,000
Shares issued in escrow pursuant to a contract with TumorGenesis @ $1.17 per share				750,000	7,500	870,000			877,500
Stock issuable for bridge loan						206,605			206,605
Warrants issued per bridge loan						143,707			143,707
Vesting Expense						800,322			800,322
Net loss							(6,640,301)		(6,640,301)
Balance at 9/30/2018	$792	-	79,246	13,398,339	$133,983	$64,297,137	$(61,405,345)	$-	$3,026,567

See Notes to Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities:
Net loss	$(6,640,301)	$(4,877,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity method investment	1,606,294	-
Depreciation and amortization	105,569	53,831
Vesting expense for stock options and warrants	800,322	2,142,189
Equity instruments issued for management and consulting	295,000	280,133
Loss from sale of marketable securities	-	(1,837)
Changes in assets and liabilities:
Accounts receivable	(101,099)	(52,789)
Inventories	(13,110)	33,319
Prepaid expense and other assets	70,536	(48,188)
Accounts payable	268,637	(145,470)
Accrued expenses	(470,176)	(523,142)
Deferred revenue	8,643	2,187
Net cash used in operating activities:	(4,069,685)	(3,137,309)
Cash flow from investing activities:
Proceeds from sale of marketable securities	-	284,665
Purchase of certificates of deposit	-	(2,594,728)
Redemption of certificates of deposit	244,971	1,470,000
Advance on notes receivable	(124,774)	(785,000)
Purchase of fixed assets	(169,983)	(43,251)
Purchase of intangibles	(46,398)	(7,701)
Net cash used in investing activities:	(96,184)	(1,676,015)

Cash flow from financing activities:
Proceeds from exercise of warrants into common stock	650,062	-
Issuance of common stock	2,959,509	3,814,938
Net cash provided by financing activities	3,609,571	3,814,938

Net decrease in cash and cash equivalents	(556,298)	(998,386)
Cash at beginning of period	766,189	1,764,090
Cash at end of period	$209,891	$765,704
Non-cash transactions:
Shares issued into escrow for TumorGenesis	$877,500	$-
Bridge Loan Receivable	$1,815,000	$-
Conversion of Preferred Stock to Common Stock	$6,479	$-
Equity method investment - Helomics	$1,542,250	$-

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

As of September 30, 2018, the Company had 13,398,339 shares of common stock outstanding, par value $.01 per share. The Company is a healthcare company that provides personalized medicine solution and medical devices in two main areas: (1) precision medicine, which aims to apply artificial intelligence to personalized medicine and drug discovery; and (2) the Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of proprietary cleaning fluid and filters to users of its systems. In April 2009, the Company received 510(k) clearance from the Food and Drug Administration (the “FDA”) to authorize the Company to market and sell its STREAMWAY System products.

The Company acquired 25% of the capital stock of Helomics Holding Corporation (“Helomics”), in transactions in the first quarter of 2018, and in April 2018 the Company entered into a letter of intent for a proposed merger transaction to acquire the remaining ownership of Helomics. In June 2018, the Company and Helomics entered into a definitive merger agreement – see Note 4. The Company’s precision medicine services – designed to use artificial intelligence and a comprehensive disease database to improve the effectiveness of cancer therapy – were launched with the Company’s investment in Helomics. Helomics’ precision oncology services are based on its D-CHIP™ diagnostic platform, which combines a database of genomic and drug response profiles from over 149,000 tumors with an artificial intelligence based searchable bioinformatics platform. Once a patient’s tumor is excised and analyzed, the D-CHIP platform compares the tumor profile with its database, and using its extensive drug response data, provides a specific therapeutic roadmap. In addition, the Company has formed a wholly-owned subsidiary, TumorGenesis Inc., to develop the next generation, patient derived tumor models for precision cancer therapy and drug development. TumorGenesis Inc., formed during the first quarter of 2018, is presented as part of the condensed consolidated financial statements (“financial statements”).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations and has an accumulated deficit of $61,405,345. The Company does not expect to generate sufficient operating revenue to sustain its operations in the near-term. The Company had cash and cash equivalents of $209,891 as of September 30, 2018 and needs to raise significant additional capital to meet its operating needs, and therefore there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company raised $1,815,000, net, from a bridge loan executed on September 28, 2018. Neither the cash nor the stock transferred until the first week in October 2018 and is reported in the balance sheet as a loan receivable and note payable. Warrants accompanied the agreement with a grant date of September 28, 2018 and are included in the outstanding stock option and warrant lists.

Since inception to September 30, 2018, the Company has raised approximately $36,490,000 in equity offerings, inclusive of (1) $2,055,000 from a private placement of Series A Convertible Preferred Stock, (2) $13,555,003 from the public offering of Units, (3) $1,739,770 from a registered direct offering, (4) $3,937,500 plus an overallotment of $358,312 from a firm commitment underwritten public offering, and (5) $1,300,000 from a private placement of Series C Convertible Preferred Stock. Also included in the $36,490,000 aggregate is a total of $3,405,052 from 2018 including $2,755,000 from a firm commitment underwritten public offering and $650,062 from exercising warrants into common stock. In addition, historically there was $5,685,000 in debt financing.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The Company adopted the standard as of January 1, 2018. As of September 30, 2018, there is no material impact on the Company’s financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company believes that upon adoption, ASU 2016-02 will not have a material impact on the Company’s balance sheet, results of operations, equity or cash flows. Further, the Company is continuing to assess any incremental disclosures that will be required in our consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	September 30, 2018	December 31, 2017

Finished goods	$61,587	$62,932
Raw materials	157,610	141,028
Work-In-Process	58,958	61,085
Total	$278,155	$265,045

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		3
Manufacturing tooling	3	-	7
Demo equipment		3

The Company’s fixed assets consist of the following:

	September 30, 2018	December 31, 2017
Computers and office equipment	$204,904	$183,528
Leasehold improvements	140,114	25,635
Manufacturing tooling	108,955	108,955
Demo equipment	77,496	43,368
Total	531,469	361,486
Less: Accumulated depreciation	333,211	273,770
Total Fixed Assets, net	$198,258	$87,716

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Depreciation expense was $26,120 and $59,442 in the three and nine months ended September 30, 2018 and was $14,561 and $44,764 for the three and nine months ended September 30, 2017.

Intangible Assets

Intangible assets consist of trademarks, patent costs and license fees. Amortization expense was $38,387 and $46,127 in the three and nine months ended September 30, 2018 and was $3,276 and $9,067 in the three and nine months ended September 30, 2017. The assets are reviewed for impairment annually, and impairment losses, if any, are charged to operations when identified.

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

As of July 11, 2018, the Company was informed that the European Patent #EP2948200 was granted and published validating in the following countries: Belgium, Germany, Spain, France, United Kingdom, Ireland, Italy, Netherlands, Norway, Poland and Sweden.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has no credit risk concentration because there are no funds in excess of insurance limits in a single bank.

Segments

The Company operates in two segments for the sale of its medical device and consumable products. Substantially all the Company’s assets, revenues, and expenses for the three and nine months ended September 30, 2018 and 2017 were located at or derived from operations in the United States. There was $4,195 and $288 in revenues from sales outside the United States during the three-month period of September 30, 2018 and 2017, respectively; and $10,061 and $25,188 in revenues from sales outside of the United States during the first nine months of 2018 and 2017, respectively.

Risks and Uncertainties

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the FDA and other governmental agencies.

NOTE 2 – EQUITY METHOD INVESTMENT

The Company has an equity method investment in Helomics. The unaudited nine-month condensed statement of operations is as follows:

Helomics Holdings Corporation

For the Nine Months Ended
September 30, 2018
Revenue	$623,662

Gross margin	$441,370

Net loss from continuing operations	$(6,833,846)

Net loss to investee	$(5,227,552)[1]

1The loss to investee was calculated at 80% for the initial period of ownership, January 11, 2018 – February 27, 2018, and then at 75% for the remainder of the nine-month period at the current equity investment percentage owned by the Company.

Helomics’ first nine months predominantly included diagnostic revenue only. The contract research organization and D-CHIP Artificial Intelligence products are in the process of launching and have generated approximately $31,000 of revenue in the third quarter.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of September 30, 2018, and December 31, 2017, accounts receivable totaled $238,598 and $137,499, respectively. For the three and nine months ended September 30, 2018, the Company did not incur material impairment losses with respect to its receivables.

The Company deferred revenues related primarily to maintenance plans of $15,306 and $6,663 as of September 30, 2018 and December 31, 2017, respectively.

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

Share Exchange Agreement With Helomics

On January 11, 2018, the Company entered into a share exchange agreement with Helomics Holding Corporation. Pursuant to the share exchange agreement, Helomics issued 2,500,000 shares of its Series A Preferred Stock in exchange for 1,100,000 shares of common stock. Under the share exchange agreement, in March 2018 the Company converted $500,000 in secured notes into another 5% of Helomics’ outstanding shares, which resulted in the Company owning 25% of Helomics outstanding stock. The secured notes are related to the Company’s previous loans of $500,000 to Helomics. The 1,100,000 shares are being held in escrow by Corporate Stock Transfer, Inc. as escrow agent. While the Company’s shares are held in escrow, they will be voted as directed by the Company’s board of directors and management. The Company’s shares will be released to Helomics following a determination that Helomics’ revenues in any 12-month period have been equal or greater than $8,000,000. The Helomics Preferred Stock issued to the Company is convertible into an aggregate of 20% of the outstanding capital stock of Helomics. In addition, the terms of the Helomics Preferred Stock include certain protective provisions that require consent of the Company before Helomics may take certain actions, including issuing preferred stock senior to the Helomics Preferred Stock or entering into fundamental corporate transactions. The Company also has certain anti-dilution protections and the right to receive dividends.

Merger Agreement with Helomics

On June 28, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Helomics and certain other entities. On October 26, 2018, the Merger Agreement was amended and restated – see Note 9. The Merger Agreement contemplated a reverse triangular merger with Helomics surviving the merger and becoming a wholly-owned operating subsidiary of the Company (the “Merger”). At the time of the Merger, all outstanding shares of Helomics stock not already held by the Company were to be converted into the right to receive a proportionate share of 7.5 million shares of newly issued common stock in the Company (“Merger Shares”), in addition to the 1.1 million shares of the Company’s common stock already issued to Helomics for the Company’s initial 20% ownership in Helomics. Additionally, 860,000 shares of the merger consideration were to be held in escrow for 18 months to satisfy indemnification claims. Helomics currently has outstanding $7.6 million in promissory notes and warrants to purchase 18.7 million shares at an exercise price of $1.00 per share of Helomics common stock held by the investors in the promissory notes. As a result of the Merger, the holders of said promissory notes and warrants would be entitled to additional warrants to purchase up to 5.0 million additional shares of Helomics common stock at an exercise price of $1.00 per share. Helomics agreed to use commercially reasonable efforts to cause the holder of each such promissory note to enter into an agreement whereby such holder agrees that, effective upon the closing of the Merger, (a) all or a certain portion of the indebtedness evidenced by such promissory note shall be converted into common stock in the Company, (b) all of such holder’s Helomics’ warrants shall be converted into warrants of the Company, and (c) the unconverted portion of said indebtedness shall be converted into a promissory note issued by the Company dated as of the closing of the Merger. The Merger is expressly conditioned on the holders of at least 75% of the $7.6 million in outstanding Helomics promissory notes agreeing to such an exchange (and the parties contemplate that each Helomics warrant will be exchanged for a Company warrant at a ratio of 0.6 Precision warrants for each Helomics warrant, with an exercise price of $1.00 per share. If all holders of such notes agreed to the exchange with respect to the full balance of the notes, such holders would receive an aggregate estimated 23.7 million shares of the Company’s common stock and warrants to purchase an additional 14.2 million shares of the Company’s common stock at $1.00 per share. In addition, Helomics currently has 995,000 warrants held by other parties at an exercise price of $0.01 per share of Helomics common stock. It is contemplated that these warrants will be exchanged at the time of the closing of the Merger for warrants to purchase 597,000 shares of Precision common stock at $0.01 per share.

Under the Merger Agreement, completion of the Merger is subject to customary closing conditions including the approval of the Merger by the stockholders of both companies and other conditions. The Merger Agreement likewise contains customary representations, warranties and covenants, including covenants obligating each of the Company and Helomics to continue to conduct their respective businesses in the ordinary course, and to provide reasonable access to each other’s information. Finally, the Merger Agreement contains certain termination rights in favor of each of the Company and Helomics.

On July 10 and 11, 2018, the Company issued 250,000 shares of common stock, par value $0.01, at $1.18 per share for consulting fees pursuant to the TumorGenesis license fees contract, and 750,000 shares of common stock, par value $0.01, at $1.17 per share, in escrow, for TumorGenesis license fees pursuant to the TumorGenesis license fees contract.

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

For grants of stock option and warrants in 2018 the Company used 2.33% to 3.05% risk free interest rate, 0% dividend rate, 59% to 66% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $0.4816 to $1.0044 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2016	165,643	$11.22	871,101	$52.22

Issued	2,612,070	1.45	1,082,946	1.49
Expired	(12,730)	10.39	(2,790)	281.46
Exercised	-	-	-	-

Outstanding at December 31, 2017	2,764,983	$2.00	1,951,257	$23.74

Issued	836,950	1.12	2,028,776	1.08
Expired	(153,048)	2.00	(10,706)	199.55
Exercised	-	-	(650,062)	1.00

Outstanding at September 30, 2018	3,448,885	$1.78	3,319,265	$4.55

At September 30, 2018, 2,522,848 stock options are fully vested and currently exercisable with a weighted average exercise price of $1.93 and a weighted average remaining term of 9.01 years. There are 2,247,489 warrants that are fully vested and exercisable. Stock-based compensation recognized for the nine months ended September 2018 and September 2017 was $800,322 and $(7,908), respectively. The Company has $930,349 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 21 months.

The following summarizes the status of options and warrants outstanding at September 30, 2018:

Range of Prices	Shares	Weighted Remaining Life
Options
$0.91	10,000	9.55
$0.965	3,000	9.63
$0.97	191,753	9.27
$1.01	149,110	9.38
$1.06	23,585	10.00
$1.10	86,958	9.71
$1.13	195,931	9.80
$1.15	21,740	9.84
$1.16	66,451	9.84
$1.18	30,000	9.86
$1.20	41,668	9.84
$1.21	30,000	9.86
$1.35	111,112	9.45
$1.454	17,200	9.01
$1.47	2,347,308	8.73
$2.10	14,286	8.50
$2.25	293	7.90
$2.42	20,640	7.84
$2.80	57,145	8.26
$3.75	3,998	5.24
$4.125	3,636	8.01
$4.1975	7,147	7.97
$4.25	3,529	7.50
$5.125	3,902	7.94
$65.75	190	7.06
$73.50	1,157	7.26
$77.50	2,323	6.75
$80.25	187	7.01
$86.25	232	6.50
$131.25	81	3.94
$148.125	928	4.47
$150.00	1,760	3.88
$162.50	123	6.26
$206.25	121	6.01
$248.4375	121	4.79
$262.50	130	4.79
$281.25	529	4.30
$318.75	3	4.60
$346.875	72	5.50
$431.25	306	5.44
$506.25	188	5.25
$596.25	42	5.00

	3,448,885

Warrants
$1.00	1,063,935	4.60
$1.07	697,946	4.10
$1.155	1,071,776	5.00
$2.25	385,000	3.32
$123.75	94,084	1.92
$243.75	2,529	0.84
$309.375	2,850	0.86
$309.50	222	1.10
$506.25	59	0.38
$609.375	862	0.34
	3,319,265

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

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of September 30, 2018 by year of grant:

Stock Options:
Year	Shares	Price
2011	173		$281.25
2012	1,841	131.25	–	150.00
2013	1,553	148.13	–	596.25
2014	836	162.50	–	431.25
2015	4,088	65.75	–	86.25
2016	100,292	2.25	–	5.13
2017	2,503,152	1.01	–	2.10
2018	836,950	0.91	–	1.35
Total	3,448,885	$0.91	–	$596.25

Warrants:
Year	Shares	Price
2014	6,455	$243.75	–	$609.38
2015	94,151	0.00	–	243.75
2016	252,333		1.00
2017	1,082,946	1.07	–	2.25
2018	1,883,380	1.00	–	1.155
Total	3,319,265	$0.00	–	$609.38

NOTE 5 – NOTES RECEIVABLE

In July 2017, the Company began to advance funds to CytoBioscience for working capital for CytoBioscience’s business. All the notes receivable bear simple interest at 8% and were due in full on December 31, 2017. All the notes are covered by a security interest in all of CytoBioscience’s accounts receivable and related rights in connection with all of the advances. The principal amount of the secured promissory notes receivable from CytoBioscience totaled $1,070,000 as of December 31, 2017. In March 2018, the Company executed a new note replacing all previous CytoBioscience notes for $1,112,524, plus interest paid monthly at the per annum rate of (8%) on the principal amount. The secured note has a term of two years with the unpaid principal and unpaid accrued interest due and payable on February 28, 2020. CytoBioscience was current in its payments to the Company through and including July 2018. The Company has not received the scheduled interest payments from CytoBioscience for the months of August, September and October. On September 27 and 28, 2018 CytoBioscience, through its parent company (WestMountain), made public filings indicating that their notes payable was in default. In October 2018, CytoBioscience communicated to the Company that CytoBioscience is raising capital that it believes will allow it to resume debt service payments, and that CytoBioscience wishes to negotiate an extension to the note. At this time the Company does not believe a reserve is needed but if CytoBioscience is not successful in its efforts to raise capital, there could be additional reserves or write-offs against this receivable in the future, which could result in a significant loss for the Company.

In October 2017, the Company advanced $600,000 for working capital for Helomics’ business. Additionally, in December 2017, the Company advanced $67,512 to De Lage Landen, a vendor of Helomics, as a fifty percent (50%) down payment for a lease to purchase certain equipment. The note is covered by a security interest in certain equipment of Helomics. In March 2018, the Company converted $500,000 of the note receivable into 833,333 shares of common stock for an additional 5% interest in Helomics. The Company now has an equity stake in Helomics totaling 25%.

In September 2018, the Company advanced an additional $60,000 for working capital for Helomics’ business. The balance due to the Company is $163,468, plus interest as of September 30, 2018. Subsequently in October 2018, the Company advanced $907,500 for working capital for Helomics’ business. All additional advances are covered by the security interest in certain equipment of Helomics. In addition, Helomics pledged all of its assets as security for the Company’s convertible secured note financing described in Note 9. Upon completion of the merger with Helomics all intercompany notes would be eliminated in their entirety.

NOTE 6 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

Effective September 28, 2018 (the “Effective Date”), the Company issued convertible secured promissory notes to two private investors in the original principal amount of an aggregate $2,297,727 (the “bridge loan”). See Note 9 for more information. The closing of the investment took place on October 3, 2018, and therefore, the net cash proceeds to the Company of $1,815,000, representing an aggregate investment of $2,000,000 less commissions, are reflected on the Company’s balance sheet as of September 30, 2018 as Loan Receivable – Bridge Loan. The Company has loaned one-half of the net proceeds to Helomics. The Company and Helomics have granted to each of the investors a security interest in their assets to secure repayment of the notes. The securities purchase agreements with the investors also provide for a second investment of an aggregate of $500,000 by the investors at the consummation of the Merger transaction with Helomics, at which point the aggregate principal amounts of the notes will become $2,865,909.00. As additional consideration for the investment, the Company issued an aggregate 650,000 shares of its common stock (the “Inducement Shares”) to the investors or their affiliates plus warrants to acquire up to an aggregate 1,071,776 shares of the Company’s common stock at an exercise price of $1.155 per share. Upon the closing of the second tranche investment, the warrants will be increased to cover an aggregate total of 1,336,805 shares. Each warrant is exercisable by the investor beginning on the sixth month anniversary of the effective date through the fifth-year anniversary thereof.

The notes accrue interest at a rate of 8% per annum (with twelve months of interest guaranteed). The maturity date of the notes is twelve months from the Effective Date. Upon the earlier to occur of an event of default (as defined in the notes) or the filing of certain registration statements, each investor will have the right at any time thereafter to convert all or any part of its Note into shares of the Company’s common stock at a conversion price which is equal to the lesser of: (i) $1.00 and (ii) 70% of the lowest volume-weighted average price (the “VWAP”) of the Company’s common stock during the 20-trading day period ending on either the last complete trading day prior to the conversion date, or the conversion date (“Conversion Shares”). The number of Conversion Shares that may be issued is subject to an exchange cap such that the sum of (a) the total number of Conversion Shares plus (b) the number of Inducement Shares is limited to an aggregate 2,678,328 shares.

Management has concluded the conversion feature is an embedded derivative that is required to be bifurcated and separately presented as a liability on the balance sheet. The embedded derivative’s value was determined using 70% of the VWAP for the 20 trading days preceding the balance sheet date, and assuming conversion on that date as management believed it is probable that the notes will be convertible based on management’s expectation that additional financing will be required.

The Company accounted for the warrants by deriving the Black-Scholes value ascertained with a discount rate of 2.94% over five years with a 59% volatility rate pursuant to the Company’s established warrant volatility and a calculated value per warrant of .5361 resulting in a fair value of $574,631. Management concluded that the warrants and Inducement Shares qualify for equity classification. The proceeds from the bridge loan were allocated between the convertible note, warrants, and inducement shares based on the relative fair value of the individual elements.

The value of the embedded derivative was based upon level 3 inputs – see the Fair Value Caption in Note 1.

NOTE 7 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net loss available in basic and diluted calculation	$(2,506,869)	$(992,095)	$(6,640,301)	$(4,877,542)
Comprehensive loss	(2,506,869)	(992,095)	(6,640,301)	(4,877,542)
Denominator:
Weighted average common shares outstanding-basic	13,252,605	6,232,761	12,178,285	6,283,567

Effect of diluted stock options, warrants and preferred stock (1)	-	-	-	-

Weighted average common shares outstanding-basic and diluted	13,252,605	6,232,761	12,178,285	6,283,567

Loss per common share-basic and diluted	$(0.19)	$(0.16)	$(0.55)	$(0.78)

(1) The number of shares underlying options and warrants outstanding as of September 30, 2018 and September 30, 2017 are 6,768,151 and 3,866,849, respectively. The number of shares underlying the convertible debt as of September 30, 2018 is 5,047,700. The number of shares underlying the preferred stock as of September 30, 2018 is 79,246. The effect of the shares that would be issued upon exercise of such options, warrants, convertible debt and preferred stock has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements.

In April 2018, one of the Company’s directors, Richard L. Gabriel, executed a six-month consulting contract to help guide operations for the Company’s wholly-owned subsidiary TumorGenesis. Under the terms of the agreement Mr. Gabriel will receive $12,000 monthly cash payment. In addition, Mr. Gabriel will receive a grant of 240,000 performance-based restricted stock units (“RSU’s”) under the Company’s Amended and Restated 2012 Stock Incentive Plan, with the vesting and payment of the RSU’s based on performance milestones as set forth in the agreement. Mr. Gabriel executed another six-month consulting contract for these services in October 2018. The contract has the same terms as the April 2018 contract except for the stock grants and performance milestones, which are covered under the original contract. As of this filing date Mr. Gabriel has not reached any of the prescribed milestones for earing performance based restricted stock units.

NOTE 9 – SUBSEQUENT EVENTS

Private Placement of Convertible Secured Notes

Effective as of September 28, 2018 (the “Effective Date”), the Company issued convertible secured promissory notes two private investors in the original principal amount of an aggregate $2,297,727.50 (the “bridge loans”). The closing of the investment took place on October 3, 2018, and therefore, the net cash proceeds to the Company of $1,815,000, representing an aggregate investment of $2,000,000 less commissions, are reflected on the Company’s balance sheet as of September 30, 2018 as Loan Receivable – Bridge Loan. The Company has loaned one-half of the net proceeds to Helomics. The Company and Helomics have granted to each of the investors a security interest in their assets to secure repayment of the notes. The securities purchase agreements with the investors also provide for a second investment of an aggregate of $500,000 by the investors at the consummation of the merger transaction with Helomics, at which point the aggregate principal amounts of the notes will become $2,865,909.00. As additional consideration for the investment, the Company issued an aggregate 650,000 shares of its common stock (the “Inducement Shares”) to the investors or their affiliates plus warrants to acquire up to an aggregate 1,071,776 shares of the Company’s common stock at an exercise price of $1.155 per share. Upon the closing of the second tranche investment, the warrants will be increased to cover an aggregate total of 1,336,805 shares. Each warrant is exercisable by the investor beginning on the sixth month anniversary of the effective date through the fifth-year anniversary thereof.

The notes accrue interest at a rate of 8% per annum (with twelve months of interest guaranteed). The maturity date of the notes is twelve months from the Effective Date. Upon the earlier to occur of an Event of Default (as defined in the Notes) or the filing of certain registration statements, each Investor will have the right at any time thereafter to convert all or any part of its Note into shares of the Company’s common stock at a conversion price which is equal to the lesser of: (i) $1.00 and (ii) 70% of the lowest volume-weighted average price of the Company’s common stock during the 20-trading day period ending on either the last complete trading day prior to the conversion date, or the conversion date (“Conversion Shares”). The number of Conversion Shares that may be issued is subject to an exchange cap such that the sum of (a) the total number of Conversion Shares plus (b) the number of Inducement Shares is limited to an aggregate 2,678,328 shares.

Amended and Restated Merger Agreement

On October 26, 2018, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with Helomics, which restates the Merger Agreement dated June 28, 2018. The Amended Merger Agreement contemplates that the Merger will be a forward triangular merger whereby Helomics will merge with and into Merger Sub. At the time of the Merger, all outstanding shares of Helomics stock not already held by the Company will be converted into the right to receive a proportionate share of 4 million shares of newly issued common stock in the Company and 3.5 million shares of newly issued Series D preferred stock in the Company (rather than a proportionate share of 7.5 million shares of newly issued common stock, as described in Note 4), in addition to the 1.1 million shares of the Company’s common stock already issued to Helomics for the Company’s initial 20% ownership in Helomics. The Series D preferred stock does not have voting rights for most purposes and is convertible into common stock after a period of one year. Other economic terms of the Amended Merger Agreement and the exchange offer with holders of Helomics notes and warrants are described in Note 4.

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

We are a healthcare products and services company that is expanding its business to take advantage of emerging areas of the dynamic healthcare market through sales of its products, through our partnership with Helomics Holding Corporation (“Helomics”) a pioneering Contract Research Organization (“CRO”) Services company and through pursuit of other strategic relationships to build value. In our STREAMWAY business, we manufacture an environmentally-conscious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care.   Since our inception in 2002, we have invested significant resources into product development.  We believe that our success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to our wall-mounted Fluid Management System (“System”) and use of our proprietary cleaning solution and bifurcated filter. We have acquired 25% of the capital stock of Helomics, and on June 28, 2018, we entered into a definitive merger agreement for a proposed merger transaction to acquire the remaining ownership of Helomics. See “Merger Agreement with Helomics” below. In addition, we have formed a wholly-owned subsidiary, TumorGenesis Inc., to develop the next generation, patient derived tumor models for precision cancer therapy and drug development.

We currently have a Vice President of Sales & Marketing, six regional sales managers, and a Vice President of International Sales to sell the STREAMWAY System. We have hired a regional sales representative in the quarter ended March 31, 2018 to sell the STREAMWAY in Germany. We have also hired 3 independent contractors to further represent the Company in certain regions of the United States. We have contracted with two General Purchasing Organizations in the United States, Vizient and Intalere, providing customer exposure to more than 10,000 hospitals. The Company has contracted with Alliant Enterprises, LLC, a Service Disabled Veterans Owned Small Business supplier to the federal government. We have executed contracts with four international distributors. Quadromed, a Canadian distributor will represent us throughout Canada over the next two years, with annual automatic renewals. MediBridge Sarl, a Swiss distributor will represent us in Switzerland over the next two years, with annual automatic renewals. Device Technologies Australia PTY LTD, an Australian distributor will represent us throughout Australia, New Zealand, Fiji and the Pacific Islands over the next five years with annual automatic renewals. PrenitWorld Lifecare is the Company’s newest distributor representing the Company in India over the next two years. In November 2018, the Company signed an agreement with Mediurge, a Pakistan medical device distributor to represent the Company for the next two years.

Since inception, we have been unprofitable. We incurred net losses of approximately $2.5 million and $6.6 million for the three and nine months ended September 30, 2018, and $1.0 million and $4.9 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, and September 30, 2017, we had an accumulated deficit of approximately $61.4 million and $51.9 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY System and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

In the first quarter of 2014, the Company commenced sales of an updated version of the STREAMWAY System, which provide a number of enhancements to the existing product line including a more intuitive and easier to navigate control screen, data storage capabilities, and additional inlet ports on the filters, among other improvements. This updated version utilizes improved technology, including the capability for continuous flow and continuous suctioning, as covered by our provisional patent application filed in 2013 and our non-provisional patent application filed in January 2014. We have sold one hundred forty-two STREAMWAY units through September 2018, including the first unit sold in Switzerland.

In making sales of STREAMWAY System units, we often utilize trial-based units. Trial based units are either installed in or hung on the hospital room wall. The unit is connected to the hospital plumbing and sewer systems, as well as, the hospital vacuum system. The unit remains on the customer site for 2 – 4 weeks, as contracted, at no cost to the customer. However, the customer does purchase the disposable kits necessary to effectively operate the units. Once the trial period has expired the unit is either returned to the Company or purchased by the customer. If purchased, at that time, the Company invoices the customer based upon a contracted price negotiated prior to the trial.

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Liquidity, Plan of Financing and Going Concern Qualification” and “Liquidity and Capital Resources – Financing Transactions” below.

Our future cash requirements and the adequacy of available funds depend on our ability to sell our products and the availability of future financing to fulfill our business plans. We have committed significant capital and management resources to developing our contract research organization business and other new business areas, including advancing $1,635,000 (inclusive of $907,500 advanced in early October) to Helomics and $1,070,000 to CytoBioscience. We will not receive additional contract research organization business from CytoBioscience as we are no longer considering investment in CytoBioscience. In addition, we have increased our expenditures to develop the business of our TumorGenesis subsidiary, to pursue a new rapid approach to growing tumors in the laboratory. It is likely that we will make further investments and advances in other businesses as we develop our CRO business and other business models. Upon completion of the Helomics merger, we expect that our operating cash needs will increase significantly. See “Plan of Financing; Going Concern Qualification” below.

As a company, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Merger Agreement with Helomics

On June 28, 2018, the Company entered into an Agreement and Plan of Merger with Helomics and certain other entities. On October 26, 2018, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with Helomics, which restates the Merger Agreement dated June 28, 2018. The Merger (as defined below) will provide the Company with full access to Helomics’ suite of Artificial Intelligence (AI), precision diagnostic and integrated CRO capabilities, which improve patient care and advance the development of innovative clinical products and technologies for the treatment of cancers. Helomics’ precision oncology services are based on its D-CHIP diagnostic platform, which combines a database of genomic and drug response profiles from over 149,000 tumors with an AI based searchable bioinformatics platform. The Restated Merger Agreement contemplates a forward triangular merger whereby Helomics will merge with and into Merger Sub with Merger Sub surviving the merger as a wholly-owned operating subsidiary of the Company (the “Merger”). At the time of the Merger, all outstanding shares of Helomics stock not already held by the Company will be converted into the right to receive a proportionate share of 4.0 million shares of newly issued common stock in the Company and 3.5 million shares of newly issued Series D preferred stock in the Company, in addition to the 1.1 million shares of the Company’s common stock already issued to Helomics for the Company’s initial 20% ownership in Helomics. The Series D preferred stock does not have voting rights for most purposes and is convertible into common stock after a period of one year. Additionally, 860,000 shares of the merger consideration are to be held in escrow for 18 months to satisfy indemnification claims. Helomics’ management team is expected to remain in their respective leadership positions at Helomics and to manage the existing TumorGenesis operations.

Helomics currently has outstanding $7.6 million in promissory notes and warrants to purchase 18.7 million shares at an exercise price of $1.00 per share of Helomics common stock held by the investors in the notes. As a result of the Merger, the holders of said promissory notes and warrants will be entitled to additional warrants to purchase up to 5 million additional shares of Helomics common stock at an exercise price of $1.00 per share. Helomics agrees to use commercially reasonable efforts to cause the holder of each such promissory note to enter into an agreement whereby such holder agrees that, effective upon the closing of the Merger, (a) all or a certain portion of the indebtedness evidenced by such promissory note shall be converted into common stock in the Company, (b) all of such holder’s Helomics’ warrants shall be converted into warrants of the Company, and (c) the unconverted portion of said indebtedness shall be converted into a promissory note issued by the Company dated as of the closing of the Merger. The Merger is expressly conditioned on the holders of at least 75% of the $7.6 million in outstanding Helomics promissory notes agreeing to such an exchange (and the parties contemplate that each Helomics warrant will be exchanged for a Company warrant at a ratio of 0.6 of the Company warrants for each Helomics warrant, with an exercise price of $1.00 per share. In addition, Helomics currently has 995,000 warrants held by other parties at an exercise price of $0.01 per share of Helomics common stock. It is contemplated that these warrants will be exchanged at the time of the closing of the Merger for warrants to purchase 597,000 shares of the Company’s common stock at $0.01 per share. If all of the $8.8 million in outstanding Helomics Notes and all of the outstanding Helomics Warrants are so exchanged, the Company will issue: (1) 8.8 million additional shares of Common Stock (exchanged at $1.00 per share based on principal and accrued interest on the Helomics Notes), (2) 14,245,130 warrants to purchase shares of Common Stock at an exercise price of $1.00 per share and (3) 597,000 warrants to purchase shares of Common Stock at an exercise price of $0.01 per share. The Merger Agreement also obligates the Company to approve, prior to the closing of the Merger, the grant of stock options exercisable for an aggregate of 900,000 shares of common stock in the Company under the Company’s existing equity plan to the employees and consultants of Helomics designated by Helomics, according to the allocation determined by Helomics in good faith consultation with the Company.

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

Helomics experienced a net loss from continuing operations of $6,833,846, for the nine-month period ended September 30, 2018. As a result, the Company recorded net loss to the Company of $1,606,294 for the nine-month period ended September 30, 2018. Helomics’ loss is due to a reduction of revenue by reserving a substantial amount of third party revenue from insurance companies on diagnostic income. In the third quarter there was approximately $31,000 of initial CRO and D-CHIP revenue. The fourth quarter of the year is expected to include more substantial CRO and D-CHIP revenues that are expected to increase Helomics’ revenues and reduce losses. Helomics is a development stage company that may experience losses in future periods that will result in net loss to investor. Due to the Company’s minority investment, such Helomics’ losses may have a material adverse effect on the Company’s financial position and results of operations for such future periods.

Results of Operations

Revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Difference	% Difference	2018	2017	$ Difference	% Difference
Revenue	$329,930	$152,535	$177,395	116%	$1,100,108	$434,523	$665,585	153%

There were 35 sales of STREAMWAY units in the nine months ended September 30, 2018, compared to 3 sales of STREAMWAY units in the comparable 2017 period. There were 10 sales of STREAMWAY units in the three-month period ended September 30, 2018 compared to 2 sales of STREAMWAY units in the comparable 2017 period. We expect that our strategy of hiring additional sales representatives will have a greater revenue effect in future quarters.

Cost of sales. Cost of sales was $83,000 in the three months ended September 30, 2018 and $29,000 in the three months ended September 30, 2017. Cost of sales was $309,000 in the nine months ended September 30, 2018 and $88,000 in the nine months ended September 30, 2018. The gross profit margin was approximately 72% in the nine months ended September 30, 2018, compared to 80% in the prior year. Our margins were reduced in 2018 due to higher costs. Eventually, we expect increased sales to allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution, which we expect to improve our margins.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and Administrative (G&A) expenses increased by $141,000 for the three months ended September 30, 2018 compared to the 2017 period. The increase in the three-month period is due to: $198,000 from stock based compensation, $47,000 from depreciation and amortization expenses mostly due to the amortization of licensing fees for the TumorGenesis business, $33,000 from accounting fees, $30,000 from recruiting fees due to hiring additional regional sales managers, $19,000 from payroll due to employee increases, and a combined $55,000 from travel & entertainment, investor relations, rent, office supplies and Bank charges. Offsetting decreases were from $165,000 to legal fees due to a settlement in 2018 that caused a large write-off of previously accrued fees, and from $63,000 in consulting because in 2017 Precision hired a consultant to assist in business strategy.

General & Administrative expenses decreased by $1,260,000 for the nine months ended September 30, 2018 compared to the 2017 period. The decrease in the nine-month period is due to $2,150,000 from investor stock compensation because in the 2017 period our Company had a residual affect from a registered direct offering in November 2016 with warrants that vested in 2017; additionally there were amendments to stock options in 2017. Other decreases resulted from $282,000 in consulting expenses in 2017, that included $220,000 paid by issuing shares of stock to a consulting firm to assist in sales, placements, company acquisitions, and hiring product distributors. Finally, there was $47,000 in decreases due to an overpayment of taxes in 2017. Offsets in 2018 were from investor relations, $508,000 due to expenses related to private and public offerings and from hiring additional analysts and investor relations firms; from a $450,000 increase in stock based compensation due to vesting expense for employees, $52,000 in depreciation and amortization expenses mostly for license fees on behalf of TumorGenesis pursuant to our agreements with three separate companies regarding cancer testing, $13,000 for increases in legal fees toward merger and acquisition activity, $72,000 for increases in audit and accounting fees due to engaging a new audit firm, $58,000 for increases in personnel recruiting fees, and a combined $85,000 for increases in payroll, taxes and benefits, travel, stock transfer expense, rent and office supplies.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased by $531,000 in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Increases consisted of $327,000 in consulting fees due to the TumorGenesis build-up; $68,000 in stock-based compensation for employee options; $93,000 in research & development; $7,000 toward testing for new STREAMWAY parts development; $3,000 due to increased travel for technical support; $27,000 due to payroll, taxes and benefits; and $3,000 for shipping and postage.

Operations expense increased by $815,000 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Increases consisted of $212,000 in stock-based compensation for employee options; $158,000 in research & development; $354,000 in consulting due to TumorGenesis build-up; $24,000 toward testing for new STREAMWAY parts development; $46,000 in salary increases for new employees; $7,000 in increased travel for technical support and $12,000 for shipping and postage.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased by $320,000 in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in 2018 resulted from $184,000 in salaries, payroll taxes and benefits due to increased sales staff; $64,000 for stock based compensation for employee options; $25,000 due to increased commissions due to higher sales in 2018; $44,000 in increased travel to reach more customers; $12,000 in public relations from hiring a new firm; $21,000 in sales bonuses towards increased sales achievements; and, $12,000 for increased trade show attendance. An offset was for $38,000 in reduced consulting expenses.

Sales and marketing expenses increased by $1,046,000 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in 2018 resulted from $368,000 in salaries, payroll taxes and benefits for full year to date effect of increased sales staff; $146,000 for stock based compensation for employee options; $136,000 due to increased commissions due to higher sales in 2018; $121,000 in increased travel to reach more customers; $85,000 in public relations from hiring a new firm; $39,000 in sales bonuses towards increased sales achievements; $40,000 in market research from producing strategic market development report; $28,000 for increased trade show attendance; $125,000 toward new website development; and, $5,000 for advertising and promotion. An offset was for $49,000 in reduced consulting expenses.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $4,069,685 for the nine months ended September 30, 2018 compared with net cash used of $3,137,309 for the 2017 period. Cash used increased by $932,000 in the 2018 period primarily because of increases in net losses driven by the equity method loss from Helomics, partially offset by a reduction in vesting expense, the increase in cash used was further driven by increases to prepaid and other expenses; these were offset by increases in accounts payable and accrued expenses.

Cash flows used in investing activities was $96,184 for the nine months ended September 30, 2018 and $1,676,015 for the nine months ended September 30, 2017.  The Company redeemed certificates of deposit, which was offset by an increase in notes receivable, fixed assets and intangible asset purchases.

Net cash provided by financing activities was $3,609,571 for the nine months ended September 30, 2018 compared to net cash provided of $3,814,938 for the nine months ended September 30, 2017. The cash provided came from the net proceeds of the January 2018 public offering plus the over-allotment option exercise by the underwriter, and from warrants exercised by warrant holders.

Capital Resources

Our cash and cash equivalents were approximately $210,000 as of September 30, 2018. We had a cash balance of $156,000 as of September 30, 2018, with the remainder of our cash equivalents in money market accounts. In the first week of October 2018 we received $1,815,000 net proceeds from the private placement of secured convertible promissory notes; half of that amount was advanced to Helomics. Since our inception, we have incurred significant losses. As of September 30, 2018, we had an accumulated deficit of approximately $61,400,000.

From inception to September 30, 2018, our operations have been funded through a bank loan and private convertible debt of approximately $5,435,000 and equity investments totaling approximately $36,490,000.

In the first nine months of 2018, we recognized $1,100,000 in revenues.

Plan of Financing; Going Concern Qualification

As a result of the factors below, we believe there is a substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern.

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $61.4 million as of September 30, 2018. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, in addition to a past bank loan (not currently outstanding) and various public and private offerings. The Company has raised approximately $36,490,000 in equity offerings, inclusive of (1) $2,055,000 from a private placement of Series A Convertible Preferred Stock, (2) $13,555,003 from the public offering of Units, (3) $1,739,770 from a registered direct offering, (4) $3,937,500 plus an overallotment of $358,312 from a firm commitment underwritten public offering, and (5) $1,300,000 from a private placement of Series C Convertible Preferred Stock. Also included in the $36,490,000 aggregate is a total of $3,405,052 from 2018 including $2,755,000 from a firm commitment underwritten public offering and $650,062 from exercising warrants into common stock. In addition, historically there was $5,685,000 in debt financing.

We have not achieved profitability and anticipate that we will continue to incur net losses at least for the foreseeable future.

We had revenues of $1,100,000 in the first nine months of 2018, but we had negative operating cash flows of $4.1 million. The negative cash flow is heavily impacted by our loss in the first nine months of 2018, which was largely made up of $906,000 of expenses in investor relations which includes the public offering completed in 2018 and a final cash payment of approximately $189,000 for conversion of our convertible preferred stock issued in the private placement in November 2017, plus hiring additional investor relations firms; vesting expenses for employee options totaling $800,000, a one-time expense for $125,000 to develop our new website, and increases in sales and marketing expenses of $1,046,000 toward expanding our sales team and global coverage. Our cash balance was $156,429 as of September 30, 2018, with an additional $53,000 in cash equivalents. In the first week of October 2018, we received $1,815,000 net proceeds from the private placement of secured convertible promissory notes; half of that amount was advanced to Helomics. Our accounts payable and accrued expenses as of September 30, 2018 were an aggregate $724,000. We are currently incurring negative operating cash flows of approximately $452,000 per month, though the first nine months. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, Helomics continues to incur negative operating cash flows, and there is no assurance that Helomics will not require additional cash advances prior to the closing of the Merger.

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

We will incur approximately $70,000 per month in expenses relating to launching the TumorGenesis business. In addition, in 2017, we provided $668,000 in financing to Helomics, of which $500,000 in principal amount has been converted into an equity interest in Helomics and $168,000 in principal amount is subject to secured notes that remain outstanding. In September 2018, the Company advanced an additional $60,000 for working capital for Helomics’ business. The balance due to the Company was $163,468 plus interest as of September 30, 2018. Subsequently, in October 2018, the Company advanced $907,500 for working capital for Helomics’ business. All additional advances are covered by the security interest in certain equipment of Helomics. The notes will eliminate when the Company merges with Helomics thus we do not expect positive cash flows in the future as a result of the notes.

In addition, in August 2017, we entered into a merger agreement with CytoBioscience, which was subsequently terminated in November 2017. From July 2017 through November 2017, we advanced $1,070,000 to CytoBioscience in the form of secured notes, which are still outstanding. CytoBioscience was current in its payments to the Company through and including July 2018. The Company has not received the scheduled interest payments from CytoBioscience for the months of August, September and October. On September 27 and 28, 2018 CytoBioscience, through its parent company (WestMountain), made public filings indicating that their notes payable was in default. In October 2018, CytoBioscience communicated to the Company that CytoBioscience is raising capital that it believes will allow it to resume debt service payments, and that CytoBioscience wishes to negotiate an extension to the note. At this time the Company does not believe a reserve is needed but if CytoBioscience is not successful in its efforts to raise capital, there could be additional reserves or write-offs against this receivable in the future, which could result in a significant loss for the Company.

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

Upon completion of the Merger with Helomics, we expect that our operating cash needs will increase significantly. We anticipate that, after completion of the Merger, we will conduct one or more financing transactions, including through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing may be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

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

September-October 2018 Private Placement of Convertible Promissory Notes

Effective as of September 28, 2018 (the “Effective Date”), the Company issued convertible secured promissory notes two private investors in the original principal amount of an aggregate $2,297,727.50 (the “bridge loan”). The closing of the investment took place on October 3, 2018, and therefore, the net cash proceeds to the Company of $1,815,000, representing an aggregate investment of $2,000,000 less commissions, are reflected on the Company’s balance sheet as of September 30, 2018 as Loan Receivable – Bridge Loan. The notes payable is reflected on the balance sheet as Note Payable in the amount of $1,004,680, net of discount of $1,293,047.

The Company has loaned one-half of the net proceeds to Helomics. The Company and Helomics have granted to each of the investors a security interest in their assets to secure repayment of the notes. The securities purchase agreements with the investors also provide for a second investment of an aggregate of $500,000 by the investors at the consummation of the merger transaction with Helomics, at which point the aggregate principal amounts of the notes will become $2,865,909. As additional consideration for the investment, the Company issued an aggregate 650,000 shares of its common stock (the “Inducement Shares”) to the investors or their affiliates plus warrants to acquire up to an aggregate 1,071,776 shares of the Company’s common stock at an exercise price of $1.155 per share. Upon the closing of the second tranche investment, the warrants will be increased to cover an aggregate total of 1,336,805 shares. Each warrant is exercisable by the investor beginning on the sixth month anniversary of the effective date through the fifth-year anniversary thereof.

The notes accrue interest at a rate of 8% per annum (with twelve months of interest guaranteed). The maturity date of the notes is twelve months from the Effective Date. The notes may be prepaid in any amount, subject to the following prepayment penalties: (1) during the first 30 days after the Effective Date, any amount prepaid will be subject to a 5% prepayment penalty; (2) during the next 30 days thereafter, any amount prepaid will be subject to a 10% prepayment penalty; (3) during the next 30 days thereafter, any amount prepaid will be subject to a 15% prepayment penalty; (4) during the next 30 days thereafter, any amount prepaid will be subject to a 20% prepayment penalty; and (5) any amount prepaid after the 120th calendar day after the Effective Date will be subject to a 25% prepayment penalty. Upon the earlier to occur of an Event of Default (as defined in the Notes) or the filing of certain registration statements, each Investor will have the right at any time thereafter to convert all or any part of its Note into shares of the Company’s common stock at a conversion price which is equal to the lesser of: (i) $1.00 and (ii) 70% of the lowest volume-weighted average price of the Company’s common stock during the 20-trading day period ending on either the last complete trading day prior to the conversion date, or the conversion date (“Conversion Shares”). The number of Conversion Shares that may be issued is subject to an exchange cap such that the sum of (a) the total number of Conversion Shares plus (b) the number of Inducement Shares is limited to an aggregate 2,678,328 shares.

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

We record receivables when we have an unconditional right to receive consideration after the performance obligations are satisfied. As of September 30, 2018, and December 31, 2017, accounts receivable totaled $238,958 and $137,499, respectively. For the nine months ended September 30, 2018, we did not incur material impairment losses with respect to our receivables.

See “Note 3 – Revenue Recognition,” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion.

Stock-Based Compensation.  Effective January 1, 2006, we adopted ASC 718- Compensation-Stock Compensation (“ASC 718”).  Under ASC 718 stock-based employee compensation cost is recognized using the fair value-based method for all new awards granted after January 1, 2006 and unvested awards outstanding at January 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at January 1, 2006, are being recognized over the requisite service period based on the grant-date fair value of those options and awards, using a straight-line method. We elected the modified-prospective method in adopting ASC 718 under which prior periods are not retroactively restated.

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

Because we do not have significant historical trading data on our common stock we relied upon trading data from a composite of 10 medical companies traded on major exchanges and 15 medical companies quoted by the OTC Bulletin Board to help us arrive at expectations as to volatility of our own stock when public trading commences. In the case of options and warrants issued to consultants and investors we used the legal term of the option/warrant as the estimated term unless there was a compelling reason to use a shorter term. The measurement date for employee and non-employee options and warrants is the grant date of the option or warrant. The vesting period for options that contain service conditions is based upon management’s best estimate as to when the applicable service conditions will be achieved. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See “Note 4 – Stockholders’ Equity, Stock Options and Warrants” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information.

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

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties related to the Company, many of which are beyond the Company’s control. The Company’s actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

•	Current negative operating cash flows, including significant investment in our new business areas, past advances to companies with which we have strategic partnerships and the likelihood of additional such advances, as well as uncertain returns or profitability of new businesses;
•	The terms of any further financing, which may be highly dilutive and may include onerous terms;
•	Risks relating to the proposed merger with Helomics, including uncertainty of completion of the merger, additional expenses relating to the merger and devotion of management resources to the merger;
•	Risks relating to significant cash advances we have made to Helomics and CytoBioscience, including uncertainty of repayment and possible need to make additional advances to Helomics or other companies in connection with strategic relationships;
•	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;
•	The impact of competition, the obtaining and maintenance of any necessary regulatory clearances applicable to applications of the Company’s technology;
•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;
•	Risk that we never become profitable if our product is not accepted by potential customers;
•	Possible impact of government regulation and scrutiny;
•	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;
•	Adverse results of any legal proceedings;
•	The volatility of our operating results and financial condition, and,
•	Other specific risks that may be alluded to in this report.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

In addition to the other information set forth in the Quarterly Report on Form 10-Q, the reader should carefully The following risk factors amend, restate and supplement the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

RISKS RELATED TO THE MERGER

Precision may not complete the Merger, which could negatively impact Precision’s stock price and future operations.

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

Precision does not have complete information about Helomics.

Precision’s information regarding Helomics, to some extent, consists of preliminary information supplied by Helomics. Precision does not make any representations about this information. In preparation for closing of the Merger, Precision will continue its due diligence review of information relating to Helomics, and if its due diligence review is not satisfactory, Precision will have the right to terminate the Merger Agreement, in which case the Merger will not occur. If the representations and warranties of Helomics in the Merger Agreement are not accurate, Precision will have limited ability to seek recovery under the indemnification provisions of the Merger Agreement. If information regarding Helomics proves to be inaccurate in any material respect, this may result in a material adverse effect on Precision’s financial condition and results of operations after the closing of the Merger.

The Merger Consideration is not adjustable based on the market price of Precision common stock so the consideration received (a) in connection with the Merger at the Closing of the Merger and/or (b) in connection with the Exchange Offer may have a greater or lesser value than at the time the Merger Agreement was signed.

Changes in the market price of Precision common stock before the completion of the Merger will not affect the number of shares Helomics security holders will be entitled to receive pursuant to the Merger Agreement (the “Merger Consideration”) and/or the Exchange Offer. Therefore, if, before the completion of the Merger, the market price of Precision common stock declines from the market price on the date of the Merger Agreement, then Helomics security holders could receive consideration with substantially lower value in connection with the Merger, the Exchange Offer or both. Similarly, if before the completion of the Merger, the market price of Precision common stock increases from the market price on the date of the Merger Agreement, then Helomics security holders could receive consideration with substantially more value for their shares of Helomics capital stock than the parties had anticipated.

If the conditions to the Merger are not met, the Merger may not occur.

Even if the Merger is approved by the stockholders of both Precision and Helomics, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement and described in the section titled “The Merger Agreement — Conditions to the Completion of the Merger” in this proxy statement/prospectus/information statement. Neither Precision nor Helomics can assure you that all the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or may be delayed, and Precision and Helomics each may lose some or all the intended benefits of the Merger.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.

In general, either Precision or Helomics can refuse to complete the Merger if there is a material adverse change affecting the other party between October 22, 2018, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Precision or Helomics, including:

1.	conditions generally affecting the industries in which Helomics or Precision participates or the U.S. or global economy as a whole, to the extent that such conditions do not have a disproportionate impact on Precision or Helomics and their respective subsidiaries, taken as a whole, as compared to other industry participants;

2.	general conditions in the financial markets, and any changes therein (including any changes arising out of acts of terrorism, war, weather conditions or other force majeure events), to the extent that such conditions do not have a disproportionate impact on Precision or Helomics and their respective subsidiaries, taken as a whole, as compared to other industry participants; and

3.	any change in accounting requirements or principles or any change in applicable legal requirements.

If material adverse changes occur and Precision and Helomics still complete the Merger, the stock price of the combined company may suffer. This in turn may reduce the value of the Merger and/or the Exchange Offer to the stockholders of Precision, Helomics or both.

The Merger may not occur if either Precision or Helomics or both is not satisfied with the results of due diligence.

Both (a) Precision’s satisfaction with the results of its due diligence regarding Helomics and its subsidiary entities and (b) Helomics’ satisfaction with the results of its due diligence regarding Precision are conditions that must be satisfied or waived to complete the Merger. Neither Precision nor Helomics can assure you that these conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or may be delayed, and Precision and Helomics each may lose some or all the intended benefits of the Merger.

Precision stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined organization is unable to realize the full strategic and financial benefits currently anticipated from the Merger, Precision stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Prior to the Merger, each of Helomics and Precision is obligated pursuant to the Merger Agreement to conduct their respective business and operations in the ordinary course and in accordance in all material respects with past practices, which could limit favorable opportunities available to Helomics and/or Precision, which could adversely affect their respective businesses.

Covenants in the Merger Agreement requires each of Helomics and Precision to conduct their respective business and operations in the ordinary course, which may impede the ability of each of Helomics and Precision to enter into other transactions that are not in the ordinary course of business, pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a relative disadvantage to their competitors during that period.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit Helomics from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

Because the lack of a public market for Helomics’ capital stock makes it difficult to evaluate the fairness of the Merger, the stockholders of Helomics may receive consideration (a) in the Merger and/or (b) the Exchange Offer that is less than the fair market value of Helomics’ capital stock and/or Precision may pay more than the fair market value of Helomics’ capital stock.

The outstanding capital stock of Helomics is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Helomics’ capital stock. Because the percentage of Precision equity to be issued to Helomics stockholders was determined based on negotiations between the parties, it is possible that the value of the Precision common stock to be received by Helomics stockholders will be less than the fair market value of Helomics’ capital stock, or Precision may pay more than the aggregate fair market value for Helomics’ capital stock.

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

Each of Precision, Helomics and the combined company will incur substantial transaction-related costs relating to the Merger.

Precision and Helomics have incurred, and expect to continue to incur, significant non-recurring transaction-related costs associated with completing the Merger and combining the two companies. These fees and costs have been, and will continue to be, substantial. Through [October 5, 2018], Precision and Helomics together have incurred $700,000 in expenses related to completing the Merger and they estimate they will incur additional Merger related expenses of  $300,000 before consummation of the Merger. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, severance and benefit costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the operations of Precision and Helomics, which may be higher than expected and could have a material adverse effect on the combined company’s financial condition and operating results.

Precision’s ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code and may be subject to further limitation because of prior or future offerings of Precision’s stock or other transactions.

Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”) contain rules that limit the ability of a company that undergoes an ownership change, which is generally an increase in the ownership percentage of certain stockholders in the stock of a company by more than 50% over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change, as defined by Section 382 of the Code, occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax-exempt rate and the value of the company’s stock immediately before the ownership change. The Merger will result in such an ownership change. As a result, Precision will not be able to use its pre-Merger losses or credit carryovers or certain built-in losses to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 of the Code, which may result in the expiration of a portion of Precision’s tax attributes before utilization.

Precision will incur significant increased costs as a result of the completion of the Merger.

Following completion of the merger, Precision’s operating expenses are likely to increase significantly as Helomics continues to develop and grow its business. These increases are most likely to be in the areas of sales and marketing, compensation and research and product development. There also may be increases in legal, accounting, insurance and compliance costs. As a result, the combined company is expected to report operating losses until Helomics can significantly increase its revenues. This may have a material adverse impact on the market price of Precision common stock following the Merger. Additionally, the integration of the operations of Precision and Helomics may result in unanticipated costs, which may be higher than expected and could have a material adverse effect on the combined company’s financial condition and operating results.

The Merger may fail to qualify as a reorganization for U.S. federal income tax purposes, resulting in recognition of taxable gain or loss by Helomics stockholders in respect of their Helomics capital stock.

Precision and Helomics intend for the Merger to qualify as a reorganization within the meaning of Section 368(a) of the Code, as described in the section entitled “The Merger — Material U.S. Federal Income Tax Consequences of the Merger” in this proxy statement/prospectus/information statement. In the event that the Merger does not qualify as a reorganization, the Merger would result in taxable gain or loss for each Helomics stockholder, with the amount of such gain or loss determined by the amount that each Helomics stockholder’s adjusted tax basis in the Helomics capital stock surrendered is less or more than the fair market value of the Precision common stock and any cash in lieu of a fractional share received in exchange therefor. Each holder of Helomics capital stock is urged to consult with his, her or its own tax advisor with respect to the tax consequences of the Merger.

The combined company will not be able to continue operating without additional financing.

Both Precision and Helomics have been operating at a loss. In order to continue operating and remain a going concern, the combined company will need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.), and there can be no assurance that it will be successful in such pursuits with terms satisfactory to management and Precision’s board of directors. In the past, both companies have actively pursued a variety of funding sources including private offerings and have consummated certain transactions in order to address their respective capital requirements. Precision recently completed a private offering of securities and loaned a portion of the proceeds to Helomics. See “Precision Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.” However, the combined company anticipates the need for additional capital beyond the recent offering and may not be able to acquire such additional funding. Accordingly, if the combined company is unable to generate adequate cash from operations, and if it is unable to find sources of funding, it may be necessary for it to sell one or more lines of business or all or a portion of its assets, enter into a business combination, reduce or eliminate operations, liquidate assets, or seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the combined company’s existing shareholders or that result in its existing shareholders losing all of their investment in the combined company.

Precision may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on Precision’s ability to realize the anticipated growth opportunities and synergies from combining Precision and Helomics. The integration of Precision and Helomics will be a time consuming and expensive process and may disrupt their operations if it is not completed in a timely and efficient manner. In addition, Precision may not achieve anticipated synergies or other benefits of the Merger. Following the Merger, Precision and Helomics must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. The combined company may encounter the following integration difficulties, resulting in costs and delays:

•	failure to successfully manage relationships with customers and other important relationships;

•	failure of customers to continue using the services of the combined company;

•	difficulties in successfully integrating the management teams and employees of Precision and Helomics;

•	challenges encountered in manager larger operations;

•	losses of key employees;

•	failure to manage the growth and growth strategies of Precision and Helomics;

•	diversion of the attention of management from other ongoing business concerns;

•	incompatibility of technologies and systems;

•	impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the Merger; and

•	incompatibility of business cultures.

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

RISKS RELATING TO THE PRECISION BUSINESS

Precision will require additional financing to finance operating expenses and fulfill its business plan. Such financing will be dilutive.

Precision has not achieved profitability and anticipates that it will continue to incur net losses at least through the final two quarters of 2018. Precision had revenues of $655,000 in 2017, but Precision had negative operating cash flows of $4.5 million. In January 2017, Precision received proceeds of $3.9 million because of its public offering. In November 2017, Precision received proceeds of $1.3 million because of its private placement. Precision’s cash and cash equivalents balance was $0.8 million as of December 31, 2017, and its accounts payable and accrued expenses were an aggregate $0.9 million. Precision is currently incurring negative operating cash flows of approximately $385,000 per month. Although Precision is attempting to curtail its expenses, there is no guarantee that Precision will be able to reduce these expenses significantly, and expenses for some periods may be higher as Precision prepares its products for broader sales, increases its sales efforts and maintains adequate inventories.

On January 9, 2018, Precision received net proceeds of $2.5 million because of an S-3 public offering. Subsequently, in connection the underwriter exercised for an aggregate of 215,247 shares of common stock, the over-allotment option; Precision received additional net proceeds of $188,000 on February 20, 2018. Precision’s cash and cash equivalents balance on January 31, 2018 was approximately $2.8 million.

Precision recently completed a private offering of securities and loaned a portion of the proceeds to Helomics. The proceeds from these investments will provide capital to Precision and Helomics. For more information about the investment transaction, see “Precision Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

In addition to the recent private offering, Precision may require additional funding to finance operating expenses and to invest in its sales organization and new product development and to enter the international marketplace. Precision will attempt to raise these funds through equity or debt financing, alternative offerings or other means. If Precision is successful in securing adequate funding it plans to make significant capital or equipment investments, and it will also continue to make human resource additions over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, Precision will be forced to limit Precision’s business activities, which will have a material adverse effect on Precision’s results of operations and financial condition.

In connection with developing Precision’s CRO business, Precision has committed and will continue to commit significant capital to investments in early stage companies, all of which may be lost and which may require it to raise significant additional capital, and Precision’s entering into new lines of business will result in significant diversion of management resources, all of which may result in failure of Precision’s business.

Precision has committed significant capital and management resources to developing its CRO business and other new business areas, and Precision intends to continue to devote significant and management resources to new businesses. In 2017, Precision provided $668,000 in financing to Helomics, of which $500,000 in principal amount has been converted into an equity interest in Helomics and $168,000 in principal amount is subject to secured notes that remain outstanding. In connection with its private offering, in 2018, Precision loaned to Helomics an additional $907,500 in exchange for an additional secured promissory note. See “Precision Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.” In addition, in August 2017, Precision entered into a merger agreement with CytoBioscience, which was subsequently terminated in November 2017. From July 2017 through November 2017, Precision advanced $1,070,000 to CytoBioscience in the form of secured notes, which are still outstanding. CytoBioscience has indicated in its most recent 10-Q filings that they have defaulted on the note; CytoBioscience is three months in arrears on interest payments. It is likely that Precision will make further investments and advances in other businesses as it develops its CRO business and other business models. There can be no assurance that any of the outstanding balances of these existing promissory notes or future advances will be repaid. Further, there is no assurance that Precision’s equity investments in new businesses will result in significant value for Precision. Therefore, Precision could invest significant capital in other business enterprises with no certainty when or whether Precision will realize a return on these investments. Investments in cash will deplete Precision’s capital resources, meaning that Precision will be required to raise significant amounts of new capital. There is no assurance that Precision will be successful in raising sufficient capital, and the terms of any such financing will be dilutive to its stockholders. Precision may also acquire technologies or companies by issuing stock or other equity securities rather than or in addition to payment of cash, which may have the result of diluting the investment of its stockholders. Further, the energy and resources of Precision’s officers and personnel are being substantially diverted to these new lines of business, which are unproven. If these businesses are unsuccessful or require too great of a financial investment to be profitable, Precision’s business may fail regardless of the level of success of Precision’s STREAMWAY business.

Precision’s limited operating history makes evaluation of its business difficult.

Precision was formed on April 23, 2002 and to date has generated only moderate revenue year by year. Precision’s ability to implement a successful business plan remains unproven and no assurance can be given that it will ever generate sufficient revenues to sustain its business. Precision has a limited operating history which makes it difficult to evaluate its performance. You must consider Precision’s prospects in light of these risks and the expenses, technical obstacles, difficulties, market penetration rate and delays frequently encountered in connection with the development of new businesses. These factors include uncertainty as to whether Precision will be able to:

•	be successful in uncertain markets;

•	respond effectively to competitive pressures;

•	successfully address intellectual property issues of others;

•	protect and expand Precision’s intellectual property rights; and

•	continue to develop and upgrade Precision’s products.

STREAMWAY Business Risk Factors

Precision’s business is dependent upon proprietary intellectual property rights, which if it is unable to protect, could have a material adverse effect on its business.

Precision relies on a combination of patent, trade secret and other intellectual property rights and measures to protect its intellectual property. Precision currently owns and may in the future own or license additional patent rights or trade secrets in the U.S., with non-provisional patents elsewhere in the world that cover certain of Precision’s products. Precision relies on patent laws and other intellectual property laws, nondisclosure and other contractual provisions and technical measures to protect its products and intangible assets. These intellectual property rights are important to Precision’s ongoing operations and no assurance can be given that any measure Precision implements will be sufficient to protect its intellectual property rights. Also, with respect to Precision’s trade secrets and proprietary know-how, Precision cannot be certain that the confidentiality agreements entered into with employees will not be breached, or that Precision will have adequate remedies for any breach. Precision may lose the protection afforded by these rights through patent expirations, legal challenges or governmental action. If Precision cannot protect its rights, Precision may lose its competitive advantage if these patents were found to be invalid in the jurisdictions in which Precision sells or plans to sell its products. The loss of Precision’s intellectual property rights could have a material adverse effect on its business.

If Precision becomes subject to intellectual property actions, this could hinder its ability to deliver its products and services and its business could be negatively impacted.

Precision may be subject to legal or regulatory actions alleging intellectual property infringement or similar claims against Precision. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of Precision’s technologies or businesses. Moreover, if it is determined that Precision’s products infringe on the intellectual property rights of third parties, Precision may be prevented from marketing its products. While Precision is currently not subject to any material intellectual property litigation, any future litigation alleging intellectual property infringement could be costly, particularly in light of its limited resources. Similarly, if Precision determines that third parties are infringing on its patents or other intellectual property rights, Precision’s limited resources may prevent it from litigating or otherwise taking actions to enforce its rights. Any such litigation or inability to enforce Precision’s rights could require Precision to change its business practices, hinder or prevent its ability to deliver its products and services, and result in a negative impact to Precision’s business. Expansion of Precision’s business via product line enhancements or new product lines to drive increased growth in current or new markets may be inhibited by the intellectual property rights of Precision’s competitors and/or suppliers. Precision’s inability to successfully mitigate those factors may significantly reduce its market opportunity and subsequent growth.

Precision faces significant competition, including competition from companies with considerably greater resources than Precision, and if Precision is unable to compete effectively with these companies, its market share may decline, and its business could be harmed.

Precision’s industry is highly competitive with numerous competitors ranging from well-established manufacturers to innovative start-ups. A number of Precision’s competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than Precision does. Their greater capabilities in these areas may enable them to compete more effectively on the basis of price and production and more quickly develop new products and technologies.

Precision’s competitors include Cardinal Health, Inc., a medical manufacturer and distributor, and Stryker Instruments, a wholly owned subsidiary of Stryker Corporation, which has a leading position in Precision’s market. Both of these competitors are substantially larger than Precision and are better capitalized than Precision.

Companies with significantly greater resources than Precision may be able to reverse engineer Precision’s products and/or circumvent its intellectual property position. Such action, if successful, would greatly reduce Precision’s competitive advantage in the marketplace.

Precision believes that its ability to compete successfully depends on a number of factors, including its technical innovations of unlimited suction and unlimited capacity capabilities, its innovative and advanced research and development capabilities, strength of its intellectual property rights, sales and distribution channels and advanced manufacturing capabilities. Precision plans to employ these and other elements as it develops its products and technologies, but there are many other factors beyond its control. Precision may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand its development and marketing of new products, which could adversely impact the trading price of the shares of Precision’s common stock.

Precision’s business is subject to intense governmental regulation and scrutiny, both in the U.S. and abroad.

The production, marketing, and research and development of Precision’s product is subject to extensive regulation and review by the FDA and other governmental authorities both in the United States and abroad. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record keeping. If Precision does not comply with applicable regulatory requirements, violations could result in warning letters, non-approvals, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Periodically, legislative or regulatory proposals are introduced that could alter the review and approval process relating to medical products. It is possible that the FDA will issue additional regulations further restricting the sale of Precision’s present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to Precision’s current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute existing products.

If Precision’s products are not accepted by its potential customers, it is unlikely that Precision will ever become profitable.

The medical industry has historically used a variety of technologies for fluid waste management. Compared to these conventional technologies, Precision’s technology is relatively new, and the number of companies using its technology is limited. The commercial success of Precision’s product will depend upon the widespread adoption of Precision’s technology as a preferred method by hospitals and surgical centers. In order to be successful, Precision’s product must meet the technical and cost requirements for these facilities. Market acceptance will depend on many factors, including:

•	the willingness and ability of customers to adopt new technologies;

•	Precision’s ability to convince prospective strategic partners and customers that its technology is an attractive alternative to conventional methods used by the medical industry;

•	Precision’s ability to select and execute agreements with effective distributors to market and sell Precision’s product; and

•	Precision’s ability to assure customer use of the Skyline proprietary cleaning solution and in-line filter.

Because of these and other factors, Precision’s products may not gain market acceptance or become the industry standard for the health care industry. The failure of such companies to purchase Precision’s products would have a material adverse effect on Precision’s business, results of operations and financial condition.

If demand for Precision’s products are unexpectedly high, there is no assurance that there will not be supply interruptions or delays.

Precision is currently manufacturing the STREAMWAY System, following GMP compliance regulations of the FDA, at its own facility and anticipates the capability of producing the STREAMWAY System in sufficient quantities for future near-term sales. Precision has contracted with a manufacturing company that can manufacture products at higher volumes. However, if demand for Precision’s product is unexpectedly high, there is no assurance that Precision or its manufacturing partners will be able to produce the product in sufficiently high quantity to satisfy demands. Any supply interruptions or inadequate supply would have a material adverse effect on Precision’s results of operations.

Precision is dependent on a few key executive officers for its success. Precision’s inability to retain those officers would impede its business plan and growth strategies, which would have a negative impact on its business and the value of an investment.

Precision’s success depends on the skills, experience and performance of key members of its management team. Precision heavily depends on its management team: Carl Schwartz, Precision’s Chief Executive Officer, and Bob Myers, Precision’s Chief Financial Officer. Precision has entered into employment agreements with the CEO and the CFO of the senior management team and it may expand the relatively small number of executives in its company. Were Precision to lose one or more of these key individuals, Precision would be forced to expend significant time and money in the pursuit of a replacement, which could result in both a delay in the implementation of Precision’s business plan and the diversion of its limited working capital. Precision can give you no assurance that it can find satisfactory replacements for these key individuals at all, or on terms that are not unduly expensive or burdensome to Precision.

Precision’s success is dependent on its ability to attract and retain technical personnel, sales and marketing personnel, and other skilled management.

Precision’s success depends to a significant degree on its ability to attract, retain and motivate highly skilled and qualified personnel. Failure to attract and retain necessary technical, sales and marketing personnel and skilled management could adversely affect its business. If Precision fails to attract, train and retain sufficient numbers of these highly-qualified people, its prospects, business, financial condition and results of operations will be materially and adversely affected.

Costs incurred because Precision is a public company may affect its profitability.

As a public company, Precision incurs significant legal, accounting, and other expenses, and it is subject to the SEC’s rules and regulations relating to public disclosure that generally involve a substantial expenditure of financial resources.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, requires changes in corporate governance practices of public companies.  Full compliance with such rules and regulations requires significant legal and financial compliance costs and makes some activities more time-consuming and costly, which may negatively impact its financial results.  To the extent Precision’s earnings suffer as a result of the financial impact of its SEC reporting or compliance costs, its ability to develop an active trading market for its securities could be harmed.

Limitations on director and officer liability and indemnification of Precision’s officers and directors by it may discourage stockholders from bringing suit against a director.

Precision’s certificate of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to Precision or its stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on Precision’s behalf against a director. In addition, Precision’s certificate of incorporation and bylaws may provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

Precision does not expect to pay dividends for the foreseeable future, and it may never pay dividends; investors must rely on stock appreciation for any return on investment in Precision’s common stock.

Precision currently intends to retain any future earnings to support the development and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Precision’s payment of any future dividends will be at the discretion of its Board of Directors after taking into account various factors, including but not limited to, Precision’s financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that Precision may be a party to at the time. In addition, Precision’s ability to pay dividends on its common stock may be limited by state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize certain returns on their investment. As a result, investors must rely on stock appreciation and a liquid trading market for any return on investment in Precision’s common stock.

Shares eligible for future sale may adversely affect the market.

From time to time, certain stockholders may be eligible to sell some or all of their shares of Precision common stock pursuant to Rule 144, promulgated under the Securities Act subject to certain limitations. In general, pursuant to Rule 144 as in effect as of the date of this proxy statement/prospectus/information statement, a stockholder (or stockholders whose shares are aggregated) who has satisfied the applicable holding period and is not deemed to have been one of Precision’s affiliates at the time of sale, or at any time during the three months preceding a sale, may sell their shares of Precision common stock. Any substantial sale, or cumulative sales, of Precision common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of Precision’s securities.

Precision expects volatility in the price of its common stock, which may subject it to securities litigation.

If established, the market for Precision common stock may be characterized by significant price volatility when compared to seasoned issuers, and Precision expects that its share price will be more volatile than a seasoned issuer for the indefinite future. In addition, there is no assurance that the price of Precision common stock will not be volatile. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. Precision may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The Precision Board of Directors’ ability to issue undesignated preferred stock and the existence of anti-takeover provisions may depress the value of its common stock.

Precision’s authorized capital includes 20 million shares of preferred stock. Of this amount, 18,950 shares have been designated as Series B Convertible Preferred Stock, 1,213,819 shares have been designated as Series C Preferred Stock, 3,500,000 shares will be designated as Series D Preferred Stock in connection with the Merger, and the remaining authorized shares are undesignated preferred stock. Precision’s Board of Directors has the power to issue any or all of the shares of undesignated preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval. Further, as a Delaware corporation, Precision is subject to provisions of the Delaware General Corporation Law regarding “business combinations.” Precision may, in the future, consider adopting additional anti-takeover measures. The authority of Precision’s Board of Directors to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by Precision, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of Precision not approved by Precision’s Board of Directors. As a result, Precision’s stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

Future sales and issuances of Precision common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of Precision’s stockholders and could cause its share price to fall.

Precision also expects that significant additional capital will be needed in the future to continue its planned operations. To the extent that Precision raises additional capital by issuing equity securities, its stockholders may experience substantial dilution. Precision may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner, it determines from time to time. If Precision sells common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to Precision’s existing stockholders, and new investors could gain rights superior to its existing stockholders. In addition, in the past, Precision has issued warrants to acquire shares of common stock. To the extent these warrants are ultimately exercised, you will sustain further dilution.

Acquisitions involve risks that could result in adverse changes to operating results, cash flows and liquidity.

Precision intends to make strategic acquisitions in addition to the Merger. However, Precision may not be able to identify suitable acquisition opportunities or may be unable to obtain the consent of Precision’s stockholders and therefore, may not be able to complete such acquisitions. Precision may pay for acquisitions with its common stock or with convertible securities, which may dilute your investment in its common stock, or it may decide to pursue acquisitions that investors may not agree with. In connection with most of Precision’s acquisitions, Precision also agreed to substantial earn-out arrangements. To the extent it defers the payment of the purchase price for any acquisition through a cash earn-out arrangement, it will reduce cash flows in subsequent periods. In addition, acquisitions may expose Precision to operational challenges and risks, including:

•	the ability to profitably manage acquired businesses or successfully integrate the operations of acquired

•	businesses, as well as the acquired business’s financial reporting and accounting control systems into its existing platforms;

•	increased indebtedness and contingent purchase price obligations associated with an acquisition;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;

•	the availability of funding sufficient to meet increased capital needs;

•	diversion of management’s time and attention from existing operations; and

•	the ability to retain or hire qualified personnel required for expanded operations.

Completing acquisitions may require significant management time and financial resources because Precision may need to assimilate widely dispersed operations with distinct corporate cultures. In addition, acquired companies may have liabilities that it failed, or were unable, to discover in the course of performing due diligence investigations. Precision cannot assure you that the indemnification granted by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with businesses or properties it assumes upon consummation of an acquisition. Precision may learn additional information about its acquired businesses that could have a material adverse effect on Precision, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on its business. Failure to successfully manage the operational challenges and risks associated with, or resulting from, acquisitions could adversely affect Precision’s results of operations, cash flows and liquidity. Borrowings or issuances of convertible securities associated with these acquisitions may also result in higher levels of indebtedness, which could adversely impact Precision’s ability to service its debt within the scheduled repayment terms.

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

Helomics experienced a net loss on operations of $6,833,846, for the nine-month periods ended September 30, 2018. As a result, the Company recorded net loss to investor of $1,606,294 for the nine-month period ended September 30, 2018. Helomics’ loss is due to a reduction of revenue by reserving a substantial amount of third party revenue from insurance companies on diagnostic income. In the third quarter there was approximately $31,000 of initial CRO and D-CHIP revenue. The last quarter of the year is expected to include more substantial CRO and D-CHIP revenues that are expected to increase Helomics’ revenues and reduce losses. Helomics is a development stage company that may experience losses in future periods that will result in net loss to investor. Because of the Company’s minority investment, such Helomics’ losses may have a material adverse effect on the Company’s financial position and results of operations for such future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Minority Investment in Helomics.”

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

PRECISION THERAPEUTICS INC.

Date: November 14, 2018	By:	/s/ Carl Schwartz
Carl Schwartz
Chief Executive Officer

Date: November 14, 2018	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

PRECISION THERAPEUTICS INC.

Form 10-Q

The quarterly period ended September 30, 2018

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger dated October 26, 2018, by and among registrant, Helomics Acquisition, Inc. and Helomics Holding Corporation. (Incorporated by reference to Exhibit 2.1 filed on Form 8-K dated October 26, 2018)

4.1	Common Stock Purchase Warrant issued to L2 Capital, LLC dated September 28, 2018 (Incorporated by reference to Exhibit 4.1 as filed on Form 8-K on October 4, 2018)

4.2	Common Stock Purchase Warrant issued to Peak One Opportunity Fund, LP dated September 28, 2018 (Incorporated by reference to Exhibit 4.2 as filed on Form 8-K on October 4, 2018)

10.1	Securities Purchase Agreement by and between the Company and L2 Capital, LLC dated September 28, 2018 (Incorporated by reference to Exhibit 10.1 as filed on Form 8-K on October 4, 2018)

10.2	Senior Secured Promissory Note issued to L2 Capital, LLC dated September 28, 2018 (Incorporated by reference to Exhibit 10.2 as filed on Form 8-K on October 4, 2018)

10.3	Registration Rights Agreement by and between the Company and L2 Capital, LLC dated September 28, 2018 (Incorporated by reference to Exhibit 10.3 as filed on Form 8-K on October 4, 2018)

10.4	Security Agreement by and between the Company and L2 Capital, LLC dated September 28, 2018 (Incorporated by reference to Exhibit 10.4 as filed on Form 8-K on October 4, 2018)

10.5	Securities Purchase Agreement by and between the Company and Peak One Opportunity Fund, LP dated September 28, 2018 (Incorporated by reference to Exhibit 10.5 as filed on Form 8-K on October 4, 2018)

10.6	Senior Secured Promissory Note issued to Peak One Opportunity Fund, LP dated September 28, 2018 (Incorporated by reference to Exhibit 10.6 as filed on Form 8-K on October 4, 2018)

10.7	Registration Rights Agreement by and between the Company and Peak One Opportunity Fund, LP dated September 28, 2018 (Incorporated by reference to Exhibit 10.7 as filed on Form 8-K on October 4, 2018)

10.8	Security Agreement by and Between the Company and Peak One Opportunity Fund, LP dated September 28, 2018 (Incorporated by reference to Exhibit 10.8 as filed on Form 8-K on October 4, 2018)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

