Form 10-K/A
period 2018-12-31
Precision Therapeutics Inc.
filed 2019-04-02
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Precision Therapeutics Inc. is filing this Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 1, 2019. This amendment modifies Item 8 for the purpose of including the report of the Registrant’s former auditor, Olsen Thielen & Co., on the financial statements for the year ended December 31, 2017, which was inadvertently omitted from Item 8. Such Olsen report on the 2017 financial statements is identical to the Olsen report that was filed on April 2, 2018 with the Registrant’s Form 10-K for the year ended December 31, 2017, except that the version of such report to be included in the 2018 10-K is dated as of a later date (April 1, 2019) as to Note 12. This Amendment No. 1 also reflect exhibits filed with this Amendment No. 1.

Except as described above, this Form 10-K/A does not modify or update other disclosures in the Form 10-K, including the nature and character of such disclosure to reflect events occurring after the filing date of the original Form 10-K. The filing of this Form 10-K/A is not an admission that the original 10-K, when filed, was not complete.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are included on pages F-1 to F-28 of this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

•	Report of Independent Registered Public Accounting Firm dated April 1, 2019;

•	Report of Independent Registered Public Accounting Firm dated April 2, 2018 (except for Note 12 as to which the date is April 1, 2019);

•	Balance Sheets as of December 31, 2018 and December 31, 2017;

•	Statements of Comprehensive Income for the Years Ended December 31, 2018 and December 31, 2017;

•	Statements of Stockholders’ Equity (Deficit) from December 31, 2016 to December 31, 2018;

•	Statements of Cash Flows for the Years Ended December 31, 2018 and December 31, 2017; and

•	Notes to Financial Statements.

(2) Financial Statement Schedules

All schedules have been omitted because the information required to be shown in the schedules is not applicable or is included elsewhere in the financial statements and Notes to Financial Statements.

(3) Exhibits

See “Exhibit Index” following the signature page of this Form 10-K/A for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 2, 2019

Precision Therapeutics Inc.

By	/s/ Bob Myers
Bob Myers Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Carl Schwartz	Chief Executive Officer and Director	April 2, 2019
Carl Schwartz	(principal executive officer)
/s/ Bob Myers	Chief Financial Officer	April 2, 2019
Bob Myers	(principal financial and accounting officer)

EXHIBIT INDEX

PRECISION THERAPEUTICS INC.

FORM 10-K/A – AMENDMENT NO. 1

Exhibit Number	Description
1.1	Placement Agency Agreement with Dawson James Securities, Inc. dated February 27, 2019 (47) Exhibit 1.1

2.1	Agreement and Plan of Merger, dated December 16, 2013, between Skyline Medical Inc., a Minnesota corporation, and the registrant (1) Exhibit 2.1

2.2	Amended and Restated Agreement and Plan of Merger dated October 22, 2018 (38) Exhibit 2.2

3.1	Certificate of Incorporation (1) Exhibit 3.1

3.2	Certificate of Amendment to Certificate of Incorporation to effect reverse stock split and reduction in authorized share capital filed with the Delaware Secretary of State on October 20, 2014 (19) Exhibit 3.2

3.3	Certificate of Amendment to Certificate of Incorporation regarding increase in share capital, filed with the Delaware Secretary of State on July 24, 2015 (20) Exhibit 3.3

3.4	Certificate of Amendment to Certificate of Incorporation to increase authorized share capital, filed with the Delaware Secretary of State on September 16, 2016 (27) Exhibit 3.4

3.5	Certificate of Amendment to Certificate of Incorporation to effect reverse stock split and reduction in authorized share capital, fled with the Delaware Secretary of State on October 26, 2016 (28) Exhibit 3.5

3.6	Certificate of Amendment to Certificate of Incorporation regarding increase in share capital, filed with the Delaware Secretary of State on January 26, 2017 (29) Exhibit 3.6

3.7	Certificate of Amendment to Certificate of Incorporation to effect reverse stock split, filed with the Delaware Secretary of State on January 2, 2018 (41) Exhibit 3.7

3.8	Certificate of Amendment to Certificate of Incorporation to effect name change, filed with the Delaware Secretary of State on February 1, 2018 (21) Exhibit 3.8

3.9	Certificate of Amendment to Certificate of Incorporation to increase authorized share capital and establish a classified Board of Directors (44) Exhibit 3.9

3.10	Amended and Restated Bylaws (21) Exhibit 3.10

3.11	First Amendment to Amended and Restated Bylaws (44) Exhibit 3.11

3.12	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (22) Exhibit 3.12

3.13	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (40) Exhibit 3.13

4.1	Form of Warrant (2) Exhibit 4.1

4.2	Form of Warrant (7) Exhibit 4.2

4.3	Form of Warrant (11) Exhibit 4.3

4.4	Form of Warrant (15) Exhibit 4.4

4.5	Form of Warrant (16) Exhibit 4.5

4.6	Amended and Restated 2012 Stock Incentive Plan (3)** Exhibit 4.6

4.7	Form of Senior Convertible Note (23) Exhibit 4.7

4.8	Form of Warrant issued to investors of Convertible Notes (23) Exhibit 4.8

4.9	Form of Registration Rights Agreement (23) Exhibit 4.9

4.10	Form Waiver and Consent of, and Notice to, Holder of Preferred Stock of the registrant (23) Exhibit 4.10

4.11	Form of Series A Warrant Agency Agreement by and between Skyline Medical Inc. and Corporate Stock Transfer, Inc. and Form of Warrant Certificate (24) Exhibit 4.11

4.12	Form of Series A Warrant Certificate (included as part of Exhibit 4.11) (24) Exhibit 4.12

4.13	Form of unit Purchase Option issued in connection with offering of Units (25) Exhibit 4.13

4.14	Form of Exchange Agreement with holders of Series A Preferred Stock (26) Exhibit 4.14

4.15	Form of Amendment to Senior Convertible Notes and Agreement by and between Skyline Medical Inc. and Senior Convertible Notes (26) Exhibit 4.15

4.16	Form of specimen certificate evidencing shares of Series B Convertible Preferred Stock (25) Exhibit 4.16

4.17	Form of Unit Agreement (including form of Unit Certificate) (24) Exhibit 4.17

4.18	Form of New Warrant Agency Agreement by and between Skyline Medical Inc. and Form of Warrant Certificate for Series B Warrant (30) Exhibit 4.18

4.19	Form of Series B Warrant Certificate (included as part of Exhibit 4.18) Exhibit 4.19

4.20	Form of Series C Warrant (33) Exhibit 4.20

4.21	Form of Unit Purchase Option (33) Exhibit 4.21

4.22	Form of Series D Warrant Agency Agreement by and between Skyline Medical Inc. and Corporate Stock Transfer, Inc. and Form of Series D Warrant Certificate (34) Exhibit 4.22

4.23	Form of Series D Warrant Certificate (included as part of Exhibit 4.22) Exhibit 4.23

4.24	Form of Amendment to Warrant (21) Exhibit 4.24

4.25	Investor Warrant (40) Exhibit 4.25

4.26	Series E Warrant Agency Agreement by and between Skyline Medical Inc. and Corporate Stock Transfer, Inc. dated January 9, 2018 (42) Exhibit 4.26

4.27	Form of Series E Warrant Certificate (42) Exhibit 4.27

4.28	Common Stock Purchase Warrant issued to L2 Capital, LLC dated September 28, 2018 (44) Exhibit 4.28

4.29	Common Stock Purchase Warrant issued to Peak One Opportunity Fund, LP dated September 28, 2018 (44) Exhibit 4.29

4.30	Second Amended and Restated Common Stock Purchase Warrant issued to Carl Schwartz dated February 6, 2019 (46) Exhibit 4.30

4.31	Form of Warrant (47) Exhibit 4.31

4.32	Form of Unit Purchase Option (47) Exhibit 4.32

4.33	Common Stock Purchase Warrant issued to Carl Schwartz dated November 30, 2018 (48) Exhibit 4.33

4.34	Amended and Restated Common Stock Purchase Warrant issued to Carl Schwartz dated January 8, 2019 (49) Exhibit 4.34

10.1	Form of Securities Purchase Agreement, dated as of February 4, 2014, by and among the Company and certain Purchasers (2) Exhibit 10.1

10.2	Settlement Agreement and Mutual General Release dated September 18, 2013, entered into by and among Kevin Davidson, Skyline Medical Inc., Atlantic Partners Alliance, LLC, SOK Partners, LLC, Joshua Kornberg and Dr. Samuel Herschkowitz (4) Exhibit 10.2

10.3	Amended and Restated Executive Employment Agreement with Joshua Kornberg, signed on June 17, 2013 and effective March 14, 2013 (6)** Exhibit 10.3

10.4	BioDrain Medical, Inc., 2012 Stock Incentive Plan Restricted Stock Award Agreement with Joshua Kornberg, signed on June 17, 2013 and effective March 14, 2013 (6)** Exhibit 10.4

10.5	Form of Convertible Promissory Note (7) Exhibit 10.5

10.6	Promissory Note in the Principal amount of $100,000 in favor of Brookline Group, LLC, dated as of March 8, 2013 (9) Exhibit 10.6

10.7	Form of Securities Purchase Agreement (11) Exhibit 10.7

10.8	Office Lease Agreement between the registrant and Roseville Properties Management Company, as agent for Lexington Business Park, LLC (12) Exhibit 10.8

10.9	Form of Non-Qualified Stock Option Agreement under the 2012 Stock Incentive Plan (13)** Exhibit 10.9

10.10	Employment Agreement with Josh Kornberg dated July 24, 2012 (13)** Exhibit 10.10

10.11	Non-Qualified Stock Option Agreement with Josh Kornberg dated August 13, 2012 (13)** Exhibit 10.11

10.12	Employment Agreement with Robert Myers dated August 11, 2012 (13)** Exhibit 10.12

10.13	Employment Agreement with David Johnson dated August 11, 2012 (13)** Exhibit 10.13

10.14	Settlement Agreement and Mutual General Release with Kevin Davidson effective October 11, 2012 (13)** Exhibit 10.14

10.15	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14) Exhibit 10.15

10.16	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14) Exhibit 10.16

10.17	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14) Exhibit 10.17

10.18	Note Purchase Agreement, dated as of November 6, 2012, between Dr. Samuel Herschkowitz and BioDrain Medical, Inc. (14) Exhibit 10.18

10.19	Amended Lease with Roseville Properties Management Company, Inc. dated January 29, 2013 (14) Exhibit 10.19

10.20	Form of Convertible Promissory Note (15) Exhibit 10.20

10.21	Forbearance and Settlement Agreement among the registrant, Dr. Samuel Herschkowitz and SOK Partners, LLC dated August 15, 2012 (13) Exhibit 10.21

10.22	Form of Securities Purchase Agreement (16) Exhibit 10.22

10.23	Convertible Note Purchase Agreement between the Company and SOK Partners, LLC dated March 28, 2012, including the form of Convertible Promissory Grid Note (18) Exhibit 10.23

10.24	Amended and Restated Note Purchase Agreement between the Company and Dr. Samuel Herschkowitz dated as of December 20, 2011, including the form of Convertible Promissory Note (issued in the amount of $240,000) (18) Exhibit 10.24

10.25	Letter Agreement, dated August 22, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and Skyline Medical Inc. (5) Exhibit 10.25

10.26	Letter Agreement, dated April 25, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and BioDrain Medical, Inc. (8) Exhibit 10.26

10.27	Letter Agreement, dated March 14, 2013, among Dr. Samuel Herschkowitz, SOK Partners, LLC and BioDrain Medical, Inc. (10) Exhibit 10.27

10.28	Form of Securities Purchase Agreement with investors in Convertible Notes (23) Exhibit 10.28

10.29	Separation Agreement and Release between Skyline Medical Inc. and Joshua Kornberg, dated June 13, 2016 (31) Exhibit 10.29

10.30	Amended and Restated 2012 Stock Incentive Plan (45) Exhibit 10.30

10.31	Form of Common Stock Purchase Agreement (33) Exhibit 10.31

10.32	Form of Stock Option Agreement effective as of July 1, 2016 (36) Exhibit 10.32

10.33	Form of Stock Option Agreement for Executive Officers (39) Exhibit 10.33

10.34	Form of Stock Option Agreement for Directors (39) Exhibit 10.34

10.35	Securities Purchase Agreement dated November 28, 2017 (40) Exhibit 10.35

10.36	Registration Rights Agreement dated November 28, 2017 (40) Exhibit 10.36

10.37	Share Exchange Agreement between Skyline Medical Inc. and Helomics Holding Corporation, dated January 11, 2018, including the form of Certificate of Designation of Helomics Series A Preferred Stock and the form of Escrow Agreement (43) Exhibit 10.37

10.38	Securities Purchase Agreement by and between the Company and L2 Capital, LLC dated September 28, 2018 (44) Exhibit 10.38

10.39	Senior Secured Promissory Note issued to L2 Capital, LLC dated September 28, 2018 (44) Exhibit 10.39

10.40	Registration Rights Agreement by and between the Company and L2 Capital, LLC dated September 28, 2018 (44) Exhibit 10.40

10.41	Security Agreement by and between the Company and L2 Capital, LLC dated September 28, 2018 (44) Exhibit 10.41

10.42	Securities Purchase Agreement by and between the Company and Peak One Opportunity Fund, LP dated September 28, 2018 (44) Exhibit 10.42

10.43	Senior Secured Promissory Note issued to Peak One Opportunity Fund, LP dated September 28, 2018 (44) Exhibit 10.43

10.44	Registration Rights Agreement by and between the Company and Peak One Opportunity Fund, LP dated September 28, 2018 (44) Exhibit 10.44

10.45	Security Agreement by and between the Company and Peak One Opportunity Fund, LP dated September 28, 2018 (44) Exhibit 10.45

10.46	Amended and Restated Promissory Note issued to Carl Schwartz dated February 6, 2019 (46) Exhibit 10.46

10.47	Forbearance Agreement by and between L2 Capital, LLC and the Company dated February 7, 2019 (46) Exhibit 10.47

10.48	Forbearance Agreement by and between Peak One Opportunity Fund, LP and the Company dated February 7, 2019 (46) Exhibit 10.48

10.49	Amended and Restated Promissory Note issued to L2 Capital, LLC dated February 7, 2019 (46) Exhibit 10.49

10.50	Amended and Restated Promissory Note issued to Peak One Opportunity Fund, LP dated February 7, 2019 (46) Exhibit 10.50

10.51	Promissory Note issued to Carl Schwartz dated November 30, 2018 (48) Exhibit 10.51

10.52	Amended and Restated Promissory Note issued to Carl Schwartz dated January 8, 2019 (49) Exhibit 10.52

10.53	Subscription Agreement by and between Carl Schwartz and the Company dated January 8, 2019 (49) Exhibit 10.53

10.54	Employment Agreement by and between Carl Schwartz and Issuer dated November 10, 2017 (50)** Exhibit 10.54

10.55	Amendment to Employment Agreement by and between the Issuer and Carl Schwartz dated August 20, 2018 (50)** Exhibit 10.55

10.56***	Amendment to Employment Agreement by and between the Issuer and Bob Myers dated August 20, 2018** Exhibit 10.56

14.1	Code of Ethics (17) Exhibit 14.1

23.1***	Consent of Independent Registered Public Accounting Firm: Deloitte & Touche LLP Exhibit 23.1

23.2*	Consent of Independent Registered Public Accounting Firm: Olsen Thielen & Co., Ltd.

31.1*	Certification of principal executive officer required by Rule 13a-14(a)

31.2*	Certification of principal financial officer required by Rule 13a-14(a)

32.1*	Section 1350 Certification

99.1	Binding Letter of Intent with CytoBioscience, Inc. dated July 21, 2017 (37) Exhibit 99.1

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

*** Filed previously with Form 10-K.

(1)	Filed on December 19, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on February 5, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on August 27, 2013 as an exhibit to our Proxy Statement on Schedule 14A and incorporated herein by reference.

(4)	Filed on November 14, 2013 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on August 28, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on June 18, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on June 12, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(8)	Filed on May 1, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(9)	Filed on March 14, 2013 as an exhibit to our Current report on Form 8-K and incorporated herein by reference.

(10)	Filed on March 12, 2013 as an exhibit to our Current Report on Form 8-K (by incorporation by reference from the Schedule 13D/A filed by Dr. Herschkowitz and other parties on March 8, 2013) and incorporated herein by reference.

(11)	Filed on February 26, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(12)	Filed on November 12, 2008 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(13)	Filed on November 5, 2012 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.

(14)	Filed on February 8, 2013 as an exhibit to our Registration Statement on Form S-1 (except for Exhibit 10.19, by incorporation by reference from the Schedule 13D/A filed by Dr. Herschkowitz and other parties on November 8, 2012) and incorporated herein by reference.

(15)	Filed on January 15, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(16)	Filed on June 21, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(17)	Filed on April 16, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

(18)	Filed on April 3, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(19)	Filed on October 24, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(20)	Filed on June 30, 2015 as an appendix to our Information Statement on Schedule 14C and incorporated herein by reference.

(21)	Filed on February 6, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(22)	Filed on August 20, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.

(23)	Filed on July 24, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(24)	Filed on August 20, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.

(25)	Filed on August 10, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.

(26)	Filed on July 24, 2015 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(27)	Filed on September 16, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(28)	Filed on October 27, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(29)	Filed on January 27, 2017 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(30)	Filed on March 25, 2016 as an exhibit to our Registration Statement on Form S-4 (File No. 333-210398) and incorporated herein by reference.

(31)	Filed on June 17, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(32)	Filed on December 4, 2017 as an exhibit to our Proxy Statement on Schedule 14A and incorporated herein by reference.

(33)	Filed on November 30, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(34)	Filed on January 10, 2017 as an exhibit to our Registration Statement on Form S-1 (File No. 333-215005) and incorporated herein by reference.

(35)	[Reserved]

(36)	Filed on March 15, 2017 as an exhibit to our Registration Statement on Form S-8 and incorporated herein by reference.

(37)	Filed on August 2, 2017 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(38)	Filed on October 30, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(39)	Filed on August 14, 2017 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(40)	Filed on November 29, 2017 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(41)	Filed on January 2, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(42)	Filed on January 10, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(43)	Filed on January 16, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(44)	Filed on October 4, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(45)	Filed on March 22, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(46)	Filed on February 12, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(47)	Filed on March 1, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(48)	Filed on December 7, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(49)	Filed on January 14, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(50)	Filed on January 25, 2019 as an exhibit to the Schedule 13D report filed by Carl Schwartz and incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of

Precision Therapeutics Inc., f/k/a Skyline Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Precision Therapeutics, Inc. f/k/a Skyline Medical, Inc. (the Company) as of December 31, 2017 and 2016 and the related statements of comprehensive income (loss), stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception, has an accumulated deficit and has not yet received significant revenue from sales of products or services. These factors raise substantial doubt about its (the Company's) ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Roseville, Minnesota April 2, 2018, except for Note 12 as to which the date is April 1, 2019

We have served as the Company's auditor since 2002.

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

