Form 10-Q
period 2019-03-31
Precision Therapeutics Inc.
filed 2019-05-15
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to

Commission File Number:

Precision Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-4360734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2915 Commers Drive, Suite 900	Eagan, Minnesota 55121
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes      ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	AIPT	Nasdaq Capital Market

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2019, the registrant had 30,680,570 shares of common stock, par value $.01 per share outstanding.

PRECISION THERAPEUTICS INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,124,730	$162,152
Accounts Receivable	173,443	232,602
Notes Receivable (inclusive of $738,138 and $452,775 in advances to Helomics)	1,801,479	497,276
Inventories	289,023	241,066
Prepaid Expense and other assets	265,584	318,431
Total Current Assets	3,654,259	1,451,527

Notes Receivable	-	1,112,524
Fixed Assets, net	148,709	180,453
Intangibles, net	950,049	964,495
Lease Right-of-Use Assets	333,944	-
Total Assets	$5,086,961	$3,708,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$432,198	$445,689
Note Payable – Bridge Loan Net of Discount of $646,524 and $969,786	1,812,037	1,327,942
Notes Payable – Net of Discount of $352,961 and $63,028	1,267,039	306,972
Accrued Expenses	797,599	1,279,114
Derivative Liability	353,210	272,745
Deferred Revenue	20,929	23,065
Current Lease Liability	78,819	-
Total Current Liabilities	4,761,831	3,655,527

Lease Liability	255,125	-

Total Liabilities	5,016,956	3,655,527
Stockholders’ Equity:
Series B Convertible Preferred Stock, $.01 par value, 20,000,000 authorized, 79,246 and 79,246 outstanding	792	792
Common Stock, $.01 par value, 100,000,000 authorized, 17,360,144 and 14,091,748 outstanding	173,601	140,917
Additional paid-in capital	66,296,741	63,019,708
Accumulated Deficit	(66,401,129)	(63,107,945)

Total Stockholders' Equity	70,005	53,472

Total Liabilities and Stockholders' Equity	$5,086,961	$3,708,999

See Notes to Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$255,241	$411,593

Cost of goods sold	73,717	117,343

Gross margin	181,524	294,250

General and administrative expense	1,497,945	1,241,961

Operations expense	466,566	287,590

Sales and marketing expense	554,216	550,538

Total operating loss	2,337,203	1,785,839

Other income	53,432	27,655

Other expense	569,776	1,838

Loss on equity method investment	439,637	-

Net loss attributable to common shareholders	$(3,293,184)	$(1,760,022)

Loss per common share - basic and diluted	$(0.21)	$(0.15)

Weighted average shares used in computation - basic and diluted	15,731,517	11,383,217

See Notes to Condensed Consolidated Financial Statements

 PRECISION THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Common Stock
	Preferred Stock	# Shares Preferred C	# Shares Preferred B	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance at 1/1/2018	$7,271	647,819	79,246	6,943,283	$69,432	$57,380,256	$(54,765,045)	$-	$2,691,913
Preferred conversion to common shares pursuant to private placement agreement	(6,479)	(647,819)		589,747	5,897	582			(0)
Shares issued pursuant to S-3 public offering				2,900,000	29,000	2,726,087			2,755,087
Investment pursuant to Helomics 20% acquisition				1,100,000	11,000	1,031,250			1,042,250
E Warrant exercises pursuant to S-3 public offering at $1.00 exercise price per share				55,796	558	55,238			55,796
Shares issued pursuant to S-3 public offering over-allotment option at $0.9497 exercise price per share				215,247	2,153	202,268	1		204,422
Vesting Expense						226,387			226,837
Net loss							(1,760,022)		(1,760,022)
Balance at 3/31/2018	$792	-	79,246	11,804,073	$118,040	$61,622,067	$(56,525,066)	$-	$5,215,833
Balance at 1/1/2019	$792	-	79,246	14,091,748	$140,917	$63,019,708	$(63,107,945)	$-	$53,472
Investment by CEO				78,125	781	49,219			50,000
Shares issued in forbearance agreement				166,667	1,666	156,684			158,350
Shares issued pursuant to S-3 public offering				2,863,750	28,638	2,401,071			2,429,709
Shares issued pursuant to note conversions – bridge loan				159,854	1,599	88,401			90,000
Warrants issued pursuant to CEO note payable						318,058			318,058
Vesting expense						263,600			263,600
Net loss							(3,293,184)		(3,293,184)
Balance at 3/31/2019	$792	-	79,246	17,360,144	$173,601	$66,296,741	$(66,401,129)	$-	$70,005

See Notes to Condensed Consolidated Financial Statements

PRECISION THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities:
Net loss	$(3,293,184)	$(1,760,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity method investment	439,637	-
Depreciation and amortization	39,526	18,167
Vesting expense for stock options	263,600	226,387
Amortization of debt discount	468,564	-
Loss on valuation of equity-linked instruments	19,408	-
Changes in assets and liabilities:
Accounts receivable	59,159	(104,265)
Inventories	(47,957)	(7,511)
Prepaid expense and other assets	(3,273)	81,661
Accounts payable	(13,491)	45,847
Accrued expenses	21,494	(226,775)
Deferred revenue	(2,136)	32,193
Net cash used in operating activities:	(2,048,653)	(1,694,318)
Cash flow from investing activities:
Redemption of certificates of deposit	-	244,971
Advance on notes receivable	(631,316)	(42,524)
Purchase of fixed assets	-	(32,789)
Transfer of fixed assets to inventory	9,863	-
Acquisition of intangibles	(3,198)	(24,029)
Net cash (used in) provided by investing activities:	(624,651)	145,629

Cash flow from financing activities:
Extinguishment of convertible debt	(93,827)	-
Proceeds from debt issuance	1,250,000	-
Proceeds from exercise of warrants into common stock	-	55,794
Issuance of common stock	2,479,709	2,959,509
Net cash provided by financing activities	3,635,882	3,015,303

Net increase in cash and cash equivalents	962,578	1,466,614
Cash at beginning of period	162,152	766,189
Cash at end of period	$1,124,730	$2,232,803
Non-cash transactions:
Bridge loan conversion into common stock	$90,000	$-
Forbearance settlement bridge loan	$503,009	$-
Additional warrants issued pursuant to CEO note payable	$8,665	$-
Conversion of preferred stock to common stock	$-	$6,479
Equity method investment - Helomics	$-	$1,542,250

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

As of March 31, 2019, the Company had 17,360,144 shares of common stock outstanding, par value $.01 per share. The Company is a healthcare company that provides personalized medicine solution and medical devices in two main areas: (1) precision medicine, which aims to apply artificial intelligence to personalized medicine and drug discovery; and (2) the Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of proprietary cleaning fluid and filters to users of its systems. In April 2009, the Company received 510(k) clearance from the Food and Drug Administration (the “FDA”) to authorize the Company to market and sell its STREAMWAY System products.

The Company acquired 25% of the capital stock of Helomics Holding Corporation (“Helomics”), in transactions in the first quarter of 2018, and in April 2018 the Company entered into a letter of intent for a proposed merger transaction to acquire the remaining ownership of Helomics. In June 2018, the Company and Helomics entered into a definitive merger agreement. On April 4, 2019, the Company completed the acquisition and is now the sole owner of Helomics – see Note 10. The Company’s precision medicine services – designed to use artificial intelligence and a comprehensive disease database to improve the effectiveness of cancer therapy – were launched with the Company’s investment in Helomics. Helomics’ precision oncology services are based on its D-CHIP™ diagnostic platform, which combines a database of genomic and drug response profiles from over 149,000 tumors with an artificial intelligence based searchable bioinformatics platform. Once a patient’s tumor is excised and analyzed, the D-CHIP platform compares the tumor profile with its database, and using its extensive drug response data, provides a specific therapeutic roadmap. In addition, the Company has formed a wholly-owned subsidiary, TumorGenesis Inc., to develop the next generation, patient derived tumor models for precision cancer therapy and drug development. TumorGenesis Inc., formed during the first quarter of 2018, is presented as part of the unaudited condensed consolidated financial statements (“financial statements”).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations and has an accumulated deficit of $66,401,129. The Company does not expect to generate sufficient operating revenue to sustain its operations in the near-term. In the first quarter the Company incurred negative cash flows from operations. Although the Company has attempted to curtail expenses, there is no guarantee that the Company will be able to reduce these expenses significantly, and expenses may need to be higher to prepare product lines for broader sales in order to generate sustainable revenues.

The Company had cash and cash equivalents of $1,124,730 as of March 31, 2019 and needs to raise significant additional capital to meet its operating needs, pay debt obligations coming due, and fund the continued operating needs of Helomics; therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has available financing options including a shelf registration statement on Form S-3, with which the Company has raised approximately $2.1 million in net proceeds in early 2019. The Company may raise up to approximately $5.0 million in additional gross proceeds, now that the Helomics acquisition is completed.

Since inception to March 31, 2019, the Company has raised approximately $38,970,000 in equity and $9,120,000 in debt financing. Equity raises include: a January 2018 public offering with net proceeds of $2,475,000; and March 2019 public offerings with net proceeds of $1,112,000 and $1,053,000. Included in debt financing were raises in September 2018 on senior secured promissory notes with net proceeds of $1,815,000. In November 2018, the Company received a loan from the CEO for $370,000. In February 2019, the Company received a loan from the CEO for $950,000, and in March 2019 the Company received a loan from the CEO for $300,000.

Interim Financial Statements

The Company has prepared the unaudited interim financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which in the opinion of management, are necessary to present fairly the Company’s position, the results of its operations and its cash flows for the interim periods. These interim financial statements reflect all intercompany eliminations. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto contained in the Annual Report on Form 10-K filed with the SEC on April 1, 2019. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Recent Accounting Developments

Accounting Policies and Estimates

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company adopted the standard on January 1, 2019, using the transition relief to the modified retrospective approach, presenting prior year information based on the previous standard. Upon adoption, the Company recognized $353,007 of lease right-of-use (ROU) assets and liabilities for operating leases on its condensed consolidated balance sheet, of which, $79,252 were classified as current liabilities. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated results of operations or cash flows.

The Company leases facilities under long-term operating leases that are non-cancelable and expire on various dates. At the lease commencement date, lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term, which includes all fixed obligations arising from the lease contract. If an interest rate is not explicit in a lease, the Company utilizes its incremental borrowing rate for a period that closely matches the lease term.

See Note 8 – Leases

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

The fair value of the Company’s investment securities was determined based on Level 1 inputs.

Inventories

Inventories are stated at the net realizable value, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	March 31, 2019	December 31, 2018

Finished goods	$88,849	$58,701
Raw materials	139,183	127,003
Work-In-Process	60,991	55,362
Total	$289,023	$241,066

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		3
Manufacturing tooling	3	-	7
Demo equipment		3

The Company’s fixed assets consist of the following:

	March 31, 2019	December 31, 2018
Computers and office equipment	$205,758	$204,903
Leasehold improvements	140,114	140,114
Manufacturing tooling	108,955	108,955
Demo equipment	74,529	85,246
Total	529,356	539,218
Less: Accumulated depreciation	380,647	358,765
Total Fixed Assets, Net	$148,709	$180,453

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Depreciation expense was $21,882 in the three months ended March 31, 2019 and was $14,496 for the three months ended March 31, 2018.

Intangible Assets

Intangible assets consist of trademarks, patent costs and license fees. Amortization expense was $17,644 in the three months ended March 31, 2019 and was $3,671 in the three months ended March 31, 2018. The Company reviews identifiable intangible assets for impairment in accordance with ASC 360 — Intangibles —Goodwill and Other, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company’s intangible assets are definite lived and currently solely the costs of obtaining licensing fees, trademarks, and patents. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which the Company operates.

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

There is no income tax provision in the accompanying statements of net loss due to the cumulative operating losses that indicate a 100% valuation allowance for the deferred tax assets and state income taxes is appropriate.

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

Tax years subsequent to 2015 remain open to examination by federal and state tax authorities.

Offering Costs

Costs incurred which are direct and incremental to an offering of the Company’s securities are deferred and charged against the proceeds of the offering, unless such costs are deemed to be insignificant in which case they are expensed as incurred.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has credit risk concentration for cash amounts held in a single institution that are in excess of amounts issued by the Federal Deposit Insurance Corporation.

Segments

The Company has two operating segments; domestic and international sales. The segment revenues and net losses for the three-month period ended March 31, 2019 are described in the table below. Substantially all of the Company’s revenues and expenses in the prior year were related to the domestic segment.

	Domestic	International	Totals
Revenue	$219,660	$35,581	$255,241
Segment Loss	$(887,831)	$(84,569)	$(972,400)

Reconciliation of Segment Loss

Description	Amounts
Domestic loss	$887,831
International loss	84,569
Corporate losses	2,320,784
Total	$3,293,184

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

NOTE 2 – EQUITY METHOD INVESTMENT

The Company has an equity method investment in Helomics. Summarized financial information for Helomics is presented below:

Helomics Holdings Corporation

For the three Months Ended
March 31, 2019
Revenue	$45,835

Gross margin	$7,348

Net loss from continuing operations	$(1,555,542)

Net loss to investee	$(1,166,656)[1]

1The loss to investee was calculated at 75% for the three-month period representing the ownership percentage in Helomics owned by other parties.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of March 31, 2019, and December 31, 2018, accounts receivable totaled $173,443 and $232,602, respectively. For the three months ended March 31, 2019, the Company did not incur material impairment losses with respect to its receivables.

The Company deferred revenues related primarily to maintenance plans of $20,929 and $23,065 as of March 31, 2019 and December 31, 2018, respectively.

Practical Expedients

The Company has elected the practical expedient not to determine whether contracts with customers contain significant financing components.

NOTE 4 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

2019 Registered Direct Offerings

On March 1, 2019, the Company completed a registered direct offering selling 1,385,000 shares of the Company’s common stock and warrants to purchase up to 692,500 shares of common stock. The common stock and warrants were sold in units with each unit consisting of one share of common stock and a warrant to purchase 0.5 of a share of common stock at an exercise price of $1.00 per whole share. The units were sold at a price of $0.90 per unit, resulting in gross proceeds to the Company of $1,246,608, before deducting expenses. The Company granted the underwriter unit purchase options, pursuant to which the Company granted the underwriter or its assignees the right to purchase from the Company up to an aggregate of 69,250 units and an exercise price equal to 125% of the public offering price of the units in the offering, or $1.125 per unit. The unit purchase options shall expire on February 27, 2024.

On March 29, 2019, the Company completed a registered direct offering selling 1,478,750 shares of the Company’s common stock and warrants to purchase up to 739,377 shares of common stock. The common stock and warrants were sold in units with each unit consisting of one share of common stock and a warrant to purchase 0.5 of a share of common stock at an exercise price of $1.00 per whole share. The units were sold at a price of $0.80 per unit, resulting in gross proceeds to the Company of $1,183,101, before deducting expenses. The Company granted the underwriter unit purchase options, pursuant to which the Company granted the underwriter or its assignees the right to purchase from the Company up to an aggregate of 73,937 units and an exercise price equal to 125% of the public offering price of the units in the offering, or $1.00 per unit. The unit purchase options shall expire on March 27, 2024.

Increases in Authorized Shares

At the annual meeting on December 28, 2017, the stockholders approved a proposal to increase the number of authorized shares of common stock from 24,000,000 to 50,000,000 shares of common stock, $0.01 par value. The amendment to the certificate of incorporation to affect this increase was filed on January 2, 2018.

At a special meeting of the stockholders on March 22, 2019, the stockholders approved a proposal to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares of common stock, $0.01 par value. The amendment to the certificate of incorporation to affect this measure was filed on March 22, 2019.

At a special meeting of the stockholders on March 22, 2019, the stockholders approved an amendment to the Amended and Restated 2012 Stock Incentive Plan to (a) increase the reserve of shares of common stock authorized for issuance thereunder to 10,000,000, (b) increase certain thresholds for limitations on grants, and (c) reapprove the performance goals thereunder.

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

The Company has experienced no significant option exercises in its history. Beginning in 2019, the Company began calculating the estimated volatility used in the Black-Scholes option valuation model based on the trading history of the Company’s own stock. Given the limited trading history of the Company’s common stock, the Company had previously used the volatility of comparable companies in order to value options and warrants granted in prior years.

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

For grants of stock option and warrants issued during the quarter ended March 31, 2019, the Company used 2.41% to 2.76% risk free interest rate, 0% dividend rate, 79.8% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $0.4112 to $.7644 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2017	2,764,983	$2.00	1,951,257	$23.74

Issued	1,098,858	1.01	2,336,154	1.07
Expired	(194,564)	2.00	(10,706)	199.55
Exercised	-	-	(650,062)	1.00

Outstanding at December 31, 2018	3,669,277	$1.70	3,626,643	$4.17

Issued	459,169	0.73	2,325,406	0.92
Expired	(56,867)	2.00	(919)	603.89

Outstanding at March 31, 2019	4,071,579	$1.59	5,951,130	$3.29

At March 31, 2019, 3,346,375 stock options are fully vested and currently exercisable with a weighted average exercise price of $1.70 and a weighted average remaining term of 8.72 years. There are 4,750,221 warrants that are fully vested and exercisable. Stock-based compensation recognized for the three months ended March 31, 2019 and March 31, 2018 was $263,600 and $226,387, respectively. The Company has $130,839 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 20 months.

The following summarizes the status of options and warrants outstanding at March 31, 2019:

Range of Prices	Shares	Weighted Remaining Life
Options
$0.619	524,958	9.77
$0.75	33,335	10.00
$0.82	60,000	9.67
$0.849	3,534	9.80
$0.90	30,000	9.92
$0.91	10,000	9.05
$0.965	3,000	9.13
$0.97	191,753	8.77
$1.01	149,110	8.88
$1.06	23,585	9.51
$1.10	86,958	9.22
$1.125	69,250	4.92
$1.13	195,931	9.31
$1.15	21,740	9.34
$1.16	66,451	9.35
$1.18	30,000	9.36
$1.20	41,668	9.34
$1.21	30,000	9.86
$1.35	111,112	8.96
$1.454	17,200	8.51
$1.47	2,271,476	8.24
$2.10	14,286	8.01
$2.25	293	7.41
$2.42	20,640	7.39
$2.80	57,145	7.76
$3.75	4,000	7.25
$4.125	3,636	7.51
$4.1975	7,147	7.47
$4.25	3,529	7.01
$5.125	3,902	7.44
$65.75	190	6.56
$73.50	1,157	6.76
$77.50	2,323	6.25
$80.25	187	6.51
$86.25	232	6.01
$131.25	81	3.44
$148.125	928	3.97
$150.00	1,760	3.38
$162.50	123	5.76
$206.25	121	5.51
$248.4375	121	4.29
$262.50	77	4.26
$281.25	529	3.80
$318.75	3	4.11
$346.875	72	5.01
$431.25	306	4.94
$506.25	188	4.76
$596.25	42	4.50

	4,071,579

Warrants
$0.70	754,642	4.78
$0.836	221,292	4.67
$1.00	2,495,811	4.34
$1.07	697,946	3.60
$1.155	1,071,776	4.50
$1.188	138,889	4.78
$1.3125	86,086	4.51
$2.25	385,000	2.82
$123.75	94,084	1.42
$243.75	2,529	0.35
$309.375	2,850	0.86
$309.50	223	0.60
	5,951,130

Stock Options and Warrants Granted by the Company

The following table is the listing of stock options and warrants as of March 31, 2019 by year of grant:

Stock Options:
Year	Shares	Price
2011	173		$281.25
2012	1,841	131.25	–	150.00
2013	1,500	148.13	–	596.25
2014	836	162.50	–	431.25
2015	4,088	65.75	–	86.25
2016	100,294	2.25	–	5.13
2017	2,427,320	1.01	–	2.10
2018	1,076,358	0.62	–	1.35
2019	459,169	0.62	–	1.13
Total	4,071,579	$0.62	–	$596.25

Warrants:
Year	Shares	Price
2014	5,536	$243.75	–	$309.50
2015	94,151	0.00	–	243.75
2016	252,333		1.00
2017	1,082,946	1.07	–	2.25
2018	2,190,758	0.84	–	1.155
2019	2,325,406	0.704	–	1.19
Total	5,951,130	$0.00	–	$309.50

NOTE 5 – NOTES RECEIVABLE

The Company has a secured promissory note receivable from CytoBioscience notes for $1,112,524, plus interest paid monthly at the per annum rate of (8%) on the principal amount. Unpaid principal and unpaid accrued interest on the note are due and payable on February 28, 2020. In 2019, CytoBioscience and its parent company, InventaBioTech, were current on all interest amounts due through April 2019. At this time the Company does not believe a reserve is needed.

As of December 31, 2018, the Company had a principal balance of $1,165,013, plus interest of $39,092, due from Helomics. In January and February 2019, the Company advanced Helomics $305,000. In March 2019, the Company advanced $420,000 to Helomics and advanced an additional $250,000 in April 2019. The balance to date owed by Helomics is $2,140,013 plus interest. On the balance sheet there is a reduction to the loan of $1,190,967 due to the cumulative equity method investments losses incurred from Helomics ownership; see Note 2. There were no further advances to Helomics prior to the completion of the merger. Upon completion of the merger with Helomics all intercompany notes were eliminated; see Note 10.

NOTE 6 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

Effective September 28, 2018, the Company issued convertible secured promissory notes to two private investors in the original principal amount of an aggregate $2,297,727 (the “bridge loan”). The Company has loaned one-half of the net proceeds to Helomics. The Company and Helomics have granted to each of the investors a security interest in their assets to secure repayment of the bridge loan. The securities purchase agreements with the investors also provided for a second investment of an aggregate of $500,000 by the investors at the consummation of the Merger transaction with Helomics; however, the investors and the Company have agreed that the investors will not make the second investment. As additional consideration for the investment, the Company issued an aggregate 650,000 shares of its common stock (the “Inducement Shares”) to the investors or their affiliates plus warrants to acquire up to an aggregate 1,071,776 shares of the Company’s common stock at an exercise price of $1.155 per share. Each warrant is exercisable by the investor beginning on the six-month anniversary of the effective date through the fifth-year anniversary thereof.

The bridge loan accrues interest at a rate of 8% per annum (with twelve months of interest guaranteed). The bridge loan is due on September 28, 2019. Upon the earlier to occur of an event of default or the filing of certain registration statements, each investor will have the right at any time thereafter to convert all or any part of its bridge loan into shares of the Company’s common stock at a conversion price which is equal to the lesser of: (i) $1.00 and (ii) 70% of the lowest volume-weighted average price (the “VWAP”) of the Company’s common stock during the 20-trading day period ending on either the last complete trading day prior to the conversion date, or the conversion date (“Conversion Shares”). The number of Conversion Shares that may be issued is subject to an exchange cap such that the sum of (a) the total number of Conversion Shares plus (b) the number of Inducement Shares is limited to an aggregate 2,678,328 shares.

Management has concluded the conversion feature is an embedded derivative that is required to be bifurcated and separately presented as a liability on the balance sheet. The embedded derivative’s value was determined using 70% of the VWAP for the 20 trading days preceding the balance sheet date, and assuming conversion on that date as management believed it is probable that the bridge loan will be convertible based on management’s expectation that additional financing will be required. The derivative liability initially recorded in September 2018 was $645,008. The Company has recognized changes in the fair value of the derivative as unrealized gains and losses. The Company recognized an unrealized loss for the corresponding change in fair value of $19,408 for the three-month period ended March 31, 2019. The fair value of the derivative liability as of March 31, 2019 was $292,153.

The Company accounted for the warrants by deriving the Black-Scholes value ascertained with a discount rate of 2.94% over five years with a 59% volatility rate and a calculated value per warrant of ..5361 resulting in a fair value of $574,631. Management concluded that the warrants and Inducement Shares qualify for equity classification. The proceeds from the bridge loan were allocated between the convertible note, warrants, and inducement shares based on the relative fair value of the individual elements.

Effective February 7, 2019, the Company entered into a Forbearance Agreement with each of the bridge loan investors pursuant to which, among other things, the investors agreed to forbear on their rights to accelerate the bridge loan based on an event of default and a claimed event of default. In connection with such forbearance, the Company issued Amended and Restated Senior Secured Promissory Notes that replaced the original agreement and, among other things, increased the aggregate principal amount of its indebtedness to the investors by $344,659 to a balance of $2,642,387. Additionally, the investors received 166,667 inducement shares of the Company’s common stock, par value $0.01 per share, valued at $158,350, increasing common stock and additional paid-in capital.

In March 2019, one of the bridge loan investors twice converted a portion of the principal balance of the note. The investor converted $90,000 from the principal balance and received 159,854 shares of the Company’s common stock. Additionally, pursuant to the bridge loan agreement, as a result of the two public offerings a portion of the principal balance was reduced by $93,826.

The value of the embedded derivative from the bridge loan as well as the derivative included in the note payable agreements with the Company’s CEO (See – Note 9) were based upon level 3 inputs – see the Fair Value Caption in Note 1. The flow table below discloses all changes in value of those derivative liabilities during the three-month period ended March 31, 2019.

Derivative Liability Balance at December 31, 2018	Derivative Instrument Issued	Loss Recognized to Revalue Derivative Instrument at Fair Value	Adjustments to Derivative Liability for Warrants Issued	Derivative Liability Balance at March 31, 2019
$272,745	69,722	19,408	8,665	$353,210

NOTE 7 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended March 31,
	2019	2018
Numerator
Net loss available in basic and diluted calculation	$(3,293,184)	$(1,760,022)
Comprehensive loss	(3,293,184)	(1,760,022)
Denominator:
Weighted average common shares outstanding-basic	15,731,517	11,383,217

Effect of diluted stock options warrants and preferred stock (1)	-	-

Weighted average common shares outstanding-basic and diluted	15,731,517	11,383,217

Loss per common share-basic and diluted	$(0.21)	$(0.15)

(1) The number of shares underlying options and warrants outstanding as of March 31, 2019 and March 31, 2018 are 10,022,709 and 5,950,630, respectively. The number of shares underlying the convertible debt as of March 31, 2019 is 5,047,700. The number of shares underlying the preferred stock as of March 31, 2019 and March 31, 2018 is 79,246. The effect of the shares that would be issued upon exercise of such options, warrants, convertible debt and preferred stock has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

Note 8 – LEASES

The Company’s corporate offices are located at 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121. On November 22, 2017, the Company signed a second amendment to its lease last amended on January 28, 2013. The lease as amended has a three-year term effective February 1, 2018 ending January 31, 2021. The Company leases 5,773 square feet at this location, of which 2,945 square feet is used for office space and 2,828 is used for manufacturing.

Skyline Medical Europe’s offices are located at 9 Chemin de la Fraite – 1380 Ohain, Belgium. The lease agreement was signed April 24, 2018 and started on June 15, 2018. The Company leases around 2,000 square feet at this location, 750 of which is used for storage and 1,250 for office space. The lease is effective through June 14, 2027. Lease expense is 3,000 Euros per month.

Lease expense was $29,212 and $17,244 for the three months ended on March 31, 2019 and March 31, 2018, respectively.

The following table summarizes other information related to our operating leases:

March 31, 2019
Weighted average remaining lease term – operating leases in years	7.02
Weighted average discount rate – operating leases	8%

The Company’s rent obligation for the next five years are as follows:

2019	$60,060
2020	82,320
2021	43,320
2022	40,320
2023	40,320
2024 and thereafter	161,280
Total lease payments	427,620
Less interest	93,676
Present value of lease liabilities	$333,944

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

In April 2018, one of the Company’s directors, Richard L. Gabriel, executed a six-month consulting contract to help guide operations for the Company’s wholly-owned subsidiary TumorGenesis. Under the terms of the agreement Mr. Gabriel will receive $12,000 in monthly cash payments. In addition, Mr. Gabriel will receive a grant of 240,000 performance-based restricted stock units (“RSU’s”) under the Company’s Amended and Restated 2012 Stock Incentive Plan, with the vesting and payment of the RSU’s based on performance milestones as set forth in the agreement. As of this filing date Mr. Gabriel has not reached any of the prescribed milestones for earning performance based restricted stock units. Mr. Gabriel executed another six-month consulting contract for these services in October 2018. The contract has the same terms as the April 2018 contract except for the stock grants and performance milestones, which are covered under the original contract. On May 1, 2019, Mr. Gabriel executed a one-year contract with renewable three-month periods. Mr. Gabriel will receive $13,500 in monthly cash payments otherwise the contract remains the same as the previously signed agreement.

On November 30, 2018, the Company’s CEO, Dr. Carl Schwartz, made an investment of $370,000 in the Company and received a note and a common stock purchase warrant for 221,292 warrant shares at $0.836 per share. As of January 8, 2019, Dr. Schwartz made an additional investment of $950,000 and received an amended and restated note in the original principal amount of $1,320,000 and an amended and restated warrant, which added a second tranche of 742,188 warrant shares at an exercise price of $0.704. Each tranche is exercisable beginning on the sixth month anniversary of the date of the related investment through the fifth-year anniversary of the date of the related investment. On January 8, 2019, Dr. Schwartz also purchased 78,125 shares of the Company’s common stock in a private investment for $50,000, representing a price of $0.64 per share, pursuant to a subscription agreement. On February 6, 2019, Dr. Schwartz made an additional investment of $300,000 in the Company and received an amended and restated note in the original principal amount of $1,620,000 and an amended and restated warrant, which added a third tranche of 138,889 warrant shares at an exercise price of $1.188 per share. Management concluded that the warrants qualified as equity classification. The proceeds from the loan from Dr. Schwartz were allocated between the note payable and warrants based on the relative fair value of the individual elements. On February 1, 2019 and the first day of each calendar month thereafter while the note and the warrant remain outstanding, a number of additional shares will be added to the second tranche and the third tranche equal to (1) one-half percent (1/2%) of the outstanding principal balance of the Note on such date, divided by (2) the closing price of the Company’s common stock on that date. The Company has accounted for this liability to issue more warrants as a derivative liability as the exact number of warrants that will be issued was uncertain at the time of the agreement. The Company determined the fair value of this derivative liability by estimating the value and number of warrants that would be issued under various note payment scenarios. Based on this valuation, the Company recorded an initial derivative liability of $69,722. The Company issued 12,454 additional warrants to Dr. Schwartz under the agreement in February and March 2019, which reduced the value of the derivative liability by $8,665. As of March 31, 2019, the recorded derivative liability related to the agreement is $61,057.

NOTE 10 – SUBSEQUENT EVENTS

On April 4, 2019, the closing date, the Company acquired all of the outstanding common stock of Helomics. Helomics’ precision medicine services are designed to use artificial intelligence and a comprehensive disease database to improve the effectiveness of cancer therapy. This transaction will be accounted for as a business combination.

The consideration for the remaining 75% of Helomics was approximately $7,822,632, consisting of 4.0 million shares of common stock with a merger date valuation of $2,993,200 and 3.5 million shares of preferred stock with a merger date valuation of $2,619,050. There was additional value of $2,210,382 for the extinguishment of the note due to the Company from Helomics. On the date of the transaction the Company’s previous 25% interest in Helomics was recorded as an equity method investment (see – Note 2). This investment had a recorded value of zero dollars due to the previous recognition of the portion of Helomics net loss attributable to the Company. On the day of the transaction the Company revalued the previous 25% investment at fair value using the consideration paid for the remaining 75% to determine the approximate fair value of the previous investment. As the result of this revaluation the Company recognized $2,607,544. Given the timing of the closing of this transaction, the Company is currently in the process of valuing the assets acquired and liabilities assumed in the business combination. As a result, the Company is not yet able to provide amounts to be recognized as of the closing date for the major classes of assets acquired and liabilities assumed and other related disclosures. Also, on the day of the transaction the Company issued 8,637,323 shares of common stock to extinguish notes payable from Helomics. The Company issued the noteholders 14,245,063 warrants as part of the debt extinguishment. The Company agreed to issue options for 900,000 shares of common stock to Helomics employees. The Company is not yet able to provide amounts to be recognized as of the closing date.

On May 9, 2019, Dr. Schwartz advanced $75,000 to the Company. The loan earns 8% interest and is due in 60 days.

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

We are a healthcare products and services company that is expanding its business to take advantage of emerging areas of the dynamic healthcare market through sales of its products, through our ownership of Helomics Holding Corporation (“Helomics”) a pioneering Contract Research Organization (“CRO”) Services company and through pursuit of other strategic relationships to build value. In our STREAMWAY business, we manufacture an environmentally-conscious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care.   Since our inception in 2002, we have invested significant resources into product development.  We believe that our success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to our wall-mounted Fluid Management System (“System”) and use of our proprietary cleaning solution and bifurcated filter. Precision’s CRO services business is committed to improving the effectiveness of cancer therapy using the power of artificial intelligence applied to rich data diseases databases. Precision has identified the CRO market as a burgeoning sector with significant growth potential. Effective April 4, 2019, we completed the merger with Helomics and as of then own 100% of Helomics. The merger was completed on April 4, 2019, and we believe that the merger will enable both companies to enhance potential value for stockholders, and that both companies will benefit from the merger. The merger resulted in a significant issuance of equity securities and will significantly increase the Company’s capital needs.

In addition, we have formed a wholly-owned subsidiary, TumorGenesis Inc., to develop the next generation, patient derived tumor models for precision cancer therapy and drug development.

We sell our STREAMWAY products through an experienced direct sales force. The Company has one VP of Sales & Marketing, one VP of International Sales, and eight regional sales managers on staff as of March 2019. We have twelve independent distributors in the United States, Canada and overseas. We incorporated Skyline Medical Europe with an office in Belgium in February 2018 and hired a direct salesperson to cover Germany and France. We have contracted with two General Purchasing Organizations in the United States, Vizient and Intalere, providing customer exposure to more than 10,000 hospitals. The Company has contracted with Alliant Enterprises, LLC, a Service Disabled Veterans Owned Small Business supplier to the federal government. We have executed contracts with eleven international distributors: Quadromed, a Canadian distributor; MediBridge Sarl, a Swiss distributor; Device Technologies Australia PTY LTD, is an Australian distributor representing us throughout Australia, New Zealand, Fiji and the Pacific Islands; Century Scientific and Equipment Company in Kuwait; Mediurge in Pakistan; Prenit World in India; Sesneber in Saudi Arabia; Winner Scientific in Taiwan; Anifco in Bangladesh; Aras in the United Arab Emirates and Alfaisal Scientific Bureau in Iraq.

Precision’s subsidiary, TumorGenesis, is pursuing a new rapid approach to growing tumors in the laboratory, which essentially “fools” the cancer cells into thinking they are still growing inside the patient. TumorGenesis intends to develop next generation, patient derived, (“PDx”) tumor models for precision cancer therapy and drug development. This approach should provide a much more relevant model of the patient tumor that may be used for testing of drugs for personalized therapy or for the development of new drugs. Precision has entered into licensing arrangements with three medical technology companies.

Helomics Merger and Related Exchange Offer; Previous Minority Investment in Helomics

On April 4, 2019, the Company completed the merger in accordance with the terms of the merger agreement. On the same date, the Company completed a related exchange offer. These transactions resulted in the issuance of a significant number of shares of common stock, Series D Preferred Stock and warrants. See the description of the transactions in Note 10 to the condensed consolidated financial statements, “Subsequent Events”. For all periods commencing April 4, 2019, our consolidated financial statements will reflect ownership of Helomics, which has been merged into a wholly owned subsidiary of the Company.

Prior to the effective date of the merger, the Company was a minority stockholder of Helomics. On January 11, 2018, the Company engaged in a share exchange transaction with Helomics in which the Company acquired beneficial ownership of 20% of Helomics’ outstanding stock. On February 27, 2018, the Company exchanged $500,000 in promissory notes of Helomics for an addition 5% of Helomics’ stock. As a result, prior to the effective date of the merger, the Company was required to record net income or loss to investee, based on a percentage of the net income or loss equal to the Company’s percentage ownership. The merger with Helomics was completed after March 31, 2019, thus investee reporting is required for the first quarter in 2019.

Helomics experienced a net loss from continuing operations of $1,555,542, for the three-month period ended March 31, 2019. As a result, the Company recorded net loss to the Company of $439,637 for the three-month period ended March 31, 2019. Helomics’ loss is due to a reduction of revenue by reserving a substantial amount of third-party revenue from insurance companies on diagnostic income. In the first quarter there was approximately $46,000 of initial CRO and D-CHIP revenue. Effective April 4, 2019, the Company owns 100% of the Helomics business. Therefore, Helomics’ losses are likely to have a material adverse effect on the Company’s financial position and results of operations for future periods.

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of approximately $3.3 million for the three months ended March 31, 2019, and $1.8 million for the three months ended March 31, 2018, respectively. As of March 31, 2019, and December 31, 2018, we had an accumulated deficit of approximately $66.4 million and $63.1 million, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY System and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Liquidity, Plan of Financing and Going Concern Qualification” and “Liquidity and Capital Resources – Financing Transactions” below.

Our future cash requirements and the adequacy of available funds depend on our ability to sell our products and the availability of future financing to fulfill our business plans. We have committed significant capital and management resources to developing our contract research organization business and other new business areas. In addition, we have increased our expenditures to develop the business of our TumorGenesis subsidiary, to pursue a new rapid approach to growing tumors in the laboratory. It is likely that we will make further investments and advances in other businesses as we develop our CRO business and other business models. With completion of the Helomics merger, we expect that our operating cash needs will increase significantly. See “Plan of Financing; Going Concern Qualification” below.

As a company, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Revenue.

	Three Months Ended March 31,
	2019	2018	$ Difference	% Difference
Revenue	$255,000	$412,000	$(157,000)	-38%

There were 7 sales of STREAMWAY units, three domestically and four internationally, in the three months ended March 31, 2019, compared to 16 sales of STREAMWAY units in the comparable 2018 period.

Cost of sales. Cost of sales was $74,000 in the three months ended March 31, 2019 and $117,000 in the three months ended March 31, 2018. The gross profit margin was approximately 71% in the three months ended March 31, 2019, compared to 71% in the prior year. Eventually, we expect increased sales to allow us to achieve volume purchasing discounts on both equipment components and our cleaning solution, which we expect to improve our margins.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General & Administrative (G&A) expenses increased by $256,000 for the three months ended March 31, 2019 compared to the 2018 period. The increase in the three-month period is due to $141,000 in legal fees resulting from two public offerings and the completion of the merger with Helomics; $106,000 in accounting and audit fees also resulting from the two public offerings and the completion of the merger with Helomics; $100,000 due to investors stock compensation for expenses related to the public offerings; $85,000 in stock based compensation for employee stock options; $56,000 in salaries and employee benefits due to an increase in staff and employee salaries; $23,000 in penalty fees due to a forbearance agreement with current noteholders; $21,000 in additional depreciation and amortization predominantly due to the amortization of license fees for TumorGenesis; other increases were $6,000 for consulting fees, $12,000 in rent due to the addition of the Belgium office, $5,000 in office supplies and $11,000 in state taxes. Offsets were $296,000 in investor relations expenses due to a conversion of preferred stock into cash in 2018 for a 2017 private placement and for increased fees for a S-3 takedown in January 2018; $13,000 in reduced corporate insurance fees and $6,000 in reduced recruiting fees.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased by $179,000 in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Increases consisted of $101,000 in research and development due to producing our next generation STREAMWAY System; $56,000 in consulting expenses predominantly due to TumorGenesis and for hiring outside engineering resources; $38,000 in increased salaries and employee benefits due to the addition of staff and $10,000 in increased shipping and postage. There was a $31,000 offset in stock compensation expense due to reduced stock options for employees.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased by $4,000 in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in 2019 resulted from $146,000 in payroll, taxes and employee benefits due to increasing our sales staff; $30,000 in higher travel and entertainment expenses for the increased sales staff; $10,000 in consulting for international sales; and, $9,000 in increased trade show attendance and advertising and promotion expense. Offsets were $110,000 in reduced website expense because the 2018 period included expenses to revamp the website, and $20,000 in marketing research because in 2018 we hired an independent researcher to write a combined analysis of the Company post-merger.

Impact of minority investment on net loss. The Company’s net loss for the three-month period ended March 31, 2019 included loss on equity method investment of $439,637. This represents a portion of Helomics’ net loss from continuing operations of $1,555,542 and results from the Company’s ownership of 25% of Helomics’ capital stock during this period. Commencing with the Merger effective April 4, 2019, the Company owns 100% of the Helomics business, which will be included in the Company’s consolidated financial statements.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $2,049,000 for the three months ended March 31, 2019 compared with net cash used of $1,694,000 for the 2018 period. Cash used increased by $794,000 in the 2019 period primarily because of increases in net losses, prepaid expenses and payments to accounts payable; offset by accrued expenses and an increase in amortization and debt discount.

Cash flows used in investing activities was $625,000 for the three months ended March 31, 2019 as compared to $146,000 of cash flows provided for the three months ended March 31, 2018.  The Company had an increase in notes receivable relating to advances made to Helomics. As of April 4, 2019, these notes receivable were eliminated in connection with the Merger.

Net cash provided by financing activities was $3,636,000 for the three months ended March 31, 2019 compared to net cash provided of $3,015,000 for the three months ended March 31, 2018. The cash provided were proceeds from debt issuance due to the loan we received from the CEO and proceeds of the two public offerings of units we completed in the period.

Capital Resources

Our cash balance was approximately $1,125,000 as of March 31, 2019. We had a cash balance of $162,000 as of December 31, 2018. In the last week of March 2019, we received $1,183,100 gross proceeds from a registered direct offering; in April 2019 $250,000 of that amount was advanced to Helomics. As of March 31, 2019, we had an accumulated deficit of approximately $66,401,000.

Since inception to March 31, 2019, the Company has raised approximately $38,970,000 in equity and $9,120,000 in debt financing. Equity raises include: a January 2018 public offering with gross proceeds of $2,755,000; and March 2019 public offerings with gross proceeds of $1,246,608 and $1,183,101. Included in debt financing were raises in September 2018 on senior secured promissory notes with net proceeds of $1,815,000. In November 2018, the Company received a loan from the CEO for $370,000. In February 2019, the Company received a loan from the CEO for $950,000, and in March 2019 the Company received a loan from the CEO for $300,000.

In the first three months of 2019, we recognized $255,000 in revenues.

Plan of Financing; Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $66,401,000 as of March 31, 2019. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, public offerings and loan agreements.

In February 2019, the Company received an additional loan and investment equaling $1,300,000 from the Company’s CEO. On March 1, 2019 the Company closed on a public offering receiving a net $1,111,880. The Company advanced $420,000 from this funding to Helomics for operating expenses. On March 29, 2019 the Company closed on a public offering receiving a net $1,053,360. The Company will continue to fund Helomics and will require additional funding as we have not achieved profitability and anticipate that we will continue to incur net losses at least through the remainder of 2019. The Company has classified such advances to Helomics as notes receivable on the Company’s balance sheet, however all such receivables were eliminated upon the Company’s acquisition of Helomics.

We had revenues of $255,000 in the quarter ended March 31, 2019, but we had negative operating cash flows of $2.0 million. Our cash balance was $1.1 million as of March 31, 2019, and our accounts payable and accrued expenses were an aggregate $1.2 million. Additionally, the debt agreements the Company entered into in 2018 and 2019 are all due within one year. A total of $4,078,561 principal balances are due under such agreements between September 2019 and February 2020. We are currently incurring negative operating cash flows. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories.

We will require additional funding to finance operating expenses of our STREAMWAY business to invest in our sales organization and new product development and to pursue sales in the international marketplace. We have committed significant capital and management resources to develop our CRO business and other new business areas, and we intend to continue to devote significant management resources to new businesses. Our businesses will need to generate significant more revenue for the Company to sufficiently fund its operations without external financing. There is no assurance that we will be successful in raising sufficient capital, and the terms of any such financing will be dilutive to our stockholders. We may also acquire technologies or companies by issuing stock or other equity securities rather than or in addition to payment of cash, which may have the result of diluting the investment of our stockholders. Further, the energy and resources of our officers and personnel are being substantially diverted to these new lines of business, which are unproven. If these businesses are unsuccessful or require too great of a financial investment to be profitable, our business may fail regardless of the level of success of our STREAMWAY business.

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

Forbearance Agreements with Prior Investors and Amended and Restated Notes

Effective as of February 7, 2019 (the “Effective Date”), Precision Therapeutics Inc. (the “Company,” “we,” or “our”) entered into a: (1) a Forbearance Agreement with each of L2 Capital, LLC (“L2”) and Peak One Opportunity Fund, LP (“Peak One” and, together with L2, the “Investors”) (together, the “Forbearance Agreements”), and (2) an Amended and Restated Senior Secured Promissory Note with each of the Investors (together, the “Amended and Restated Notes”).

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

Pursuant to the Forbearance Agreements, the Investors will forbear on their rights to accelerate the Notes and the Company will pay default penalties in connection with (1) a claimed event of default under the Registration Rights Agreements from the timing of filing a registration statement to register the Investors’ shares of the Company’s common stock issuable in connection with the Offering and (2) an event of default under the Notes from failing to obtain shareholder approval of the Company’s proposed merger with Helomics Holding Corporation (the “Merger”) by January 1, 2019.

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

November 2018 Investment by Dr. Carl Schwartz

Effective as of November 30, 2018, Dr. Carl Schwartz, our CEO, made an investment of $370,000 in Precision Therapeutics Inc. (the “Company”) and received a Promissory Note (the “Note”) and a Common Stock Purchase Warrant (the “Warrant”). The Note is currently in the principal amount of $370,000. Dr. Schwartz will make another investment of $130,000 on a mutually agreed date, at which time the total principal amount will be $500,000. The Note bears interest at the rate of eight percent (8%) per annum on the principal amount. The maturity date for the Note shall be the earlier of (a) the date five (5) business days after the closing of the Company’s sale of equity or debt securities of the Company resulting in gross proceeds of at least $1,000,000, or (b) twelve (12) months from the date that the Note is issued, and is the date upon which the principal sum, as well as any accrued and unpaid interest and other fees, shall be due and payable.

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

Additional Investments in 2019 by Dr. Carl Schwartz

On January 8, 2019, Dr. Carl Schwartz, our Chief Executive officer, made an additional investment of $950,000 in a loan and $50,000 in a common stock purchase in the Company. On February 6, 2019, Dr. Schwartz, made an additional investment of $300,000 in the Company, following his November 30, 2018 and January 8, 2019 investments in the Company now aggregating $1,670,000. In connection with the new investment, Dr. Schwartz received a Second Amended and Restated Promissory Note in the original principal amount of $1,620,000. (the “Dr. Schwartz Note”) and a Second Amended and Restated Common Stock Purchase Warrant (the “Dr. Schwartz Warrant”). The Dr. Schwartz Note and the Dr. Schwartz Warrant amend and restate the amended and restated promissory note and amended and restated common stock purchase warrant issued to Dr. Schwartz in connection with the previous investments.

The Dr. Schwartz Note bears interest at the rate of eight percent (8%) per annum on the principal amount. The maturity date for the Dr. Schwartz Note is February 6, 2020, and is the date upon which the principal sum, as well as any accrued and unpaid interest and other fees, shall be due and payable. The Dr. Schwartz Note may be prepaid in whole or in part at any time, and upon certain financings, the Company is required to apply a portion of the proceeds to repayment of the Dr. Schwartz Note.

As additional consideration for the investment, the Company issued the Dr. Schwartz Warrant with an exercise price of $0.836 per share for the initial 221,292 shares that related to the November 2018 investment (the “First Tranche”), an exercise price of $0.704 per share for the additional 748,415 shares (subject to increase as described below) relating to the second investment (the “Second Tranche”), and an exercise price of $1.188 per share for the additional 138,889 shares (subject to increase as described below) relating to the current investment (the “Third Tranche”). The exercise price in each case is equal to 110% of the closing sale price of the common stock on the date of the applicable investment. Each tranche of the Dr. Schwartz Warrant is exercisable beginning on the sixth month anniversary of the date of the related investment through the fifth-year anniversary of the date of the related investment.

On February 1, 2019, and the first day of each calendar month thereafter, while the Dr. Schwartz Note and the Dr. Schwartz Warrant remain outstanding, a number of additional shares will be added to the Second Tranche and the Third Tranche equal to (1) one-half percent (1/2%) of the outstanding principal balance of the Dr. Schwartz Note on such date, divided by (2) the closing price of the Company’s common stock on that date. The number of warrant shares will be subject to a share limit such that the total of (a) the 78,128 shares of common stock purchased by Dr. Dr. Schwartz on January 8, 2019, and (b) the total number of warrant shares (1,108,596 warrant shares as of February 6, 2019) may not exceed 2,818,350 shares (equal to 19.9% of the outstanding shares of Common Stock on January 8, 2019). If the Second Tranche and/or Third Tranche cannot be increased as required herein due to the share limit, then in lieu of any such increase, the Company shall pay to Dr. Schwartz a cash amount equal to one-half percent (1/2%) of the principal balance of the Dr. Schwartz Note in lieu of such increase.

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

We record receivables when we have an unconditional right to receive consideration after the performance obligations are satisfied. As of March 31, 2019, and December 31, 2018, accounts receivable totaled $173,443 and $232,602, respectively. For the three months ended March 31, 2019, we did not incur material impairment losses with respect to our receivables.

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

The Company has experienced no significant option exercises in its history. Beginning in 2019, the Company began calculating the estimated volatility used in the Black-Scholes option valuation model based on the trading history of the Company’s own stock. Given the limited trading history of the Company’s common stock, the Company had previously used the volatility of comparable companies in order to value options and warrants granted in prior years.

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

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties related to the Company, many of which are beyond the Company’s control. The Company’s actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

•	Current negative operating cash flows;
•	The terms of any further financing, which may be highly dilutive and may include onerous terms;
•	Risks related to the recent Merger with Helomics; Company will not be able to continue operating without additional financing; possible failure to realize anticipated benefits of the Merger; costs associated with the Merger may be higher than expected; the Merger may result in the disruption of the Company’s and Helomics’ existing businesses; and distraction of management and diversion of resources; delay in completion of the merger may significantly reduce the expected benefits;
•	Risks related to our partnerships with other companies, including the need to negotiate the definitive agreements; possible failure to realize anticipated benefits of these partnerships; and costs of providing funding to our partner companies, which may never be repaid or provide anticipated returns.
•	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;
•	The impact of competition, the obtaining and maintenance of any necessary regulatory clearances applicable to applications of the Company’s technology;
•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;
•	Risk that we never become profitable if our product is not accepted by potential customers;
•	Possible impact of government regulation and scrutiny;
•	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;
•	Adverse results of any legal proceedings;
•	The volatility of our operating results and financial condition, and,
•	Other specific risks that may be alluded to in this report.

All statements other than statements of historical facts, included in this report regarding the Company’s growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will”, “may”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. The Company does not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable the Company cannot assure potential investors that these plans, intentions or expectations will be achieved. The Company discloses important factors that could cause the Company’s actual results to differ materially from its expectations in the “Risk Factors” section and elsewhere our Annual Report on Form 10-K for the year ended December 31, 2018 and in item 1A of Part II below. These cautionary statements qualify all forward-looking statements attributable to the Company or persons acting on its behalf.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

In addition to the other information set forth in the Quarterly Report on Form 10-Q, the reader should carefully the risks described below before making an investment decision. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The following risk factors amend, restate and supplement the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

We will require additional financing to finance operating expenses and fulfill our business plan. Such financing will be dilutive. Our independent public accounting firm has indicated in their audit opinion, contained in our financial statements, that they have serious doubts about our ability to remain a going concern.

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the remainder of fiscal 2019. We had revenues of $1,412,000 in 2018, but we had negative operating cash flows of $5.3 million. We had revenues of $255,000 in the first three months of 2019, but we had negative operating cash flows of $2.0 million. The Company had cash and cash equivalents of $1,124,730 as of March 31, 2019 and needs to raise significant additional capital to meet its operating needs, pay debt obligations coming due, and the continued operating needs of Helomics, therefore there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has available financing options including a shelf registration statement on Form S-3, with which the Company has raised approximately $2.1 million in net proceeds in early 2019. The Company may raise up to approximately $5.0 million in additional gross proceeds, now that the Helomics acquisition is completed.

As of March 31, 2019, the Company had debt totaling $3.1 million. Our accounts payable and accrued expenses as of March 31, 2019 were an aggregate $1,230,000. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher as we prepare our product for broader sales, increase our sales efforts and maintain adequate inventories. Further, Helomics continues to incur negative operating cash flows, and the Helomics business continues to require significant cash resources following the completion of the Merger.

We will require additional funding to finance operating expenses and to invest in our sales organization and new product development and to compete in the international marketplace, as well as to develop the Helomics business and other aspects of our CRO business. We will attempt to raise these funds through equity or debt financing, alternative offerings or other means. If we are successful in securing adequate funding we plan to make significant capital or equipment investments, and we will also continue to make human resource additions over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

As a result of the above factors, the Company has concluded that there is substantial doubt about its’ ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern. Furthermore, our independent registered public accounting firm has indicated in their audit opinion, contained in our financial statements included in this Annual Report on Form 10-K within Item 8, that there is substantial doubt about our ability to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

We have committed significant capital and management resources to developing our CRO business and other new business areas, and we intend to continue to devote significant and management resources to new businesses. Through the effective date of the Merger, we provided approximately $2.1 million in financing to Helomics, of which $500,000 in principal amount was converted into an equity interest in Helomics and the remaining $1.7 million in principal and accrued interest was canceled in connection with the Merger. In addition, in August 2017, we entered into a merger agreement with CytoBioscience, which was subsequently terminated in November 2017. From July 2017 through November 2017, we advanced $1,070,000 to CytoBioscience in the form of secured notes, which are still outstanding. CytoBioscience has defaulted on the notes, but in January 2019 reached repayment agreement with the Company and remitted approximately $61,000 covering a portion of principal, interest and legal bills toward collection processes. CytoBioscience made a second payment of $65,458 in March 2019 bringing the note current pursuant to the repayment agreement. The Company has a Confession of Judgment and UCC protection on collateral, however this does not guarantee timely or full payment on the notes. Unpaid principal and unpaid accrued interest on the note are due and payable on February 28, 2020. In 2019, CytoBioscience and its parent company, InventaBioTech, were current on all interest amounts due through April 2019. InventaBioTech informed the Company that May interest will be paid prior to month end. At this time the Company does not believe a reserve is needed. It is likely that we will make further investments and advances in other businesses as we develop our CRO business and other business models. There can be no assurance that any of the outstanding balances of our existing promissory notes or future advances will be repaid. Therefore, we could invest significant capital in other business enterprises with no certainty when or whether we will realize a return on these investments. Investments in cash will deplete our capital resources, meaning that we will be required to raise significant amounts of new capital. There is no assurance that we will be successful in raising sufficient capital, and the terms of any such financing will be dilutive to our stockholders. We may also acquire technologies or companies by issuing stock or other equity securities rather than or in addition to payment of cash, which may have the result of diluting the investment of our stockholders. Further, the energy and resources of our officers and personnel are being substantially diverted to new lines of business, which are unproven. If these businesses are unsuccessful or require too great of a financial investment to be profitable, our business may fail regardless of the level of success of our STREAMWAY business.

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

If our STREAMWAY System product is not accepted by our potential customers, it is unlikely we will ever become profitable.

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

Security breaches, loss of data and other disruptions to Precision or its third-party service providers could compromise sensitive information related to Precisions’ business or prevent Precision from accessing critical information and expose it to liability, which could adversely affect Precisions’ business and reputation.

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

Our authorized capital includes 20 million shares of preferred stock. Of this amount, 18,950 shares have been designated as Series B Convertible Preferred Stock, 1,213,819 shares have been designated as Series C Preferred Stock, 3,500,000 shares have been designated as Series D Convertible Preferred Stock and the remaining authorized shares are undesignated preferred stock. Our Board of Directors have the power to issue any or all of the shares of undesignated preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board of Directors to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of the company not approved by our Board of Directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

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

In accordance with Nasdaq’s Marketplace Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until May 15, 2019, to regain compliance with the Minimum Bid Price Requirement. However, the bid price of the Company’s common stock did not close at or above $1.00 per share for a minimum of 10 consecutive business days, and therefore we did not regain compliance with the Minimum Bid Price Requirement by May 15, 2019. However, we may be eligible for additional time. To qualify for additional time, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. We have provided such notice to the Staff; however, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Staff would notify us that our securities would be subject to delisting. In the event of such notification, we may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant our request for continued listing.

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

As long as the Amended and Restated Notes remain outstanding, if Precision receives cash proceeds from any source other than (i) sales of our products or (ii) the first $2,000,000 of proceeds from securities offering transactions, Precision is required to inform the Investors of such receipt. Investor will have the right to require that Precision apply up to 50% of such proceeds to repay outstanding amounts owed under their Note. As a result, proceeds from future securities offering transactions will likely be subject to the Investors’ repayment rights. The aforementioned criteria may negatively impact Precision’s ability to obtain financing from securities offering transactions until repayment or conversion of the Notes. To the extent we are able to obtain such financing, this arrangement may limit Precision’s ability to use the proceeds thereof to fund its operations. If we are unable to obtain financing or use the proceeds to fund its operations, Precision will be forced to limit its business activities, which will have a material adverse effect on Precision’s results of operations and financial condition.

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

Risks Related to the Recent Merger with Helomics Holding Corporation (the “Merger”)

On April 4, 2019 (the “Effective Date”), the Company completed the Merger and the Exchange Offer, as described in Note 10 to the Condensed Consolidated Financial Statements included herein, “Subsequent Events”.

Completion of the Merger and the Exchange Offer resulted in the issuance of a large number of our shares and warrants, which significantly diluted and will significantly further dilute the percentage of stock held by existing holders of our common stock.

On the effective date of the pending Merger, we issued 4.0 million shares of our Common Stock and 3.5 million shares of Series D Preferred Stock to holders of Helomics capital stock. This issuance is in addition to the 1.1 million shares of Precision Common Stock previously issued to Helomics as consideration for Precision’s prior acquisition of a twenty percent ownership interest in Helomics; these 1.1 million shares remained outstanding and were distributed to holders of Helomics capital stock. Each share of Precision Series D Preferred Stock is convertible into one share of Precision Common Stock starting one year after issuance, subject to adjustment. In the Exchange Offer, we issued: (1) approximately 8.6 million additional shares of our Common Stock, (2) approximately 14.2 warrants to purchase our Common Stock at an exercise price of $1.00 per share and (3) 0.6 million warrants to purchase Common Stock at an exercise price of $0.01 per share. Conversion of the Series D Preferred Stock and exercise of such warrants will significantly further dilute the percentage of stock held by existing holders of our common stock.

Costs associated with the Merger are difficult to estimate, may be higher than expected, and may harm the financial results of the combined company.

Both Precision and Helomics incurred substantial direct transaction costs associated with the Merger, and Precision will incur additional costs associated with consolidation and integration of operations. If the total costs of the Merger exceed estimates, or the benefits of the Merger do not exceed the total costs of the Merger, Precision’s consolidated financial results could be adversely affected.

The Merger may result in disruption of Precision’s existing business, distraction of management and diversion of other resources.

The integration of Precision’s and Helomics’ operations may divert management time and resources from the main historical businesses of both companies. After the Merger, management will likely be required to spend significant time integrating Precision’s and Helomics’ operations. This diversion of time and resources could cause the combined business to suffer.

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

Each of Precision, Helomics and the combined company incurred substantial transaction-related costs relating to the Merger.

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

In the periods following the completion of the Merger, Precision’s operating expenses are likely to increase significantly as Helomics continues to develop and grow its business. These increases are most likely to be in the areas of sales and marketing, compensation and research and product development. There also may be increases in legal, accounting, insurance and compliance costs. As a result, the combined company is expected to report operating losses until Helomics can significantly increase its revenues. This may have a material adverse impact on the market price of Precision common stock following the Merger. Additionally, the integration of the operations of Precision and Helomics may result in unanticipated costs, which may be higher than expected and could have a material adverse effect on the combined company’s financial condition and operating results.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Loan from CEO

On May 9, 2019, Dr. Schwartz advanced $75,000 to the Company. The loan earns 8% interest and is due in 60 days.

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION THERAPEUTICS INC.

Date: May 15, 2019	By:	/s/ Carl Schwartz
Carl Schwartz
Chief Executive Officer

Date: May 15, 2019	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

PRECISION THERAPEUTICS INC.

Form 10-Q

The quarterly period ended March 31, 2019

Exhibit No.	Description

1.1	Placement Agency Agreement dated February 27, 2019 (1)

1.2	Placement Agency Agreement dated March 27, 2019 (2)

4.1	Amended and Restated Common Stock Purchase Warrant issued to Carl Schwartz dated January 8, 2019 (4)

4.2	Form of Warrant (March 1, 2019 closing) (1)

4.3	Form of Unit Purchase Option (March 1, 2019 closing)(1)

4.4	Form of Warrant (March 29, 2019 closing) (2)

4.5	Form of Unit Purchase Option (March 29, 2019 closing) (2)

10.1	Second Amended and Restated Promissory Note issued to Carl Schwartz dated February 6, 2019 (5)

10.2	Forbearance Agreement by and between L2 Capital, LLC and the Company dated February 7, 2019 (5)

10.3	Forbearance Agreement by and between Peak One Opportunity Fund, LP and the Company dated February 7, 2019 (5)

10.4	Amended and Restated Senior Secured Promissory Note issued to L2 Capital, LLC dated February 7, 2019 (5)

10.5	Amended and Restated Senior Secured Promissory Note issued to Peak One Opportunity Fund, LP dated February 7, 2019 (5)

10.6	Amended and Restated Promissory Note issued to Carl Schwartz dated January 8, 2019 (4)

10.7	Subscription Agreement by and between Carl Schwartz and the Company dated January 8, 2019 (4)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

*	Filed herewith.

(1)	Filed on March 1, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on April 2, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on October 30, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on January 14, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on February 12, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.