Form 10-Q
period 2019-06-30
Predictive Oncology Inc.
filed 2019-08-19
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to

Commission File Number:

Predictive Oncology Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	POAI	Nasdaq Capital Market

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2019, the registrant had 31,258,932 shares of common stock, par value $.01 per share outstanding.

PREDICTIVE ONCOLOGY INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and Cash Equivalents	$69,557	$162,152
Accounts Receivable	299,046	232,602
Notes Receivable (inclusive of $0 and $452,775 in advances to Helomics; net of $787,524 allowance for credit losses as of June 30, 2019)	250,000	497,276
Inventories	320,876	241,066
Prepaid Expense and other assets	154,523	318,431
Total Current Assets	1,094,002	1,451,527

Notes Receivable	-	1,112,524
Fixed Assets, net	1,769,813	180,453
Intangibles, net	4,591,872	964,495
Lease Right-of-Use Assets	1,005,525	-
Goodwill	23,790,290	-
Total Assets	$32,251,502	$3,708,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$3,538,832	$445,689
Notes Payable –Net of Discounts of $573,155 and $1,032,814	3,808,751	1,634,914
Accrued Expenses	1,035,501	1,279,114
Derivative Liability	541,599	272,745
Deferred Revenue	29,706	23,065
Lease Liability – Net of Long-term Portion	501,427	-
Total Current Liabilities	9,455,816	3,655,527

Lease Liability	504,098	-

Total Liabilities	9,959,914	3,655,527

Stockholders’ Equity:
Series E Convertible Preferred Stock, $.01 par value, 350 shares authorized, 83.4 and 0 shares outstanding (Liquidation value $843,000)	1	-
Series B Convertible Preferred Stock, $.01 par value, 20,000,000 shares authorized, 79,246 and 79,246 outstanding	792	792
Series D Convertible Preferred Stock, $.01 par value, 20,000,000 shares authorized, 3,500,000 and 0 outstanding	35,000	-
Common Stock, $.01 par value, 100,000,000 shares authorized, 30,974,761 and 14,091,748 outstanding	309,747	140,917
Additional paid-in capital	86,882,073	63,019,708
Accumulated Deficit	(64,936,025)	(63,107,945)

Total Stockholders' Equity	22,291,588	53,472

Total Liabilities and Stockholders' Equity	$32,251,502	$3,708,999

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Revenue	$286,151	$358,586	$541,392	$770,179
Cost of goods sold	118,390	108,970	192,106	226,314
Gross margin	167,761	249,616	349,286	543,865
General and administrative expense	3,310,368	729,528	4,808,314	1,945,670
Operations expense	1,271,258	378,906	1,737,824	666,496
Sales and marketing expense	685,029	554,084	1,239,245	1,104,623
Total operating loss	(5,098,894)	(1,412,902)	(7,436,097)	(3,172,924)
Gain on revaluation of cash advances to Helomics	1,222,244	-	1,222,244	-
Other income	(3,223)	-	50,209	-

Other Expense	819,283	-	1,389,059	-
Loss on equity method investment	-	960,508	439,637	960,508
Gain on revaluation of equity method investment	6,164,260	-	6,164,260	-
Net income/(loss)	$1,465,104	$(2,373,410)	$(1,828,080)	$(4,133,432)
Deemed dividend on Series E Convertible Preferred Stock	20,398	-	20,398	-
Net income/(loss) attributable to common shareholders per common shares – basic and diluted	$1,444,706	$(2,373,410)	$(1,848,478)	$(4,133,432)

Gain/(loss) per common share - basic	$0.05	$(0.20)	$(0.08)	$(0.36)
Gain/(loss) per common share – diluted	$0.02	$(0.20)	$(0.08)	$(0.36)

Weighted average shares used in computation - basic	29,609,373	11,878,490	22,747,544	11,632,221
Weighted average shares used in computation - diluted	60,070,783	11,878,490	22,747,544	11,632,221

See Notes to Condensed Consolidated Financial Statements

 PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

						Common Stock
	Preferred Stock	# Shares Preferred C	# Shares Preferred B	# Shares Preferred D	# Shares Preferred E	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at 4/1/2018	$792	-	79,246	-		11,804,073	$118,040	$61,622,067	$(56,525,066)	$5,215,833
E Warrant exercises pursuant to S-3 public offering at $1.00 exercise price per share						33,040	330	32,710		33,040
Re-priced warrant exercise pursuant to 2016 private investment						252,333	2,523	249,810		252,333
Vesting Expense								233,982		233,982
Net loss									(2,373,410)	(2,373,410)
Balance at 6/30/2018	$792	-	79,246	-	-	12,089,446	$120,893	$62,138,569	$(58,898,476)	$3,361,778
Balance at 4/1/2019	$792	-	79,246	-	-	17,360,144	$173,601	$66,296,741	$(66,401,129)	$70,005
Shares issued pursuant to note conversions - bridge loan						398,734	3,987	144,584		148,571
Warrants issued pursuant to CEO note payable								23,550		23,550
Stock issued for Helomics acquisition	35,000			3,500,000		4,000,000	40,000	5,537,250		5,612,250
Stock issued to extinguish debt as part of Helomics purchase consideration						8,637,323	86,373	6,376,936		6,463,309

Issuance of warrants as Helomics purchase consideration								6,261,591		6,261,591
Exercise of warrants						578,560	5,786			5,786
Issuance of Series E Preferred shares	1				84			743,559		743,560
Vesting expense							.	1,380,620		1,380,620
Issuance of Noteholders’ warrants								117,241		117,241
Net income									1,465,104	1,465,104
Balance at 6/30/2019	$35,793	-	79,246	3,500,000	84	30,974,761	$309,747	$86,882,073	$(64,936,025)	$22,291,588

						Common Stock
	Preferred Stock	# Shares Preferred C	# Shares Preferred B	# Shares Preferred D	# Shares Preferred E	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at 1/1/2018	$7,271	647,819	79,246			6,943,283	$69,432	$57,380,256	$(54,765,045)	$2,691,913
Preferred conversion to common shares pursuant to private placement agreement	(6,479)	(647,819)				589,747	5,897	582
Shares issued pursuant to S-3 public offering						2,900,000	29,000	2,726,087		2,755,087
Investment in Subsidiary pursuant to Helomics 20% acquisition						1,100,000	11,000	1,031,250		1,042,250
E Warrant exercises pursuant to S-3 public offering at $1.00 exercise price per share						88,836	888	87,948		88,836
Shares issued pursuant to S-3 public offering over-allotment option at $0.9497 exercise price per share						215,247	2,153	202,268	1	204,422
Re-priced warrant exercise pursuant to 2016 private investment						252,333	2,523	249,810		252,333
Vesting Expense								460,368		460,368
Net loss									(4,133,432)	(4,133,432)
Balance at 6/30/2018	$792		79,246			12,089,446	$120,893	$62,138,569	$(58,898,476)	$3,361,778
Balance at 1/1/2019	$792		79,246			14,091,748	$140,917	$63,019,708	$(63,107,945)	$53,472
Investment by CEO						78,125	781	49,219		50,000
Shares issued in forbearance agreement						166,667	1,666	156,683		158,349
Shares issued pursuant to S-3 public offering						2,863,750	28,638	2,401,071		2,429,709
Shares issued pursuant to note conversions - bridge loan						558,588	5,586	232,987		238,573
Warrants issued pursuant to CEO note payable								341,608		341,608
Stock issued for Helomics acquisition	35,000			3,500,000		4,000,000	40,000	5,537,250		5,612,250
Stock issued to extinguish debt as part of Helomics purchase consideration						8,637,323	86,373	6,376,936		6,463,309
Issuance of warrants as Helomics purchase consideration								6,261,591		6,261,591
Exercise of warrants						578,560	5,786			5,786
Issuance of Series E Preferred Shares	1				84			743,559		743,560
Vesting expense							.	1,644,220		1,644,220
Issuance of noteholders warrants								117,241		117,241

Net loss									(1,828,080)	(1,828,080)
Balance at 6/30/2019	$35,793		79,246	3,500,000	84	30,974,761	$309,747	$86,882,073	$(64,936,025)	$22,291,588

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities:
Net loss	$(1,828,080)	$(4,133,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of credit loss on notes receivable	795,353	-
Accrued interest revenue	(42,746)	-
Loss on equity method investment	439,637	960,508
Gain on revaluation of equity method investment	(6,164,260)	-
Depreciation and amortization	259,362	41,062
Vesting expense for stock options	1,644,220	460,368
Amortization of debt discount	1,068,256	-
Loss on valuation of equity-linked instruments	231,348	-
Gain on revaluation of cash advances to Helomics	(1,222,244)	-
Changes in assets and liabilities:
Accounts receivable	141,325	(177,828)
Inventories	(55,665)	20,385
Prepaid expense and other assets	66,989	14,490
Accounts payable	718,483	25,126
Accrued expenses	(104,114)	(329,889)
Deferred revenue	6,641	11,679
Net cash used in operating activities:	(4,045,495)	(3,107,531)
Cash flow from investing activities:
Redemption of certificates of deposit	-	244,971
Advance on notes receivable	(975,000)	(42,524)
Cash received from notes receivable	154,418	-
Cash received in Helomics Acquisition	248,102	-
Purchase of fixed assets	-	(129,990)
Acquisition of intangibles	(8,433)	(27,524)
Net cash (used in) provided by investing activities:	(580,913)	44,933

Cash flow from financing activities:
Extinguishment of convertible debt	(220,241)	-
Proceeds from debt issuance	1,525,000	-
Proceeds from exercise of warrants into common stock	5,786	341,169
Proceeds from issuance of Series E convertible preferred stock	743,560	-
Issuance of common stock	2,479,708	2,959,509
Net cash provided by financing activities	4,533,813	3,300,678

Net decrease in cash and cash equivalents	(92,595)	238,080
Cash at beginning of period	162,152	766,189
Cash at end of period	$69,557	$1,004,269
Non-cash transactions:
Bridge loan conversion into common stock	$238,573	$-
Forbearance settlement bridge loan	503,009	-
Additional warrants issued pursuant to CEO note payable	32,215	-
Consideration given for acquisition of Helomics	26,711,791	1,542,250
Conversion of preferred stock to common stock	-	6,479

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Predictive Oncology Inc., (the “Company”) was originally incorporated on April 23, 2002 in Minnesota as BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. Pursuant to an Agreement and Plan of Merger effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware corporation as the surviving corporation of the merger. On August 31, 2015, the Company completed a successful offering and concurrent uplisting to the NASDAQ Capital Market. On February 1, 2018, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the corporate name from Skyline Medical Inc. to Precision Therapeutics Inc., effective February 1, 2018. Because of this change, the Company’s common stock traded under the ticker symbol “AIPT,” effective February 2, 2018. On June 10, 2019, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the corporate name from Precision Therapeutics Inc. to Predictive Oncology Inc., effective June 10, 2019. Because of this change, the Company’s common stock traded under the new ticker symbol “POAI,” effective June 13, 2019. Skyline Medical (“Skyline”) remains as an incorporated division of Predictive Oncology Inc.

As of June 30, 2019, the Company had 30,974,761 shares of common stock outstanding, par value $.01 per share. The Company is a healthcare company that provides personalized medicine solution and medical devices in two main areas: (1) precision medicine, which aims to apply artificial intelligence to personalized medicine and drug discovery; and (2) the Company has developed an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of proprietary cleaning fluid and filters to users of its systems. In April 2009, the Company received 510(k) clearance from the Food and Drug Administration (the “FDA”) to authorize the Company to market and sell its STREAMWAY System products.

On April 4, 2019, the Company completed the Helomics Holding Corporation (“Helomics”) acquisition – (see Note 2). The Company’s precision medicine services – designed to use artificial intelligence and a comprehensive disease database to improve the effectiveness of cancer therapy – were launched with the Company’s investment in Helomics. Helomics’ precision oncology services are based on its D-CHIP™ diagnostic platform, which combines a database of genomic and drug response profiles from over 149,000 tumors with an artificial intelligence based searchable bioinformatics platform. Once a patient’s tumor is excised and analyzed, the D-CHIP platform compares the tumor profile with its database, and using its extensive drug response data, provides a specific therapeutic roadmap. In addition, the Company’s wholly-owned subsidiary, TumorGenesis Inc., is developing the next generation, patient derived tumor models for precision cancer therapy and drug development. TumorGenesis Inc., formed during the first quarter of 2018, is presented as part of the unaudited condensed consolidated financial statements (“financial statements”).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations and has an accumulated deficit of $64,936,025. The Company does not expect to generate sufficient operating revenue to sustain its operations in the near-term. Year-to-date the Company has incurred negative cash flows from operations. Although the Company has attempted to curtail expenses, there is no guarantee that the Company will be able to reduce these expenses significantly, and expenses may need to be higher to prepare product lines for broader sales in order to generate sustainable revenues.

The Company had cash and cash equivalents of $69,557 as of June 30, 2019 and needs to raise significant additional capital to meet its operating needs including the operating needs of the acquired Helomics business and pay debt obligations coming due; therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will attempt to raise these funds through equity or debt financing that may include public offerings, private placements, alternative offerings or other means. The public offerings may include sales through the Company’s shelf registration statement on Form S-3, with which the Company has raised approximately $2,100,000 in net proceeds in early 2019. The Company is currently permitted to raise up to approximately $4,300,000 in additional gross proceeds, under this shelf registration statement in public offerings, subject to market factors and other limitations. In June 2019, the Company raised $776,000 in net proceeds from a private placement of convertible preferred stock. Subsequent to June 30, 2019 to date the private placement raised an additional $1,238,800 in net proceeds, and the Company authorized up to a total of $3,500,000 in preferred stock.

In the quarter ended June 30, 2019, the Company has raised $776,000 in net proceeds in equity from a private placement and $275,000 in debt financing from the Company CEO. Despite these sources of funding, the Company, will need to obtain financing in order to fund operations.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted the standard on January 1, 2019, using the transition relief to the modified retrospective approach, presenting prior year information based on the previous standard. Upon adoption, the Company recognized $353,007 of lease right-of-use (ROU) assets and liabilities for operating leases on its condensed consolidated balance sheet, of which, $79,252 were classified as current liabilities. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated results of operations or cash flows.

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

See Note 8 – Leases.

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

The fair value of the Company’s investment securities was determined based on Level 1 inputs.

Inventories

Inventories are stated at the net realizable value, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	June 30, 2019	December 31, 2018

Finished goods	$150,340	$58,701
Raw materials	91,437	127,003
Work-In-Process	79,099	55,362
Total	$320,876	$241,066

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		2
Manufacturing tooling	3	-	7
Demo equipment		3
Laboratory equipment		4

The Company’s fixed assets consist of the following:

	June 30, 2019	December 31, 2018
Computers and office equipment	$505,728	$204,903
Leasehold improvements	188,014	140,114
Manufacturing tooling	108,955	108,955
Demo equipment	77,973	85,246
Laboratory equipment	1,401,210	-
Total	2,281,880	539,218
Less: Accumulated depreciation	512,067	358,765
Total Fixed Assets, Net	$1,769,813	$180,453

The large fluctuation in fixed assets is due to the Helomics acquisition (see Note 2). Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Depreciation expense was $131,420 and $153,302 in the three and six months ended June 30, 2019 and was $18,825 and $33,321 for the three and six months ended June 30, 2018.

Intangible Assets

Intangible assets consist of trademarks, patent costs, license fees, customer relationships and developed technology. Amortization expense was $88,416 and $106,060 in the three and six months ended June 30, 2019 and was $4,070 and $7,741 in the three and six months ended June 30, 2018. The Company reviews identifiable intangible assets for impairment in accordance with ASC 360 — Property, Plant and Equipment, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company’s intangible assets are currently solely the costs of obtaining licensing fees, trademarks, patents, tradename, customer relations and developed technology. The intangibles are both lived, assets amortized over a useful life, and indefinite lived, assets which are not amortized, but receive annual impairment testing. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which the Company operates. The large fluctuation in intangible assets is due to the Helomics acquisition (see Note 2).

The components of intangible assets all of which except tradenames are finite-lived were as follows:

	6/30/2019			12/31/2018
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$326,740	$(188,698)	$138,042	$318,303	$(182,558)	$135,745
Licensing Fees	877,500	(78,000)	799,500	877,500	(48,750)	828,750
Developed Technology	2,882,000	(34,823)	2,847,177	-	-	-
Customer Relationships	445,000	(35,847)	409,153	-	-	-
Tradename	398,000	-	398,000	-	-	-
Total	$4,929,240	$(337,368)	$4,591,872	$1,195,803	$(231,308)	$964,495

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2019

Year ending	Expense
2019	181,748
2020	363,497
2021	363,497
2022	264,609
2023	215,165
Thereafter	3,203,356
Total	4,591,872

Goodwill

In accordance with ASC - 350, Intangibles – Goodwill and Other, goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets acquired and represents the future economic benefits that the Company expects to achieve as a result of the acquisition. Purchased goodwill is not expected to be deductible for tax purposes and is not amortized over its indefinite useful life. To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company may first assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared to the carrying amount of goodwill to determine whether goodwill is impaired. The Company did not have goodwill in 2018 therefore, no impairment test was required, but the Company will conduct the 2019 testing in the second half of 2019.

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

Under Internal Revenue Code Section 382 certain stock transactions which significantly change ownership could limit amount of net operating carryforwards that may be utilized on an annual basis to offset taxable income in future periods. The Company has not yet performed an analysis of the annual net operating loss carryforwards and limitations that are available to be used against taxable income. Consequently, the limitation, if any, could result in the expiration of the Company’s loss carryforwards before they can be utilized. The Company has not analyzed net operating loss carryforwards under Section 382 to date. As a result of the Helomics acquisition there may be significant limitation to the net operating loss. The Company intends to complete a Section 382 analysis in early 2020.

Tax years subsequent to 2015 remain open to examination by federal and state tax authorities.

Offering Costs

Costs incurred which are direct and incremental to an offering of the Company’s securities are deferred and charged against the proceeds of the offering, unless such costs are deemed to be insignificant in which case they are expensed as incurred.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has no credit risk concentration for cash amounts held in a single institution that are in excess of amounts issued by the Federal Deposit Insurance Corporation.

Segments

The Company has five operating segments: domestic sales, international sales, diagnostic revenue, CRO revenue and clinical testing revenue. The revenues earned in diagnostic, CRO and clinical testing are immaterial to the total revenues earned and are currently represented in Other Revenue in the table below. The segment revenues and net losses for the three-month and six-month periods ended June 30, 2019 are described in the table below. There are significant changes in the Company’s assets relating to the Helomics acquisition specifically in the other segment for intangibles, tangible fixed assets and goodwill (see Note 2). In 2018 substantially all the Company assets, revenues and expenses were located or derived from operations in the United States and recorded under the Domestic Revenue segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019				2019
	Domestic	International	Corporate/ Other	Total	Domestic	International	Corporate/ Other	Total

Revenue	$259,082	$1,464	$25,605	$286,151	$478,743	$37,044	$25,605	$541,392

Segment Gain/(Loss)	$(917,754)	$(97,552)	$2,480,410	$1,465,104	$(1,859,477)	$(196,213)	$227,610	$(1,828,080)

	Net Assets as of,
	June 30, 2019				December 31, 2018
	Domestic	International	Corporate/ Other	Total	Domestic	International	Corporate/ Other	Total
Net Assets	$741,497	$34,841	$21,515,250	$22,291,588	$628,451	$41,377	$(616,356)	$53,472

Risks and Uncertainties

The Company is subject to risks common to companies in the medical device and biopharmaceutical industries, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the FDA, Clinical Laboratory Improvement Amendments (“CLIA”), and other governmental agencies.

NOTE 2 – HELOMICS ACQUISITION

The Company acquired 25% of the capital stock of Helomics, in transactions in the first quarter of 2018. On April 4, 2019, (the “Acquisition Date”), the Company completed a forward triangular merger with Helomics Acquisition Inc., a wholly-owned subsidiary of the Company and Helomics, acquiring the remaining 75% of the capital stock of Helomics.

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

The acquisition of Helomics was accounted for as a business combination using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The fair value for the assets acquired and the liabilities assumed are based on information knowable and determined by management as of the date of this filing. The Company incurred $656,615 in acquisition costs predominantly in legal and audit expenses.

The fair value of the consideration transferred in the acquisition has five components totaling $26,711,791. The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed and the consideration transferred:

Value of shares to Helomics shareholders	$5,612,250
Value of Helomics notes receivable forgiven	2,210,381
Value of shares to extinguish debt	6,463,309
Value of warrants issued	6,261,591
Gain on revaluation of equity method investment	6,164,260
Fair value of the consideration	$26,711,791

Less assets acquired:
Cash & cash equivalents	248,102
Accounts receivable	207,769
Inventory	17,727
Prepaid expenses	15,321
Fix assets, net	1,749,080
Intangible assets	3,725,000
Lease right of use assets	780,594

Plus liabilities assumed:
Accounts payable	2,374,596
Note Payable	303,333
Accrued expenses	363,569
Lease Liability – Net of Long-term Portion	422,126
Lease liability	358,468

Total assets acquired and liabilities assumed	(2,921,501)

Goodwill	$23,790,290

(i) Upon the acquisition, all outstanding shares of Helomics stock not already held by the Company were converted into the right to receive a proportionate share of 4,000,000 shares of common stock and 3,500,000 shares of Series D Convertible Preferred Stock of the Company. The fair value of these shares on the datge of issuance was $5,612,250; (ii) the Company forgave notes and interest due from Helomics relating to previous cash advances equaling $2,210,381; (iii) the Company eliminated debt owed by Helomics to noteholders by issuing 8,637,323 shares of common stock to the noteholders, the value of the shares was $6,463,309; (iv) the Company issued 14,245,063 warrants in exchange for warrants to purchase 23,741,772 shares of Helomics common stock to the Helomics noteholders agreeing to extinguish or extend their notes. An additional 597,000 warrants were exchanged for warrants held by other parties; the total consideration of all the exchanged warrants was valued by using the Black Scholes method and equaled $6,261,591; and, (v) as the Company’s acquisition of Helomics was a business combination achieved in stages, the initial 25% purchase of Helomics in 2018 was required to be revalued at current fair value on the Acquisition Date. Immediately prior to the Acquisition Date the recorded value of the equity method investment was zero. On the Acquisition Date the Company determined the fair value of the previous equity method investment was $6,164,260 and recorded a gain for the same amount in order to recognize the investment at its fair value. The gain was calculated as the difference between the implied fair value of the Company’s previous equity method investment in Helomics and the recorded book value immediately prior to the acquisition date. The implied fair value was calculated based on the purchase consideration exchanged to acquire the remaining 75% of Helomics and factoring a 10% discount for lack of control.

The fair values of all common and preferred shares issued as consideration in the transaction was determined using the closing bid price of the Company’s common stock on April 4, 2019.

The Company did not legally assume the debt extinguished on the day of the acquisition, however three noteholders did not exchange their notes for shares, and the holders agreed to extend such notes, representing $303,333 in principal, to be due 90 days from the acquisition date. This portion of the debt was assumed by the Company. In order to receive the extension, the Company agreed to issue 583,003 warrants to the noteholders at an exercise price of $1.00 per share. The warrants were accounted for under the Black Scholes accounting method.

Identifiable Intangible Assets

The Company acquired intangible assets related to trademarks for the acquired Helomics trade name with an estimated fair market value of $398,000. The Company expects to employ the Helomics trade name for the foreseeable future. The fair values of the assets were determined by the relief-from-royalty method under the income approach.

The Company acquired intangible assets with a useful life of three years and an estimated value of $445,000 related to customer relationships stemming from stable and predictable cash flow streams associated with customers. Helomics’ customer base includes contract research partnerships with pharmaceutical, diagnostic, biotechnology, and research companies. Helomic’s existing customers are all within its CRO services business line. The customer relationships were valued using the with and without method under the income approach.

The Company acquired intangible assets with a useful life of 20 years and an estimated value of $2,882,000 related to developed technology stemming from the D-CHIP diagnostic platform and underlying tumor database. Since the D-CHIP platform and underlying database was identified as the primary asset, this technology was valued using the multi-period excess earnings method under the income approach.

The acquisition costs related to the intangible assets are represented in legal and accounting expenses within general and administrative expenses in the statement of net loss.

Goodwill

The $23,790,290 goodwill represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed and represents the future economic benefits and synergies arising from the transaction. None of the goodwill is deductible for income tax purposes. Goodwill was allocated to the three Helomics segments.

Financial Results

The financial results of Helomics since the acquisition date have been included in the Company’s unaudited condensed consolidated statements of net loss for the quarter.

Pro Forma

The following pro forma information presents the combined results of operations of Predictive and Helomics as if the acquisition of Helomics had been completed on January 1, 2018, with adjustments to give effect to pro forma events that are directly attributable to the acquisition:

Three Months Ended June 30, 2019
Revenue	$286,376
Net gain attributable to Predictive	$1,399,809

Six Months Ended June 30, 2019
Revenue	$587,452
Net loss attributable to Predictive	$3,240,611

The primary adjustments include the deduction of the original depreciation and amortization and the inclusion of the revalued depreciation and amortization for Helomics tangible and intangible assets. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of operations. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of those respective time periods, nor are they indicative of future results of operations.

There are certain portions of purchase accounting, specifically Section 382 for Tax Loss Carryforwards, which take place after a company has undergone a shift in ownership, that the Company has not completed yet and may have a significant impact on the financial statements.

NOTE 3 – REVENUE RECOGNITION

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

Revenue from Product Sales

The Company has medical device revenue consisting primarily of sales of the STREAMWAY System, as well as sales of the proprietary cleaning fluid and filters for use with the STREAMWAY System. This revenue stream is reported within both the domestic and international revenue segments. The Company sells its medical device products directly to hospitals and other medical facilities using employed sales representatives and independent contractors. Purchase orders, which are governed by sales agreements in all cases, state the final terms for unit price, quantity, shipping and payment terms. The unit price is considered the observable stand-alone selling price for the arrangements. The Company sales agreement, Terms and Conditions, is a dually executed contract providing explicit criteria supporting the sale of the STREAMWAY System. The Company considers the combination of a purchase order and the Terms and Conditions to be a customer’s contract in all cases.

Product sales for medical devices consist of a single performance obligation that the Company satisfies at a point in time. The Company recognizes product revenue when the following events have occurred: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products. Based on the shipping terms specified in the sales agreements and purchase orders, these criteria are generally met when the products are shipped from the Company’s facilities (“FOB origin”, which is the Company’s standard shipping terms). As a result, the Company determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped. The Company may, at its discretion, negotiate different shipping terms with customers which may affect the timing of revenue recognition. The Company’s standard payment terms for its customers are generally 30 to 60 days after the Company transfers control of the product to its customer. The Company allows returns of defective disposable merchandise if the customer requests a return merchandise authorization from the Company.

Customers may also purchase a maintenance plan for the medical devices from the Company, which requires the Company to service the STREAMWAY System for a period of one year subsequent to the one-year anniversary date of the original STREAMWAY System invoice. The maintenance plan is considered a separate performance obligation from the product sale, is charged separately from the product sale, and is recognized over time (ratably over the one-year period) as maintenance services are provided. A time-elapsed output method is used to measure progress because the Company transfers control evenly by providing a stand-ready service. The Company has determined that this method provides a faithful depiction of the transfer of services to its customers.

All amounts billed to a customer in a sales transaction for medical devices related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been included in revenue. Costs related to such shipping and handling billing are classified as cost of goods sold.

Revenue from Clinical Testing

The Precision Oncology Insights are clinic diagnostic testing comprised of the Company’s ChemoFx and BioSpeciFx tests. The ChemoFx test determines how a tumor specimen reacts to a panel of various chemotherapy drugs, while the BioSpeciFx test evaluates the expression of a particular gene related to a patient’s tumor specimen. Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The estimated uncollectible amounts are now generally considered implicit price concessions that are a reduction in revenue. Helomics payments terms vary by the agreements reached with insurance carriers and Medicare. The Company’s performance obligations are satisfied at one point in time when test reports are delivered. This revenue stream is reported under the Clinical Revenue segment (see Note 1).

For service revenues, the Company estimates the transaction price which is the amount of consideration it expects to be entitled to receive in exchange for providing services based on its historical collection experience using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a patient, it will account for the change as an increase to the estimate of the transaction price, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized.

The Company recognizes revenue for these patients when contracts as defined in ASC 606, Revenue from Contracts with Customers are established at the amount of consideration to which it expects to be entitled or when the Company receives substantially all of the consideration subsequent to the performance obligations being satisfied.

CRO Revenue

Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. The Company typically uses an input method that recognizes revenue based on the Company’s efforts to satisfy the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation on the basis of the standalone selling price of each distinct good or service in the contract. Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met. Payment terms are net 30 from the invoice date, which is sent to the customer as the Company satisfies the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. This revenue stream is reported under the CRO Revenue segment (see Note 1).

Variable Consideration

The Company records revenue from distributors and direct end customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company’s current contracts do not contain any features that create variability in the amount or timing of revenue to be earned.

Warranty

The Company generally provides one-year warranties against defects in materials and workmanship on product sales and will either repair the products or provide replacements at no charge to customers. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. Warranty reserve requirements are based on a specific assessment of the products sold with warranties where a customer asserts a claim for warranty or a product defect.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of June 30, 2019, and December 31, 2018, accounts receivable totaled $299,046 and $232,602, respectively.

The Company deferred revenues related primarily to maintenance plans and CRO revenue of $29,706 and $23,065 as of June 30, 2019 and December 31, 2018, respectively.

Practical Expedients

The Company has elected the practical expedient not to determine whether contracts with customers contain significant financing components as well as the practical expedient to recognize shipping and handling costs at point of sale.

NOTE 4 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

Series D Preferred Shares

The Company issued 3.5 million shares of new Series D preferred stock to Helomics as part of the acquisition. Each share of Series D preferred stock is subject to automatic conversion, whereby each such share converts automatically on a 1:1 basis into a share of the Company’s common stock upon the earlier of (i) the consummation of any fundamental transaction (e.g., a consolidation or merger, the sale or lease of all or substantially all of the assets of Predictive or the purchase, tender or exchange offer of more than 50% of the outstanding shares of voting stock of Predictive) or (ii) the one-year anniversary of the issuance date, which will be April 4, 2020.

Series E Convertible Preferred Stock

In June 2019, the Company entered into a securities purchase agreement with investors for shares of Series E Convertible Preferred Stock for an aggregate purchase price of $843,000 in a private placement.  The Company amended its Certificate of Incorporation to authorize the issuance of 350 preferred shares and establishes the rights and preferences of the Preferred Shares.  The Series E Convertible Preferred Stock included a contingent beneficial conversion amount of $107,935, representing the intrinsic value of the shares at the time of issuance. The Company determined the Series E Convertible Preferred Stock should be classified as permanent equity and at the Company is accreting the beneficial conversion feature amount to the earliest redemption date of six months after the Initial Closing of the Series E Convertible Preferred Stock.  As of June 30, 2019, all shares of the Series E Convertible Preferred Stock issued remain outstanding.

Each Preferred Share Holder shall have the right at the Company’s option to be converted into 0.056857% of the issued and outstanding shares of common stock immediately prior to conversion for each share of Series E Convertible Preferred Stock beginning six months after issuance. On the date that is 12 months after the Initial Closing Date, the Company has the option to convert the Preferred Shares into common stock upon the same terms and limitations as the above optional conversion.

Net Loss Attributable to common shareholders

The net loss attributable to common shareholders for the six and three months ended June 30, 2019, reflects increases for net deemed dividends to Series E Convertible Preferred Shareholders provided in connection with various closings totaling $843,000 of the private placement of Series E Convertible Preferred Stock in June of 2019 of $20,398, representing the accretion of the beneficial conversion feature amount. The Series E Convertible Preferred Stock is not currently redeemable due to the contingency has not been met as of June 30, 2019 but is probable the preferred stock will be redeemable in the future.  The earliest potential redemption based on solely a passage of time is December 12, 2019 and, therefore, the carrying amount of the Series E Convertible Preferred Stock shall be accreted from the commitment date to  the redemption price as a deemed dividend.  Since the Company does not have retained earnings, the amortization of the Series E Convertible Preferred Stock discount was recorded as a deemed dividend through additional paid-in capital and net loss attributable to common shareholders in calculating basic and diluted loss per common share (see Note 7).

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

For grants of stock option and warrants issued during the quarter ended June 30, 2019, the Company used 1.93% to 2.55% risk free interest rate, 0% dividend rate, 78.6% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $0.3044 to $.6060 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2017	2,764,983	$2.00	1,951,257	$23.74

Issued	1,098,858	1.01	2,336,154	1.07
Expired	(194,564)	2.00	(10,706)	199.55
Exercised	-	-	(650,062)	1.00

Outstanding at December 31, 2018	3,669,277	$1.70	3,626,643	$4.17

Issued	3,731,868	0.72	17,212,545	0.95
Expired	(101,397)	2.00	(919)	603.89
Exercised	-	-	(578,560)	0.01

Outstanding at June 30, 2019	7,299,748	$1.20	20,259,709	$1.67

Stock-based compensation recognized for the three and six months ended June 30, 2019 was $1,380,620 and $1,644,220, respectively, and for the three and six months ended June 30, 2018 was $233,981 and $460,368, respectively. The Company has $723,870 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 16 months.

On April 4, 2019, the Company issued 1,908,500 stock options for common stock, par value $0.01, to current employees and directors from the Skyline, Skyline Europe and corporate divisions. Additionally, on April 4, 2019, the Company issued 1,050,004 stock options for common stock, par value $0.01, to new employees as a result of the Helomics acquisition.

NOTE 5 – NOTES RECEIVABLE

The Company has a secured promissory note receivable from CytoBioscience for $1,112,524, plus interest paid monthly at the per annum rate of (8%) on the principal amount. Unpaid principal and unpaid accrued interest on the note are due and payable on February 28, 2020. In 2019, CytoBioscience and its parent company, InventaBioTech, paid interest in the first quarter due through April 2019. The Company has not received any payments from CytoBioscience since the first quarter. The Company has evaluated the feasibility of repayment, including direct conversation with the CEO and former CEO of CytoBioscience, and has concluded that recovery of the note is in doubt. The Company has a Confession of Judgement signed by CytoBioscience and has filed with the courts. The Company has secured the note with lab equipment originally valued at $1,290,000. Based on management’s judgements, the Company believes it will be able to raise $250,000 through the sale of this equipment and has recorded a reserve for the difference. Management has concluded that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the receivable.

As of April 3, 2019, the Company had a principal balance of $2,140,013, plus interest of $70,369 due from Helomics. Upon completion of the merger with Helomics all intercompany notes were eliminated; (see Note 2).

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

Management has concluded the conversion feature is an embedded derivative that is required to be bifurcated and separately presented as a liability on the balance sheet. The embedded derivative’s value was determined using 70% of the VWAP for the 20 trading days preceding the balance sheet date, and assuming conversion on that date as management believed it is probable that the bridge loan will be convertible based on management’s expectation that additional financing will be required. The Company recognized an unrealized loss in other expenses on the statements of net loss for the corresponding change in fair value of $231,348 for the six-month period ended June 30, 2019. The fair value of the derivative liability as of June 30, 2019 was $504,092.

In the second quarter one of the bridge loan investors thrice converted a portion of the principal balance of the note. The investor converted $148,573 from the principal balance and received 398,734 shares of the Company’s common stock. The principal balance remaining for the investor is $325,278.

The value of the embedded derivative from the bridge loan as well as the derivative included in the note payable agreements with the Company’s CEO (See Note 9) were based upon level 3 inputs – see the Fair Value Caption in Note 1. The table below discloses all changes in value of those derivative liabilities during the six-month period ended June 30, 2019.

Derivative Liability Balance at December 31, 2018	Derivative Instrument Issued	Loss Recognized to Revalue Derivative Instrument at Fair Value	Adjustments to Derivative Liability for Warrants Issued	Derivative Liability Balance at June 30, 2019
$272,745	69,722	231,347	32,215	$541,599

NOTE 7 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Numerator
Net gain/(loss) attributable to common shareholder per common share basic and diluted calculation	$1,444,706	$(2,373,410)	$(1,848,478)	$(4,133,432)

Net gain/(loss)	1,444,706	(2,373,410)	(1,848,478)	(4,133,432)
Denominator:
Weighted average common shares outstanding-basic	29,609,373	11,878,490	22,747,544	11,632,221

Effect of diluted stock options, warrants and preferred stock (1)	30,461,410	-	-	-

Weighted average common shares outstanding-diluted	60,070,783	11,878,490	22,747,544	11,632,221

Gain/(Loss) per common share - basic	$0.05	$(0.20)	$(0.08)	$(0.36)
Gain/(loss) per common share - diluted	$0.02	$(0.20)	$(0.08)	$(0.36)

(1) The number of shares underlying options and warrants outstanding as of June 30, 2019 and June 30, 2018 are 27,559,457 and 5,676,637, respectively. The number of shares underlying the convertible debt as of June 30, 2019 and June 30, 2018 is 1,303,073 and zero, respectively. The number of shares underlying the preferred stock Series C as of June 30, 2019 and June 30, 2018 is 79,246. The number of shares underlying the preferred stock Series D as of June 30, 2019 and June 30, 2018 is 35,000 and zero, respectively. The number of shares underlying the preferred stock Series E as of June 30, 2019 and June 30, 2018 is 1,484,634 and zero, respectively. The effect of the shares that would be issued upon exercise of such options, warrants, convertible debt and preferred stock has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

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

Helomics’ offices are located at 91 43rd Street, Pittsburgh, Pennsylvania. On October 17, 2017, the Company signed a second amendment to its lease last amended on February 28, 2016. The lease, as amended, has a three-year term effective February 1, 2018, ending January 31, 2021. The Company leases 17,417 square feet at this location, of which approximately 1,000 square feet are used for office space and 16,417 square feet is used for laboratory operations. The Company expects that this space will be adequate for its current office and laboratory needs.

Lease expense was $153,923 and $183,135 for the three months and six months ended on June 30, 2019 and $19,936 and $37,179 for the three and six months ended on June 30, 2018, respectively.

The following table summarizes other information related to the Company’s operating leases:

June 30, 2019
Weighted average remaining lease term – operating leases in years	3.19
Weighted average discount rate – operating leases	8%

The Company’s rent obligation for the next five years are as follows:

2019	$259,700
2020	520,981
2021	118,976
2022	43,403
2023	44,271
2024 and thereafter	157,932
Total lease payments	1,145,263
Less interest	139,738
Present value of lease liabilities	$1,005,525

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

On May 1, 2019, Mr. Gabriel executed a one-year contract with renewable three-month periods to continue as Chief Operating Officer for TumorGenesis. Mr. Gabriel will receive $13,500 in monthly cash payments.

On May 21, 2019, the Company issued a third and restated common stock purchase warrant to Dr. Schwartz the Company’s CEO for value received in connection with the funding of all or a portion of the purchase price of his second amended and restated promissory note in the principal amount of $1,620,000. The Company issued an additional 34,518 warrants to Dr. Schwartz under the agreement in the second quarter, which reduced the value of the derivative liability by $32,215. As of June 30, 2019, the recorded derivative liability related to the agreement is $36,507. On May 9, 2019, Dr. Schwartz advanced $75,000 to the Company, on May 30, 2019, he advanced $200,000 to the Company, and on July 15, 2019 he advanced $25,000 to the Company. The loan earns 8% interest and is due on September 13, 2019, pursuant to the Amended and Restated Promissory Note. The loan is not connected to the previous note payable due to Dr. Schwartz and does not affect the warrant calculations regarding that notes interest.

NOTE 10 – SUBSEQUENT EVENTS

Related Party Transactions

On July 15, 2019, Dr. Schwartz advanced an additional $25,000 to the Company. The advance is being consolidated with the two previous advances from May 2019 and June 2019. The three advances earn 8% interest and are due on September 13, 2019.

Private Placement Funding

On June 13, 2019, the Company initiated a Series E convertible preferred stock private placement (see Note 4). Prior to quarter end the Company received $776,000 in net proceeds. Subsequent to the quarter’s end the Company has received an additional $1,238,800 in net proceeds. The private placement is ongoing and more funds are expected capping at $3,500,000 in gross proceeds.

Skyline Restructuring

In July 2019, the Company reduced its employed staff in the Skyline Medical division by ten people. As a result, severance pay recorded was $300,673. The majority of that amount, $247,500, is due to one individual who has accepted severance payments in 24 equal installments paid bi-monthly over the course of the next twelve months.

The Company continues to operate, both selling and maintaining, the STREAMWAY System and its disposable cleaning solution and bi-furcated filters.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Predictive Oncology Inc. was originally incorporated on April 23, 2002 in Minnesota as BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. Pursuant to an Agreement and Plan of Merger effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware corporation as the surviving corporation of the merger. On August 31, 2015, the Company completed a successful offering and concurrent uplisting to the NASDAQ Capital Market. On February 1, 2018, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the corporate name from Skyline Medical Inc. to Precision Therapeutics Inc., effective February 1, 2018. Because of this change, the Company’s common stock traded under the ticker symbol “AIPT,” effective February 2, 2018. On June 10, 2019, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the corporate name from Precision Therapeutics Inc. to Predictive Oncology Inc., effective June 10, 2019. Because of this change, the Company’s common stock traded under the new ticker symbol “POAI,” effective June 13, 2019. Skyline Medical (“Skyline”) remains as an incorporated division of Predictive Oncology Inc.

Predictive is a healthcare products and services company that has expanded its business to take advantage of emerging areas of the dynamic healthcare market through sales of its products, through its ownership of Helomics Holding Corporation a pioneering Contract Research Organization (“CRO”) Services company and through pursuit of other strategic relationships to build value. In the Company’s STREAMWAY business, the Company manufactures an environmentally-conscious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care.   Since our inception in 2002, the Company has invested significant resources into product development.  The Company believes that its success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to its wall-mounted Fluid Management System (“System”) and use of the Company’s proprietary cleaning solution and bifurcated filter. Predictive’s CRO services business is committed to improving the effectiveness of cancer therapy using the power of artificial intelligence applied to rich data diseases databases. Predictive has identified the CRO market as a burgeoning sector with significant growth potential. Effective April 4, 2019, Predictive completed the merger with Helomics and as of then owned 100% of Helomics. The merger resulted in a significant issuance of equity securities and will significantly increase the Company’s capital needs.

In addition, in 2018, the Company formed a wholly-owned subsidiary, TumorGenesis Inc., to develop the next generation, patient derived tumor models for precision cancer therapy and drug development.

The STREAMWAY products are sold through an experienced direct sales force. The Company had one VP of Sales & Marketing, one VP of International Sales, and nine regional sales managers on staff as of June 30, 2019. In July 2019, we reduced our sales staff by seven sales managers. We have twelve independent distributors in the United States, Canada and overseas. We incorporated Skyline Medical Europe with an office in Belgium in February 2018 and hired a direct salesperson to cover Germany and France. We have contracted with two General Purchasing Organizations in the United States, Vizient and Intalere, providing customer exposure to more than 10,000 hospitals. The Company has contracted with Alliant Enterprises, LLC, a Service-Disabled Veterans Owned Small Business supplier to the federal government. We have executed contracts with eleven international distributors: Quadromed, a Canadian distributor; MediBridge Sarl, a Swiss distributor; Device Technologies Australia PTY LTD, is an Australian distributor representing us throughout Australia, New Zealand, Fiji and the Pacific Islands; Century Scientific and Equipment Company in Kuwait; Mediurge in Pakistan; Prenit World in India; Sesneber in Saudi Arabia; Winner Scientific in Taiwan; Anifco in Bangladesh; Aras in the United Arab Emirates and Alfaisal Scientific Bureau in Iraq.

Predictive’s subsidiary, TumorGenesis, is pursuing a new rapid approach to growing tumors in the laboratory, which essentially “fools” the cancer cells into thinking they are still growing inside the patient. TumorGenesis intends to develop next generation, patient derived, (“PDx”) tumor models for precision cancer therapy and drug development. This approach should provide a much more relevant model of the patient tumor that may be used for testing of drugs for personalized therapy or for the development of new drugs. Predictive has entered into licensing arrangements with three medical technology companies.

Capital Requirements

Since inception, we have been unprofitable. We earned net income of approximately $1,465,000 and then incurred a net loss of approximately $1,828,000 for the three and six months ended June 30, 2019, and net losses of approximately $2,373,000 and $4,133,000 for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, and December 31, 2018, we had an accumulated deficit of approximately $64,936,000 and $63,108,000, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY System and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

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

Results of Operations

Revenue.

	Three Months Ended June 30				Six Months Ended June 30
	2019	2018	$ Difference	% Difference	2019	2018	$ Difference	% Difference
Revenue	$286,151	$358,586	$(72,435)	-20%	$541,392	$770,179	$(228,787)	-30%

There were 14 sales of STREAMWAY units in the six months ended June 30, 2019, compared to 25 sales of STREAMWAY units in the comparable 2018 period. Helomics revenue is immaterial but we anticipate continued growth specifically as a result of contracts signed in the third quarter.

Cost of sales. Cost of sales was $118,000 and $192,000 in the three and six months ended June 30, 2019 and $109,000 and $226,000 in the three and six months ended June 30, 2018. The gross profit margin was approximately 59% and 65% in the three and six months ended June 30, 2019, compared to 70% and 71% in the prior year. Our margins decreased in the current year as Skyline Europe’s cost were higher and Helomics costs surpassed the revenue earned in the current period. The Helomics costs should remain relatively static as revenue grows allowing the margins to increase in the future.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General & Administrative (G&A) expenses increased by $2,581,000 and $2,863,000 for the three and six months ended June 30, 2019 compared to the 2018 periods. The increase in the three and six-month periods is due to a combination of increased onetime expenses and initial costs of combining Helomics and the Company. The Company recognized a credit loss on notes receivable regarding CytoBioscience, which should be a onetime expenditure. Additionally, the Company issued all employees and directors stock options resulting in large vesting expenses. As a result of combining companies the salaries, taxes and benefits, rent and depreciation and amortization all increased substantially. The primary cause of the increase in amortization is the intangibles amortization for the Helomics tradename, customer relationships, and developed technology. Due to the acquisition the Company had increased legal and audit expenditures.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense increased by $892,000 and $1,071,000 in the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. Increases consisted of consulting fees predominantly for the TumorGenesis division and for the employee stock option vesting expenses related to operations employees. The Skyline research and development costs increased for work completed on the new generation STREAMWAY. As a result of the companies combining; salaries, taxes and benefits, telephone and travel expenses were higher.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased by $131,000 and $135,000 in the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The increase in 2019 resulted from increased sales staff for Skyline causing higher travel expenses and for the employee stock option vesting expenses related to sales employees. International sales consulting increased for the Skyline division as well. There were some offsetting reductions too including reduced commissions due to decreased sales, a reduction for the removal of a bonus program initiated in 2018, less public relations expenditures as the Company focused on one company to handle customer and investor relations. The Company also reduced its tradeshow presence and incurred significantly less expenses for web development and market research in 2019.

Impact of minority investment on net loss. The Company’s net gain for the six-month period ended June 30, 2019 is $5,724,623 including a loss on equity method investment of $439,637 representing a portion of Helomics’ net loss from continuing operations of $1,555,542 and resulted from the Company’s ownership of 25% of Helomics’ capital stock during the period prior to April 4, 2019; offset by the gain of $6,164,260 on revaluation of the initial acquisition of Helomics. Commencing with the Merger effective April 4, 2019, the Company owns 100% of the Helomics business, which is included in the Company’s consolidated financial statements.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $4,045,000 for the six months ended June 30, 2019 compared with net cash used of $3,108,000 for the 2018 period. Cash used increased by $937,000 in the 2019 period primarily because of the increase in total operating expenses, which was partially offset by increased accounts payables due to extending payments to vendors and increased accrued expenses.

Cash flows used in investing activities were $581,000 for the six months ended June 30, 2019 as compared to $45,000 of cash flows provided for the six months ended June 30, 2018.  Cash used was for cash advances made to Helomics prior to the acquisition but was offset by cash received from Helomics on the Acquisition Date.

Net cash provided by financing activities was $4,534,000 for the six months ended June 30, 2019 compared to net cash provided of $3,301,000 for the six months ended June 30, 2018. The cash provided were proceeds from debt issuance due to the loan we received from the CEO, proceeds of the two public offerings of units we completed in the period, and proceeds from the issuance of preferred stock due to a private placement.

Capital Resources

Our cash balance was approximately $70,000 as of June 30, 2019. We had a cash balance of $162,000 as of December 31, 2018. As of June 30, 2019, we had an accumulated deficit of approximately $64,936,000.

In the quarter ended June 30, 2019, the Company has raised $776,000 in net proceeds in equity from a private placement and $275,000 in debt financing from the Company CEO. Subsequent to June 30, 2019 to date the private placement has raised an additional $1,238,800 in net proceeds.

In the first six months of 2019, we recognized $541,000 in revenues.

Plan of Financing; Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was approximately $64,936,000 as of June 30, 2019. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, public offerings and loan agreements.

During 2019, the Company has raised capital through a variety of sources. In February 2019, the Company received an additional loan and investment equaling $1,300,000 from the Company’s CEO. On March 1, 2019 the Company closed on a public offering receiving $1,111,880 in net proceeds. On March 29, 2019 the Company closed on a public offering receiving $1,053,360 in net proceeds. In June 2019 we raised $776,000 in net proceeds from a private placement of convertible preferred stock. Subsequent to June 30, 2019 to date the private placement has raised an additional $1,238,800, in net proceeds, and the Company authorized up to a total of $3,500,000 in preferred stock.

On April 4, 2019, we completed the merger transaction with Helomics, which became our wholly owned subsidiary. Prior to the merger, we advanced a total of $2.14 million to Helomics under notes receivable that were eliminated on the effective date of the merger. From the effective date of the merger, our results of operations reflect the operating losses and negative cash flows of Helomics.

We had revenues of $541,000 in the period ended June 30, 2019, but we had negative operating cash flows of $4,045,000. Our cash balance was $70,000 as of June 30, 2019, and our accounts payable and accrued expenses were an aggregate $4,574,000. Additionally, the debt agreements the Company entered into in 2018 and 2019 are all due within one year. This includes secured convertible notes with a remaining principal balance of $2,183,000, which are due on September 28, 2019. Including interest and premiums upon repayment, the full repayment of these notes would require payments of $2,877,000. An additional $1,895,000 in principal amount of promissory notes are due in February 2020. We are currently incurring negative operating cash flows.

We have committed significant capital and management resources to develop our CRO business and other new business areas, and we intend to continue to devote significant management resources to the Helomics business and other new businesses in this market. We have significantly decreased our salary and benefits expenses, particularly in our Skyline Medical business unit through reductions in personnel and other measures. We continue to focus on reducing expenses. Our businesses will need to generate significant more revenue for the Company to sufficiently fund its operations without external financing. There is no assurance that we will be successful in raising sufficient capital, and the terms of any such financing will be dilutive to our stockholders. We may also acquire technologies or companies by issuing stock or other equity securities rather than or in addition to payment of cash, which may have the result of diluting the investment of our stockholders. Further, the energy and resources of our officers and personnel are being substantially diverted to these new lines of business, which are unproven.

We will attempt to raise these funds through equity or debt financing that may include public offerings, private placements, alternative offerings or other means. The public offerings may include sales through our shelf registration statement on Form S-3, with which we have raised approximately $2.1 million in net proceeds in early 2019. We are currently permitted to raise up to approximately $4.2 million in additional gross proceeds under this shelf registration statement in public offerings, subject to market factors and other limitations. If we are successful in securing adequate funding, we plan to make significant capital or equipment investments, and we will also continue to make human resource additions in Helomics over the next 12 months. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

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

Terms of Financing Transactions

In the second quarter Dr. Schwartz advanced the Company an additional $275,000 in two separate tranches. In July 2019 Dr, Schwartz advanced an additional $25,000 to the Company. All three advances are being consolidated earning 8% interest and are due 60 days from the date of the latest tranche, which was July 15, 2019.

On June 13, 2019, the Company initiated a Series E convertible preferred stock (“Series E Stock”) private placement. The Company authorized 350 shares of Series E Stock with each share having a liquidation value of $10,000. Upon liquidation, dissolution or winding up of the Corporation, the preferred shares shall rank senior to the Series B Preferred Stock , Series D Preferred Stock and common stock. There are no dividend rights, and therefore no dividends will accrue on the preferred shares.

Commencing six months after the date of issuance, each preferred share will be convertible into 0.056857% of the Company’s issued and outstanding shares of common stock immediately prior to conversion (rounded down to the nearest whole share). Notwithstanding the foregoing, if the total number of shares issuable upon conversion of all Preferred Shares issued in the Offering exceeds 19.9% of the issued and outstanding common stock immediately prior to the Initial Closing (the “NASDAQ Share Cap”) (such excess, the “Excess Conversion Shares”), then (i) only the portion of any Preferred Share will be converted that results in the issuance of 0.056857% of the NASDAQ Share Cap (rounded down to the nearest whole share), and (ii) the portion of such Preferred Share that would otherwise remain outstanding as a fractional share will be redeemed by the Company with funds legally available therefor, for a price equal to the market price of the common stock on the conversion date multiplied by 0.056857% of the Excess Conversion Shares. The limitation in this paragraph will not apply if the Company obtains stockholder approval to issue the Excess Conversion Shares as required by the NASDAQ’s Marketplace Rules. Further, the total number of shares issuable to any holder upon conversion is subject to a limitation (the “Individual Holder Share Cap”) in the event the number of shares issuable upon conversion would trigger a change of control under the Nasdaq Marketplace Rules. If a conversion would result in the holder owning an amount of common stock in excess of such holder’s Individual Holder Share Cap, then the Company shall deliver cash for the excess shares as provided in the Certificate of Designation, unless stockholder approval is obtained as provided in the Certificate of Designation. On the date that is twelve months after the Final Closing, the Company has the option to automatically convert the Preferred Shares into shares of the Company’s common stock, upon the same terms as the optional conversion.

The Company may redeem the Preferred Stock on 10 days’ notice at 130% of the face value. Prior to redemption, the holders may convert their shares upon the same terms as the optional conversion.

In the event of a change of control of the Company (meaning an acquisition of 30% or more of the Company’s issued common shares by a single party/parties acting in concert) before the first anniversary of the Final Closing, the Company may compel holders to exercise the conversion rights of the Preferred Share(s) at a time of Company’s choosing, upon the same terms as the optional conversion.

The Preferred Shares will vote with the common stock as a single class on all matters submitted to a vote of stockholders of the Corporation other than any proposal to approve the issuance of the Excess Conversion Shares or any shares in excess of the Individual Holder Share Cap. The Preferred Shares will vote on an as-converted to common stock basis, taking into account the conversion limitations resulting from the Nasdaq Share Cap and the Individual Holder Share Cap, if and as applicable; however, the number of votes per Preferred Share will not exceed 15,625.

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

The Company has medical device revenue consisting primarily of sales of the STREAMWAY System, as well as sales of the proprietary cleaning fluid and filters for use with the STREAMWAY System. The Company sells its medical device products directly to hospitals and other medical facilities using employed sales representatives and independent contractors. Purchase orders, which are governed by sales agreements in all cases, state the final terms for unit price, quantity, shipping and payment terms. The unit price is considered the observable stand-alone selling price for the arrangements. The Company sales agreement, Terms and Conditions, is a dually executed contract providing explicit criteria supporting the sale of the STREAMWAY System. The Company considers the combination of a purchase order and the Terms and Conditions to be a customer’s contract in all cases.

Product sales for medical devices consist of a single performance obligation that the Company satisfies at a point in time. The Company recognizes product revenue when the following events have occurred: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products. Based on the shipping terms specified in the sales agreements and purchase orders, these criteria are generally met when the products are shipped from the Company’s facilities (“FOB origin”, which is the Company’s standard shipping terms). As a result, the Company determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped. The Company may, at its discretion, negotiate different shipping terms with customers which may affect the timing of revenue recognition. The Company’s standard payment terms for its customers are generally 30 to 60 days after the Company transfers control of the product to its customer. The Company allows returns of defective disposable merchandise if the customer requests a return merchandise authorization from the Company.

Customers may also purchase a maintenance plan for the medical devices from the Company, which requires the Company to service the STREAMWAY System for a period of one year subsequent to the one-year anniversary date of the original STREAMWAY System invoice. The maintenance plan is considered a separate performance obligation from the product sale, is charged separately from the product sale, and is recognized over time (ratably over the one-year period) as maintenance services are provided. A time-elapsed output method is used to measure progress because the Company transfers control evenly by providing a stand-ready service. The Company has determined that this method provides a faithful depiction of the transfer of services to its customers.

All amounts billed to a customer in a sales transaction for medical devices related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been included in revenue. Costs related to such shipping and handling billing are classified as cost of goods sold.

Revenue from Clinical Testing

The Precision Oncology Insights are clinic diagnostic testing comprised of the Company’s ChemoFx and BioSpeciFx tests. The ChemoFx test determines how a tumor specimen reacts to a panel of various chemotherapy drugs, while the BioSpeciFx test evaluates the expression of a particular gene related to a patients’ tumor specimen. Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The estimated uncollectible amounts are now generally considered implicit price concessions that are a direct reduction to accounts receivable rather than allowance for doubtful accounts.

The majority of the Company’s historical product revenues have been derived from the sales of its diagnostic testing. For revenues, the Company estimates the transaction price which is the amount of consideration it expects to be entitled to receive in exchange for providing services based on its historical collection experience using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more considerations than it originally estimated for a contract with a patient, it will account for the change as a decrease to the estimate of the transaction price, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized.

The Company’s performance obligations are satisfied at one point in time when test reports are delivered. The Company also provides services to patients with whom the Company does not have contracts as defined in ASC 606. The Company recognizes revenue for these patients when contracts as defined in ASC 606 are established at the amount of consideration to which it expects to be entitled or when the Company receives substantially all of the consideration subsequent to the performance obligations being satisfied. This revenue stream is reported under the Clinical Revenue segment (see Note 1).

CRO Revenue

Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. The Company typically uses an input method that recognizes revenue based on the Company’s efforts to satisfy the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met. This revenue stream is reported under the CRO Revenue segment (see Note 1).

We record receivables when we have an unconditional right to receive consideration after the performance obligations are satisfied. As of June 30, 2019, and December 31, 2018, accounts receivable totaled $299,046 and $232,602, respectively.

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

Goodwill

In accordance with ASC - 350, Intangibles – Goodwill and Other, goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets acquired and represents the future economic benefits that the Company expects to achieve as a result of the acquisition. Purchased goodwill is not expected to be deductible for tax purposes and is not amortized over its indefinite useful life. To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company may first assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared to the carrying amount of goodwill to determine whether goodwill is impaired. The Company did not have goodwill in 2018 therefore, no impairment test was required, but the Company will conduct the 2019 testing in the second half of 2019.

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

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties related to the Company, many of which are beyond the Company’s control. The Company’s actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

•	The Company will not be able to continue operating without additional financing,
•	Current negative operating cash flows;
•	The terms of any further financing, which may be highly dilutive and may include onerous terms;
•	Risks related to the recent Merger with Helomics; possible failure to realize anticipated benefits of the Merger; costs associated with the Merger may be higher than expected; the Merger may result in the disruption of the Company’s and Helomics’ existing businesses; and distraction of management and diversion of resources; delay in completion of the merger may significantly reduce the expected benefits;
•	Risks related to our partnerships with other companies, including the need to negotiate the definitive agreements; possible failure to realize anticipated benefits of these partnerships; and costs of providing funding to our partner companies, which may never be repaid or provide anticipated returns.
•	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;
•	The impact of competition, the obtaining and maintenance of any necessary regulatory clearances applicable to applications of the Company’s technology;
•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;
•	Risk that we never become profitable if our product is not accepted by potential customers;
•	Possible impact of government regulation and scrutiny;
•	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;
•	Adverse results of any legal proceedings;
•	The volatility of our operating results and financial condition, and,
•	Other specific risks that may be alluded to in this report.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2019 for the reasons described below:

Management has determined that the Company has not maintained adequate accounting resources with a sufficient understanding of accounting principles generally accepted in the United States of America (“GAAP”) to allow the Company to properly identify and account for new complex transactions. Management has determined that this represents a material weakness in the Company’s internal control over financial reporting.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in our annual and quarterly filings fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Material Weakness Remediation Activities

To remediate the material weakness in our internal control over financial reporting described above, we are reevaluating our overall staffing levels within the accounting department, evaluating the extent to which additional resources are required and what qualifications such resources must possess, and attracting and hiring those resources. We also plan to re-evaluate the trainings and ongoing professional education that is provided to, and required of, our accounting personnel. Once these processes have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated and our internal controls over financial reporting are effective, we will consider this material weakness fully addressed.

Changes in Internal Control Over Financial Reporting

After the Company’s acquisition of Helomics on April 4, 2019, the Company internal controls were expanded to include the newly acquired business. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the six months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will require additional financing to finance operating expenses and fulfill our business plan. Such financing will be dilutive. Our current financing includes secured notes that are due in September 2019. Our independent public accounting firm has indicated in their audit opinion, contained in our financial statements, that they have serious doubts about our ability to remain a going concern.

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the remainder of fiscal 2019. We had revenues of $1,412,000 in 2018, but we had negative operating cash flows of $5,300,000. We had revenues of $541,000 in the first six months of 2019, but we had negative operating cash flows of $4,045,000. The Company had cash and cash equivalents of $69,718 as of June 30, 2019 and we need to raise significant additional capital to meet its operating needs, pay debt obligations coming due, and the continued operating needs of Helomics.

The Company has secured convertible notes with a remaining principal balance of $2,183,573 are due on September 28, 2019. Including interest and premiums upon repayment, the full repayment of these notes would require payments of $2,876,953. An additional $1,895,000 in principal amount of promissory notes are due in February 2020. As of June 30, 2019, the Company had debt totaling $4,382,000. Our accounts payable and accrued expenses as of June 30, 2019 were an aggregate $4,574,000.

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

We will require additional funding to finance operating expenses and to invest in our sales organization and new product development and to compete in the international marketplace, as well as to develop the Helomics business and other aspects of our CRO business. We will attempt to raise these funds through equity or debt financing that may include public offerings, private placements, alternative offerings or other means. The public offerings may include sales through our shelf registration statement on Form S-3, with which we have raised approximately $2.1 million in net proceeds in early 2019. We are currently permitted to raise up to approximately $4.2 million in additional gross proceeds under this shelf registration statement in public offerings, subject to market factors and other limitations.

If we are successful in securing adequate funding, we plan to make significant capital or equipment investments, and we will also continue to make human resource additions in Helomics over the next 12 months. Such additional financing will be dilutive to existing stockholders, and there is no assurance that such financing will be available upon acceptable terms. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

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

We have committed significant capital and management resources to developing our CRO business and other new business areas, and we intend to continue to devote significant and management resources to new businesses. Through the effective date of the Merger, we provided approximately $2,600,000 in financing to Helomics, of which $500,000 in principal amount was converted into an equity interest in Helomics. The remaining $2,100,000 in principal plus accrued interest was canceled in connection with the Merger. In addition, in August 2017, we entered into a merger agreement with CytoBioscience, which was subsequently terminated in November 2017. From July 2017 through November 2017, we advanced $1,070,000 to CytoBioscience in the form of secured notes, which are still outstanding. CytoBioscience has defaulted on the notes, but in January 2019 reached repayment agreement with the Company and remitted approximately $61,000 covering a portion of principal, interest and legal bills toward collection processes. CytoBioscience made a second payment of $65,458 in March 2019 bringing the note current pursuant to the repayment agreement. The Company has a Confession of Judgment and UCC protection on collateral, however this does not guarantee timely or full payment on the notes. Unpaid principal and unpaid accrued interest on the note are due and payable on February 28, 2020. In 2019, CytoBioscience and its parent company, InventaBioTech, were current on all interest amounts due through April 2019. The Company has received no additional payments from InventaBioTech and after numerous discussions with their management has filed the Confession of Judgement in the courts. The Company has valued the equipment serving as collateral and determined that its worth is $250,000. The Company has reserved all but $250,000 of the note It is possible that we will make further investments and advances in other businesses as we develop our CRO business and other business models. There can be no assurance that any of the outstanding balances of our existing promissory notes or future advances will be repaid. Therefore, we could invest significant capital in other business enterprises with no certainty when or whether we will realize a return on these investments. Investments in cash will deplete our capital resources, meaning that we will be required to raise significant amounts of new capital. There is no assurance that we will be successful in raising sufficient capital, and the terms of any such financing will be dilutive to our stockholders. We may also acquire technologies or companies by issuing stock or other equity securities rather than or in addition to payment of cash, which may have the result of diluting the investment of our stockholders. Further, the energy and resources of our officers and personnel are being substantially diverted to new lines of business, which are unproven. If these businesses are unsuccessful or require too great of a financial investment to be profitable, our business may fail regardless of the level of success of our STREAMWAY business.

Our limited operating history with respect to our precision medicines services makes evaluation of our business difficult.

The Company’s precision medicine services were launched with the Company’s initial investment in Helomics during the first quarter of 2018 and have not generated significant revenue to date. Our ability to implement a successful business plan with respect to precision medicine remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business in the event our STREAMWAY business is unsuccessful. We have a limited operating history which makes it difficult to evaluate our performance. You must consider our prospects in light of these risks and the expenses, technical obstacles, difficulties, market penetration rate and delays frequently encountered in connection with the development of new businesses. These factors include uncertainty as to whether we will be able to:

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

Predictive’s success depends on the skills, experience and performance of key members of its management team. Predictive heavily depends on its management team: Carl Schwartz, Predictive’s Chief Executive Officer (“CEO”), and Bob Myers, Predictive’s Chief Financial Officer (“CFO”). Predictive has entered into employment agreements with the CEO and the CFO of the senior management team and may expand the relatively small number of executives in its company. Were Predictive to lose one or more of these key individuals, it would be forced to expend significant time and money in the pursuit of a replacement, which could result in both a delay in the implementation of Predictive’s business plan and the diversion of its limited working capital. Predictive can give no assurance that it can find satisfactory replacements for these key individuals at all, or on terms that are not unduly expensive or burdensome to Predictive.

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

Security breaches, loss of data and other disruptions to Predictive or its third-party service providers could compromise sensitive information related to Predictive’s business or prevent Predictive from accessing critical information and expose it to liability, which could adversely affect Predictive’s business and reputation.

Predictive’s business requires that Predictive collect and store sensitive data including credit card information, and Predictive’s proprietary business and financial information. Predictive faces a number of risks relative to Predictive’s protection of, and Predictive’s service providers’ protection of, this critical information, including loss of access, inappropriate disclosure and inappropriate access, as well as risks associated with Predictive’s ability to identify and audit such events. The secure processing, storage, maintenance and transmission of this critical information are vital to Predictive’s operations and business strategy, and Predictive devotes significant resources to protecting such information. Although Predictive takes measures to protect sensitive information from unauthorized access or disclosure, Predictive’s information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While Predictive has not experienced any such attack or breach, if such event would occur and cause interruptions in Predictive’s operations, Predictive’s networks would be compromised and the information Predictive stores on those networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Unauthorized access, loss or dissemination could disrupt Predictive’s operations, including collecting, processing and preparing company financial information, manage the administrative aspects of Predictive’s business and damage Predictive’s reputation, any of which could adversely affect Predictive’s business. In addition, the interpretation and application of consumer, health-related and data protection laws in the United States are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with Predictive’s practices. Complying with these various laws could cause Predictive to incur substantial costs or require Predictive to change its business practices, systems and compliance procedures in a manner adverse to Predictive’s business.

Costs incurred because Predictive is a public company may affect its profitability.

As a public company, Predictive incurs significant legal, accounting, and other expenses and it is subject to the SEC’s rules and regulations relating to public disclosure that generally involve a substantial expenditure of financial resources.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, requires changes in corporate governance practices of public companies.  Full compliance with such rules and regulations requires significant legal and financial compliance costs and makes some activities more time-consuming and costlier, which may negatively impact its financial results.  To the extent Predictive’s earnings suffer as a result of the financial impact of its SEC reporting or compliance costs, its ability to develop an active trading market for its securities could be harmed.

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

Our authorized capital includes 20 million shares of preferred stock. Of this amount, 18,950 shares have been designated as Series B Convertible Preferred Stock, 1,213,819 shares have been designated as Series C Preferred Stock, 3,500,000 shares have been designated as Series D Convertible Preferred Stock, 350 shares have been designated as Series E convertible stock and the remaining authorized shares are undesignated preferred stock. Our Board of Directors have the power to issue any or all of the shares of undesignated preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board of Directors to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of the company not approved by our Board of Directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

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

Predictive intends to make strategic acquisitions in addition to the Merger. However, Predictive may not be able to identify suitable acquisition opportunities or may be unable to obtain the consent of Predictive’s stockholders and therefore, may not be able to complete such acquisitions. Predictive may pay for acquisitions with its common stock or with convertible securities, which may dilute shareholders’ investment in its common stock or it may decide to pursue acquisitions that investors may not agree with. In connection with potential Predictive’s acquisitions, Predictive may agree to substantial earn-out arrangements. To the extent it defers the payment of the purchase price for any acquisition through a cash earn-out arrangement, it will reduce cash flows in subsequent periods. In addition, acquisitions may expose Predictive to operational challenges and risks, including:

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

Completing acquisitions may require significant management time and financial resources because Predictive may need to assimilate widely dispersed operations with different corporate cultures. In addition, acquired companies may have liabilities that it failed to or were unable to discover in the course of performing due diligence investigations. Predictive cannot assure the shareholders’ that the indemnification granted by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with businesses or properties it assumes upon consummation of an acquisition. Predictive may learn additional information about its acquired businesses that could have a material adverse effect on Predictive, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on its business. Failure to successfully manage the operational challenges and risks associated with, or resulting from, acquisitions could adversely affect Predictive’s results of operations, cash flows and liquidity. Borrowings or issuances of convertible securities associated with these acquisitions may also result in higher levels of indebtedness, which could adversely impact Predictive’s ability to service its debt within the scheduled repayment terms.

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

In accordance with Nasdaq’s Marketplace Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until May 15, 2019, to regain compliance with the Minimum Bid Price Requirement. However, the bid price of the Company’s common stock did not close at or above $1.00 per share for a minimum of 10 consecutive business days, and therefore we did not regain compliance with the Minimum Bid Price Requirement by May 15, 2019. On May 16, 2019, Nasdaq notified the Company that while the Company had not regained compliance with the Minimum Bid Price Requirement, it was eligible for an additional 180-day grace period, or until November 11, 2019, to regain compliance. Nasdaq’s determination was based on the Company having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and on the Company’s written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

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

Predictive’s ability to obtain and/or utilize financing to fund our ongoing operations may be limited by the terms of our certain outstanding Amended and Restated Senior Secured Promissory Notes.

Effective September 28, 2018, Predictive issued one-year convertible promissory notes to each of two institutional investors (the “Investors”) (together, the “Notes”) in the original principal amount of an aggregate $2,297,728. The Notes accrue interest at a rate of 8% per annum (with twelve months of interest guaranteed). The Notes may be prepaid in any amount, provided that any amounts that are repaid from and after January 26, 2019 (including repayment at maturity and mandatory prepayments discussed below) will be subject to a 25% repayment penalty.

Effective February 7, 2019, Predictive entered into a Forbearance Agreement with each of the Investors pursuant to which, among other things, the Investors agreed to forbear on their rights to accelerate the Notes based on an event of default and a claimed event of default. In connection with such forbearance, Predictive issued Amended and Restated Senior Secured Promissory Notes that replaced the Notes and, among other things, increased the aggregate principal amount of our indebtedness to the Investors to $2,642,387.

As long as the Amended and Restated Notes remain outstanding, if Predictive receives cash proceeds from any source other than (i) sales of our products or (ii) the first $2,000,000 of proceeds from securities offering transactions, Predictive is required to inform the Investors of such receipt. Investor will have the right to require that Predictive apply up to 50% of such proceeds to repay outstanding amounts owed under their Note. As a result, proceeds from future securities offering transactions will likely be subject to the Investors’ repayment rights. The aforementioned criteria may negatively impact Predictive’s ability to obtain financing from securities offering transactions until repayment or conversion of the Notes. To the extent we are able to obtain such financing, this arrangement may limit Predictive’s ability to use the proceeds thereof to fund its operations. If we are unable to obtain financing or use the proceeds to fund its operations, Predictive will be forced to limit its business activities, which will have a material adverse effect on Predictive’s results of operations and financial condition.

Predictive may fail to prevent further defaults under the Amended and Restated Notes, which could result in material penalties and acceleration of the Amended and Restated Notes, and the Investors could assert their rights as secured creditors.

Effective February 7, 2019, Predictive entered into a Forbearance Agreement with each of the Investors in connection with (1) the Investors’ claim that Predictive failed to timely comply with the requirements of a registration rights agreement with the Investors and (2) a default resulting from Predictive’s failure to obtain stockholder approval on or before December 31, 2018 for Predictive’s pending Merger with Helomics. Under the Forbearance Agreements and the Amended and Restated Notes, Predictive issued an aggregate of 166,667 shares to the Investors, and a total of $344,659 was added to the principal amount of Predictive’s indebtedness to the Investors, resulting in aggregate principal of $2,642,387. Interest on the Amended and Restated Notes accrued at a default rate of 18% beginning as of November 15, 2018 and continuing through the date of the Default Cure (as defined below).

Under the Forbearance Agreements, if (a) Predictive obtains shareholder approval of the pending merger transaction with Helomics by March 31, 2019, (b) Predictive maintains the effectiveness of its currently effective registration statement on Form S-3 that registers the resale of certain shares that we issued to the Investors as an inducement for their investment, and (c) there are no other defaults under the Amended and Restated Notes and related documents, then the above defaults will be considered cured (the “Default Cure”), the Amended and Restated Notes will not be accelerated and no additional default penalties will be paid. If Predictive fails to satisfy these conditions, the forbearance will terminate, the Amended and Restated Notes will accelerate, and the Investors may assert all of their rights. The Company believes that, as a result of the effectiveness of such registration statement on February 13, 2019 and the stockholder approval of the Merger on March 22, 2019, the Default Cure has been achieved. However, there can be no assurance that there will not be additional defaults under terms of the Amended and Restated Notes. Upon a default, among other things, the Amended and Restated Notes become immediately due and payable, Predictive is required to pay to the holder 135% (plus an additional 5% per each additional event of default) multiplied by the then outstanding balance of the Amended and Restated Notes plus default interest at 18%. Further, the Investors have a security interest in substantially all of Predictive’s assets and those of Helomics. In the event of a default, we may attempt to refinance the payment of the balance of the Amended and Restated Notes and applicable penalties; however, there is no assurance that such refinancing will be available. Therefore, defaults on the Amended and Restated Notes would have a material adverse effect on our financial condition, including the Investors’ rights to seize our assets or those of Helomics in the event we cannot satisfy our obligations under the Amended and Restated Notes.

Risks Related to the Recent Merger with Helomics Holding Corporation (the “Merger”)

On April 4, 2019 (the “Effective Date”), the Company completed the Merger and the Exchange Offer, as described in Note 2 to the Condensed Consolidated Financial Statements included herein, “Subsequent Events”.

Completion of the Merger and the Exchange Offer resulted in the issuance of a large number of our shares and warrants, which significantly diluted and will significantly further dilute the percentage of stock held by existing holders of our common stock.

On the effective date of the pending Merger, we issued 4.0 million shares of our Common Stock and 3.5 million shares of Series D Preferred Stock to holders of Helomics capital stock. This issuance is in addition to the 1.1 million shares of Predictive Common Stock previously issued to Helomics as consideration for Predictive’s prior acquisition of a twenty percent ownership interest in Helomics; these 1.1 million shares remained outstanding and were distributed to holders of Helomics capital stock. Each share of Predictive Series D Preferred Stock is convertible into one share of Predictive Common Stock starting one year after issuance, subject to adjustment. In the Exchange Offer, we issued: (1) approximately 8.6 million additional shares of our Common Stock, (2) approximately 14.2 warrants to purchase our Common Stock at an exercise price of $1.00 per share and (3) 0.6 million warrants to purchase Common Stock at an exercise price of $0.01 per share. Conversion of the Series D Preferred Stock and exercise of such warrants will significantly further dilute the percentage of stock held by existing holders of our common stock.

Costs associated with the Merger are difficult to estimate, may be higher than expected, and may harm the financial results of the combined company.

Both Predictive and Helomics incurred substantial direct transaction costs associated with the Merger, and Predictive will incur additional costs associated with consolidation and integration of operations. If the total costs of the Merger exceed estimates, or the benefits of the Merger do not exceed the total costs of the Merger, Predictive’s consolidated financial results could be adversely affected.

The Merger may result in disruption of Predictive’s existing business, distraction of management and diversion of other resources.

The integration of Predictive’s and Helomics’ operations may divert management time and resources from the main historical businesses of both companies. After the Merger, management will likely be required to spend significant time integrating Predictive’s and Helomics’ operations. This diversion of time and resources could cause the combined business to suffer.

Each of Predictive, Helomics and the combined company incurred substantial transaction-related costs relating to the Merger.

Predictive and Helomics have incurred, and expect to continue to incur, significant non-recurring transaction-related costs associated with completing the Merger and combining the two companies. These fees and costs have been, and will continue to be, substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, severance and benefit costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the operations of Predictive and Helomics, which may be higher than expected and could have a material adverse effect on the combined company’s financial condition and operating results.

Predictive’s ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code and may be subject to further limitation because of prior or future offerings of Predictive’s stock or other transactions.

Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”) contain rules that limit the ability of a company that undergoes an ownership change, which is generally an increase in the ownership percentage of certain stockholders in the stock of a company by more than 50% over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change, as defined by Section 382 of the Code, occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax-exempt rate and the value of the company’s stock immediately before the ownership change. The Merger will result in such an ownership change. As a result, Predictive will not be able to use its pre-Merger losses or credit carryovers or certain built-in losses to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 of the Code, which may result in the expiration of a portion of Predictive’s tax attributes before utilization.

If Predictive is required to write down goodwill and other intangible assets, Predictive’s financial condition and operating results would be negatively affected.

When Predictive acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. For example, when Predictive acquired Helomics, it acquired intangible assets with an estimated value of $3,725,000, and $23,790,290 in goodwill represented the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Predictive tests intangible assets and goodwill for impairment at least annually. Under current accounting standards, if Predictive determines that intangible assets or goodwill are impaired, Predictive will be required to write down these assets. Any write-downs Predictive may be required to record would adversely affect Predictive’s financial condition and operating results.

Predictive will incur significantly increased costs as a result of the completion of the Merger.

In the periods following the completion of the Merger, Predictive’s operating expenses are likely to increase significantly as Helomics continues to develop and grow its business. These increases are most likely to be in the areas of sales and marketing, compensation and research and product development. There also may be increases in legal, accounting, insurance and compliance costs. As a result, the combined company is expected to report operating losses until Helomics can significantly increase its revenues. This may have a material adverse impact on the market price of Predictive common stock following the Merger. Additionally, the integration of the operations of Predictive and Helomics may result in unanticipated costs, which may be higher than expected and could have a material adverse effect on the combined company’s financial condition and operating results.

The combined company will not be able to continue operating without additional financing.

Both Predictive and Helomics have been operating at a loss. In order to continue operating and remain a going concern, the combined company will need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination (e.g., merger, buyout, etc.), and there can be no assurance that it will be successful in such pursuits with terms satisfactory to management and Predictive’s board of directors. In the past, both companies have actively pursued a variety of funding sources including private offerings and have consummated certain transactions in order to address their respective capital requirements. Predictive recently completed a private offering of securities and loaned a portion of the proceeds to Helomics. However, the combined company anticipates the need for additional capital beyond the recent offering and may not be able to acquire such additional funding. Accordingly, if the combined company is unable to generate adequate cash from operations, and if it is unable to find sources of funding, it may be necessary for it to sell one or more lines of business or all or a portion of its assets, enter into a business combination, reduce or eliminate operations, liquidate assets, or seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the combined company’s existing shareholders or that result in its existing shareholders losing all of their investment in the combined company.

Predictive may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on Predictive’s ability to realize the anticipated growth opportunities and synergies from combining Predictive and Helomics. The integration of Predictive and Helomics will be a time consuming and expensive process and may disrupt their operations if it is not completed in a timely and efficient manner. In addition, Predictive may not achieve anticipated synergies or other benefits of the Merger. Following the Merger, Predictive and Helomics must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. The combined company may encounter the following integration difficulties, resulting in costs and delays:

•	failure to successfully manage relationships with customers and other important relationships;
•	failure of customers to continue using the services of the combined company;
•	difficulties in successfully integrating the management teams and employees of Predictive and Helomics;
•	challenges encountered in manager larger operations;
•	losses of key employees;
•	failure to manage the growth and growth strategies of Predictive and Helomics;
•	diversion of the attention of management from other ongoing business concerns;
•	incompatibility of technologies and systems;
•	impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the Merger; and
•	incompatibility of business cultures.

If the combined company’s operations after the Merger do not meet the expectations of existing or prospective customers of Predictive and Helomics, then these customers and prospective customers may cease doing business with the combined company altogether, which would harm its results of operations, financial condition and business prospects. If the management team is not able to develop strategies and implement a business plan that successfully addresses these difficulties, Predictive may not realize the anticipated benefits of the Merger.

Risk Relating to the Acquisition of Helomics

Helomics molecular diagnostics business has limited revenue, and Helomics expects to incur net losses for the foreseeable future and Helomics may never achieve or sustain profitability.

The revenue generated from Helomics’ molecular diagnostics business was $297,465, for the year ended December 31, 2018 and for the same fiscal period, Helomics’ molecular diagnostics business had operating losses of approximately $5.2 million. Although Helomics expects the revenue generated from Helomics’ molecular diagnostics business to grow in the future, there can be no assurance that Helomics will achieve revenue sufficient to offset expenses. Additionally, Helomics is engaged in activities to expand and diversify its revenue base. Helomics expects that a significant portion of Helomics revenue will come from certain service efforts being offered to pharmaceutical, diagnostic and biotech companies as well as academic institutions. Helomics’ business may never achieve or sustain profitability, and Helomics’ failure to achieve and sustain profitability in the future could have a material adverse effect on Helomics’ business, financial condition and results of operations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Loan from CEO

On May 30, 2019 and July 15, 2019 Dr. Schwartz advanced $200,000 and $25,000, respectively, to the Company. The loans earns 8% interest and are due 60 days from July 15, 2019.

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREDICTIVE ONCOLOGY INC.

Date: August 19, 2019	By:	/s/ Carl Schwartz
Carl Schwartz
Chief Executive Officer

Date: August 19, 2019	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

PREDICTIVE ONCOLOGY INC.

Form 10-Q

The quarterly period ended June 30, 2019

Exhibit No.	Description

3.1	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 13, 2019)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 13, 2019)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 19, 2019)

4.1	Third Amended and Restated Common Stock Purchase Warrant issued to Carl Schwartz (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 23, 2019)

10.1	Consulting Agreement by and between the Company and Richard Gabriel (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 8, 2019)

10.2*	Form of Amended and Restated Promissory Note payable to Carl Schwartz

10.3*	Form of Amended and Restated Employment Agreement with Carl Schwartz

10.4	Securities Purchase Agreement between the Company and certain purchasers of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 11, 2019)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

