Form 10-Q
period 2019-09-30
Predictive Oncology Inc.
filed 2019-11-15
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2019, the registrant had 3,887,956 shares of common stock, par value $0.01 per share outstanding, adjusted for a one-for-ten reverse stock split effective for trading purposes on October 29, 2019 as described in Note 1 to the unaudited condensed consolidated financial statements under “Nature of Operations and Continuation of Operations”. In this report all numbers of shares and per share amounts, as appropriate, have been restated to reflect the reverse stock split.

PREDICTIVE ONCOLOGY INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and Cash Equivalents	$98,599	$162,152
Accounts Receivable	372,119	232,602
Notes Receivable (inclusive of $0 and $452,775 in advances to Helomics; net of $787,524 and $0 in allowance for credit losses)	250,000	497,276
Inventories	210,350	241,066
Prepaid Expense and other assets	131,558	318,431
Total Current Assets	1,062,626	1,451,527

Notes Receivable	-	1,112,524
Fixed Assets, net	1,633,750	180,453
Intangibles, net	4,508,433	964,495
Lease Right-of-Use Assets	886,712	-
Goodwill	23,790,290	-
Total Assets	$31,881,811	$3,708,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$3,762,468	$445,689
Notes Payable –Net of Discounts of $499,215 and $1,032,814	4,470,380	1,634,914
Accrued Expenses	1,807,188	1,279,114
Derivative Liability	210,762	272,745
Deferred Revenue	30,638	23,065
Lease Liability – Net of Long-term Portion	500,732	-
Total Current Liabilities	10,782,168	3,655,527

Lease Liability	385,980	-
Total Liabilities	11,168,148	3,655,527

Stockholders’ Equity:
Series E Convertible Preferred Stock, $.01 par value, 350 shares authorized, 257.7 and 0 shares outstanding (Liquidation value $2,577,000)	3	-
Series B Convertible Preferred Stock, $.01 par value, 20,000,000 shares authorized, 79,246 and 79,246 outstanding	792	792
Series D Convertible Preferred Stock, $.01 par value, 20,000,000 shares authorized, 3,500,000 and 0 outstanding	35,000	-
Common Stock, $.01 par value, 100,000,000 shares authorized, 3,149,751 and 1,409,175 outstanding	31,497	14,092
Additional paid-in capital	89,590,908	63,146,533
Accumulated Deficit	(68,944,537)	(63,107,945)

Total Stockholders' Equity	20,713,663	53,472

Total Liabilities and Stockholders' Equity	$31,881,811	$3,708,999

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$522,696	$329,930	$1,064,088	$1,100,108
Cost of goods sold	208,096	83,006	400,202	309,320
Gross margin	314,600	246,924	663,886	790,788
General and administrative expense	2,616,991	762,603	7,425,305	2,708,274
Operations expense	707,414	723,939	2,445,238	1,390,434
Sales and marketing expense	434,955	621,465	1,674,200	1,726,087
Total operating loss	(3,444,760)	(1,861,083)	(10,880,857)	(5,034,007)
Gain on revaluation of cash advances to Helomics	-	-	1,222,244	-
Other income	15,084	-	65,293	-
Other expense	578,836	-	1,967,895	-
Loss on equity method investment	-	645,786	439,637	1,606,294
Gain on revaluation of equity method investment	-	-	6,164,260	-
Net loss	$(4,008,512)	$(2,506,869)	$(5,836,592)	$(6,640,301)
Deemed dividend on Series E Convertible Preferred Stock	125,801	-	146,199	-
Net loss attributable to common shareholders per common shares – basic and diluted	$(4,134,313)	$(2,506,869)	$(5,982,791)	$(6,640,301)

Loss per common share - basic and diluted	$(1.31)	$(1.89)	$(2.32)	$(5.45)

Weighted average shares used in computation - basic and diluted	3,146,609	1,325,261	2,581,014	1,217,829

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Three Months Ended September 30, 2018
	Series B Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-InCapital	Accumulated Deficit	Total
Balance at 6/30/2018	79,246	$792	1,208,945	$12,089	$62,247,373	$(58,898,476)	$3,361,778
E Warrant exercises pursuant to S-3 public offering at $10.00 exercise price per share			5,656	57	56,503		56,560
Re-priced warrant exercise pursuant to 2016 private investment			25,233	252	252,080		252,332
Shares issued pursuant to consultant contracts at $11.80 per share			25,000	250	294,750		295,000
Shares issued in escrow pursuant to a contract with TumorGenesis at $11.70 per share			75,000	750	876,750		877,500
Stock issuable for bridge loan					206,605		206,605
Warrants issued per bridge loan					143,707		143,707
Vesting Expense					339,954		339,954
Net loss						(2,506,869)	(2,506,869)
Balance at 9/30/2018	79,246	$792	1,339,834	$13,398	$64,417,722	$(61,405,345)	$3,026,567

	Three Months Ended September 30, 2019
	Series B Preferred		Series D Preferred		Series E Preferred		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at 6/30/2019	79,246	$792	3,500,000	$35,000	84.3	$1	3,097,476	$30,975	$87,160,845	$(64,936,025)	$22,291,588
Shares issued pursuant to note conversions - bridge loan							26,573	266	99,734		100,000
Shares issued pursuant to bridge loan agreement							23,858	238	119,136		119,374
Warrants issued pursuant to CEO note payable									14,863		14,863
Exercise of warrants							1,844	18	166		184
Issuance of Series E Preferred shares					173.4	2			1,595,278		1,595,280
Expense warrants for note extension									60,100		60,100
Warrants issued pursuant to promissory note									180,640		180,640
Vesting expense									360,146		360,146
Net loss										(4,008,512)	(4,008,512)
Balance at 9/30/2019	79,246	$792	3,500,000	$35,000	257.7	$3	3,149,751	$31,497	$89,590,908	$(68,944,537)	$20,713,663

	Nine Months Ended September 30, 2018
	Series C Preferred		Series B Preferred		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at 12/31/2017	647,819	$6,479	79,246	$792	694,328	$6,943	$57,442,745	$(54,765,045)	$2,691,914
Preferred conversion to common shares pursuant to private placement agreement	(647,819)	(6,479)			58,975	590	5,889		-
Shares issued pursuant to S-3 public offering					290,000	2,900	2,752,187		2,755,087
Investment in Subsidiary pursuant to Helomics 20% acquisition					110,000	1,100	1,041,150		1,042,250
E Warrant exercises pursuant to S-3 public offering at $10.00 exercise price per share					14,539	145	145,251		145,396
Shares issued pursuant to S-3 public offering over-allotment option at $9.497 exercise price per share					21,525	215	204,206	1	204,422
Re-priced warrant exercise pursuant to 2016 private investment					50,467	505	504,160		504,665
Shares issued pursuant to a consultant contract @ 11.80 per share					25,000	250	294,750		295,000
Shares issued in escrow pursuant to a contract with TumorGenesis @ 11.70 per share					75,000	750	876,750		877,500
Stock issuable for bridge loan							206,605		206,605
Warrants issued per bridge loan							143,707		143,707
Vesting Expense							800,322		800,322
Net loss								(6,640,301)	(6,640,301)
Balance at 9/30/2018	-	-	79,246	$792	1,339,834	$13,398	$64,417,722	$(61,405,345)	$3,026,567

	Nine Months Ended September 30, 2019
	Series B Preferred		Series D Preferred		Series E Preferred		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-inCapital	Accumulated Deficit	Total
Balance at 12/31/2018	79,246	$792	-	-	-	-	1,409,175	$14,092	$63,146,533	$(63,107,945)	$53,472
Investment by CEO							7,813	78	49,922		50,000
Shares issued in forbearance agreement							16,667	166	158,183		158,349
Shares issued pursuant to S-3 public offering							286,375	2,864	2,426,844		2,429,708
Shares issued pursuant to note conversions - bridge loan							82,432	824	337,749		338,573
Shares issued pursuant to bridge loan agreement							23,857	239	119,135		119,374
Warrants issued pursuant to CEO note payable									356,471		356,471
Stock issued for Helomics acquisition			3,500,000	35,000			400,000	4,000	5,573,250		5,612,250
Stock issued to extinguish debt as part of Helomics purchase consideration							863,732	8,637	6,454,672		6,463,309
Issuance of warrants as Helomics purchase consideration									6,261,590		6,261,590
Exercise of warrants							59,700	597	5,373		5,970
Issuance of Series E Preferred Shares					257.7	3			2,338,837		2,338,840
Warrants issued pursuant to promissory note									180,640		180,640
Vesting expense									2,004,366		2,004,366
Issuance of noteholders warrants									177,343		177,343
Net loss										(5,836,592)	(5,836,592)
Balance at 9/30/2019	79,246	$792	3,500,000	$35,000	257.7	$3	3,149,751	$31,497	$89,590,908	$(68,944,537)	$20,713,663

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities:
Net loss	$(5,836,592)	$(6,640,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of credit loss on notes receivable	787,524	-
Accrued interest revenue	(34,917)	-
Loss on equity method investment	439,637	1,606,294
Gain on revaluation of equity method investment	(6,164,260)	-
Depreciation and amortization	483,631	105,569
Vesting expense	2,004,366	800,322
Equity instruments issued for management and consulting	-	295,000
Amortization of debt discount	1,621,181	-
Gain on valuation of equity-linked instruments	(84,627)	-
Gain on revaluation of cash advances to Helomics	(1,222,244)	-
Debt extinguishment costs	204,750	-
Loss on fixed asset disposal	293	-
Changes in assets and liabilities:
Accounts receivable	68,252	(101,099)
Inventories	60,638	(13,110)
Prepaid expense and other assets	33,834	70,536
Accounts payable	942,183	268,637
Accrued expenses	751,975	(470,176)
Deferred revenue	7,573	8,643
Net cash used in operating activities:	(5,936,803)	(4,069,685)

Cash flow from investing activities:
Redemption of certificates of deposit	-	244,971
Advance on notes receivable	(975,000)	(124,774)
Cash received from notes receivable	154,418	-
Cash received in Helomics Acquisition	248,102	-
Purchase of fixed assets	(855)	(169,983)
Acquisition of intangibles	(18,419)	(46,398)
Net cash used in investing activities:	(591,754)	(96,184)

Cash flow from financing activities:
Proceeds from debt issuance	2,250,000	-
Repayment of debt	(609,514)	-
Proceeds from exercise of warrants into common stock	5,970	650,062
Proceeds from issuance of Series E convertible preferred stock	2,338,840	-
Issuance of common stock	2,479,708	2,959,509
Net cash provided by financing activities	6,465,004	3,609,571

Net decrease in cash and cash equivalents	(63,553)	(556,298)
Cash at beginning of period	162,152	766,189
Cash at end of period	$98,599	$209,891
Non-cash transactions:
Bridge loan conversion into common stock	$338,573	$-
Forbearance settlement bridge loan	503,009	-
Additional warrants issued pursuant to CEO note payable	47,078	-
Warrants issued pursuant to debt issuance	180,640	-
Consideration given for acquisition of Helomics	26,711,791	1,542,250
Shares issued into escrow for TumorGenesis	-	877,500
Bridge loan receivable	-	1,815,000
Conversion of preferred stock to common stock	-	6,479

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Predictive Oncology Inc., (the “Company”) was originally incorporated on April 23, 2002 in Minnesota as BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. Pursuant to an Agreement and Plan of Merger effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware corporation as the surviving corporation of the merger. On August 31, 2015, the Company completed a successful offering and concurrent uplisting to the NASDAQ Capital Market. On February 1, 2018, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the corporate name from Skyline Medical Inc. to Precision Therapeutics Inc., effective February 1, 2018. Because of this change, the Company’s common stock traded under the ticker symbol “AIPT,” effective February 2, 2018. On June 10, 2019, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the corporate name from Precision Therapeutics Inc. to Predictive Oncology Inc., trading under the new ticker symbol “POAI,” effective June 13, 2019. Skyline Medical (“Skyline”) remains as an incorporated division of Predictive Oncology Inc. On October 28, 2019, the Company completed a one-for-ten reverse stock split that was effective for trading purposes on October 29, 2019. All numbers of shares and per-share amounts in this report have been adjusted to reflect the reverse stock split (“Reverse Split”).

The Company is a healthcare company that provides personalized medicine solution and medical devices in two main areas: (1) precision medicine, which aims to apply artificial intelligence to personalized medicine and drug discovery; and (2) an environmentally safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company also makes ongoing sales of proprietary cleaning fluid and filters to users of its systems.

On April 4, 2019, the Company completed the Helomics Holding Corporation (“Helomics”) acquisition. The Company’s precision medicine services – designed to use artificial intelligence and a comprehensive disease database to improve the effectiveness of cancer therapy – were launched with the Company’s investment in Helomics. Helomics’ precision oncology services are based on its D-CHIP™ diagnostic platform, which combines a database of genomic and drug response profiles from over 149,000 tumors with an artificial intelligence based searchable bioinformatics platform. Once a patient’s tumor is excised and analyzed, the D-CHIP platform compares the tumor profile with its database, and using its extensive drug response data, provides a specific therapeutic roadmap. In addition, the Company’s wholly-owned subsidiary, TumorGenesis Inc., is developing the next generation, patient-derived tumor models for precision cancer therapy and drug development. TumorGenesis Inc., formed during the first quarter of 2018, is presented as part of the unaudited condensed consolidated financial statements (“financial statements”).

The Company has incurred recurring losses from operations and has an accumulated deficit of $68,944,537. The Company does not expect to generate sufficient operating revenue to sustain its operations in the near-term. Year-to-date the Company has incurred negative cash flows from operations. Although the Company has attempted to curtail expenses, there is no guarantee that the Company will be able to reduce these expenses significantly, and expenses may need to be higher to prepare product lines for broader sales in order to generate sustainable revenues. The Company had cash and cash equivalents of $98,599 as of September 30, 2019 and needs to raise significant additional capital to meet its operating needs and pay debt obligations coming due. The Company intends to raise these funds through equity or debt financing that may include public offerings, private placements, alternative offerings, or other means. In the third quarter of 2019, the Company raised $1,562,840 in net proceeds from a private placement of convertible preferred stock and $25,000 in debt financing from the Company’s CEO. The Company also completed a public offering which raised in $2,811,309 net proceeds in October 2019 (see Note 9). In addition, in October 2019, the Company entered into a purchase agreement for an equity line under which it can raise up to $15,000,000 over a three-year period, subject to certain prior conditions. Despite these sources of funding, the Company will need to obtain additional financing in order to fund operations. There is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Interim Financial Statements

The Company has prepared the financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. These interim financial statements reflect all adjustments consisting of normal recurring accruals, which in the opinion of management, are necessary to present fairly the Company’s position, the results of its operations, and its cash flows for the interim periods. These interim financial statements reflect all intercompany eliminations. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto contained in the Annual Report on Form 10-K filed with the SEC on April 1, 2019. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Recent Accounting Developments

The Company has reviewed all recently issued accounting pronouncements and has determined that they are either not applicable or are not expected to have a material impact on its financial statements.

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

Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements during the reporting period. Actual results could materially differ from those estimates.

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

The fair value of the Company’s investment securities was determined based on Level 1 inputs.

Inventories

Inventories are stated at the net realizable value, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	September 30, 2019	December 31, 2018

Finished goods	$62,696	$58,701
Raw materials	86,413	127,003
Work-In-Process	61,241	55,362
Total	$210,350	$241,066

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements		2
Manufacturing tooling	3	-	7
Demo equipment		3
Laboratory equipment		4

The Company’s fixed assets consist of the following:

	September 30, 2019	December 31, 2018
Computers and office equipment	$504,556	$204,903
Leasehold improvements	188,014	140,114
Manufacturing tooling	108,955	108,955
Demo equipment	73,051	85,246
Laboratory equipment	1,401,210	-
Total	2,275,786	539,218
Less: Accumulated depreciation	642,036	358,765
Total Fixed Assets, Net	$1,633,750	$180,453

The large fluctuation in fixed assets is due to the Helomics acquisition. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations expense as incurred.

Depreciation expense was $130,848 and $284,150 in the three and nine-month periods ended September 30, 2019 and was $26,120 and $59,442 for the three and nine-month periods ended September 30, 2018.

Intangible Assets

Finite-lived intangible assets consist of patents and trademarks, licensing fees, developed technology, and customer relationships, and are amortized over their estimated useful life. The tradename is an indefinite-lived intangible asset and is not amortized. Amortization expense was $93,421 and $199,481 in the three and nine-month periods ended September 30, 2019 and was $38,387 and $46,127 in the three and nine-month periods ended September 30, 2018. The Company reviews finite-lived identifiable intangible assets for impairment in accordance with ASC 360 — Property, Plant and Equipment, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which the Company operates.

The large fluctuation in intangible assets during 2019 was due to the Helomics acquisition.

The components of intangible assets were as follows:

	9/30/2019			12/31/2018
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$336,722	$(191,950)	$144,772	$318,304	$(182,559)	$135,745
Licensing Fees	877,500	(92,625)	784,875	877,500	(48,750)	828,750
Developed Technology	2,882,000	(72,048)	2,809,952	-	-	-
Customer Relationships	445,000	(74,166)	370,834	-	-	-
Tradename	398,000	-	398,000	-	-	-
Total	$4,939,222	$(430,789)	$4,508,433	$1,195,804	$(231,309)	$964,495

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2019:

Year ending December 31,	Expense
2019	90,985
2020	363,941
2021	363,941
2022	265,053
2023	215,609
Thereafter	2,810,904
Total	4,110,433

Goodwill

In accordance with ASC - 350, Intangibles – Goodwill and Other, goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets acquired and represents the future economic benefits that the Company expects to achieve as a result of the acquisition. Goodwill is an indefinite-lived asset and is not amortized. Goodwill is not expected to be deductible for tax purposes. To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company first assesses qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared to the carrying amount of goodwill to determine whether goodwill is impaired. The Company did not have goodwill in 2018; therefore, no impairment test was required. Based on qualitative factors as of September 30, 2019, it is more likely than not that goodwill is not impaired. The Company will conduct the 2019 goodwill impairment testing in the fourth quarter of 2019.

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

Under Internal Revenue Code Section 382 certain stock transactions which significantly change ownership could limit amount of net operating carryforwards that may be utilized on an annual basis to offset taxable income in future periods. The Company has not yet performed an analysis of the annual net operating loss carryforwards and limitations that are available to be used against taxable income. Consequently, the limitation, if any, could result in the expiration of the Company’s loss carryforwards before they can be utilized. The Company has not analyzed net operating loss carryforwards under Section 382 to date. As a result of the Helomics acquisition, there may be significant limitation to the net operating loss. The Company intends to complete a Section 382 analysis in early 2020.

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

Segments

The Company has five operating segments: domestic sales, international sales, clinical testing revenue, contract research (“CRO”) revenue, and D-CHIP, formerly known as diagnostic revenue. The revenues earned in the diagnostic, clinical testing and CRO segments are immaterial to the total revenues earned and are currently represented in corporate/other in the table below. The segment revenues and segment net losses for the three and nine-month periods ended September 30, 2019 are described in the table below. There are significant changes in the Company’s assets relating to the Helomics acquisition specifically in the corporate/other segment for intangibles, tangible fixed assets, and goodwill. In 2018, substantially all the Company assets, revenues, and expenses were located or derived from operations in the United States and recorded under the domestic revenue segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019				2019
	Domestic	International	Corporate/Other	Total	Domestic	International	Corporate/Other	Total

Revenue	$455,878	$40,006	$26,812	$522,696	$934,621	$77,051	$52,416	$1,064,088

Segment Loss	$(838,742)	$(92,398)	$(3,077,372)	$(4,008,512)	$(2,697,338)	$(289,492)	$(2,849,762)	$(5,836,592)

	September 30, 2019				December 31, 2018
	Domestic	International	Corporate/Other	Total	Domestic	International	Corporate/Other	Total
Net Assets	$(284,805)	$(10,387)	$21,008,855	$20,713,663	$628,451	$41,377	$(616,356)	$53,472

Risks and Uncertainties

The Company is subject to risks common to companies in the medical device and biopharmaceutical industries, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the Food and Drug Administration (“FDA”), Clinical Laboratory Improvement Amendments (“CLIA”), and other governmental agencies.

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

The fair value of the consideration transferred in the acquisition has five components totaling $26,711,791. The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed and the consideration transferred:

Value of shares to Helomics shareholders (i)	$5,612,250
Value of Helomics notes receivable forgiven (ii)	2,210,381
Value of shares to extinguish debt (iii)	6,463,309
Value of warrants issued (iv)	6,261,591
Gain on revaluation of equity method investment (v)	6,164,260
Fair value of the consideration	$26,711,791

Less assets acquired:
Cash & cash equivalents	248,102
Accounts receivable	207,769
Inventory	17,727
Prepaid expenses	15,321
Fixed assets, net	1,749,080
Intangible assets	3,725,000
Lease right of use assets	780,594

Plus liabilities assumed:
Accounts payable	2,374,596
Note Payable	303,333
Accrued expenses	363,569
Lease Liability – Net of Long-term Portion	422,126
Lease liability	358,468
Total assets acquired and liabilities assumed	(2,921,501)

Goodwill	$23,790,290

(i) Upon the acquisition, all outstanding shares of Helomics stock not already held by the Company were converted into the right to receive a proportionate share of 4,000,000 shares of common stock and 3,500,000 shares of Series D Convertible Preferred Stock of the Company. The fair value of these shares on the date of issuance was $5,612,250; (ii) the Company forgave notes and interest due from Helomics relating to previous cash advances equaling $2,210,381; (iii) the Company eliminated debt owed by Helomics to noteholders by issuing 8,637,323 shares of common stock to the noteholders, the value of the shares was $6,463,309; (iv) the Company issued 14,245,063 warrants in exchange for warrants to purchase 23,741,772 shares of Helomics common stock to the Helomics noteholders agreeing to extinguish or extend their notes. An additional 597,000 warrants were exchanged for warrants held by other parties; the total consideration of all the exchanged warrants was valued by using the Black Scholes method and equaled $6,261,591; and, (v) as the Company’s acquisition of Helomics was a business combination achieved in stages, the initial 25% purchase of Helomics in 2018 was required to be revalued at current fair value on the Acquisition Date. Immediately prior to the Acquisition Date the recorded value of the equity method investment was zero. On the Acquisition Date the Company determined the fair value of the previous equity method investment was $6,164,260 and recorded a gain for the same amount in order to recognize the investment at its fair value. The gain was calculated as the difference between the implied fair value of the Company’s previous equity method investment in Helomics and the recorded book value immediately prior to the acquisition date. The implied fair value was calculated based on the purchase consideration exchanged to acquire the remaining 75% of Helomics and factoring a 10% discount for lack of control.

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

The acquisition costs related to the intangible assets are presented in legal and accounting expenses within general and administrative expenses in the statement of net loss.

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

Pro Forma

The following pro forma information presents the combined results of operations of Predictive Oncology and Helomics as if the acquisition of Helomics had been completed on January 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. The acquisition occurred on April 4, 2019, therefore, there is no difference between the pro-forma and amounts reported herein for the three-month period ended September 30, 2019.

Nine Months Ended September 30, 2019
Revenue	$1,110,148
Net loss attributable to Predictive	$7,249,123

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

NOTE 3 – REVENUE RECOGNITION

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are imposed on the Company’s sales to nonexempt customers. The Company collects the taxes from the customers and remits the entire amounts to the governmental authorities. The Company has elected an accounting policy to exclude sales taxes from revenue and expenses.

Revenue from Product Sales

The Company has medical device revenue consisting primarily of sales of the STREAMWAY System, as well as sales of the proprietary cleaning fluid and filters for use with the STREAMWAY System. This revenue stream is reported within both the domestic and international revenue segments. The Company sells its medical device products directly to hospitals and other medical facilities using employed sales representatives and independent contractors. Purchase orders, which are governed by sales agreements in all cases, state the final terms for unit price, quantity, shipping and payment terms. The unit price is considered the observable stand-alone selling price for the arrangements. The Company sales agreement, Terms and Conditions, is a dually executed contract providing explicit criteria supporting the sale of the STREAMWAY System. The Company considers the combination of a purchase order and acceptance of its Terms and Conditions to be a customer’s contract in all cases.

Product sales for medical devices consist of a single performance obligation that the Company satisfies at a point in time. The Company recognizes product revenue when the following events have occurred: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products. Based on the shipping terms specified in the sales agreements and purchase orders, these criteria are generally met when the products are shipped from the Company’s facilities (“FOB origin,” which is the Company’s standard shipping terms). As a result, the Company determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped. The Company may, at its discretion, negotiate different shipping terms with customers which may affect the timing of revenue recognition. The Company’s standard payment terms for its customers are generally 30 to 60 days after the Company transfers control of the product to its customer. The Company allows returns of defective disposable merchandise if the customer requests a return merchandise authorization from the Company.

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

Revenue from Clinical Testing

The Precision Oncology Insights are clinic diagnostic testing comprised of the Company’s ChemoFx and BioSpeciFx tests. The ChemoFx test determines how a patient’s tumor specimen reacts to a panel of various chemotherapy drugs, while the BioSpeciFx test evaluates the expression of a particular gene related to a patient’s tumor specimen. Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The estimated uncollectible amounts are generally considered implicit price concessions that are a reduction in revenue. Helomics payments terms vary by the agreements reached with insurance carriers and Medicare. The Company’s performance obligations are satisfied at one point in time when test reports are delivered. This revenue stream is reported under the clinical revenue segments (see Note 1).

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

The Company recognizes revenue from these patients when contracts as defined in ASC 606, Revenue from Contracts with Customers are established at the amount of consideration to which it expects to be entitled or when the Company receives substantially all of the consideration subsequent to the performance obligations being satisfied.

CRO Revenue

Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. The Company typically uses an input method that recognizes revenue based on the Company’s efforts to satisfy the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on the basis of the standalone selling price of each distinct good or service in the contract. Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met. Payment terms are net 30 from the invoice date, which is sent to the customer as the Company satisfies the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. This revenue stream is reported under the CRO revenue segment (see Note 1).

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of September 30, 2019, and December 31, 2018, accounts receivable totaled $372,119 and $232,602, respectively.

The Company’s deferred revenues related primarily to maintenance plans and CRO revenue of $30,638 and $23,065 as of September 30, 2019 and December 31, 2018, respectively.

Practical Expedients

The Company has elected the practical expedient not to determine whether contracts with customers contain significant financing components as well as the practical expedient to recognize shipping and handling costs at point of sale.

NOTE 4 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

Series D Preferred Shares

In April 2019, the Company issued 3,500,000 shares of Series D preferred stock to Helomics as part of the acquisition. Each share of Series D preferred stock is subject to automatic conversion, whereby each such share converts automatically on a 10:1 basis into a share of the Company’s common stock upon the earlier of (i) the consummation of any fundamental transaction (e.g., a consolidation or merger, the sale or lease of all or substantially all of the assets of Predictive or the purchase, tender or exchange offer of more than 50% of the outstanding shares of voting stock of Predictive) or (ii) the one-year anniversary of the issuance date, which will be April 4, 2020.

Series E Convertible Preferred Stock

In June through September 2019, the Company entered into a private placement securities purchase agreement with investors for shares of Series E convertible preferred stock for an aggregate purchase price of $1,734,000 and 2,577,000 in the three and nine-month periods ended September 30, 2019, respectively.  During the three and nine-month periods ended September 30, 2019, the Company issued 173.4 and 257.7 preferred shares, respectively. The preferred shares include a contingent beneficial conversion amount of $182,000 and $289,936 for shares issued during the three and nine-month periods ended September 30, 2019, respectively, representing the intrinsic value of the shares at the time of issuance. The Company determined the Series E convertible preferred stock should be classified as permanent equity and the Company is accreting the beneficial conversion feature amount to the earliest redemption date of six months after the initial closing of the Series E convertible preferred stock.  This offering is now closed. As of September 30, 2019, all shares of the Series E convertible preferred stock issued remain outstanding.

Each Preferred Share Holder shall have the right at the Company’s option to be converted into 0.056857% of the issued and outstanding shares of common stock immediately prior to conversion for each share of Series E convertible preferred stock beginning six months after the initial close date of June 13, 2019. On the date that is 12 months after the initial closing date, the Company has the option to convert the preferred shares into common stock upon the same terms and limitations as the above optional conversion.

Net Loss Attributable to common shareholders

The net loss attributable to common shareholders for the three and nine months ended September 30, 2019, reflects increases for net deemed dividends to Series E convertible preferred shareholders provided in connection with various closings totaling $2,577,000 of the private placement of Series E convertible preferred stock. The total beneficial conversion feature (BCF) of the Series E convertible preferred stock issued was $182,000 and $289,936 for the closing of Series E convertible preferred stock for the three and nine months ended September 30, 2019, respectively.

The Series E convertible preferred stock is not currently redeemable because the contingency has not been met as of September 30, 2019, but it is probable that the preferred stock will be redeemable in the future.  The earliest potential redemption based solely on the passage of time is December 13, 2019 and, therefore, the carrying amount of the Series E convertible preferred stock shall be accreted from the commitment date to the redemption price as a deemed dividend.  The accretion of the BCF was $125,801 and $146,199 for the three and nine months ended September 30, 2019, respectively. Since the Company does not have retained earnings, the amortization of the Series E convertible preferred stock discount was recorded as a deemed dividend through additional paid-in capital and net loss attributable to common shareholders in calculating basic and diluted loss per common share (see Note 7).

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

For grants of stock options and warrants issued during the quarter ended September 30, 2019, the Company used 1.39% to 2.03% risk free interest rate, 0% dividend rate, 82.4% volatility and estimated terms of 5 to 10 years. Value computed using these assumptions ranged from $3.368 to $6.527 per share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2017	276,498	$19.95	195,126	$237.40

Issued	109,886	10.13	233,615	10.67
Expired	(19,456)	20.00	(1,071)	1,995.53
Exercised	-	-	(65,006)	10.00

Outstanding at December 31, 2018	366,928	$17.03	362,664	$41.67

Issued	366,120	7.12	1,805,943	9.36
Expired	(19,484)	14.73	(630)	3,258.32
Exercised	-	-	(59,700)	0.10

Outstanding at September 30, 2019	713,564	$11.84	2,108,277	$15.33

Stock-based compensation expense recognized for the three and nine-month periods ended September 30, 2019 was $360,146 and $2,004,366, respectively, and for the three and nine-months periods ended September 30, 2018 was $339,954 and $800,322, respectively. The Company has $310,403 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 16 months.

NOTE 5 – NOTES RECEIVABLE

The Company has a secured promissory note receivable from CytoBioscience for $1,112,524, plus interest paid monthly at the per annum rate of (8%) on the principal amount. Unpaid principal and unpaid accrued interest on the note are due and payable on February 28, 2020. In 2019, CytoBioscience and its parent company, InventaBioTech, paid interest in the first quarter due through April 2019. The Company has not received any payments from CytoBioscience since the first quarter. The Company has evaluated the feasibility of repayment, including direct conversations with the CEO and former CEO of CytoBioscience, and has concluded that recovery of the note is in doubt and that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the receivable. The Company has secured the note with lab equipment originally valued at $1,290,000. The Company believes it will be able to raise $250,000 through the sale of this equipment and has recorded a reserve for the difference. The Company obtained a judgement against CytoBioscience and has proceeded with court proceedings to claim the collateral equipment and to attempt to recover the original balance plus interest due under the note.

NOTE 6 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

Bridge Loan

Effective September 28, 2018, the Company issued convertible secured promissory notes to two private investors in the original principal amount of an aggregate $2,297,727 (the “bridge loan”). The bridge loan was due on September 28, 2019. Effective September 27, 2019, the bridge loan of one investor was paid in full. Also, effective September 27, 2019, the due date of the bridge loan of the other investor was extended to December 31, 2019 in exchange for $120,000 increase in the principal balance and 15,000 shares of the Company’s common stock. In the third quarter, the remaining investor converted $100,000 of the principal balance and received 26,573 shares of the Company’s common stock. The outstanding principal balance of the bridge loan as of September 30, 2019 was $1,878,295.

The bridge loan accrues interest at a rate of 8% per annum. Upon the earlier to occur of an event of default or the filing of certain registration statements, each investor will have the right at any time thereafter to convert all or any part of its bridge loan into shares of the Company’s common stock at a conversion factor that is the lesser of a discounted 20 trading day average price or a set price floor. The number of conversion shares that may be issued is subject to an exchange cap such that the sum of (a) the total number of conversion shares plus (b) the number of inducement shares is limited to an aggregate 267,833 shares.

Promissory Note

Effective September 27, 2019, the Company issued a promissory note with a principal amount of $847,500 in exchange for an investment of $700,000. The note is due on March 27, 2020. Pursuant to a security agreement between the Company and the investor, the Company has granted to the investor a security interest in its assets to secure repayment of the note. As additional consideration for the investment, the Company issued an aggregate 8,858 shares of its common stock to the investor plus warrants to acquire up to 68,237 shares of the Company’s common stock at an exercise price of $6.210 per share. The warrant is exercisable beginning on the sixth month anniversary of the effective date through the fifth-year anniversary thereof. The note accrues interest at a rate of 8% per annum.

Derivative Liability

Management has concluded the bridge loan contains a conversion feature which is an embedded derivative that is required to be bifurcated and separately presented as a liability on the balance sheet. The embedded derivative’s value was determined using discounted stock price for the 20 trading days preceding the balance sheet date, and assuming conversion on that date as management believed it is probable that the bridge loan will be convertible based on management’s expectation that additional financing will be required. The Company recognized an unrealized gain in other expenses on the statements of net loss for the corresponding change in fair value of $84,627 for the nine-month period ended September 30, 2019. The fair value of the derivative liability as of September 30, 2019 was $188,118.

The value of the embedded derivative from the bridge loan as well as the derivative included in the note payable agreements with the Company’s CEO (see Note 9) were based upon level 3 inputs – see the Fair Value Caption in Note 1. The table below discloses all changes in value of those derivative liabilities during the nine-month period ended September 30, 2019.

Derivative Liability Balance at December 31, 2018	Derivative Instrument Issued	Gain Recognized to Revalue Derivative Instrument at Fair Value	Adjustments to Derivative Liability for Warrants Issued	Derivative Liability Balance at September 30, 2019
$272,745	69,722	(84,627)	(47,078)	$210,762

NOTE 7 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Numerator:
Net loss attributable to common shareholders per common share: basic and diluted calculation	$(4,134,313)	$(2,506,869)	$(5,982,791)	$(6,640,301)

Denominator:
Weighted average common shares outstanding-basic	3,146,609	1,325,261	2,581,014	1,217,829
Effect of diluted stock options, warrants and preferred stock (1)	-	-	-	-
Weighted average common shares outstanding-diluted	3,146,609	1,325,261	2,581,014	1,217,829
Loss per common share-basic and diluted	$(1.31)	$(1.89)	$(2.32)	$(5.45)

(1) The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Three and Nine Months Ended September 30
	2019	2018
Options	713,564	344,889
Warrants	2,108,277	331,927
Convertible debt	103,734	504,770
Preferred stock: series B	7,925	7,925
Preferred stock: series D	350,000	-
Preferred stock: series E	461,503	-

NOTE 8 – LEASES

The Company’s corporate offices are located in Eagan, Minnesota. The lease as amended has a three-year term ending January 31, 2021. The Company leases 5,773 square feet at this location, of which 2,945 square feet is used for office space and 2,828 is used for manufacturing.

Skyline Medical Europe’s offices are located in Belgium. The Company leases around 2,000 square feet at this location, 750 of which is used for storage and 1,250 for office space. The lease is effective through June 14, 2027.

Helomics’ offices are located in Pittsburgh, Pennsylvania. The lease, as amended, has a three-year term ending January 31, 2021. The Company leases 17,417 square feet at this location, of which approximately 1,000 square feet are used for office space and 16,417 square feet is used for laboratory operations. The Company expects that this space will be adequate for its current office and laboratory needs.

Lease expense was $184,046 and $367,180 for the three months and nine months ended on September 30, 2019 and $27,807 and $64,986 for the three and nine months ended on September 30, 2018, respectively.

The following table summarizes other information related to the Company’s operating leases:

September 30, 2019
Weighted average remaining lease term – operating leases in years	3.06
Weighted average discount rate – operating leases	8%

The Company’s rent obligation is as follows:

2019	$129,546
2020	519,751
2021	117,722
2022	42,124
2023	42,966
2024 and thereafter	153,278
Total lease payments	1,005,387
Less interest	118,675
Present value of lease liabilities	$886,712

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

On May 21, 2019, the Company issued a third and restated common stock purchase warrant to Dr. Carl Schwartz, the Company’s CEO, for value received in connection with the funding of all or a portion of the purchase price of his second amended and restated promissory note in the principal amount of $1,620,000. The Company has accounted for the liability to issue more warrants as a derivative liability as the exact number of warrants that will be issued was uncertain at the time of the agreement. The Company issued an additional 3,451 warrants to Dr. Schwartz under the agreement in the third quarter, which reduced the value of the derivative liability by $14,863. As of September 30, 2019, the recorded derivative liability related to the agreement was $22,644.

During 2019, Dr. Schwartz advanced $300,000 to the Company. The loan earns 8% interest per annum. The due date of the loan was amended and the loan is now due December 31, 2019. No additional consideration was given for this extension. The loan is not connected to the previous note payable due to Dr. Schwartz.

NOTE 10 – SUBSEQUENT EVENTS

Public Offering

On October 1, 2019, the Company entered into a placement agency agreement for a public offering in which the Company sold 633,554 shares of the Company’s common stock. The offering closed on October 4, 2019. The common stock was sold at a price of $5.00 per share, resulting in gross proceeds to the Company of $3,167,769, before deducting placement agent fees and estimated offering expenses. The net offering proceeds to the Company, after deducting the placement agents’ fees and other estimated offering expenses payable by the Company, were $2,811,309.

In addition, the Company granted warrants to the placement agents to purchase up to 63,355 shares of common stock, equal to 10% of the aggregate number of shares of common stock sold in the offering. The warrants have an exercise price of $6.25.

Reverse Stock Split

On October 28, 2019, the Company completed a one-for-ten reverse stock split that was effective for trading purposes on October 29, 2019. All numbers of shares and per-share amounts in this report have been adjusted to reflect the reverse split.

Equity Line Arrangement

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Predictive Oncology Inc. (“Predictive”) was originally incorporated on April 23, 2002 in Minnesota as BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. Pursuant to an Agreement and Plan of Merger effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware corporation as the surviving corporation of the merger. On August 31, 2015, the Company completed a successful offering and concurrent uplisting to the NASDAQ Capital Market. On February 1, 2018, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the corporate name from Skyline Medical Inc. to Precision Therapeutics Inc., effective February 1, 2018. Because of this change, the Company’s common stock traded under the ticker symbol “AIPT,” effective February 2, 2018. On June 10, 2019, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the corporate name from Precision Therapeutics Inc. to Predictive Oncology Inc., effective June 10, 2019. Because of this change, the Company’s common stock traded under the new ticker symbol “POAI,” effective June 13, 2019. Skyline Medical (“Skyline”) remains as an incorporated division of Predictive Oncology Inc. On October 28, 2019, the Company completed a one-for-ten reverse stock split that was effective for trading purposes on October 29, 2019. All numbers of shares and per-share amounts in this report have been adjusted to reflect the reverse split.

Predictive is a healthcare products and services company that has expanded its business to take advantage of emerging areas of the dynamic healthcare market through sales of its products, through its ownership of Helomics Holding Corporation a pioneering Contract Research Organization (“CRO”) Services company and through pursuit of other strategic relationships to build value. In the STREAMWAY business, the Company manufactures an environmentally-conscious system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care.   Since our inception in 2002, the Company has invested significant resources into product development.  The Company believes that its success depends upon converting the traditional process of collecting and disposing of infectious fluids from the operating rooms of medical facilities to its wall-mounted Fluid Management System (“System”) and use of the Company’s proprietary cleaning solution and bifurcated filter. Predictive’s CRO services business is committed to improving the effectiveness of cancer therapy using the power of artificial intelligence applied to rich data diseases databases. Predictive has identified the CRO market as a burgeoning sector with significant growth potential. Effective April 4, 2019, Predictive completed the merger with Helomics and, as of then, owned 100% of Helomics. The merger resulted in an issuance of equity securities and has increased the Company’s capital needs.

In addition, in 2018, the Company formed a wholly-owned subsidiary, TumorGenesis Inc., to develop the next generation, patient-derived tumor models for precision cancer therapy and drug development.

STREAMWAY products are sold through an experienced direct sales force. The Company had one VP of Sales & Marketing, one VP of International Sales, and two regional sales managers on staff as of September 30, 2019. We had twelve independent distributors in the United States, Canada, and overseas. We incorporated Skyline Medical Europe with an office in Belgium in February 2018 and hired a direct salesperson to cover Germany and France. We have contracted with two General Purchasing Organizations in the United States, Vizient and Intalere, providing customer exposure to more than 10,000 hospitals. The Company has contracted with Alliant Enterprises, LLC, a Service-Disabled Veterans Owned Small Business supplier to the federal government. We have executed contracts with eleven international distributors: Quadromed, a Canadian distributor; MediBridge Sarl, a Swiss distributor; Device Technologies Australia PTY LTD, is an Australian distributor representing us throughout Australia, New Zealand, Fiji and the Pacific Islands; Century Scientific and Equipment Company in Kuwait; Mediurge in Pakistan; Prenit World in India; Sesneber in Saudi Arabia; Winner Scientific in Taiwan; Anifco in Bangladesh; Aras in the United Arab Emirates and Alfaisal Scientific Bureau in Iraq.

Predictive’s subsidiary, TumorGenesis, is pursuing a new, rapid approach to growing tumors in the laboratory, which essentially “fools” the cancer cells into thinking they are still growing inside the patient. TumorGenesis intends to develop next generation, patient-derived, (“PDx”) tumor models for precision cancer therapy and drug development. This approach is designed to provide a much more relevant model of the patient tumor that may be used for testing of drugs for personalized therapy or for the development of new drugs. Predictive has entered into licensing arrangements with three medical technology companies.

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $4,008,512 and $5,836,592 for the three and nine months ended September 30, 2019, and net losses of $2,506,869 and $6,640,301 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, and December 31, 2018, we had an accumulated deficit of $68,944,537 and $63,107,945, respectively. We received approval from the FDA in April 2009 to commence sales and marketing activities of the STREAMWAY System and shipped the first system in 2009. However, there was no significant revenue prior to 2011, primarily due to lack of funds to build and ship the product.

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Plan of Financing; Going Concern Qualification” and “Liquidity and Capital Resources – Terms of Financing Transactions” below.

Our future cash requirements and the adequacy of available funds depend on our ability to sell our products and the availability of future financing to fulfill our business plans. We have committed significant capital and management resources to developing our contract research organization business and other new business areas. In addition, we have increased our expenditures to develop the business of our TumorGenesis subsidiary, to pursue a new rapid approach to growing tumors in the laboratory. It is likely that we will make further investments and advances in other businesses as we develop our CRO business and other business models. With completion of the Helomics merger, we expect our operating cash needs will increase significantly. See “Plan of Financing; Going Concern Qualification” below.

As a company, our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Revenue.

	Three Months Ended September 30				Nine Months Ended September 30
	2019	2018	$ Difference	% Difference	2019	2018	$ Difference	% Difference
Revenue	$522,696	$329,930	$192,766	58%	$1,064,088	$1,100,108	$(36,020)	-3%

There were 33 sales of STREAMWAY units in the nine months ended September 30, 2019, compared to 35 sales of STREAMWAY units in the comparable 2018 period. Helomics revenue is not material, but we anticipate growth specifically as a result of contracts signed in the third quarter of 2019.

Cost of sales. Cost of sales was $208,096 and $400,202 in the three and nine months ended September 30, 2019, respectively, and $83,006 and $309,320 in the three and nine months ended September 30, 2018, respectively. The gross profit margin was approximately 60% and 62% in the three and nine months ended September 30, 2019, compared to 75% and 72% in the prior year. Our margins decreased in the third quarter of 2019 compared to the 2018 period primarily due to Helomics costs surpassing the revenue earned in the current period.

General and Administrative expense. General and administrative expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General & Administrative (G&A) expenses increased by $1,854,388 and $4,717,031 for the three and nine months ended September 30, 2019 compared to the 2018 periods. The increase in the three-month period is primarily due to severance costs incurred in the third quarter of 2019, prepayment charges related to the payment of the bridge loan, as well as increased salaries, taxes and benefits, rent and depreciation and amortization as a result of the combined company. The increase in the nine-month period is primarily due to a combination of increased one-time expenses and initial costs of combining Helomics and the Company. The Company recognized a one-time credit loss on notes receivable from CytoBioscience. Additionally, the Company issued all employees and directors stock options resulting in large vesting expenses. As a result of combining companies, the salaries, taxes and benefits, rent and depreciation and amortization all increased substantially. There were also increases in legal and audit expenditures related to the acquisition.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in the company’s current stage.

Operations expense decreased by $16,525 in the three months and increased by $1,054,804 in the nine months ended September 30, 2019 compared to the comparable periods in 2018. The decrease in the three-month period was primarily due to lower consulting costs partially offset by higher salary costs for the combined company. The increase in the nine-month period consisted higher salaries and employee stock option vesting expenses related to operations employees of the combined company.

Sales and Marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trades shows, product literature and other sales and marketing activities.

Sales and marketing expenses decreased by $186,510 and $51,887 in the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. The decrease in the three-month period resulted primarily from lower salaries and other related costs due to a reduction in Skyline sales personnel during the quarter, as well as lower expenditures for trade shows and public relations. The decrease in the nine-month period resulted primarily from decreased expenses for web development, market research, and public relations partially offset by higher salary and benefits costs due to increased sales staff during the first half of the year.

Impact of minority investment on net loss. The Company’s net loss for the nine-month period ended September 30, 2019 is $5,836,592 including a loss on equity method investment of $439,637 representing a portion of Helomics’ net loss from continuing operations of $1,555,542 and resulted from the Company’s ownership of 25% of Helomics’ capital stock during the period prior to April 4, 2019; offset by the gain of $6,164,260 on revaluation of the initial acquisition of Helomics. Commencing with the Merger effective April 4, 2019, the Company owns 100% of the Helomics business, which is included in the Company’s consolidated financial statements.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $5,936,803 for the nine months ended September 30, 2019 compared with net cash used of $4,069,685 for the 2018 period. Cash used in operating activities increased in the 2019 period primarily because of the increase in total operating expenses, which was partially offset by increased accounts payables due to extending payments to vendors and increased accrued expenses.

Cash flows used in investing activities were $591,754 for the nine months ended September 30, 2019 as compared to $96,184 of cash flows used for the nine months ended September 30, 2018.  Cash used was for cash advances made to Helomics prior to the acquisition but was partially offset by cash received from Helomics on the Acquisition Date.

Net cash provided by financing activities was $6,465,004 for the nine months ended September 30, 2019 compared to net cash provided of $3,609,571 for the nine months ended September 30, 2018. The cash provided were proceeds from debt issuance due to the loan we received from the CEO, proceeds of public offerings of units that were completed in the period, and proceeds from the issuance of preferred stock due to a private placement.

Capital Resources

Our cash and cash equivalents balance as of September 30, 2019 and December 31, 2018 was $98,599 and $162,152, respectively.

During the three months ended September 30, 2019, the Company raised $1,595,280 in net proceeds in equity from a private placement of preferred stock, $700,000 in proceeds of debt financing, and $25,000 in debt financing from the Company CEO. Subsequent to September 30, 2019, the Company raised $2,811,309 in net proceeds from a public offering of its common stock.

In the first nine months of 2019, we recognized $1,064,088 in revenues.

Plan of Financing; Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was $68,944,537 as of September 30, 2019. We have not achieved profitability and anticipate that we will continue to incur net losses at least through the second quarter of 2020. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, public offerings, and loan agreements.

During 2019, the Company raised capital through a variety of sources. In February 2019, the Company received an additional loan and investment equaling $1,300,000 from the Company’s CEO. On March 1, 2019 the Company closed on a public offering receiving $1,111,880 in net proceeds. On March 29, 2019 the Company closed on a public offering receiving $1,053,360 in net proceeds. In June through September 2019 we raised $2,338,840 in net proceeds from a private placement of convertible preferred stock. In September 2019, we received $700,000 in proceeds of debt financing from a private investor. Subsequent to September 30, 2019, the company raised $2,811,309 in net proceeds from a public offering of its common stock.

We had revenues of $1,064,088 in the nine-month period ended September 30, 2019, but negative operating cash flows of $5,936,803. Our cash balance was $98,599 as of September 30, 2019, and our accounts payable and accrued expenses were an aggregate $5,569,656. Additionally, outstanding debt agreements are all due within one year. This includes secured convertible notes with remaining principal balances of $1,878,295 due in December 2019 and $847,500 due in March 2020. Repayment of these notes will include interest at 8% per annum. An additional $1,920,000 in principal amount of promissory notes payable to our CEO are due in February 2020.

We have committed significant capital and management resources to develop our CRO business and other new business areas, and intend to continue to devote significant resources to the Helomics business and other new businesses in this market. To fund this, we have significantly decreased our salary and benefits expenses, particularly in our Skyline Medical business unit, through reductions in personnel and other measures. We continue to focus on reducing expenses. Our businesses will need to generate significantly more revenue for the Company to sufficiently fund its operations without external financing. There is no assurance that we will be successful in raising sufficient capital. The terms of any such financing will be dilutive to our stockholders. We may also acquire technologies or companies by issuing stock or other equity securities in addition to payment of cash, which may have the result of diluting the investment of our stockholders.

We will attempt to raise these funds through equity or debt financing. In October 2019, the Company entered into a purchase agreement for an equity line under which it can raise up to $15,000,000, subject to certain prior conditions. The Company will also attempt to raise funds from other sources that may include public offerings, private placements, alternative offerings or other means. If we are successful in securing adequate funding, we plan to make significant capital or equipment investments, and we will also continue to make human resource additions in Helomics over the next 12 months. If such financing or adequate funds from operations are not available, we will be forced to limit our business activities, which will have a material adverse effect on our results of operations and financial condition.

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

Terms of Financing Transactions

In the second quarter of 2019, Dr. Schwartz advanced the Company an additional $275,000 in two separate tranches. In July 2019 Dr, Schwartz advanced an additional $25,000 to the Company. All three advances are consolidated, earning 8% interest per annum, and are due December 31, 2019.

On June 13, 2019, the Company initiated a Series E convertible preferred stock private placement. The Company authorized 350 shares of Series E convertible preferred stock with each share having a liquidation value of $10,000. Upon liquidation, dissolution or winding up of the Company, the preferred shares shall rank senior to the Series B preferred stock, Series D preferred stock and common stock. There are no dividend rights, and therefore no dividends will accrue on the preferred shares. The Company has sold 257.7 shares of Series E convertible preferred stock for an aggregate purchase price of $2,577,000 and does not intend to sell any additional shares.

Each holder of Series E preferred stock will have the right to convert each preferred share into 0.056857% of the Company’s issued and outstanding shares of common stock immediately prior to conversion, beginning six months after the initial closing date of June 13, 2019. On the date that is twelve months after the initial closing date, the Company has the option to convert the preferred shares into common stock upon the same terms and limitations as the above optional conversion. The Company may redeem the preferred stock on 10 days’ notice at 130% of the face value. Prior to redemption, the holders may convert their shares upon the same terms as the optional conversion.

In the event of a change of control of the Company (meaning an acquisition of 30% or more of the Company’s issued common shares by a single party/parties acting in concert) before the first anniversary of the final closing, the Company may compel holders to exercise the conversion rights of the Series E preferred shares at a time of the Company’s choosing, upon the same terms as the optional conversion.

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility line. The investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 shares for entering into the Purchase Agreement. Under the Purchase Agreement, the investor will not be obligated to purchase shares unless and until certain conditions are met, including a registration statement on Form S-1 being effective which registers the investor’s resale of any shares to be purchased by it under the equity line and the commitment shares. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock.

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

Product sales for medical devices consist of a single performance obligation that the Company satisfies at a point in time. The Company recognizes product revenue when the following events have occurred: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products. Based on the shipping terms specified in the sales agreements and purchase orders, these criteria are generally met when the products are shipped from the Company’s facilities (“FOB origin,” which is the Company’s standard shipping terms). As a result, the Company determined that the customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped. The Company may, at its discretion, negotiate different shipping terms with customers which may affect the timing of revenue recognition. The Company’s standard payment terms for its customers are generally 30 to 60 days after the Company transfers control of the product to its customer. The Company allows returns of defective disposable merchandise if the customer requests a return merchandise authorization from the Company.

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

The Company’s performance obligations are satisfied at one point in time when test reports are delivered. The Company also provides services to patients with whom the Company does not have contracts as defined in ASC 606. The Company recognizes revenue for these patients when contracts as defined in ASC 606 are established at the amount of consideration to which it expects to be entitled or when the Company receives substantially all of the consideration subsequent to the performance obligations being satisfied. This revenue stream is reported under the clinical revenue segments (see Note 1).

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

We record receivables when we have an unconditional right to receive consideration after the performance obligations are satisfied. As of September 30, 2019, and December 31, 2018, accounts receivable totaled $372,119 and $232,602, respectively.

See “Note 3 – Revenue Recognition,” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion.

Stock-Based Compensation. Under ASC 718 stock-based employee compensation cost is recognized using the fair value-based method. ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees and directors will retain vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements and the risk-free interest rate.

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

When an option or warrant is granted in place of cash compensation for services, we deem the value of the service rendered to be the value of the option or warrant. In most cases, however, an option or warrant is granted in addition to other forms of compensation and its separate value is difficult to determine without utilizing an option pricing model. For that reason we also use the Black-Scholes option-pricing model to value options and warrants granted to non-employees, which requires the input of significant assumptions including an estimate of the average period that investors or consultants will retain vested stock options and warrants before exercising them, the estimated volatility of our common stock price over the expected term, the number of options and warrants that will ultimately be forfeited before completing vesting requirements and the risk-free interest rate.  Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense.

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

Goodwill. In accordance with ASC - 350, Intangibles – Goodwill and Other, goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets acquired and represents the future economic benefits that the Company expects to achieve as a result of the acquisition. Purchased goodwill is not expected to be deductible for tax purposes and is not amortized over its indefinite useful life. To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company may first assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value, and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared to the carrying amount of goodwill to determine whether goodwill is impaired. The Company did not have goodwill in 2018 therefore, no impairment test was required. Based on qualitative factors as of September 30, 2019, it is more likely than not that goodwill is not impaired. The Company will conduct the 2019 goodwill impairment testing in the fourth quarter of 2019.

Recent Accounting Developments

See Note 1 - “Summary of Significant Accounting Policies” to the unaudited, Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of recent accounting developments.

Information Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties related to the Company, many of which are beyond the Company’s control. The Company’s actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

•	The Company will not be able to continue operating without additional financing;
•	Current negative operating cash flows;
•	The terms of any further financing, which may be highly dilutive and may include onerous terms;
•	Risks related to the recent Merger with Helomics; possible failure to realize anticipated benefits of the Merger; costs associated with the Merger may be higher than expected; the Merger may result in the disruption of the Company’s and Helomics’ existing businesses; and distraction of management and diversion of resources; delay in completion of the merger may significantly reduce the expected benefits;

•	Risks related to our partnerships with other companies, including the need to negotiate the definitive agreements; possible failure to realize anticipated benefits of these partnerships; and costs of providing funding to our partner companies, which may never be repaid or provide anticipated returns;
•	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;
•	The impact of competition, the obtaining and maintenance of any necessary regulatory clearances applicable to applications of the Company’s technology;
•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;
•	Risk that we never become profitable if our product is not accepted by potential customers;
•	Possible impact of government regulation and scrutiny;
•	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;
•	Adverse results of any legal proceedings;
•	The volatility of our operating results and financial condition, and,
•	Other specific risks that may be alluded to in this report.

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

Based on their evaluation as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2019 for the reasons described below:

Management has determined that the Company has not maintained adequate accounting resources with a sufficient understanding of accounting principles generally accepted in the United States of America (“U.S. GAAP”) to allow the Company to properly identify and account for new complex transactions. Management has determined that this represents a material weakness in the Company’s internal control over financial reporting.

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

Material Weakness Remediation Activities

To remediate the material weakness in our internal control over financial reporting described above, we have reevaluated our overall staffing levels within the accounting department, and have hired additional resources with qualifications that include a high level of experience with complex technical accounting transactions and application of U.S. GAAP. The Company has also engaged an external accounting firm to assist with the assessment of new complex transactions. We also plan to re-evaluate the trainings and ongoing professional education that is provided to, and required of, our accounting personnel. Once these processes have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated and our internal controls over financial reporting are effective, we will consider this material weakness fully addressed.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will require additional financing to finance operating expenses and fulfill our business plan. Such financing will be dilutive. Our current financing includes secured notes that are due in December 2019. Our independent public accounting firm has indicated in their audit opinion, contained in our financial statements, that they have serious doubts about our ability to remain a going concern.

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the remainder of fiscal 2019. We had revenues of $1,411,655 in 2018, but we had negative operating cash flows of $5,287,956. We had revenues of $1,064,088 in the first nine months of 2019, but we had negative operating cash flows of $5,936,803. The Company had cash and cash equivalents of $98,599 as of September 30, 2019 and we need to raise significant additional capital to meet its operating needs, pay debt obligations coming due, and meet the continued operating needs of Helomics.

The Company has secured convertible notes with remaining principal balances of $1,878,295 due in December 2019 and $847,500 due in March 2020. Repayment of these notes will include interest at 8% per annum. An additional $1,920,000 in principal amount of promissory notes are due in February 2020. As of September 30, 2019, the Company had debt totaling $4,969,595. Our accounts payable and accrued expenses as of September 30, 2019 were an aggregate $5,569,656.

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

We will require additional funding to finance operating expenses and to invest in our sales organization and new product development and to compete in the international marketplace, as well as to develop the Helomics business and other aspects of our CRO business. We will attempt to raise these funds through equity or debt financing that may include public offerings, private placements, alternative offerings or other means. In October the Company entered into a purchase agreement for an equity line under which it can raise up to $15,000,000, subject to certain prior conditions. The Company will also attempt to raise funds from other sources that may include public offerings, private placements, alternative offerings, or other means.

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

We have committed significant capital and management resources to developing our CRO business and other new business areas, and we intend to continue to devote significant capital and management resources to new businesses. In addition, in August 2017, we entered into a merger agreement with CytoBioscience, which was subsequently terminated in November 2017. From July 2017 through November 2017, we advanced $1,070,000 to CytoBioscience in the form of secured notes, which are still outstanding. The Company has not received any payments from CytoBioscience since the first quarter of 2019. The Company has obtained a judgment against CytoBioscience and has proceeded with court proceedings to claim the collateral equipment and to attempt to recover the original balance plus interest due under the note. Management has concluded that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the receivable, and the Company has reserved all but $250,000 of the note. It is possible that we will make further investments and advances in other businesses as we develop our CRO business and other business models. There can be no assurance that any of the outstanding balances of our existing promissory notes or future advances will be repaid. Therefore, we could invest significant capital in other business enterprises with no certainty when or whether we will realize a return on these investments. Investments in cash will deplete our capital resources, meaning that we will be required to raise significant amounts of new capital. There is no assurance that we will be successful in raising sufficient capital, and the terms of any such financing will be dilutive to our stockholders. We may also acquire technologies or companies by issuing stock or other equity securities rather than or in addition to payment of cash, which may have the result of diluting the investment of our stockholders. Further, the energy and resources of our officers and personnel are being substantially diverted to new lines of business, which are unproven. If these businesses are unsuccessful or require too great of a financial investment to be profitable, our business may fail.

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

The Company’s certificate of incorporation, as amended, provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

The Company’s certificate of incorporation, as amended, provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer of the corporation to the corporation or the corporation’s stockholders, (iii) any action asserting a claim against the corporation arising pursuant to any provision of the General Corporation Law or the corporation’s Certificate of Incorporation or Bylaws, or (iv) any action asserting a claim against the corporation governed by the internal affairs doctrine. This choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

If a court were to find the choice of forum provision contained in our certificate of incorporation, as amended, to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to the Company’s management.

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

Predictive may fail to prevent further defaults under the Amended and Restated Notes, which could result in material penalties and acceleration of the Amended and Restated Notes, and the Investor could assert its rights as a secured creditor.

Effective February 7, 2019, Predictive entered into a Forbearance Agreement with the Investor in connection with (1) the Investor claims that Predictive failed to timely comply with the requirements of a registration rights agreement with the Investor and (2) a default resulting from Predictive’s failure to obtain stockholder approval on or before December 31, 2018 for Predictive’s then-pending Merger with Helomics. Under the Forbearance Agreement, Predictive issued an aggregate of 11,667 shares to the Investor, and a total of $242,386 was added to the principal amount of Predictive’s indebtedness to the Investor. Interest on the Amended and Restated Note accrued at a default rate of 18% beginning as of November 15, 2018 and continuing through the date of the Default Cure (as defined below).

Under the Forbearance Agreement, if (a) Predictive obtained shareholder approval of the then-pending merger with Helomics by March 31, 2019, (b) Predictive maintains the effectiveness of its currently effective registration statement on Form S-3 that registers the resale of certain shares that we issued to the Investor as an inducement for its investment, and (c) there are no other defaults under the Amended and Restated Note and related documents, then the above default will be considered cured (the “Default Cure”), the Amended and Restated Notes would not be accelerated and no additional default penalties would be paid. If Predictive failed to satisfy these conditions, the forbearance would terminate, the Amended and Restated Notes would have accelerated, and the Investor may have asserted all of its rights. The Company believes that, as a result of the effectiveness of such registration statement on February 13, 2019 and the stockholder approval of the Merger on March 22, 2019, the Default Cure has been achieved. However, there can be no assurance that there will not be additional defaults under terms of the Amended and Restated Note. Upon a default, among other things, the Amended and Restated Note becomes immediately due and payable, Predictive is required to pay to the holder 135% (plus an additional 5% per each additional event of default) multiplied by the then outstanding balance of the Amended and Restated Note plus default interest at 18%. Further, the Investor has a security interest in substantially all of Predictive’s assets and those of Helomics. In the event of a default, we may attempt to refinance the payment of the balance of the Amended and Restated Note and applicable penalties; however, there is no assurance that such refinancing will be available. Therefore, defaults on the Amended and Restated Note would have a material adverse effect on our financial condition, including the Investor’s rights to seize our assets or those of Helomics in the event we cannot satisfy our obligations under the Amended and Restated Note.

Predictive’s ability to obtain and/or utilize financing to fund our ongoing operations may be limited by the terms of certain outstanding Promissory Notes.

On September 27, 2019, the Company entered into an amendment to the L2 Note. Under the amendment, the maturity date of the L2 Note was extended from September 28, 2019 to December 31, 2019. In exchange for such extension, the outstanding principal amount of the L2 Note was increased by $120,000, such that, as of the effective date of the amendment, the outstanding principal amount owed under the L2 Note is $1,789,104. Under the amendment, through October 15, 2019, L2 waived its rights under the L2 Note to have the L2 Note repaid from the proceeds of any financing consummated by the Company. In exchange for such waiver, the Company issued 15,000 shares of common stock to the holder.

After October 15, 2019, if Predictive receives cash proceeds from any source other than (i) sales of our products or (ii) the first $2,000,000 of proceeds from securities offering transactions, Predictive is required to inform L2 of such receipt. L2 will have the right to require that Predictive apply up to 50% of such proceeds to repay outstanding amounts owed under the L2 Note. As a result, proceeds from future securities offering transactions will likely be subject to L2’s repayment right. The aforementioned criteria may negatively impact Predictive’s ability to obtain financing from securities offering transactions until repayment or conversion of the L2 Note. To the extent we are able to obtain such financing, this arrangement may limit Predictive’s ability to use the proceeds thereof to fund its operations. If we are unable to obtain financing or use the proceeds to fund its operations, Predictive will be forced to limit its business activities, which will have a material adverse effect on Predictive’s results of operations and financial condition.

Risks Related to the Merger with Helomics Holding Corporation (the “Merger”) completed on April 4, 2019

Completion of the Merger and the Exchange Offer resulted in the issuance of a large number of our shares and warrants, which significantly diluted and will significantly further dilute the percentage of stock held by existing holders of our common stock.

On the effective date of the Merger, we issued 400,000 shares of our common stock and 3,500,000 shares of Series D Preferred Stock to holders of Helomics capital stock. This issuance is in addition to the 110,000 shares of Predictive common stock previously issued to Helomics as consideration for Predictive’s prior acquisition of a twenty percent ownership interest in Helomics; these 110,000 shares remained outstanding and were distributed to holders of Helomics capital stock. Each share of Predictive Series D Preferred Stock is convertible on a 10:1 basis of Predictive common stock starting one year after issuance, subject to adjustment. In connection with the Merger, Predictive offered the following offer (the “Exchange Offer”) to holders of certain promissory notes of Helomics that were issued to investors (the “Helomics Notes Payable”) and accompanying warrants to purchase Helomics common stock (the “Helomics Warrants”): the exchange of (a) one share of our common stock for each $1.00 of principal and accrued and unpaid interest outstanding of the tendered Helomics Notes Payable held by each holder as of the effective time of the Merger, and (b) a warrant to purchase shares of our common stock at an exercise price of $1.00 per share (a “Predictive Warrant”) for each of the Helomics Warrants held by such holders, at a ratio of 0.6 Predictive Warrants for each 1.0 Helomics Warrant. Ultimately, we issued such holders: (1) 863,732 additional shares of our common stock, (2) 1,424,506 warrants to purchase our Common Stock at an exercise price of $10.00 per share and (3) 59,700 warrants to purchase common stock at an exercise price of $0.10 per share. Conversion of the Series D Preferred Stock and exercise of such warrants will significantly further dilute the percentage of stock held by existing holders of our common stock.

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

The revenue generated from Helomics’ molecular diagnostics business was $297,465, for the year ended December 31, 2018 and for the same fiscal period, Helomics’ molecular diagnostics business had operating losses of $5.2 million. Although Helomics expects the revenue generated from Helomics’ molecular diagnostics business to grow in the future, there can be no assurance that Helomics will achieve revenue sufficient to offset expenses. Additionally, Helomics is engaged in activities to expand and diversify its revenue base. Helomics expects that a significant portion of Helomics revenue will come from certain service efforts being offered to pharmaceutical, diagnostic and biotech companies as well as academic institutions. Helomics’ business may never achieve or sustain profitability, and Helomics’ failure to achieve and sustain profitability in the future could have a material adverse effect on Helomics’ business, financial condition and results of operations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 13, 2019, the Company initiated a Series E convertible preferred stock (“Series E Stock”) private placement. The Company has sold 257.7 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $2,577,000 and does not intend to sell any additional shares. Each holder of Series E Stock shall have the right to convert each share of Series E Stock into 0.056857% of the issued and outstanding shares of common stock immediately prior to conversion (rounded down to the nearest whole share) for each share of Series E Convertible Preferred Stock, beginning six months after the initial closing date of June 13, 2019. On the date that is 12 months after the initial closing date, the Company has the option to convert the shares of Series E Stock into common stock upon the same terms and limitations as the above optional conversion. The Series E Stock was subject to certain limitations required under the NASDAQ Marketplace Rules; however, these limitations are no longer in effect for purposes of conversion, because the Company’s stockholders approved the removal of these limitations on October 23, 2019.

On September 27, 2019, the Company issued a promissory note to an investor in the original principal amount of $847,500 in exchange for an investment of $700,000. As additional consideration for the investment, the Company issued an aggregate 8,857 shares of its common stock to the Investor plus a warrant to acquire up to 68,237 shares of the Company’s common stock at an exercise price of $6.21 per share.

On September 27, 2019, the Company entered into an amendment to a secured note originally dated September 28, 2018 issued to L2 Capital, LLC, under which the maturity date of the note was extended. In connection with the amendment, the Company issued 15,000 shares of common stock to the holder.

None of the securities described above were registered under the Securities Act of 1933, as amended at the time of sale, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For these issuances, the Company relied on the exemption from federal registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of such securities has not and will not involve a public offering.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREDICTIVE ONCOLOGY INC.

Date: November 15, 2019	By:	/s/ Carl Schwartz
Carl Schwartz
Chief Executive Officer

Date: November 15, 2019	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

1.1	Placement Agency Agreement with Dawson James Securities, Inc. and Paulson Investment Company, LLC dated October 1, 2019 (1) Exhibit 1.1

3.1	Certificate of Amendment to Certificate of Incorporation to effect reverse stock split, filed with the Delaware Secretary of State on October 25, 2019 (2) Exhibit 3.1

4.1	Common Stock Purchase Warrant issued to Oasis Capital, LLC dated September 27, 2019 (3) Exhibit 4.1

4.2	Form of Common Stock Purchase Warrant dated October 1, 2019 (1) Exhibit 4.2

10.1	Form of Securities Purchase Agreement for purchase of Series E. Convertible Preferred Stock (4) Exhibit 10.1

10.2	Securities Purchase Agreement by and between registrant and Oasis Capital, LLC dated September 27, 2019 (3) Exhibit 10.2

10.3	Senior Secured Promissory Notes issued to Oasis Capital, LLC dated September 27, 2019 (3) Exhibit 10.3

10.4	Security Agreement by and between registrant and Oasis Capital, LLC dated September 27, 2019 (3) Exhibit 10.4

10.5	Amendment #1 to the Amended and restated Senior Secured Promissory Note Originally Issued on September 28, 2018 by and between registrant and L2 Capital, LLC, dated September 27, 2019 (3) Exhibit 10.5

10.6	Equity Purchase Agreement by and between the Company and Oasis Capital, LLC dated October 24, 2019 (5) Exhibit 10.6

10.7	Registration Rights Agreement by and between the Company and Oasis Capital, LLC dated October 24, 2019 (5) Exhibit 10.7

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document**
101.SCH*	XBRL Extension Schema Document**
101.CAL*	XBRL Extension Calculation Linkbase Document**
101.DEF*	XBRL Extension Definition Linkbase Document**
101.LAB*	XBRL Extension Labels Linkbase Document**
101.PRE*	XBRL Extension Presentation Linkbase Document**

* Filed herewith

(1)	Filed on October 10, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference

(2)	Filed on October 28, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on September 30, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on July 11, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on October 25, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.