Form 10-Q
period 2020-03-31
Predictive Oncology Inc.
filed 2020-06-08
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

☐ Yes ☒ No

As of June 5, 2020, the registrant had 10,648,195 shares of common stock, par value $0.01 per share outstanding.

PREDICTIVE ONCOLOGY INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,056,243	$150,831
Accounts Receivable	269,777	297,055
Inventories	155,683	190,156
Prepaid Expense and Other Assets	262,470	160,222
Total Current Assets	3,744,173	798,264

Fixed Assets, net	1,377,724	1,507,799
Intangibles, net	3,605,417	3,649,412
Lease Right-of-Use Assets	631,392	729,745
Goodwill	15,690,290	15,690,290
Total Assets	$25,048,996	$22,375,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$3,128,520	$3,155,641
Notes Payable – Net of Discounts of $493,490 and $350,426	3,817,176	4,795,800
Accrued Expenses	2,142,591	2,371,633
Derivative Liability	2,814,798	50,989
Deferred Revenue	44,129	40,384
Lease Liability – Net of Long-term Portion	427,211	459,481
Total Current Liabilities	12,374,425	10,873,928

Notes Payable, net of current portion	2,115,000	-
Lease Liability	204,181	270,264
Total Liabilities	14,693,606	11,144,192

Stockholders’ Equity:
Preferred Stock, 20,000,000 authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 and 79,246 shares outstanding	792	792
Series D Convertible Preferred Stock, $.01 par value, 3,500,000 shares authorized, 3,500,000 and 3,500,000 outstanding	35,000	35,000
Series E Convertible Preferred Stock, $.01 par value, 350 shares authorized, 208 and 258 outstanding	2	3
Common Stock, $.01 par value, 100,000,000 shares authorized, 5,852,718 and 4,056,652 outstanding	58,527	40,567
Additional paid-in capital	97,289,097	93,653,667
Accumulated Deficit	(87,028,028)	(82,498,711)
Total Stockholders' Equity	10,355,390	11,231,318
Total Liabilities and Stockholders' Equity	$25,048,996	$22,375,510

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$294,943	$255,241
Cost of goods sold	92,657	73,717
Gross margin	202,286	181,524
General and administrative expense	2,828,476	1,497,945
Operations expense	548,753	466,566
Sales and marketing expense	264,409	554,216
Total operating loss	(3,439,352)	(2,337,203)
Other income	27,110	53,432
Other expense	(1,117,075)	(569,776)
Loss on equity method investment	-	(439,637)
Net loss	$(4,529,317)	$(3,293,184)

Loss per common share - basic and diluted	$(0.93)	$(2.09)

Weighted average shares used in computation - basic and diluted	4,866,328	1,573,152

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended March 31, 2019
	Series B Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at 12/31/2018	79,246	$792	1,409,175	$14,092	$63,146,533	$(63,107,945)	$53,472
Investment by CEO			7,813	78	49,922		50,000
Shares issued in forbearance agreement			16,667	166	158,184		158,350
Shares issued pursuant to S-3 public offering			286,375	2,864	2,426,845		2,429,709
Shares issued pursuant to note conversions - bridge loan			15,985	160	89,840		90,000
Warrants issued pursuant to CEO note payable					318,058		318,058
Vesting expense					263,600		263,600
Net loss						(3,293,184)	(3,293,184)
Balance at 3/31/2019	79,246	$792	1,736,015	$17,360	$66,452,982	$(66,401,129)	$70,005

	Three Months Ended March 31, 2020
	Series B Preferred		Series D Preferred		Series E Preferred		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at 12/31/2019	79,246	$792	3,500,000	$35,000	258	$3	4,056,652	$40,567	$93,653,667	$(82,498,711)	$11,231,318
Shares issued pursuant to CEO exchange agreement							50,000	500	129,500		130,000
Inducement shares issued pursuant to promissory note extension							30,000	300	40,950		41,250
Issuance of shares and prefunded warrants pursuant to March 2020 private placement							260,000	2,600	455,223		457,823
Inducement shares issued pursuant to 2020 convertible debt and warrants							46,875	468	119,532		120,000
Warrants issued pursuant to 2020 convertible debt									116,951		116,951
Shares issued pursuant to note conversions - bridge loan							170,000	1,700	265,628		267,328
Shares issued pursuant to series E preferred stock conversions					(50)	(1)	141,191	1,412	(1,411)		-
Shares issued pursuant to Equity Line							943,000	9,430	1,860,469		1,869,899
Shares issued to consultant and other							155,000	1,550	360,750		362,300
Vesting expense									287,838		287,838
Net loss										(4,529,317)	(4,529,317)
Balance at 3/31/2020	79,246	$792	3,500,000	$35,000	208	$2	5,852,718	$58,527	$97,289,097	$(87,028,028)	$10,355,390

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities:
Net loss	$(4,529,317)	$(3,293,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity method investment	-	439,637
Depreciation and amortization	206,580	39,526
Vesting expense	287,838	263,600
Common stock issued for management and consulting services	362,300	-
Amortization of debt discount	448,026	468,564
Loss (gain) on valuation of equity-linked instruments and derivative liability	(27,107)	19,408
Debt extinguishment costs	300,000	-
Equity instruments issued in connection with 2020 convertible debt	16,716	-
Changes in assets and liabilities:
Accounts receivable	27,278	59,159
Inventories	34,473	(47,957)
Prepaid expense and other assets	(62,248)	(3,273)
Accounts payable	(27,121)	(13,491)
Accrued expenses	(14,144)	21,494
Deferred revenue	3,745	(2,136)
Net cash used in operating activities:	(2,972,981)	(2,048,653)

Cash flow from investing activities:
Advance on notes receivable	-	(631,316)
Transfer of fixed assets to inventory	-	9,863
Acquisition of intangibles	(32,510)	(3,198)
Net cash used in investing activities:	(32,510)	(624,651)

Cash flow from financing activities:
Extinguishment of convertible debt	-	(93,827)
Proceeds from debt issuance	1,820,000	1,250,000
Repayment of debt	(821,916)	-
Payment penalties	(84,898)	-
Proceeds from issuance of common stock pursuant to equity line	1,869,899	-
Issuance of common stock, A, B and prefunded warrants, net	3,127,818	2,479,709
Net cash provided by financing activities	5,910,903	3,635,882

Net increase in cash and cash equivalents	2,905,412	962,578
Cash at beginning of period	150,831	162,152
Cash at end of period	$3,056,243	$1,124,730
Non-cash transactions:
Bridge loan conversion into common stock	$267,328	$90,000
Shares issued pursuant to CEO exchange agreement	130,000	-
Series E preferred stock conversions	1,412	-
Inducement shares issued pursuant to convertible debt	103,284	-
Inducement shares issued for debt extension	41,250	-
Warrants issued pursuant to debt issuance	116,951	-
Put and conversion derivative from debt issuance	120,921	-
Forbearance settlement bridge loan	-	503,009
Additional warrants issued pursuant to CEO note payable	-	8,665

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Predictive Oncology Inc. (the “Company”) was originally incorporated on April 23, 2002 in Minnesota as BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. Pursuant to an Agreement and Plan of Merger effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly-owned subsidiary, with such Delaware corporation as the surviving corporation of the merger. On August 31, 2015, the Company completed a successful offering and concurrent uplisting to the NASDAQ Capital Market. On February 1, 2018, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the corporate name from Skyline Medical Inc. to Precision Therapeutics Inc., effective February 1, 2018. Because of this change, the Company’s common stock traded under the ticker symbol “AIPT,” effective February 2, 2018. On June 10, 2019, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the corporate name from Precision Therapeutics Inc. to Predictive Oncology Inc., trading under the new ticker symbol “POAI,” effective June 13, 2019. Skyline Medical (“Skyline”) remains as an incorporated division of Predictive Oncology Inc. On October 28, 2019, the Company completed a one-for-ten reverse stock split that was effective for trading purposes on October 29, 2019. All numbers of shares and per-share amounts in this report have been adjusted to reflect the reverse stock split.

The Company is a healthcare company that provides personalized medicine solutions and medical devices in two main areas: (1) precision medicine, which aims to apply artificial intelligence to personalized medicine and drug discovery; and (2) an environmentally-safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company sells proprietary cleaning fluid and filters to users of its systems.

In addition, the Company’s wholly-owned subsidiary, TumorGenesis Inc. (“TumorGenesis”), is developing the next generation, patient-derived tumor models for precision cancer therapy and drug development. TumorGenesis is presented as part of the condensed consolidated financial statements and is included in corporate in the Company’s segment reporting.

During the first quarter of 2018, the Company acquired 25% of the capital stock of Helomics Holding Corporation (“Helomics”). On April 4, 2019, the Company completed a forward triangular merger with Helomics Acquisition Inc., a wholly-owned subsidiary of the Company and Helomics, acquiring the remaining 75% of the capital stock of Helomics.

The Company has incurred recurring losses from operations and has an accumulated deficit of $87,028,028. The Company does not expect to generate sufficient operating revenue to sustain its operations in the near-term. During fiscal year 2019 and the first quarter of 2020, the Company incurred negative cash flows from operations. Although the Company has attempted to curtail expenses, there is no guarantee that the Company will be able to reduce these expenses significantly, and expenses may need to be higher to prepare product lines for broader sales in order to generate sustainable revenues. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The Company had cash and cash equivalents of $3,056,243 as of March 31, 2020 and needs to raise significant additional capital to meet its operating needs and pay debt obligations coming due. Outstanding debt, including accrued interest and penalties, totaled $7,788,706 as of March 31, 2020, all of which is due within six months. Debt is secured by all assets of the Company and its subsidiaries. The Company intends to raise these funds through equity or debt financing that may include public offerings, private placements, alternative offerings, or other means. In October 2019, the Company entered into a purchase agreement for an equity line under which it can raise up to $15,000,000 over a three-year period, subject to market conditions including trading volume and stock price. Given the limitations in place, there is no guarantee that the Company will be able to raise the full amount available under the equity line over the course of the three-year period. In the first quarter of 2020, the Company completed various debt and equity financings and raised net proceeds of $5,910,903, that is net of repayments. Despite these sources of funding, it is not probable the Company will be able to obtain additional financing in order to fund operations. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Coronavirus Outbreak

In March 2020, the World Health Organization declared the recent spread of COVID-19 to be a global pandemic. In response to the crisis, emergency measures have been imposed by governments worldwide, including mandatory social distancing and the shutdown of non-essential businesses. These measures have adversely impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. While it is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting therefrom, our business and operations have been and will likely continue to be materially and adversely affected. For example, our contract manufacturer for the STREAMWAY® System has been forced to change locations, thereby delaying our order fulfillment for parts. We have also reduced on-site staff at several of our facilities, resulting in delayed production, less efficiency, and our sales staff is unable to visit with hospital administrators who are our customers and potential customers. In addition, COVID-19 has impacted the Company’s capital and financial resources, including our overall liquidity position and outlook. For instance, our accounts receivable have slowed while our suppliers continue to ask for pre-delivery deposits. Although we have received a Paycheck Protection Loan pursuant to the CARES Act which will help fund immediate payroll costs, we may not be able to access necessary additional capital given the current condition of the financial markets. Further, there is no assurance that we will be able to obtain forgiveness of this loan. Thus, if COVID-19 continues to spread or the response to contain the virus is unsuccessful, we may continue to experience a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

Interim Financial Statements

The Company has prepared the condensed consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim condensed consolidated financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which in the opinion of management, are necessary to present fairly the Company’s position, the results of its operations, and its cash flows for the interim periods. These interim condensed consolidated financial statements reflect all intercompany eliminations. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto contained in the Annual Report on Form 10-K filed with the SEC on April 1, 2020. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand. The Company had no cash equivalents as of March 31, 2020 and December 31, 2019.

Fair Value Measurements

As outlined in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) – 820, Fair Value Measurement, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting standard ASC 820 establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:

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

The fair value of the Company’s investment securities, which consist of cash and cash equivalents, was determined based on Level 1 inputs. The fair values of the Company’s derivative liabilities were determined based on Level 3 inputs. See Note 6 – Notes Payable – Derivatives.

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements (1)		5
Manufacturing tooling	3	-	7
Demo equipment		3
Laboratory equipment		4

(1)	Leasehold improvements are depreciated over the shorter of the useful life or the remaining lease term.

Upon retirement or sale of fixed assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations expense as incurred.

Intangible Assets

Finite-lived intangible assets consist of patents and trademarks, licensing fees, developed technology, and customer relationships, and are amortized over their estimated useful life. The tradename is an indefinite-lived intangible asset and is not amortized. Accumulated amortization is included in intangibles, net in the accompanying consolidated balance sheets.

The Company reviews finite-lived identifiable intangible assets for impairment in accordance with ASC 360 — Property, Plant and Equipment, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which the Company operates. The Company reviews its other intangible assets in accordance with ASC 350—Intangibles—Goodwill and Other. Under this topic, intangible assets determined to have an indefinite useful life are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. Our impairment testing as of December 31, 2019 resulted in $770,250 of impairment charges to our intangible assets. The Company concluded there was no impairment of its intangible assets as of March 31, 2020.

Goodwill

In accordance with ASC 350 – Intangibles – Goodwill and Other, goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets acquired. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination. Goodwill is an indefinite-lived asset and is not amortized. Goodwill is tested for impairment annually at the reporting unit level or whenever events or circumstances present an indication of impairment.

Goodwill is not expected to be deductible for tax purposes. To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company first has the option to assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgement. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared to the carrying amount of goodwill to determine whether goodwill is impaired. Our annual impairment test as of December 31, 2019 resulted in $8,100,000 of impairment charges related to our goodwill. Consistent with policy, as of March 31, 2020, the Company completed a qualitative review of factors that indicated a possible impairment of goodwill; however, the Company determined that the Company’s overall market capitalization exceeded its carrying value, and the Company’s ability to successfully close a private placement of $1,930,101 net proceeds shortly after quarter-end are each indicators of continued investor interest in the Company as well as possible undervaluation by the market. Based on these qualitative factors, as of March 31, 2020, it is more likely than not that goodwill is not further impaired.

Revenue Recognition

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are imposed on the Company’s sales to nonexempt customers. The Company collects the taxes from the customers and remits the entire amounts to the governmental authorities. The Company has elected an accounting policy to exclude sales taxes from revenue and expenses and to recognize shipping and handling costs at point of sale. The Company has elected a practical expedient and does not recognize financing components for contracts with customers containing customary terms for one year or less.

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

Customers may also purchase a maintenance plan for the medical devices from the Company, which requires the Company to service the STREAMWAY System for a period of one year subsequent to the one-year anniversary date of the original STREAMWAY System invoice. The maintenance plan is considered a separate performance obligation from the product sale, is charged separately from the product sale, and is recognized over time (ratably over the relevant one-year period) as maintenance services are available. A time-elapsed output method is used to measure progress because the Company transfers control evenly by providing a stand-ready service. The Company has determined that this method provides a faithful depiction of the transfer of services to its customers.

All amounts billed to a customer in a sales transaction for medical devices related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been included in revenue. Costs related to such shipping and handling billing are classified as cost of goods sold. This revenue stream is reported under the domestic and international sales segments.

Variable Consideration

The Company records revenue from distributors and direct end customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of those goods or services. The Company’s current product sales contracts do not contain any features that create variability in the amount or timing of revenue to be earned.

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

Revenue from Clinical Testing

The Precision Oncology Insights are clinic diagnostic testing comprised of the Company’s ChemoFx and BioSpeciFx tests. The ChemoFx test determines how a patient’s tumor specimen reacts to a panel of various chemotherapy drugs, while the BioSpeciFx test evaluates the expression of a particular gene related to a patient’s tumor specimen. Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The estimated uncollectible amounts are generally considered implicit price concessions that are a reduction in revenue. Helomics payments terms vary by the agreements reached with insurance carriers and Medicare. The Company’s performance obligations are satisfied at a point in time when test reports are delivered.

For service revenues, the Company estimates the transaction price which is the amount of consideration it expects to be entitled to receive in exchange for providing services based on its historical collection experience using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more or less consideration than it originally estimated for a contract with a patient, it will account for the change as an increase or decrease to the estimate of the transaction price, provided that such adjustment does not result in a significant reversal of cumulative revenue recognized.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of March 31, 2020, and December 31, 2019, accounts receivable totaled $269,777 and $297,055, respectively.

The Company’s deferred revenues related primarily to maintenance plans as of March 31, 2020 and December 31, 2019 were $44,129 and $40,384, respectively.

Valuation and accounting for stock options and warrants

The Company determines the grant date fair value of options and warrants using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility and estimated term.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2020			2019
	Stock Options
Expected dividend yield		0.0%			0.0%
Expected stock price volatility		82.6%			79.8%
Risk-free interest rate	0.70%	-	1.57%	2.41%	-	2.76%
Expected life (years)		10			10
	Warrants
Expected dividend yield		0.0%			0.0%
Expected stock price volatility		82.6%			79.8%
Risk-free interest rate	0.54%	-	0.79%	2.50%	-	2.58%
Expected life (years)	2	-	5.5		5

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

There is no income tax provision in the accompanying condensed consolidated statements of net loss due to the cumulative operating losses that indicate a 100% valuation allowance for the deferred tax assets and state income taxes is appropriate.

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

During 2020 and 2019, the Company believes it experienced an ownership change as defined in Section 382 of the Internal Revenue Code which will limit the ability to utilize the Company’s net operating losses (NOLs). The Company may have experienced additional ownership changes in earlier years further limiting the NOL carry-forwards that may be utilized. The Company has not yet completed a formal Section 382 analysis. The general limitation rules allow the Company to utilize its NOLs subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change.

Tax years subsequent to 2016 remain open to examination by federal and state tax authorities.

Offering Costs

Costs incurred which are direct and incremental to an offering of the Company’s securities are deferred and charged against the proceeds of the offering, unless such costs are deemed to be insignificant in which case they are expensed as incurred.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has a credit risk of $2,744,429 for cash amounts held in a single institution that are in excess of amounts issued by the Federal Deposit Insurance Corporation.

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

Acquisition activities

Proposed Acquisition of Quantitative Medicine

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (the “FASB”). Recently issued ASUs not listed below either were assessed and determined to be not applicable or are currently expected to have no impact on the consolidated financial statements of the Company.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. As a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, these changes become effective for the Company on January 1, 2023. Management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.

NOTE 2 – NOTES RECEIVABLE

The Company has a secured promissory note receivable from CytoBioscience for $1,112,524, plus interest paid monthly at the per annum rate of (8%) on the principal amount. Unpaid principal and unpaid accrued interest on the note were due and payable on February 28, 2020. In 2019, CytoBioscience and its parent company, InventaBioTech, paid interest in the first quarter due through April 2019. The Company has not received any payments from CytoBioscience since the first quarter of 2019. The Company has evaluated the feasibility of repayment and has concluded that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the receivable. During 2019, the Company recorded a loss on this note for the uncollected balance.

On March 2, 2020, the Company signed a term sheet with InventaBioTech to acquire certain assets including, but not limited to, certain intellectual property relating to CRO services and technology, certain equipment useful in such services and technology and all other assets held by its subsidiary Soluble Therapeutics, LLC relating to CRO as well as all intellectual property and other assets held by BioDtech, Inc., a related party to InventaBioTech, in exchange for termination and waiver of all remaining amounts due and payable under the note receivable from CytoBioscience and 125,000 shares of the Company’s common stock. The transaction closed on May 27, 2020. See Note 11 – Subsequent Events.

NOTE 3 – INVENTORIES

Inventory balances are as follows:

	March 31, 2020	December 31, 2019

Finished goods	$61,805	$91,410
Raw materials	60,335	69,821
Work-In-Process	33,543	28,925
Total	$155,683	$190,156

NOTE 4 – FIXED ASSETS

The Company’s fixed assets consist of the following:

	March 31, 2020	December 31, 2019
Computers and office equipment	$508,143	$508,143
Leasehold improvements	188,014	188,014
Manufacturing tooling	1,510,165	1,510,165
Demo equipment	73,051	73,051
Total	2,279,373	2,279,373
Less: Accumulated depreciation	901,649	771,574
Total Fixed Assets, Net	$1,377,724	$1,507,799

Depreciation expense was $130,075 and $21,882 in the three-month periods ended March 31, 2020 and 2019, respectively.

NOTE 5 – INTANGIBLE ASSETS

The components of intangible assets were as follows:

	March 31, 2020			December 31, 2019
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$371,533	$(198,686)	$172,847	$339,023	$(195,286)	$143,737
Developed Technology	2,882,000	(144,097)	2,737,903	2,882,000	(108,075)	2,773,925
Customer Relationships	445,000	(148,333)	296,667	445,000	(111,250)	333,750
Tradename	398,000	-	398,000	398,000	-	398,000
Total	$4,096,533	$(491,116)	$3,605,417	$4,064,023	$(414,611)	$3,649,412

Amortization expense was $76,505 and $17,644 in the three-month periods ended March 31, 2020 and 2019, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2020:

Year ending December 31,	Expense
2020	$231,151
2021	308,201
2022	196,951
2023	159,868
2024	159,868
Thereafter	2,151,378
Total	$3,207,417

NOTE 6 – NOTES PAYABLE

The balances of notes payable were as follows:

	Due Date	March 31, 2020	December 31, 2019
Bridge loan	June 28, 2020	$1,721,776	$1,989,104
Promissory note 2019	June 27, 2020	980,833	680,833
Promissory note 2020 T1	August 5, 2020	490,000	-
Promissory note 2020 T2	September 5, 2020	480,000	-
Short term borrowing	May 26, 2020	-	18,563
Short term borrowing	June 10, 2020	-	147,783
Short term borrowing	June 20, 2020	-	194,943
Short term borrowing	August 12, 2020	196,478	-
Short term borrowing	August 25, 2020	215,526	-
Short term borrowing	September 11, 2020	226,053	-
Dr. Schwartz notes	September 30, 2020	2,115,000	2,115,000
Total Notes Payable, gross		6,425,666	5,146,226
Less: Unamortized discount		493,490	350,426
Total Notes Payable, net		$5,932,176	$4,795,800

Bridge Loan

In September 2018, the Company issued convertible secured promissory notes to two private investors in the original principal amount of an aggregate $2,297,727 (the “bridge loan”) in exchange for cash proceeds of $2,000,000. As additional consideration for the loan, the Company issued an aggregate 65,000 shares of its common stock as inducement shares plus warrants to acquire up to an aggregate 107,178 shares of common stock at an exercise price of $11.55 per share. Pursuant to a security agreement between the Company and the investors, the Company granted to the investors a security interest in its assets to secure repayment of the note. The bridge loan accrues interest at a rate of 8% per annum. In February 2019, the Company entered into a forbearance agreement with the bridge loan investors pursuant to which, among other things, the investors agreed to forbear on their rights to accelerate the bridge loan based on an event of default and a claimed event of default. In connection with such forbearance, an additional $344,659 in principal and an additional 16,667 common shares were issued to the investors. In September 2019, the bridge loan of one investor was paid in full. On March 19, 2020, the Company and the remaining investor agreed to extend the note maturity to June 28, 2020. No payment penalties of were paid in relation to payments on the bridge loan during the three-month period ended March 31, 2020 and $430,444 in payment penalties were accrued but not paid as of March 31, 2020. The outstanding principal balance of the bridge loan as of March 31, 2020 was $1,721,776, with an unamortized discount of $93,374.

Each investor received the right to convert all or any part of its bridge loan into shares of the Company’s common stock at a conversion factor that is the lesser of a discounted 20-day average price or a set price floor. The number of conversion shares that may be issued is subject to an exchange cap such that the sum of (1) the total number of conversion shares plus (2) the number of inducement shares is limited to an aggregate 267,833 shares. As of March 31, 2020, the maximum number of conversion shares have been issued, no additional shares are available to be issued related to this conversion option. During the first three months of 2020 and 2019, the investors converted $267,328 and $90,000, respectively of the principal balance and received 170,000 and 15,985 shares of the Company’s common stock, respectively.

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

During January 2020, the Company entered into an exchange agreement with Dr. Schwartz. Under the exchange agreement, the two outstanding notes were cancelled and in exchange a new promissory note in the amount of $2,115,000 bearing 12% interest per annum and maturing on September 30, 2020 was issued. In addition to the promissory note, Dr. Schwartz received 50,000 shares of the Company’s common stock. All warrants issued under the prior promissory notes were cancelled under the exchange agreement; no rights and obligations remain under the cancelled notes. The Company determined that the exchange agreement had, in substance, occurred at December 31, 2019. As of March 31, 2020, the outstanding principal balance was $2,115,000.

Effective April 21, 2020, the Company and Dr. Schwartz agreed to exchange the total outstanding principal and accrued interest on the note for shares of the Company’s common stock. As a result of the exchange, the principal was classified as non-current as of March 31, 2020. See Note 11 – Subsequent Events for further discussion.

Promissory Note 2019

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

On March 19, 2020, the Company entered into an agreement to extend the due date of its outstanding notes payable from March 27, 2020 and March 31, 2020 to June 27, 2020. The Company increased the principal amount due on the notes payable by $300,000 and issued 30,000 shares of its common stock as consideration for the extension. The change in value resulting from the extension exceeded 10% and as a result the extension was accounted for as an extinguishment under ASC 470, Debt. During the first quarter of 2020, the Company incurred a $300,000 loss on debt extinguishment related to extensions of notes payable.

No payment penalties were paid in relation to payments on this promissory note during the three-month period ended March 31, 2020 and $196,167 in payment penalties were accrued but not paid as of March 31, 2020. As of March 31, 2020, the remaining balance on the promissory note was $980,833 with an unamortized discount of $35,750.

Promissory Note 2020

On February 5, 2020, the Company issued a promissory note with a principal amount of $1,450,000 in exchange for cash proceeds of $1,200,000. Distributions of proceeds under the note were to be made in three tranches. Net proceeds of $400,000 were received for the first, second, and third tranches on February 5, 2020, March 5, 2020, and April 5, 2020, respectively. Pursuant to a security agreement between the Company and the investor, the Company has granted to the investor a security interest in its assets to secure repayment of the note. The note accrues interest at a rate of 8% per annum. Subject to certain limitations, the outstanding principal amount of the note and interest thereon are convertible at the election of the investor into shares of the Company’s common stock at a conversion price equal to $2.589. No payment penalties were paid in relation to payments on this promissory note during the three-month period ended March 31, 2020 and $194,000 in payment penalties were accrued but not paid as of March 31, 2020. As of March 31, 2020, the outstanding balance on the promissory note was $970,000 with an unamortized discount of $364,366. The note contains a conversion feature and a put which were determined to be derivatives and are discussed further below.

As additional consideration, the Company issued to the investor warrants to purchase 94,631 and 92,700 shares of the Company’s common stock at the closing of the first and second tranches, respectively, and will issue additional warrants to purchase 92,700 shares at the distribution of the third tranche. The warrants are exercisable beginning on the sixth month anniversary of the issuance date at an exercise price equal $2.992 per share. The Company also issued 46,875 shares of its common stock to the investor at the closing of the first tranche.

Short Term Borrowings

The Company entered into short-term borrowings with an investor. The maturity date of the notes is six months after the dates of issuance with interest rates of 8% payable at maturity. Repayment of such notes is subject to a premium. During the three-month period ended March 31, 2020, the Company issued short term notes for a total of $1,098,684 for cash proceeds of $1,020,000 and repaid $821,816 of principal using a portion of proceeds from the equity financing facility. Payment penalties of $84,898 were paid in relation to payments on these short-term borrowings during the three-month period ended March 31, 2020 and an additional $160,380 in payment penalties were accrued but not paid as of March 31, 2020. The total amount outstanding under the short-term borrowings as of March 31, 2020 was $638,057.

Derivative Liabilities

Management concluded the September 2018 bridge loan contains a conversion feature which is an embedded derivative that is required to be bifurcated and separately presented as a liability on the consolidated balance sheets. The embedded derivative’s value was determined using the discounted stock price for the 20-trading days preceding the balance sheet date and the assumption of conversion on that date, as management believed it was probable that the notes would be convertible based on management’s expectation that additional financing would be required. During the three months ended March 31, 2020, the maximum number of conversions was reached. The Company recognized an unrealized gain or (loss) in Other Income on the condensed consolidated statements of net loss for the corresponding change in fair value of $50,989 and ($19,408) for the three-month periods ended March 31, 2020 and March 31, 2019, respectively. The fair value of the derivative liability related to the bridge loan was zero as of March 31, 2020 and $50,989 as of December 31, 2019.

On May 21, 2019, the Company issued a common stock purchase warrant to Dr. Schwartz for value received in connection with the First Note. Beginning on February 1, 2019 and the first day of each calendar month thereafter while the First Note and associated warrants remained outstanding, a number of additional shares were added to the warrant. The Company accounted for the liability to issue more warrants as a derivative liability as the exact number of warrants to be issued was uncertain at the time of the agreement. The Company issued 5,753 warrants to Dr. Schwartz under the agreement in 2019. The remaining derivative liability of $22,644 was reduced to zero as of December 31, 2019, due to the exchange agreement in January 2020, which eliminated the issuance of any future warrants and voided all previously issued warrants related to these notes.

Management concluded the Promissory Note 2020 contains a conversion feature and a put each of which is an embedded derivative that are generally require bifurcation. In accordance with ASC 815, Derivatives and Hedging, the Company combined these two embedded derivatives into a single derivative and determined the fair value to record within the derivative liability on the condensed consolidated balance sheet. At inception, the fair value of the derivative liability was $68,796 and $52,125 for the first and second tranches, respectively. During the three months ended March 31, 2020, the Company recognized a gain on the change in the fair value of the derivative liability. As of March 31, 2020, the fair value of the derivative liability was $17,256 and $17,824 for the first and second tranches, respectively.

Management concluded the A, B and agent warrants issued in connection with the March 2020 Private Placement discussed below are a derivative liability due to certain features of the warrants which could, in certain circumstances, result in the holder receiving the Black Scholes value of the outstanding warrants in the same type of consideration as the common stockholders. As a result, in those circumstances, the amount of consideration would differ from that provided to holders of common stock, therefore, the warrants have been classified as a liability. At inception, the A, B and agent warrants had a fair value of $2,669,995. As of March 31, 2020, the fair value of the A, B and agent warrants was determined to be $2,779,718 and the Company recorded a loss on the change in fair value of $109,723 during the three months ended March 31, 2020.

The table below discloses changes in value of the Company’s embedded derivative liabilities:

Derivative liability balance at December 31, 2019	$50,989
Derivative instrument recognized for A, B and Agent Warrants	2,669,995
Derivative instrument related to Promissory Note 2020	120,921
Gain recognized to revalue derivative instrument at fair value	(27,107)
Derivative liability balance at March 31, 2020	$2,814,798

Other expense

Other expense consisted primarily of interest expense, payment penalties, amortization of original issue discounts, and loss on debt extinguishment related to our notes payable. The Company recognized other expense of $1,117,075 in the three months ended March 31, 2020 compared to $569,776 in the comparable period in 2019.

NOTE 7 – STOCKHOLDERS’ EQUITY , STOCK OPTIONS AND WARRANTS

Series D Preferred Stock

In April 2019, the Company issued 3,500,000 shares of Series D preferred stock to Helomics as part of the acquisition. Each share of Series D preferred stock is subject to automatic conversion, whereby each such share converts automatically on a 10:1 basis into a share of the Company’s common stock upon the earlier of (1) the consummation of any fundamental transaction (e.g., a consolidation or merger, the sale or lease of all or substantially all of the assets of Predictive or the purchase, tender or exchange offer of more than 50% of the outstanding shares of voting stock of Predictive,) or (2) the one-year anniversary of the issuance date. On April 4, 2020, 3,500,000 shares of Series D convertible preferred stock were converted into 350,004 shares of common stock.

Series E Convertible Preferred Stock

In June through September 2019, the Company entered into a private placement securities purchase agreement with investors for shares of Series E convertible preferred stock. The Company issued 258 preferred shares. Each preferred shareholder had the right to convert each Series E convertible preferred share into 0.056857% of the issued and outstanding shares of common stock immediately prior to conversion for each share of Series E convertible stock, beginning six months after the initial close date of June 13, 2019. On the date that is 12 months after the initial closing date, the Company has the option to convert the preferred shares into common stock upon the same terms and limitations as the above optional conversion. The preferred shares included a contingent beneficial conversion amount of $289,935, representing the intrinsic value of the shares at the time of issuance. The Company determined the Series E convertible preferred stock should be classified as permanent equity and the beneficial conversion feature amount was accreted through the earliest redemption date of December 13, 2019. During the three-month period ended March 31, 2020, 50 shares of Series E convertible preferred stock were converted into 141,191 shares of common stock.

Equity Line

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares at a fair market value of $450,000 for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock. During the three-month period ended March 31, 2020, the Company issued 943,000 shares of common stock valued at $1,869,899 pursuant to the equity line. As of March 31, 2020, there was $12,810,907 remaining available balance under the equity line.

March 2020 Private Placement

In March 2020, the Company entered into a securities purchase agreement with certain accredited investors for the sale in a private placement of 260,000 shares of the Company’s common stock at $2.12 per share. For each offering share an investor purchases, the investor received: (1) a warrant to purchase one share of common stock, exercisable immediately and terminating five and one-half years after the date of issuance and (2) a warrant to purchase one share of common stock, exercisable immediately and terminating two years after the date of issuance. All such warrants issued are exercisable at a price of $1.88 per share.

In addition, and in lieu of common shares, the investors also purchased prefunded warrants to purchase 1,390,166 shares of common stock at a purchase price of $2.12 per prefunded warrant, which represents the per share offering price, minus the $0.0001 per share exercise price of each such prefunded warrant. As a result of the prefunded warrants exercise price being of a nominal amount, these warrants were included as outstanding shares within our earnings per share calculation. See Note 8 – Loss per share.

The sale of the offering shares, prefunded warrants and A and B warrants resulted in gross proceeds of $3,498,612 and net proceeds of $3,127,818 after deducting the placement agent fees and estimated offering expenses payable by the Company. The Company agreed to use the net proceeds from the offering for general corporate purposes. The offering closed on March 18, 2020, subject to the satisfaction of customary closing conditions. See Note 6 – Notes Payable – Derivatives for discussion of A, B and agent warrants accounted for as derivative liabilities.

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

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2018	366,928	$17.03	362,664	$41.67

Issued	423,295	6.53	1,869,299	9.25
Forfeited	(23,799)	13.30	(653)	3,249.28
Exercised	-	-	(59,700)	0.10

Outstanding at December 31, 2019	766,424	$11.34	2,171,610	$15.26

Issued	38,350	2.37	5,001,591	1.42
Forfeited	(10,736)	9.20	(119,441)	6.47
Exercised	-	-	-	-

Outstanding at March 31, 2020	794,038	$10.90	7,053,760	$4.57

Stock-based compensation expense recognized for the three-month periods ended March 31, 2020 and March 31, 2019 was $287,838 and $263,600, respectively. The Company has $110,628 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 18 months.

NOTE 8 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to common shareholders per common share: basic and diluted calculation	$(4,529,317)	$(3,293,184)

Denominator:
Weighted average common shares outstanding-basic (1)	4,886,328	1,573,152
Effect of diluted stock options, warrants and preferred stock (2)	-	-
Weighted average common shares outstanding-diluted	4,886,328	1,573,152
Loss per common share-basic and diluted	$(0.93)	$(2.09)

(1)	Includes 1,390,166 contingently issuable shares related to prefunded warrants for the three months ended March 31, 2020.
(2)	The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Options	794,038	407,158
Warrants	5,663,594	595,113
Convertible debt	378,000	504,770
Preferred stock: series B	7,925	7,925
Preferred stock: series D	350,000	-
Preferred stock: series E	691,159	-

NOTE 9 - SEGMENTS

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

The Company has three operating segments: domestic, international, and Helomics. See discussion of revenue recognition in Note 1 – Summary of Significant Accounting Policies for a description of the products and services recognized in each segment. The segment revenues and segment net losses for the three-month period ended March 31, 2020 are included in the table below. All revenues are earned from external customers.

	Three Months Ended March 31, 2020
	Domestic	International	Helomics	Corporate	Total
Revenue	$279,813	-	$15,130	-	$294,943
Segment Loss	$(340,779)	$(69,065)	$(1,412,465)	$(2,707,008)	$(4,529,317)

In the first quarter of 2019, substantially all the Company revenues and expenses were located or derived from operations in the United States and recorded under the domestic segment.

	March 31, 2020
	Domestic	International	Helomics	Corporate	Total
Assets	$823,804	$287,606	$21,390,191	$2,547,396	$25,048,996

	December 31, 2019
	Domestic	International	Helomics	Corporate	Total
Assets	$670,841	$298,952	$21,275,306	$130,411	$22,375,510

NOTE 10 – RELATED PARTY TRANSACTIONS

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

Dr. Carl Schwartz, the Company’s CEO, made loans to the Company in exchange for promissory notes and common stock. See Note 6 – Notes Payable for detailed description of these arrangements.

NOTE 11  – SUBSEQUENT EVENTS

Acquisition from Soluble Therapeutics and BioDtech

On May 27, 2020, the Company entered into an asset purchase agreement with InventaBioTech and its subsidiary Soluble to purchase certain assets including but not limited to certain intellectual property relating to CRO services and technology, certain equipment useful in such services and technology and all other assets held by Soluble relating to CRO as well as all intellectual property and other assets held by BioDtech, Inc., a related party to InventaBioTech, in exchange for termination and waiver of all remaining amounts due and payable under the note receivable from CytoBioscience and 125,000 shares of the Company’s common stock.

Schwartz Note Exchange

Effective as of April 21, 2020, the Company and Carl Schwartz, entered into an exchange agreement relating to a promissory note of the Company dated January 31, 2020 issued by the Company in the principal amount of $2,115,000. The note bore twelve percent (12%) interest per annum and had a maturity date of September 30, 2020. The accrued interest on the note through April 21, 2020 was $77,878, resulting in a total balance of $2,192,878 in principal and accrued interest on the Note as of such date.

Dr. Schwartz and the Company agreed to exchange the note for newly issued shares of common stock of the Company at market value. Pursuant to the exchange agreement, Dr. Schwartz was issued 1,533,481 shares of newly issued common stock at an exchange rate of $1.43 per share, equal to the closing price of the common stock on April 21, 2020. Dr. Schwartz agreed (1) not to sell or otherwise transfer 766,740 shares for three months after the date of the exchange agreement, and (2) not to sell or otherwise transfer the remaining 766,741 shares for six months after the date of the exchange agreement.

April 2020 Paycheck Protection Program

On April 20, 2020, the Company entered into a promissory note with Park State Bank, which provides for an unsecured loan of $541,867 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The promissory note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 6 months from the date of the promissory note and the Company can apply for forgiveness of all or a portion of the promissory note after 60 days for covered use of funds.

Pursuant to the terms of the PPP, the promissory note, or a portion thereof, may be forgiven if proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. The Company intends to use all proceeds for qualifying expenses. However, there is no assurance that we will be able to obtain forgiveness of this loan. The terms of the promissory note, including eligibility and forgiveness, may be subject to further requirements in regulations and guidance adopted by the Small Business Administration.

May 2020 Registered Direct Offering and Concurrent Private Placement of Warrants

During May 2020, the Company entered into a securities purchase agreement with certain accredited investors for a registered direct offering of 1,396,826 shares of common stock, par value $0.01 per share. In a concurrent private placement, the Company also issued such investors warrants to purchase up to an aggregate of 1,396,826 shares of common stock. The shares and the warrants were sold at a combined offering price of $1.575 per share and associated warrant. Each warrant is exercisable immediately upon issuance at an exercise price of $1.45 per share and will expire five and one-half years from the issue date. The sale of the offering shares and associated warrants resulted in gross proceeds of $2,200,001 and net proceeds of $1,930,101 after deducting the placement agent fees and estimated offering expenses payable by the Company. The Company used the net proceeds from the offering to repay certain indebtedness and agreed to use the remaining net proceeds from the offering for general corporate purposes. The offering closed on May 8, 2020.

Conversion of Series D Preferred Shares

During April 2019, the Company issued 3,500,000 shares of Series D preferred stock to Helomics as part of the acquisition. Each share of Series D preferred stock was subject to automatic conversion, whereby each such share converts automatically on a 10:1 basis into a share of the Company’s common stock. On April 4, 2020, 3,500,000 shares of Series D convertible preferred stock were converted into 350,004 shares of common stock.

Pending Conversion of Series E Preferred Shares

In May 2020, we notified the holders of our Series E Convertible Preferred Stock of our election to convert the outstanding shares of Series E Stock into common stock effective on June 13, 2020 pursuant to the terms of the Series E Stock. Currently, there are 207.7 shares of Series E Stock outstanding. Each share of Series E Stock will convert into 0.056857% of the issued and outstanding shares of common stock immediately prior to conversion; therefore, assuming that there are 207.7 outstanding shares of Series E Stock on June 13, 2020, the shares will be converted into shares of common stock equal to 11.8092% of the outstanding shares of common stock as of June 12, 2020.

Licensing and Collaboration using NSP-10

The Company entered into a licensing arrangement for a novel nanoparticle vaccine platform recently developed by Dr. Daniel Carter. The vaccine technology being developed by Dr. Carter is based on a self-assembling nanoparticle called NSP-10 (“Non Specific Protein”) which follows a foundational vaccine platform developed earlier by Dr. Carter and his team. NSP-10 received notice of allowance from the US Patent Office in February 2020. The Company’s next step, in support of its collaboration with Dr. Carter, is seeking quotes for a Phase 1 clinical trial from one or more of the BARDA approved CROs.

Newly formed subsidiaries

The Company formed Extraordinary Vaccine Development Corporation as a wholly owned subsidiary in May 2020. This subsidiary will operate all business associated with the use of NSP-10 and the Company’s collaboration with Dr. Carter.

The Company also formed Soluble Biotech Inc. as a wholly owned subsidiary in May 2020. This subsidiary will operate the assets of Soluble Therapeutics and BioDtech that Company acquired in May 2020.

The Company has evaluated all of its activities and concluded that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements, except as described above.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes thereto set forth in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2019.

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties, many of which are beyond our control. Actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

•	We may not be able to continue operating without additional financing;
•	Current negative operating cash flows;
•	The terms of any further financing, which may be highly dilutive and may include onerous terms;
•	Significant debt repayments due between June and September 2020, which the Company will likely need to extend or restructure, with no assurance that this will be possible;
•	Risks related to the 2019 merger with Helomics including; 1) significant goodwill could result in further impairment; 2) possible failure to realize anticipated benefits of the merger; 3) costs associated with the merger may be higher than expected; 4) the merger may result in the disruption of our existing businesses; and 5) distraction of management and diversion of resources;
•	Risks related to our partnerships with other companies, including the need to negotiate the definitive agreements; possible failure to realize anticipated benefits of these partnerships; and costs of providing funding to our partner companies, which may never be repaid or provide anticipated returns;
•	Risks related to the transaction with Quantitative Medicine including: 1) completion of the transaction; 2) possible failure to realize anticipated benefits of the acquisition; 3) costs associated with the acquisition may be higher than expected; 4) the acquisition may result in the disruption of our existing businesses; and 5) distraction of management and diversion of resources;
•	Risks related to the transaction with InventaBioTech for the asset purchase from Soluble Therapeutics and BioDtech including: 1) completion of the transaction; 2) possible failure to realize anticipated benefits of the transaction; 3) costs associated with the transaction may be higher than expected; 4) the transaction may result in the disruption of our existing businesses; and 5) distraction of management and diversion of resources;;
•	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;
•	The impact of competition;
•	Acquisition and maintenance of any necessary regulatory clearances applicable to applications of our technology;
•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;
•	Risk that we never become profitable if our product is not accepted by potential customers;
•	Possible impact of government regulation and scrutiny;
•	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;
•	Adverse results of any legal proceedings;
•	The volatility of our operating results and financial condition, and,
•	Risk that our business and operations will continue to be materially and adversely affected by the COVID-19 pandemic, which has (1) impacted a significant supplier; (2) resulted in a reduction in on-site staff at several of our facilities and in delayed production and less efficiency; and (3) impacted our sales efforts, accounts receivable, and terms demanded by suppliers; and
•	Other specific risks that may be alluded to in this report.

All statements, other than statements of historical facts, included in this report regarding our growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans, and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause actual results to differ materially from expectations in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and in item 1A of Part II below. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Skyline Medical – The STREAMWAY System

Sold through our subsidiary, Skyline Medical, Inc (“Skyline Medical”), the STREAMWAY System virtually eliminates staff exposure to blood, irrigation fluid and other potentially infectious fluids found in the healthcare environment. Antiquated manual fluid handling methods that require hand carrying and emptying filled fluid canisters present both an exposure risk and potential liability. Skyline Medical’s STREAMWAY System fully automates the collection, measurement, and disposal of waste fluids and is designed to: 1) reduce overhead costs to hospitals and surgical centers; 2) improve compliance with the Occupational Safety and Health Administration and other regulatory agency safety guidelines; 3) improve efficiency in the operating room and radiology and endoscopy departments, thereby leading to greater profitability; and 4) provide greater environmental stewardship by helping to eliminate the approximately 50 million potentially disease-infected canisters that go into landfills each year in the United States.

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

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $4,529,317 and $3,293,184 for the three-month periods ended March 31, 2020 and 2019, respectively. As of March 31, 2020, and December 31, 2019, we had an accumulated deficit of $87,028,028 and $82,498,711, respectively.

We have never generated sufficient revenues to fund our capital requirements. From 2009 through 2018, we built the Skyline Medical business, building a national sales network and international sales. However, the Skyline Medical business has never reached profitability. In 2017, we determined to diversify our business by investing in ventures in the precision medicine business, including making significant loans and investments in early stage companies. These activities led to the acquisition of Helomics in April 2019, which has accelerated our capital needs further. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Plan of Financing; Going Concern Qualification” and “Liquidity and Capital Resources – Financing Transactions” below.

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

Results of Operations

Comparison of three-month periods ended March 31, 2020 and March 31, 2019

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Difference
Revenue	$294,943	$255,241	$39,702
Cost of goods sold	92,657	73,717	18,940
General and administrative expense	2,828,476	1,497,945	1,330,531
Operations expense	548,753	466,566	82,187
Sales and marketing expense	264,409	554,216	(289,807)

Revenue. We recorded revenue of $294,943 and $255,241 in the three-month periods ended March 31, 2020 and 2019, respectively. All revenue was derived from the Skyline Medical business except for $15,130 in Helomics revenues in the 2020 period. We sold 5 and 7 STREAMWAY System units in each of 2020 and 2019 periods, respectively.

Cost of sales. Cost of sales was $92,657 and $73,717 in the three-month periods ended March 31, 2020 and March 31, 2019, respectively. The gross profit margin was approximately 69% in the three months ended March 31, 2020, compared to 71% in the three months ended March 31, 2019. Our margins decreased in the first quarter of 2020 primarily due to Helomics costs surpassing the revenue earned in the same period. Exclusive of Helomics, gross profit margin related to the Skyline Medical business in the first quarter of 2020 increased to 77% in the three months ended March 31, 2020.

General and Administrative expense. General and administrative (“G&A”) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

G&A expense expenses increased by $1,330,531 to $2,828,476 for the three months ended March 31, 2020 compared to $1,497,945 in the 2019 period. The increase was primarily due to additional costs related to the Helomics business. As a result of the combined company, salaries, stock-based compensation, rent and depreciation, and amortization all increased substantially.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing in our current stage.

Operations expense increased by $82,187 to $548,753 in the three months ended March 31, 2020 compared to $466,566 in the comparable period in 2019. The increase was primarily due to higher payroll costs related to the addition of Helomics, partially offset by a reduction in research and development costs.

Sales and marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trade shows, product literature and other sales and marketing activities.

Sales and marketing expense decreased by $289,807 to $264,409 in the three months ended March 31, 2020 compared to $554,216 in the comparable period in 2019. Such expenses related almost exclusively to the Skyline Medical business. The decrease in 2020 was a direct result of the strategic decision focus on the precision medicine business and reduce the emphasis on expenditures in the Skyline Medical business. These factors decreased our expenses for public relations and decreases in salary and travel costs for sales staff.

Impact of minority investment on net loss. The net loss for the three months ended March 31, 2019 includes a loss on equity method investment of $439,637. The 2019 loss represented a portion of Helomics’ net loss from continuing operations prior to the merger on April 4, 2019 and resulted from our ownership of 25% of Helomics’ capital stock before the merger. Commencing with the merger effective April 4, 2019, we own 100% of the Helomics business, which is included in the consolidated financial statements.

Other income. We earned other income of $27,110 in the three months ended March 31, 2020 compared to $53,432 in the comparable period in 2019. Other income was comprised of net unrealized gains related to the derivative liabilities and interest and dividend income.

Other expense. We incurred other expense of $1,117,075 in the three months ended March 31, 2020 compared to $569,776 in the comparable period in 2019. Other expense consisted primarily of interest expense, payment penalties, amortization of original issue discounts, and loss on debt extinguishment related to our notes payable.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $2,972,981 and $2,048,653 for the three months ended March 31, 2020 and March 31, 2019, respectively. Cash used in operating activities increased in the 2020 period primarily because of the increase in total operating expense and the additional costs related to the Helomics business.

Cash flows used in investing activities were $32,510 and $624,651 for the three months ended March 31, 2020 and March 31, 2019, respectively. Cash used in the three months ended March 31, 2020 was for the acquisition of intangible assets. Cash used in the three months ended March 31, 2019 was for cash advances made to Helomics prior to the acquisition but was partially offset by cash received from Helomics on the acquisition date.

Net cash provided by financing activities was $5,910,903 and $3,635,882 for the three months ended March 31, 2020 and March 31, 2019, respectively. The cash provided in the three months ended March 31, 2020 were primarily due to proceeds from debt issuance, proceeds from issuance of common stock and prefunded warrants related to a private placement offering, and proceeds from the issuance common stock pursuant to the equity line agreement.

Liquidity, Plan of Financing, and Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was $87,028,028 as of March 31, 2020. We have not achieved profitability and anticipate that we will continue to incur net losses at least through the remainder of 2020. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, public offerings, and loan agreements.

During the first quarter of 2020, we entered into short-term borrowings with an investor for cash proceeds of $1,020,000. On October 24, 2019, we entered into an equity purchase agreement with an investor, providing for an equity financing facility. From January 1, 2020 through March 12, 2020, we issued an aggregate 943,000 shares of common stock valued at $1,869,899. The Company used a portion of the net proceeds to repay $821,916 of the short-term borrowings. In February 2020, we entered into a sale of a secured promissory note to a private investor for $1,450,000 with total net proceeds of $1,200,000, $800,000 of which was received prior to March 31, 2020. In March 2020, we received gross proceeds of $3,498,612 from the sale of common stock, common stock equivalents, and warrants. In May 2020, we received gross proceeds of $2,200,001 from a registered direct offering of common stock and a concurrent private placement of warrants. The Company used approximately $482,525 of the net proceeds from the offering to repay certain indebtedness to Oasis Capital, LLC and agreed to use the remaining net proceeds from the offering for general corporate purposes.

As a result of the exchange of the notes issued to Carl Schwartz and the draw on the third tranche of the Promissory Notes 2020 described under “Financing Transactions” below, the following are the mandatory repayment dates of our indebtedness (unless portions of certain notes are earlier converted or unless notes are further extended) (amounts shown include assumed interest accruing through the due date): (1) secured notes due on June 28, 2020, with a total amount payable on that date of $3,753,645 (including current principal and assumed interest); (2) a secured notes due on August 5, 2020 and October 5, 2020 with a total amount payable of $1,806,506, (including current principal, assumed interest and a 20% premium payable upon repayment) and (3) notes due between August 12, 2020 and September 11, 2020 with a total amount payable on that date of $772,961 (including current principal and assumed interest).

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

As a result of the above factors, we have concluded that there is substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Furthermore, our former independent registered public accounting firm has indicated in their audit opinion, contained in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, that there is substantial doubt about our ability to continue as a going concern.

Financing Transactions

We have funded our operations through a combination of debt and equity instruments including short term borrowings, and a variety of debt and equity offerings.

February 2020 Convertible Note

On February 5, 2020, we entered into a securities purchase agreement with an investor, pursuant to which we issued a convertible promissory note to the investor in the principal amount of $1,450,000 in exchange for cash proceeds of $1,200,000. $240,000 of the note’s principal represents an original issue discount (“OID”) and the remaining $10,000 represents a credit for the investor’s transaction expenses. We granted to the investor a security interest in our assets to secure repayment of the note. The principal amount of the note accrues interest at a rate of 8% per annum (with six months of interest guaranteed). Unless previously converted, the note will mature and become due and payable on August 5, 2020. We will incur a 20% repayment charge in connection with any repayment of principal under the note. Subject to certain limitations, the outstanding principal amount of the note and interest thereon are convertible at the election of the investor into shares of our common stock at a conversion price equal to $2.589. Advances under the note will be made in three tranches. Net proceeds of $400,000 were received for the first, second and third tranches on February 5, 2020, March 5, 2020 and April 5, 2020, respectively. We issued to the investor five-year warrants to purchase 94,631 and 92,700 shares of our common stock at the closing of the first and second tranches, respectively, and issued warrants to purchase 92,700 shares at the closing of the third tranche. The warrants are exercisable beginning on the sixth month anniversary of the issuance date at an exercise price equal $2.992 per share. As additional consideration for the investment, we issued 46,875 shares of our common stock as inducement shares to the investor at the closing of the first tranche.

March 2020 Private Placement of Common Stock and Warrants

On March 19, 2020, we sold and issued (1) 260,000 shares of common stock, at a sale price of $2.121 per share; (2) prefunded warrants to acquire 1,390,166 shares of common stock, sold at $2.12 per share and exercisable at an exercise price of $0.001 per share; (3) warrants to acquire 1,650,166 shares of common stock at $1.88 per share, exercisable immediately and terminating five and one-half years after the date of issuance; and (4) warrants to acquire 1,650,166 shares of common stock at $1.88 per share, exercisable immediately and terminating two years after the date of issuance. The gross proceeds were $3,498,612. In the securities purchase agreement with the investors dated March 13, 2020, until 90 days after the initial registration statement required by the Registration Rights Agreement is declared effective by the SEC, neither us nor any of our subsidiaries will issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents. Notwithstanding the foregoing, if, at any time following 30 days after the effective date of such registration statement, the last closing sale price for the common stock on the Nasdaq Capital Market is at least $6.30 (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the Purchase Agreement) for three consecutive trading days, then these issuance restrictions no longer apply.

March 2020 Amendments to and Extensions of Promissory Notes

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

On March 19, 2020, we entered into an amendment to the Senior Secured Promissory Note dated September 27, 2019 issued to Oasis Capital, LLC (the “Oasis Note”). Under the amendment, the maturity date of the Oasis Note was extended from March 27, 2020 to June 27, 2020. In exchange for such extension, the outstanding principal amount of the Oasis Note was increased by $300,000, such that, as of the effective date of the amendment, the outstanding principal amount owed under the Oasis Note was $980,833. Under the amendment, through March 26, 2020, the holder waived its rights under the Oasis Note to have the Oasis Note repaid from the proceeds of any financing consummated by us. In exchange for such waiver, we issued 30,000 shares of common stock to the holder.

April 2020 Paycheck Protection Program

On April 20, 2020, the Company entered into a promissory note with Park State Bank, which provides for an unsecured loan of $541,867 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The promissory note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for 6 months from the date of the promissory note and the Company can apply for forgiveness of all or a portion of the promissory note after 60 days.

Pursuant to the terms of the PPP, the promissory note, or a portion thereof, may be forgiven if proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. The Company intends to use all proceeds for qualifying expenses. The terms of the promissory note, including eligibility and forgiveness, may be subject to further requirements in regulations and guidance adopted by the Small Business Administration.

May 2020 Registered Direct Offering of Common Stock and Concurrent Private Placement of Warrants

During May 2020, the Company entered into a securities purchase agreement with certain accredited investors for a registered direct offering of 1,396,826 shares of common stock, par value $0.01 per share. The shares were registered pursuant to the Company’s registration statement on Form S-3 (File No. 333-234073) (the “Shelf Registration Statement”) which was declared effective by the SEC on December 20, 2019. In a concurrent private placement, the Company also issued such investors warrants to purchase up to an aggregate of 1,396,826 shares of our common stock. The Warrants were not registered pursuant to the Shelf Registration Statement. The Company agreed that, as soon as practicable, it shall file a registration statement providing for the resale of the shares of our common stock issuable upon the exercise of the warrants and to use commercially reasonable efforts to cause the registration statement to become effective. The Shares and the Warrants were sold at a combined offering price of $1.575 per Share and associated Warrant. Each Warrant is exercisable immediately upon issuance at an exercise price of $1.45 per share and will expire five and one-half years from the issue date. The sale of the offering shares and associated warrants resulted in gross proceeds of $2,200,001 and net proceeds of $1,930,101 after deducting the placement agent fees and estimated offering expenses payable by the Company. The Company used approximately $482,525 of the net proceeds from the offering to repay certain indebtedness and agreed to use the remaining net proceeds from the offering for general corporate purposes. The offering closed on May 8, 2020.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.

Accounting Standards and Recent Accounting Developments

See Note 1 - Summary of Significant Accounting Policies to the unaudited, Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of recent accounting developments.

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

Based on their evaluation as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2020 for the reasons described below:

Management has determined that we have not maintained adequate accounting resources with a sufficient understanding of accounting principles generally accepted in the United States of America (“U.S. GAAP”) to allow us to properly identify and account for new complex transactions. We have determined that this represents a material weakness in our internal control over financial reporting.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements and other financial information included in our annual and quarterly filings fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Material Weakness Remediation Activities

To remediate the material weakness in our internal control over financial reporting described above, we have reevaluated our overall staffing levels within the accounting department and have hired additional resources with qualifications that include a high level of experience with complex technical accounting transactions and application of U.S. GAAP. We have also engaged an external accounting consultant to assist with the assessment of new complex transactions. We also plan to re-evaluate the trainings and ongoing professional education that is provided to, and required of, our accounting personnel. Once these processes have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated and our internal controls over financial reporting are effective, we will consider this material weakness fully addressed.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

In addition to the other information set forth in the Quarterly Report on Form 10-Q, the reader should carefully consider the risks included in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 before making an investment decision. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The following risk factors modify and update the Company’s risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

We will require additional financing to finance operating expenses, repay our loan obligations and fulfill our business plan. Such financing, if available, will be dilutive.

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the remainder of 2020. We had cash of $3,056,243 as of March 31, 2020 and will need to raise significant additional capital to meet our operating needs, support strategic investments, and pay debt obligations coming due.

As a result of the exchange of the notes issued to Carl Schwartz and the draw on the third tranche of the Promissory Notes 2020 described under “Financing Transactions” below, the following are the mandatory repayment dates of our indebtedness (unless portions of certain notes are earlier converted or unless notes are further extended) (amounts shown include assumed interest accruing through the due date): (1) secured notes due on June 28, 2020, with a total amount payable on that date of $3,753,645 (including current principal and assumed interest); (2) a secured notes due on August 5, 2020 and October 5, 2020 with a total amount payable of $1,806,506, (including current principal, assumed interest and a 20% premium payable upon repayment) and (3) notes due between August 12, 2020 and September 11, 2020 with a total amount payable on that date of $772,961 (including current principal and assumed interest).Our inability to satisfy these liabilities would pose a significant risk to ongoing operations.

On October 24, 2019, we entered into an equity purchase agreement with Oasis Capital, LLC (“Oasis”) providing for a $15,000,000 equity line. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, we may provide Oasis with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of our common stock. During the three-month period ended March 31, 2020, the Company issued 943,000 shares of common stock valued at $1,869,899 pursuant to the equity line. As of March 31, 2020, there was $12,810,907 remaining available balance under the equity line. Additional needs to access this line will be dilutive.

In the first quarter of 2020, the Company completed various debt and equity financings and raised net proceeds of $5,910,903, net of repayments. We will require additional funding to finance operating expenses, invest in our sales organization and new product development, compete in the international marketplace, and develop the strategic assets of our Helomics businesses. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher.

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

As a result of the above factors, we have concluded that there is substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements have been prepared assuming we will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, our former independent registered public accounting firm has indicated in their audit opinion, contained in our consolidated financial statements included in our Annual Report on Form 10-K within Item 8, that there is substantial doubt about our ability to continue as a going concern.

Our business and operations have been and will likely continue to be materially and adversely affected by the COVID-19 pandemic.

In March 2020, the World Health Organization declared the recent spread of COVID-19 to be a global pandemic. In response to the crisis, emergency measures have been imposed by governments worldwide, including mandatory social distancing and the shutdown of non-essential businesses. These measures have adversely impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. While it is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting therefrom, our business and operations have been and will likely continue to be materially and adversely affected. For example, our contract manufacturer for the STREAMWAY® System has been forced to change locations, thereby delaying our order fulfillment for parts. We have also reduced on-site staff at several of our facilities, resulting in delayed production, less efficiency, and our sales staff is unable to visit with hospital administrators who are our customers and potential customers. In addition, COVID-19 has impacted the Company’s capital and financial resources, including our overall liquidity position and outlook. For instance, our accounts receivable collections have slowed while our suppliers continue to ask for pre-delivery deposits. Although we have received a Paycheck Protection Loan pursuant to the CARES Act which will help fund immediate payroll costs, we may not be able to access necessary additional capital given the current condition of the financial markets. Further, there is no assurance that we will be able to obtain forgiveness of this loan. Thus, if COVID-19 continues to spread or the response to contain the virus is unsuccessful, we may continue to experience a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our transactions during the three-month period ended March 31, 2020 involving sales of our securities that were not registered under the Securities Act:

On January 31, 2020, we entered into an exchange agreement with Dr. Carl Schwartz under which Dr. Schwartz delivered existing promissory notes and warrants to us to be cancelled and in exchange received: a promissory note issued in the original principal amount of $2,115,000, bearing twelve percent interest per annum and with a maturity date of September 30, 2020; and a fee of $130,000, paid in the form of 50,000 shares of our common stock.

On March 3, 2020, Peter Morawetz, former Board member, was given 5,000 shares of common stock, valued at $9,800.

On March 4, 2020, we issued 150,000 shares of common stock at $2.35 per share in payment for public relations services.

On March 15, 2020, we entered into a securities purchase agreement with certain accredited investors for the sale by us in a private placement of up to 260,000 shares of our common stock at $2.12 per share. For each offering share an investor purchases, the investor will also receive: (1) a warrant to purchase one share of common stock, exercisable immediately and terminating five and one-half years after the date of issuance and (2) a warrant to purchase one share of common stock, exercisable immediately and terminating two years after the date of issuance. All such warrants issued will be exercisable at a price of $1.88 per share. In addition, and in lieu of common shares, certain investors may purchase prefunded warrants at a purchase price of $2.1209 per prefunded warrant, which represents the per share offering price for the common shares, minus the $0.0001 per share exercise price of each such prefunded warrant. The sale of the offering shares and prefunded warrants resulted in gross proceeds of $3,498,612 and net proceeds of $3,127,818 after deducting the placement agent fees and estimated offering expenses payable by us. We agreed to use the net proceeds from the offering for general corporate purposes. The offering closed on March 18, 2020, subject to the satisfaction of customary closing conditions.

On May 27, 2020, the Company entered into an asset purchase agreement with InventaBioTech and its subsidiary Soluble to purchase certain assets including but not limited to certain intellectual property relating to CRO services and technology, certain equipment useful in such services and technology and all other assets held by Soluble relating to CRO as well as all intellectual property and other assets held by BioDtech, Inc., a related party to InventaBioTech, in exchange for termination and waiver of all remaining amounts due and payable under the note receivable from CytoBioscience and 125,000 shares of the Company’s common stock.

None of the securities described above were registered under the Securities Act of 1933, as amended at the time of sale, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For these issuances, we relied on the exemption from federal registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on our belief that the offer and sale of such securities has not and will not involve a public offering.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREDICTIVE ONCOLOGY INC.

Date: June 8, 2020	By:	/s/ Carl Schwartz
Carl Schwartz
Chief Executive Officer

Date: June 8, 2020	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

1.1	Engagement Letter with H.C. Wainwright &Co. dated March 15, 2020 (1) Exhibit 1.1

1.2	Engagement Letter with H.C. Wainwright &Co. dated May 6, 2020 (2) Exhibit 1.2

4.1	Form of Series A Warrant (1) Exhibit 4.1

4.2	Form of Series B Warrant (1) Exhibit 4.2

4.3	Form of Prefunded Warrant (1) Exhibit 4.3

4.4	Form of Prefunded Common Stock Purchase Warrant (3) Exhibit 4.4

4.5	Form of Common Stock Purchase Warrant (2) Exhibit 4.5

10.1	Exchange Agreement by and between the Issuer and Carl Schwartz dated January 31, 2020 (4) Exhibit 10.1

10.2	Promissory Note issued to Carl Schwartz dated January 31, 2020 (4) Exhibit 10.2

10.3	Securities Purchase Agreement by and between the Issuer and Oasis Capital, LLC dated February 5, 2020 (5) Exhibit 10.3

10.4	Securities Purchase Agreement by and among the Company and the Investors dated March 15, 2020 (1) Exhibit 10.4

10.5	Registration Rights Agreement by and among the Company and the Investors dated March 15, 2020 (1) Exhibit 10.5

10.6	Amendment #3 to the Amended and Restated Senior Secured Promissory Note Originally Issued on September 28, 2018 (3) Exhibit 10.6

10.7	Amendment #1 to the Senior Secured Promissory Note Originally Issued on September 27, 2019 (3) Exhibit 10.7

10.8	Exchange Agreement by and between the Company and Carl Schwartz (6) Exhibit 10.8

10.9	Promissory Note dated April 20, 2020 between the Company and Park State Bank (7) Exhibit 10.9

10.10	Securities Purchase Agreement, dated May 6, 2020, by and between Predictive Oncology Inc. and certain Purchasers (2) Exhibit 10.10

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1)	Filed on March 16, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on May 8, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 23, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on February 4, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on February 7, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on April 22, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on April 24, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.