Form 10-Q/A
period 2020-03-31
Predictive Oncology Inc.
filed 2020-06-11
CIK 1446159

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (“Amendment”) to the Quarterly Report on Form 10-Q of Predictive Oncology Inc. (the “Company”) for the quarter ended March 31, 2020, that was filed with the U.S. Securities and Exchange Commission (the “Commission”) on June 8, 2020 (the “Original Form 10-Q”) is to add this Explanatory Note disclosing that, as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 8, 2020 (the “Form 8-K”), and in accordance with the SEC’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”), the Company (i) is relying on the relief provided by the Order in connection with the filing of the Form 10-Q and (ii) was unable to file the Form 10-Q on its customary schedule because the Company’s operations and business experienced disruptions due to the unprecedented conditions surrounding the COVID-19 pandemic. In particular, COVID-19 caused severe disruptions in travel and transportation and limited access to the Company’s facilities resulting in limited support from its staff. This, in turn, delayed the Company’s ability to complete its quarterly review and prepare the Form 10-Q. As indicated above, the Company filed the Original Form 10-Q on June 8, 2020, which was within the permissible extended filing deadline pursuant to the Order and the estimated filing timeline in the Form 8-K.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment, new certifications of the Company’s principal executive officers and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q.

Part II. Item 6. Exhibits Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREDICTIVE ONCOLOGY INC.

Date: June 11, 2020	By:	/s/ Carl Schwartz
Carl Schwartz
Chief Executive Officer

Date: June 11, 2020	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer