Form 10-Q
period 2020-06-30
Predictive Oncology Inc.
filed 2020-08-13
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

☐ Yes ☒ No

As of August 10, 2020, the registrant had 15,213,188 shares of common stock, par value $0.01 per share outstanding.

PREDICTIVE ONCOLOGY INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,394,078	$150,831
Accounts Receivable	272,493	297,055
Inventories	235,368	190,156
Prepaid Expense and Other Assets	426,704	160,222
Total Current Assets	4,328,643	798,264

Fixed Assets, net	2,409,721	1,507,799
Intangibles, net	3,539,597	3,649,412
Lease Right-of-Use Assets	1,528,150	729,745
Goodwill	15,690,290	15,690,290
Total Assets	$27,496,401	22,375,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$2,449,046	$3,155,641
Notes Payable – Net of Discounts of $282,099 and $350,426	4,412,377	4,795,800
Accrued Expenses	2,649,160	2,371,633
Derivative Liability	4,629,570	50,989
Deferred Revenue	38,582	40,384
Lease Liability	473,043	459,481
Total Current Liabilities	14,651,778	10,873,928

Lease Liability – Net of current portion	1,055,107	270,264
Other long-term liabilities	98,358	-
Total Liabilities	15,805,243	11,144,192

Stockholders’ Equity:
Preferred Stock, 20,000,000 authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 and 79,246 shares outstanding	792	792
Series D Convertible Preferred Stock, $.01 par value, 3,500,000 shares authorized, 0 and 3,500,000 outstanding	-	35,000
Series E Convertible Preferred Stock, $.01 par value, 350 shares authorized, 0 and 258 outstanding	-	3
Common Stock, $.01 par value, 100,000,000 shares authorized, 13,190,787 and 4,056,652 outstanding	131,908	40,567
Additional paid-in capital	102,163,864	93,653,667
Accumulated Deficit	(90,605,406)	(82,498,711)

Total Stockholders' Equity	11,691,158	11,231,318

Total Liabilities and Stockholders' Equity	$27,496,401	$22,375,510

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$182,784	$286,151	$477,727	$541,392
Cost of goods sold	85,261	118,390	177,918	192,106
Gross margin	97,523	167,761	299,809	349,286

General and administrative expense	3,211,817	3,310,368	6,040,293	4,808,314
Operations expense	521,116	1,271,258	1,069,869	1,737,824
Sales and marketing expense	133,015	685,029	397,424	1,239,245
Total operating loss	(3,768,425)	(5,098,894)	(7,207,777)	(7,436,097)

Gain on revaluation of cash advances to Helomics	-	1,222,244	-	1,222,244
Other income	52,965	(3,223)	52,968	50,209
Other expense	(729,837)	(607,343)	(1,846,912)	(1,157,711)
Gain (loss) on derivative instruments	(422,081)	(211,940)	(394,974)	(231,348)
Gain on notes receivables associated with asset purchase	1,290,000	-	1,290,000	-
Loss on equity method investment	-	-	-	439,637
Gain on revaluation of equity method in investment	-	6,164,260	-	6,164,260
Net income (loss)	$(3,577,378)	$1,465,104	$(8,106,695)	$(1,828,080)
Deemed dividend on Series E Convertible Preferred Stock	-	20,398	-	20,398
Net income (loss) attributable to common shareholders per common shares-basic and diluted	$(3,577,378)	$1,444,706	$(8,106,695)	$(1,848,478)

Gain (loss) per common share basic	$(0.36)	$0.49	$(1.10)	$(0.81)
Gain (loss) per common share diluted	(0.36)	0.24	(1.10)	(0.81)

Weighted average shared used in computation - basic	9,838,152	2,960,937	7,362,240	2,274,754
Weighted average shared used in computation - diluted	9,838,152	6,007,078	7,362,240	2,274,754

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2020

(Unaudited)

	Series B Preferred		Series D Preferred		Series E Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2019	79,246	$792	3,500,000	$35,000	258	$3	4,056,652	$40,567	$93,653,667	$(82,498,711)	$11,231,318
Shares issued pursuant to CEO exchange agreement							50,000	500	129,500		130,000
Inducement shares issued pursuant to promissory note extension							30,000	300	40,950		41,250
Issuance of shares and prefunded warrants pursuant to March 2020 private placement							260,000	2,600	455,223		457,823
Inducement shares issued pursuant to 2020 convertible debt and warrants							46,875	468	119,532		120,000
Warrants issued pursuant to 2020 convertible debt									116,951		116,951
Shares issued pursuant to note conversions - bridge loan							170,000	1,700	265,628		267,328
Shares issued pursuant to series E preferred stock conversions					(50)	(1)	141,191	1,412	(1,411)		-
Shares issued pursuant to Equity Line							943,000	9,430	1,860,469		1,869,899
Shares issued to consultant and other							155,000	1,550	360,750		362,300
Vesting expense									287,838		287,838
Net loss										(4,529,317)	(4,529,317)
Balance at 03/31/2020	79,246	$792	3,500,000	$35,000	208	$2	5,852,718	$58,527	$97,289,097	$(87,028,028)	$10,355,390
Warrants issued pursuant to 2020 convertible debt									62,373		62,373
Shares issued pursuant to CEO note conversion and accrued interest and exchange agreement							1,533,481	15,335	2,177,543		2,192,878
Shares issued pursuant to series E preferred stock conversions					(208)	(2)	1,257,416	12,574	(12,572)		-
Shares issued pursuant to series D preferred stock conversions			(3,500,000)	(35,000)			350,004	3,500	31,500		-
Issuance of shares from prefunded warrant exercises							1,390,166	13,902	(13,148)		754
Issuance of shares pursuant to May 2020 offering, net							1,396,826	13,968	591,949		605,917
Shares issued in connection with Asset Purchase Agreement							115,000	1,150	185,150		186,300
Exercise of warrants and issuance of new warrants June 2020, net							1,274,826	12,748	1,682,237		1,694,985
Director compensation							20,350	204	34,796		35,000
Vesting expense									134,939		134,939
Net Loss										(3,577,378)	(3,577,378)
Balance at 06/30/20	79,246	$792	-	$-	-	$-	13,190,787	$131,908	$102,163,864	$(90,605,406)	$11,691,158

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019

(Unaudited)

	Series B Preferred		Series D Preferred		Series E Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2018	79,246	$792		$-		$-	1,409,175	$14,092	$63,146,533	$(63,107,945)	$53,472
Investment by CEO							7,813	78	49,922		50,000
Shares issued in forbearance agreement							16,667	166	158,183		158,349
Shares issued pursuant to S-3 public offering							286,375	2,864	2,426,845		2,429,709
Shares issued pursuant to note conversions - bridge loan							15,985	160	89,840		90,000
Warrants issued pursuant to CEO note payable									318,058		318,058
Vesting expense									263,600		263,600
Net loss										(3,293,184)	(3,293,184)
Balance at 03/31/2019	79,246	$792	-	$-	-	$-	1,736,015	$17,360	$66,452,982	$(66,401,129)	$70,005
Shares issued pursuant to note conversions – bridge loan							39,873	399	148,173		148,572
Stock issued to extinguish debt as part of Helomics purchase consideration							863,732	8,637	6,454,672		6,463,309
Warrants issued pursuant to CEO note payable									23,550		23,550
Stock issued for Helomics acquisition			3,500,000	35,000			400,000	4,000	5,573,250		5,612,250
Issuance of warrants as Helomics purchase consideration									6,261,591		6,261,591
Exercise of warrants							57,856	579	5,207		5,786
Issuance of Series E Preferred shares					84	1			743,559		743,560
Issuance of Noteholders’ warrants									117,241		117,241
Vesting expense									1,380,620		1,380,620
Net income										1,465,104	1,465,104
Balance at 06/30/19	79,246	$792	3,500,000	$35,000	84	$1	3,097,476	$30,975	$87,160,845	$(64,936,025)	$22,291,588

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities:
Net loss	$(8,106,695)	$(1,828,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of credit loss on notes receivable	-	795,353
Accrued interest revenue	-	(42,746)
Loss on equity method investment	-	439,637
Gain on revaluation of equity method investment	-	(6,164,260)
Gain on note receivable in connection with asset purchase	(1,290,000)	-
Depreciation and amortization	402,738	259,362
Vesting expense	422,777	1,644,220
Equity instruments issued for management, consultant, and other	397,300	-
Amortization of debt discount	858,353	1,068,256
Loss on valuation of equity-linked instruments and derivative liability	394,974	231,348
Gain on revaluation of cash advances to Helomics	-	(1,222,244)
Debt extinguishment costs	300,000	-
Equity instruments issued in connection with 2020 convertible debt	20,695	-
Loss on fixed asset disposal	118,472	-

Changes in assets and liabilities:
Accounts receivable	113,769	141,325
Inventories	(45,212)	(55,665)
Prepaid expense and other assets	(197,182)	66,989
Accounts payable	(614,651)	718,483
Accrued expenses	505,380	(104,114)
Deferred revenue	(1,802)	6,641
Net cash used in operating activities:	(6,721,084)	(4,045,495)

Cash flow from investing activities:
Advance on notes receivable	-	(975,000)
Cash received from notes receivable	-	154,418
Cash received in Helomics Acquisition	-	248,102
Proceeds from asset sales	133,850	-
Acquisition of intangibles	(43,874)	(8,433)
Net cash provided by (used in) investing activities:	89,976	(580,913)

Cash flow from financing activities:
Extinguishment of convertible debt	-	(220,241)
Proceeds from debt issuance	2,761,867	1,525,000
Proceeds from exercise of warrants into common stock	1,866,554	5,786
Proceeds from issuance of Series E convertible preferred stock	-	743,560
Repayment of debt	(1,459,973)	-
Payment penalties	(247,327)	-
Proceeds from issuance of common stock pursuant to equity line	1,869,899	-
Issuance of common stock, A, B and prefunded warrants, net	5,057,919	2,479,708
Other financing (security deposit)	25,416	-
Net cash provided by financing activities	9,874,355	4,533,813

Net increase (decrease) in cash and cash equivalents	3,243,247	(92,595)
Cash at beginning of period	150,831	162,152
Cash at end of period	$3,394,078	$69,557

Non-cash transactions:
Bridge loan conversion into common stock	$267,328	$238,573
Shares issued pursuant to CEO note conversion and accrued interest and exchange agreement	2,322,878	-
Series E preferred stock conversions	3	-
Inducement shares issued pursuant to convertible debt	99,305	-
Inducement shares issued for debt extension	41,250	-
Warrants issued pursuant to debt issuance	179,324	-
Put and conversion derivative from debt issuance	141,463	-
Series D preferred stock conversions	35,000	-
Increase to operating lease right of use asset and lease liability due to lease modification	995,571	-
Asset purchase acquired for notes receivable and common stock	1,492,500	-
Forbearance settlement bridge loan	-	503,009
Additional warrants issued pursuant to CEO note payable	-	32,215
Consideration given for acquisition of Helomics	-	26,711,191

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

The Company has incurred recurring losses from operations and has an accumulated deficit of $90,605,406. The Company does not expect to generate sufficient operating revenue to sustain its operations in the near-term. During fiscal year 2019 and the first half of 2020, the Company incurred negative cash flows from operations. Although the Company has attempted to curtail expenses, there is no guarantee that the Company will be able to reduce these expenses significantly, and expenses may need to be higher to prepare product lines for broader sales in order to generate sustainable revenues. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The Company had cash and cash equivalents of $3,394,078 as of June 30, 2020 and needs to raise significant additional capital to meet its operating needs and pay debt obligations coming due. Outstanding debt, including accrued interest and penalties, totaled $5,466,830 as of June 30, 2020, all of which is due within six months. Debt is secured by all assets of the Company and its subsidiaries. The Company intends to raise these funds through equity or debt financing that may include public offerings, private placements, alternative offerings, or other means. In October 2019, the Company entered into a purchase agreement for an equity line under which it can raise up to $15,000,000 over a three-year period, subject to market conditions including trading volume and stock price. Given the limitations in place, there is no guarantee that the Company will be able to raise the full amount available under the equity line over the course of the three-year period. In the first half of 2020, the Company completed various debt, equity and other financing activities and raised net proceeds of $9,874,355, net of repayments. Despite these sources of funding, it is not probable the Company will be able to obtain additional financing in order to fund operations. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Coronavirus Outbreak

In March 2020, the World Health Organization declared the recent spread of COVID-19 to be a global pandemic. In response to the crisis, emergency measures have been imposed by governments worldwide, including mandatory social distancing and the shutdown of non-essential businesses. These measures have adversely impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. While it is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting therefrom, our business and operations have been and will likely continue to be materially and adversely affected. For example, our contract manufacturer for the STREAMWAY® System has been forced to change locations, thereby delaying our order fulfillment for parts. We have also reduced on-site staff at several of our facilities, resulting in delayed production, less efficiency, and our sales staff is unable to visit with hospital administrators who are our customers and potential customers. In addition, COVID-19 has impacted the Company’s capital and financial resources, including our overall liquidity position and outlook. For instance, our accounts receivable have slowed while our suppliers continue to ask for pre-delivery deposits. Although we have received a Paycheck Protection Loan pursuant to the CARES Act which has helped fund some payroll costs, we may not be able to access necessary additional capital given the current condition of the financial markets. Further, there is no assurance that we will be able to obtain forgiveness of this loan. Thus, if COVID-19 continues to spread or the response to contain the virus is unsuccessful, we may continue to experience a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand. The Company had no cash equivalents as of June 30, 2020 and December 31, 2019.

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

The fair value of the Company’s investment securities, which consist of cash and cash equivalents, was determined based on Level 1 inputs. The fair values of the Company’s derivative liabilities were determined based on Level 3 inputs. See Note 8 – Derivatives.

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers and office equipment	3	-	7
Leasehold improvements (1)		5
Manufacturing tooling	3	-	7
Laboratory equipment	4	-	6
Demo equipment		3

(1)	Leasehold improvements are depreciated over the shorter of the useful life or the remaining lease term.

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

The Company reviews finite-lived identifiable intangible assets for impairment in accordance with ASC 360 — Property, Plant and Equipment, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which the Company operates. The Company reviews its other intangible assets in accordance with ASC 350—Intangibles—Goodwill and Other. Under this topic, intangible assets determined to have an indefinite useful life are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. Our impairment testing as of December 31, 2019 resulted in $770,250 of impairment charges to our intangible assets. The Company concluded there was no impairment of its intangible assets as of June 30, 2020.

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

Consistent with policy, as of June 30, 2020, the Company completed a qualitative review of factors that indicated the Company’s overall market capitalization exceeded its carrying value, and the Company’s ability to generate positive cash flows from financing of $9,874,355 during the six months ended June 30, 2020, are each indicators of continued investor interest in the Company. Based on these qualitative factors, as of June 30, 2020, it is more likely than not that goodwill is not further impaired.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of June 30, 2020, and December 31, 2019, accounts receivable totaled $272,493 and $297,055, respectively.

The Company’s deferred revenues related primarily to maintenance plans as of June 30, 2020 and December 31, 2019 were $38,582 and $40,384, respectively.

Valuation and accounting for stock options and warrants

The Company determines the grant date fair value of options and warrants using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility and estimated term.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2020			2019
	Stock Options
Expected dividend yield		0.0%			0.0%
Expected stock price volatility	82.6%	-	86.8%	78.6%	-	79.8%
Risk-free interest rate	0.62%	-	1.78%	2.00%	-	2.76%
Expected life (yeas)		10			10

	Warrants
Expected dividend yield		0.0%			0.0%
Expected stock price volatility	82.6%	-	86.8%	78.6%	-	79.8%
Risk-free interest rate	0.33%	-	0.79%	1.93%	-	2.58%
Expected life (years)	2	–	5.5		5

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

The Company reviews income tax positions expected to be taken in income tax returns to determine if there are any income tax uncertainties. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by taxing authorities, based on technical merits of the positions. The Company would recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations, and any accrued interest and penalties would be included on the related tax liability line in the consolidated balance sheet. The Company has identified no income tax uncertainties.

During 2020 and 2019, the Company believes it experienced an ownership change as defined in Section 382 of the Internal Revenue Code which will limit the ability to utilize the Company’s net operating losses (NOLs). The Company may have experienced additional ownership changes in earlier years further limiting the NOL carry-forwards that may be utilized. The Company has not yet completed a formal Section 382 analysis. The general limitation rules allow the Company to utilize its NOLs subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change

Tax years subsequent to 2016 remain open to examination by federal and state tax authorities.

Offering Costs

Costs incurred which are direct and incremental to an offering of the Company’s securities are deferred and charged against the proceeds of the offering, unless such costs are deemed to be insignificant in which case they are expensed as incurred.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has a credit risk of $2,818,144 for cash amounts held in a single institution that are in excess of amounts issued by the Federal Deposit Insurance Corporation.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. The reclassifications had no effect on previously reported results of operations, cash flows or accumulated deficit.

Acquisition activities

Acquisition of Quantitative Medicine

On January 24, 2020, the Company announced that it has signed a letter of intent to acquire Quantitative Medicine (“QM”). QM is a biomedical analytics and computational biology company that has developed a novel, computational drug discovery platform called CoRE. CoRE is designed to dramatically reduce the time, cost, and financial risk of discovering new therapeutic drugs by predicting the main effects of drugs on target molecules that mediate disease. The transaction was completed on July 1, 2020. See Note 13 – Subsequent events.

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

Newly formed subsidiaries

The Company formed Extraordinary Vaccine Development Corporation as a wholly-owned subsidiary in May 2020.

The Company also formed Soluble Biotech Inc. as a wholly-owned subsidiary in May 2020. This subsidiary operates the assets of Soluble Therapeutics and BioDtech that Company acquired in May 2020. See Note 7 – Stockholders’ Equity, Stock options and Warrants - Acquisition from Soluble Therapeutics and BioDtech.

Recent Developments

On July 8, 2020, Andrew P. Reding resigned from the Board of Directors of the Company, effective immediately. Effective July 9, 2020, the Board elected Chuck Nuzum, Nancy Chung-Welch, Ph.D., and Gregory S. St.Clair to the Board. They were chosen to fill the vacancies created by the resignations of Pam Prior, Gerald J. Vardzel, Jr. and Andrew P. Reding, respectively. Mr. Nuzum was also chosen to chair the Board’s Audit Committee. As a Class I director, his term will expire at the 2022 annual meeting of the Company’s stockholders, while Dr. Chung-Welch’s and Mr. St.Clair’s terms will expire at the 2020 annual meeting of the Company’s stockholders (as with the other Class II directors). On April 2, 2020, J. Melville Engle was elected Chairman of the Board of Directors.

The Company has evaluated all of its activities and concluded that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements, except as described above and in Note 13 – Subsequent Events.

NOTE 2 – NOTES RECEIVABLE

The Company had a secured promissory note receivable from CytoBioscience for $1,112,524 (“2017 Promissory Note”), plus interest paid monthly at the per annum rate of (8%) on the principal amount. Unpaid principal and unpaid accrued interest on the note were due and payable on February 28, 2020. In 2019, CytoBioscience and its parent company, InventaBioTech, paid interest in the first quarter due through April 2019. The Company had not received any payments from CytoBioscience since the first quarter of 2019. The Company had evaluated the feasibility of repayment and concluded that it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the receivable. During 2019, the Company recorded a loss on this note for the uncollected balance.

On May 27, 2020, the Company entered into an Asset Purchase Agreement with InventaBioTech, Inc. (“InventaBioTech”) and two of its subsidiaries, Soluble Therapeutics, Inc. (“Soluble”), and BioDtech, Inc. (“BioDtech”), and simultaneously completed the acquisition of substantially all of Soluble’s and BioDtech’s assets. In exchange, the Company issued 125,000 shares of common stock and waived all existing claims that the Company has or may have against InventaBioTech (f/k/a CytoBioscience, Inc.). Prior to the completion of the transaction, InventaBioTech owed the Company approximately $1.29 million under the 2017 Promissory Note, which was secured by certain intellectual property and equipment useful in CRO. In connection with the asset purchase agreement, the Company recognized a gain on the note previously determined to be uncollectable of $1,290,000 and recognized fixed assets of $1,492,500.

NOTE 3 – INVENTORIES

Inventory balances are as follows:

	As of June 30, 2020	As of December 31, 2019

Finished goods	$69,407	$91,410
Raw materials	154,794	69,821
Work-In-Process	11,167	28,925
Total	$235,368	$190,156

NOTE 4 – FIXED ASSETS

The Company’s fixed assets consist of the following:

	As of June 30, 2020	As of December 31, 2019
Computers and office equipment	$391,464	$508,143
Leasehold improvements	188,014	188,014
Laboratory equipment	2,527,660	1,401,210
Manufacturing tooling	108,955	108,956
Demo equipment	73,051	73,051
Total	3,289,144	2,279,373
Less: Accumulated depreciation	879,423	771,574
Total Fixed Assets, Net	$2,409,721	$1,507,799

Depreciation expense was $249,049 and $153,302 during the six months ended June 30, 2020 and 2019, respectively and $118,974 and $131,420 during the three months ended June 30, 2020 and 2019, respectively.

NOTE 5 – INTANGIBLE ASSETS

The components of intangible assets were as follows:

	As of June 30, 2020			As of December 31, 2019
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount
Patents &Trademarks	$382,897	$(202,758)	$180,139	$339,023	$(195,286)	$143,737
Developed Technology	2,882,000	(180,125)	2,701,875	2,882,000	(108,075)	2,773,925
Customer Relationships	445,000	(185,417)	259,583	445,000	(111,250)	333,750
Tradename	398,000	-	398,000	398,000	-	398,000
Total	$4,107,897	$(568,300)	$3,539,597	$4,064,023	$(414,611)	$3,649,412

Amortization expense was $153,689 and $106,060 during the six months ended June 20, 2020 and 2019, respectively and $77,184 and $88,416 during the three months ended June 20, 2020 and 2019, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2020:

Year ending December 31,	Expense
2020	$154,101
2021	308,201
2022	196,951
2023	159,868
2024	159,868
Thereafter	2,162,608
Total	$3,141,597

NOTE 6 – NOTES PAYABLE

The balances of notes payable were as follows:

	Due Date	As of June 30, 2020	As of December 31, 2019
Bridge loan	September 30, 2020	$1,721,776	$1,989,104
Promissory note 2019	September 30, 2020	980,833	680,833
Promissory note 2020 T1	September 30, 2020	490,000	-
Promissory note 2020 T2	September 30, 2020	480,000	-
Promissory note 2020 T3	September 30, 2020	480,000	-
Paycheck Protection Plan	April 20, 2022	541,867
Short term borrowing	May 26, 2020	-	18,563
Short term borrowing	June 10, 2020	-	147,783
Short term borrowing	June 20, 2020	-	194,943
Dr. Schwartz notes	September 30, 2020	-	2,115,000
Total Notes Payable, gross		4,694,476	5,146,226
Less: Unamortized discount		282,099	350,426
Total Notes Payable, net		$4,412,377	$4,795,800

Bridge Loan

In September 2018, the Company issued convertible secured promissory notes to two private investors in the original principal amount of an aggregate $2,297,727 (the “bridge loan”) in exchange for cash proceeds of $2,000,000. As additional consideration for the loan, the Company issued an aggregate 65,000 shares of its common stock as inducement shares plus warrants to acquire up to an aggregate 107,178 shares of common stock at an exercise price of $11.55 per share. Pursuant to a security agreement between the Company and the investors, the Company granted to the investors a security interest in its assets to secure repayment of the note. The bridge loan accrues interest at a rate of 8% per annum. In February 2019, the Company entered into a forbearance agreement with the bridge loan investors pursuant to which, among other things, the investors agreed to forbear on their rights to accelerate the bridge loan based on an event of default and a claimed event of default. In connection with such forbearance, an additional $344,659 in principal and an additional 16,667 common shares were issued to the investors. In September 2019, the bridge loan of one investor was paid in full. On March 19, 2020, the Company and the remaining investor agreed to extend the note maturity to June 28, 2020. The Company and the investor further agreed to extend the due date to July 15, 2020 and then in July 2020 agreed to extend to September 30, 2020. See Note 13 – Subsequent Events.

No payment penalties were paid in relation to payments on the bridge loan during the three and six months ended June 30, 2020 and $430,444 in payment penalties were accrued but not paid as of June 30, 2020. The outstanding principal balance of the bridge loan as of June 30, 2020 was $1,721,776, with an unamortized discount of $52,909.

Each investor received the right to convert all or any part of its bridge loan into shares of the Company’s common stock at a conversion factor that is the lesser of a discounted 20-day average price or a set price floor. The number of conversion shares that may be issued is subject to an exchange cap such that the sum of (1) the total number of conversion shares plus (2) the number of inducement shares is limited to an aggregate 267,833 shares. As of June 30, 2020, the maximum number of conversion shares have been issued, no additional shares are available to be issued related to this conversion option. During the six months ended June 30, 2020 and 2019, the investors converted $267,328 and $238,573 of the principal balance, respectively and received 170,000 and 55,859 shares of the Company’s common stock, respectively.

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

On March 19, 2020, the Company entered into an agreement to extend the due date of its outstanding notes payable from March 27, 2020 and March 31, 2020 to June 27, 2020. The Company increased the principal amount due on the notes payable by $300,000 and issued 30,000 shares of its common stock as consideration for the extension. The change in value resulting from the extension exceeded 10% and as a result the extension was accounted for as an extinguishment under ASC 470, Debt. During the first quarter of 2020, the Company incurred a $300,000 loss on debt extinguishment related to extensions of notes payable. The Company and the investor further agreed to extend the due date to July 15, 2020 and then in July 2020 agreed to extend to September 30, 2020. See Note 13 – Subsequent Events.

No payment penalties were paid in relation to payments on this promissory note during the three and six months ended June 30, 2020 and $196,167 in payment penalties were accrued but not paid as of June 30, 2020. As of June 30, 2020, the remaining balance on the promissory note was $980,833 with zero unamortized discount.

Promissory Note 2020

On February 5, 2020, the Company issued a promissory note with a principal amount of $1,450,000 in exchange for cash proceeds of $1,200,000. Distributions of proceeds under the note were to be made in three tranches. Net proceeds of $400,000 were received for the first, second, and third tranches on February 5, 2020, March 5, 2020, and April 5, 2020, respectively. Pursuant to a security agreement between the Company and the investor, the Company has granted to the investor a security interest in its assets to secure repayment of the note. The note accrues interest at a rate of 8% per annum. Subject to certain limitations, the outstanding principal amount of the note and interest thereon are convertible at the election of the investor into shares of the Company’s common stock at a conversion price equal to $2.589. No payment penalties were paid in relation to payments on this promissory note during the three and six months ended June 30, 2020 and $290,000 in payment penalties were accrued but not paid as of June 30, 2020. As of June 30, 2020, the outstanding balance on the promissory note was $1,450,000 with an unamortized discount of $229,190. The note contains a conversion feature and a put which were determined to be derivatives and are discussed further below. The Company and the investor agreed to extend the due date in July 2020 to September 30, 2020. See Note 13 – Subsequent Events.

As additional consideration, the Company issued to the investor warrants to purchase 94,631, 92,700 and 92,700 shares of the Company’s common stock at the closing of the first, second and third tranches, respectively. The warrants are exercisable beginning on the sixth month anniversary of the issuance date at an exercise price equal $2.992 per share. The Company also issued 46,875 shares of its common stock to the investor at the closing of the first tranche.

Short Term Borrowings

The Company entered into short-term borrowings with an investor. The maturity date of the notes is six months after the dates of issuance with interest rates of 8% payable at maturity. Repayment of such notes is subject to a premium. During the three and six months ended June 30, 2020, the Company issued short term notes for a total of $1,098,684 for cash proceeds of $1,020,000 and repaid $1,459,973 of principal using a portion of proceeds from the equity financing facility. Payment penalties of $247,327 were paid in relation to payments on these short-term borrowings during the six months ended June 30, 2020. There were no amounts outstanding under the short-term borrowings as of June 30, 2020.

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

NOTE 7 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

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

In May 2020, we notified the holders of our Series E Convertible Preferred Stock of our election to convert the outstanding shares of Series E Stock into common stock effective on June 13, 2020 pursuant to the terms of the Series E Stock. Prior to the conversion, there were 207.7 shares of Series E Stock outstanding. Each share of Series E Stock converted into 0.056857% of the issued and outstanding shares of common stock immediately prior to conversion; therefore, the 207.7 outstanding shares of Series E Stock on June 13, 2020 converted into 1,257,416 shares of common stock equal to 11.8% of the outstanding shares of common stock as of June 12, 2020.

Equity Line

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares at a fair market value of $450,000 for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock. During the six months ended June 30, 2020, the Company issued 943,000 shares of common stock valued at $1,869,899 pursuant to the equity line. As of June 30, 2020, there was $12,810,907 remaining available balance under the equity line.

March 2020 Private Placement

On March 18, 2020, we issued sold and issued to private investors (i) 260,000 shares of common stock, at a sale price of $2.121 per share; (ii) prefunded warrants to acquire 1,390,166 shares of common stock, sold at $2.12 per share and exercisable at an exercise price of $0.001 per share; (iii) Series A warrants to acquire 1,650,166 shares of Common Stock at $1.88 per share, exercisable immediately and terminating five and one-half years after the date of issuance; and (iv) Series B warrants to acquire 1,650,166 shares of Common Stock at $1.88 per share, exercisable immediately and terminating two years after the date of issuance.

In addition, and in lieu of common shares, the investors also purchased prefunded warrants to purchase 1,390,166 shares of common stock at a purchase price of $2.12 per prefunded warrant, which represents the per share offering price, minus the $0.0001 per share exercise price of each such prefunded warrant. As a result of the prefunded warrants exercise price being of a nominal amount, these warrants were included as outstanding shares within our earnings per share calculation during the period from purchase through to exercise during the second quarter 2020.

The sale of the offering shares, prefunded warrants and A and B warrants resulted in gross proceeds of $3,498,612 and net proceeds of $3,127,818 after deducting the placement agent fees and estimated offering expenses payable by the Company. The Company agreed to use the net proceeds from the offering for general corporate purposes. The offering closed on March 18, 2020, subject to the satisfaction of customary closing conditions. See Note 8 –– Derivatives for discussion of A, B and agent warrants accounted for as derivative liabilities.

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

Schwartz Note Exchange

Effective as of April 21, 2020, the Company and Carl Schwartz, entered into an exchange agreement relating to a promissory note of the Company dated January 31, 2020 issued by the Company in the principal amount of $2,115,000. Pursuant to the exchange agreement, Dr. Schwartz was issued 1,533,481 shares of newly issued common stock at an exchange rate of $1.43 per share. See Note 6 – Notes Payable.

May 2020 Registered Direct Offering and Concurrent Private Placement of Warrants

During May 2020, the Company entered into a securities purchase agreement with certain accredited investors for a registered direct offering of 1,396,826 shares of common stock, par value $0.01 per share. In a concurrent private placement, the Company also issued such investors warrants to purchase up to an aggregate of 1,396,826 shares of common stock. The shares and the warrants were sold at a combined offering price of $1.575 per share and associated warrant. Each warrant is exercisable immediately upon issuance at an exercise price of $1.45 per share and will expire five and one-half years from the issue date. The sale of the offering shares and associated warrants resulted in gross proceeds of $2,200,001 and net proceeds of $1,930,101 after deducting the placement agent fees and offering expenses payable by the Company. The Company used the net proceeds from the offering to repay certain indebtedness and agreed to use the remaining net proceeds from the offering for general corporate purposes. The offering closed on May 8, 2020.

Acquisition from Soluble Therapeutics and BioDtech

On May 27, 2020, the Company entered into an Asset Purchase Agreement with InventaBioTech, Inc. (“InventaBioTech”) and two of its subsidiaries, Soluble Therapeutics, Inc. (“Soluble”), and BioDtech, Inc. (“BioDtech”), and simultaneously completed the acquisition of substantially all of Soluble’s and BioDtech’s assets. In exchange, the Company issued 125,000 shares of common stock and waived all existing claims that the Company has or may have against InventaBioTech (f/k/a CytoBioscience, Inc.). All of the shares issued in the acquisition were deposited into escrow, with 25,000 to be released upon the six month anniversary of the closing, 25,000 to be released upon the nine month anniversary of the closing, and the remaining shares to be released on the one year anniversary of the closing. Notwithstanding the foregoing, all or some of the escrow shares may be released and returned to the Company for reimbursement in the event that the Company suffers a loss against which InventaBioTech, Soluble, and BioDtech have indemnified the Company pursuant to the Agreement. The Company is also entitled to reclaim 10,000 of the shares if, within six months of the closing, the Company is unable to successfully obtain ownership of all of Soluble’s interest under its license agreement with the UAB Research Foundation. As a result of the acquisition which was treated as an asset acquisition, the Company recognized fixed assets of $1,492,500.

June 2020 Warrant exercise and issuance

During June 2020, the Company entered into an agreement with certain accredited institutional investors to immediately exercise for cash an aggregate of 1,396,826 of the warrants issued in connection with the May 2020 Registered Direct Offering, exercisable immediately at the exercise price of $1.45 per share of common stock plus an additional $0.125 for each new warrant to purchase up to a number of shares of common stock equal to 100% of the number of shares issued pursuant to the exercise of the existing warrants. The new warrants are exercisable immediately and have a term of five and one-half years and an exercise price per share equal to $1.80. The Company received $2,130,701 in gross proceeds and net proceeds of $1,865,800 after deducting the placement agent fees and offering expenses payable by the Company. The Company expects to use the net proceeds of these transactions for general corporate and working capital purposes.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2018	366,928	$17.03	362,664	$41.67

Issued	423,295	6.53	1,869,299	9.25
Forfeited	(23,799)	13.30	(653)	3,249.28
Exercised	-	-	(59,700)	0.10

Outstanding at December 31, 2019	766,424	$11.34	2,171,610	$15.26

Issued	76,862	1.93	7,992,706	1.54
Forfeited	(25,169)	7.58	(119,441)	6.47
Exercised	-	-	(2,786,992)	0.79

Outstanding at June 30, 2020	818,117	$10.54	7,257,883	$5.83

Stock-based compensation expense recognized for three months ended June 30, 2020 and June 30, 2019 was $134,939 and $1,380,620, respectively. Stock-based compensation expense recognized for six months ended June 30, 2020 and June 30, 2019 was $422,777 and $1,644,220, respectively. The Company has $59,210 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 18 months.

NOTE 8 - DERIVATIVES

Management concluded the September 2018 bridge loan contains a conversion feature which is an embedded derivative and required bifurcation. The embedded derivative’s value was determined using the discounted stock price for the 20-trading days preceding the balance sheet date and the assumption of conversion on that date, as management believed it was probable that the notes would be convertible based on management’s expectation that additional financing would be required. During the six months ended June 30, 2020, the maximum number of conversions was reached. The Company recognized an unrealized gain or (loss) for the corresponding change in fair value of $50,989 and ($211,939) for the three months ended June 30, 2020 and June 30, 2019, respectively and $50,989 and ($231,347) for the six months ended June 30, 2020 and June 30, 2019, respectively. The fair value of the derivative liability related to the bridge loan was zero as of June 30, 2020 and $50,989 as of December 31, 2019.

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

Management concluded the Promissory Note 2020 contains a conversion feature and a put each of which is an embedded derivative and are required to be bifurcated. In accordance with ASC 815, Derivatives and Hedging, the Company combined these two embedded derivatives into a single derivative and determined the fair value to record within the derivative liability on the condensed consolidated balance sheet. At inception, the fair value of the derivative liability was $68,796, $52,125 and $20,542 for the first, second and third tranches, respectively. During the three months ended June 30, 2020, the Company recognized a gain on the change in the fair value of the derivative liability. As of June 30, 2020, the fair value of the derivative liability was $7,628, $8,907 and $12,210 for the first, second and third tranches, respectively.

Management concluded the A, B and agent warrants issued in connection with the March 2020 Private Placement discussed above are a derivative liability due to certain features of the warrants which could, in certain circumstances, result in the holder receiving the Black Scholes value of the outstanding warrants in the same type of consideration as the common stockholders. As a result, in those circumstances, the amount of consideration would differ from that provided to holders of common stock, therefore, the warrants have been classified as a liability. At inception, the A, B and agent warrants had a fair value of $2,669,995. As of June 30, 2020, the fair value of the A, B and agent warrants was determined to be $2,830,744 and the Company recorded a loss on the change in fair value of $51,026 and $160,749 during the three and six months ended June 30, 2020, respectively.

Management concluded the warrants and agent warrants issued in connection with the May 2020 Offering discussed above are a derivative liability due to certain features of the warrants which could, in certain circumstances, result in the holder receiving the Black Scholes value of the outstanding warrants in the same type of consideration as the common stockholders. As a result, in those circumstances, the amount of consideration would differ from that provided to holders of common stock, therefore, the warrants have been classified as a liability. At inception, the warrants and agent warrants had a fair value of $1,324,184. During June 2020, the investors exercised the warrants and exchanged the warrants for shares of common stock as discussed above. The Company recorded a loss on the change in fair value of the warrants of $460,065 during the three and six months ended June 30, 2020. As of June 30, 2020, the fair value of the agent warrants was determined to be $108,527 and the Company recorded a loss on the change in fair value of the agent warrants of $26,033 during the three and six months ended June 30, 2020.

In connection with the June 2020 Warrant exercise and issuance, management concluded the warrants and agent warrants issued in connection with the June 2020 Warrant exercise and issuance, discussed above, are a derivative liability due to certain features of the warrants which could, in certain circumstances, result in the holder receiving the Black Scholes value of the outstanding warrants in the same type of consideration as the common stockholders. As a result, in those circumstances, the amount of consideration would differ from that provided to holders of common stock, therefore, the warrants have been classified as a liability. At inception, the warrants and agent warrants had a fair value of $1,749,721. As of June 30, 2020, the fair value of the warrants was determined to be $1,555,653 and as of June 30, 2020, the fair value of the agent warrants was determined to be $105,901 .The Company recorded a gain on the change in fair value of the warrants of $82,322 during the three and six months ended June 30, 2020 and the Company recorded a gain on the change in fair value of the agent warrants of $5,845 during the three and six months ended June 30, 2020.

The table below discloses changes in value of the Company’s embedded derivative liabilities related to the bridge loan and the derivative included in the note payable agreements with Dr. Schwartz.

Derivative liability balance at December 31, 2019	$50,989
Derivative instrument recognized for A, B and Agent Warrants	2,669,995
Derivative instrument related to Promissory Note 2020	120,921
Gain recognized to revalue derivative instrument at fair value	(27,107)
Derivative liability balance at March 30, 2020	$2,814,798
Derivative instrument recognized for May 2020 Warrants	1,324,184
Derivative instrument recognized for June 2020 Warrants	1,749,721
Derivative instrument related to Promissory Note 2020	20,542
Reclassification of Warrant liabilities to Equity on exercise	(1,701,756)
Loss recognized to revalue derivative instrument at fair value	422,081
Derivative liability balance at June 30, 2020	$4,629,570

NOTE 9 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common shareholders per common share: basic and diluted calculation	$(3,577,378)	$1,444,706	$(8,106,695)	$(1,848,478)

Denominator:
Weighted average common shares outstanding-basic (1)	9,838,152	2,960,937	7,362,240	2,274,754
Effect of diluted stock options, warrants, and preferred stock (2)		3,046,141
Weighted average common shares outstanding - diluted	9,838,152	6,007,078	7,362,240	2,274,754
Gain (loss) per common share-basic	$(0.36)	$0.49	$(1.10)	$(0.81)
Gain (loss) per common share- diluted	$(0.36)	$0.24	$(1.10)	$(0.81)

(1)	Includes 1,390,166 contingently issuable shares related to prefunded warrants when outstanding during the six months ended June 30, 2020 and 122,000 abeyance shares during the six months ended June 30, 2020.

(2)	The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Six months ended June 30,
	2020	2019
Options	818,117	729,975
Warrants	7,257,883	2,025,971
Convertible debt	574,367	130,307
Preferred stock: series B	79,246	79,246
Preferred stock: series D	-	350,004
Preferred stock: series E	-	1,484,634

NOTE 10 - SEGMENTS

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

The Company has three operating segments: domestic, international, and Helomics. See discussion of revenue recognition in Note 1 – Summary of Significant Accounting Policies for a description of the products and services recognized in each segment. The segment revenues and segment net losses for the three and six months ended June 30, 2020 are included in the table below. All revenues are earned from external customers.

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Domestic	$173,738	$259,082	$453,551	$478,743
International	-	1,464	-	37,044
Helomics	9,046	25,605	24,176	25,605
Corporate	-	-	-	-
Total	$182,784	$286,151	$477,727	$541,392

Segment Gain (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Domestic	$(524,744)	$(917,754)	$(865,524)	$(1,859,477)
International	(47,923)	(97,552)	(116,988)	(196,213)
Helomics	(1,795,312)	(1,663,937)	(3,207,777)	(1,663,937)
Corporate	(1,209,399)	4,144,347	(3,916,406)	1,891,547
Total	$(3,577,378)	$1,465,104	$(8,106,695)	$(1,828,080)

Assets

	As of June 30,	As of December 31,
	2020	2019
Domestic	$770,156	$670,841
International	279,627	298,952
Helomics	22,270,730	21,275,306
Corporate	4,175,888	130,411
Total	$27,496,401	$22,375,510

NOTE 11 – LEASES

On May 1, 2020, the Company signed an amendment to its lease for the Helomics’ offices located at 91 43rd Street, Pittsburgh, Pennsylvania. The lease was last amended on October 27, 2017. The lease will end February 28, 2021 and as amended, will include two one-year renewal terms which the Company concluded are reasonably certain to be exercised. The Company also entered into a sublease agreement for a portion of the space leased at 91 43rd Street. There were no other changes to the Company’s leases during the quarter.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

NOTE 13 – SUBSEQUENT EVENTS

Acquisition of Quantitative Medicine

On July 1, 2020, the Company entered into an Asset Purchase Agreement with Quantitative Medicine LLC (“QM), a Delaware limited liability company and its owners (collectively, the “Selling Parties”) and simultaneously completed the acquisition of substantially all of QM’s assets owned by Seller. QM is a biomedical analytics and computational biology company that developed a novel, computational drug discovery platform called CoRE. CoRE is designed to dramatically reduce the time, cost, and financial risk of discovering new therapeutic drugs by predicting the main effects of drugs on target molecules that mediate disease. In exchange for QM’s assets, including CoRE, the Company provided consideration in the form of 954,719 shares of common stock, which, when issued, had a market value of $1,750,000. 477,359 shares, representing half of the shares issued, were deposited and held in escrow upon issuance, while 207,144 of the remaining shares were issued to Carnegie Mellon University (“CMU”) in satisfaction of all pre-closing amounts owed to CMU under a technology licensing agreement that was assumed by the Company on the closing date. Half of the shares held in escrow will be released on the six month anniversary of the closing date, and the other half will be released on the one year anniversary of the closing date; provided, however, that all or some of the escrow shares may be released and returned to the Company for reimbursement in the event that the Company suffers a loss against which the Selling Parties have indemnified the Company pursuant to the Agreement.

Amendments to and Extensions of Promissory Notes. Effective July 15, 2020, the Company entered into amendments to promissory notes with a total principal amount of $4,152,609, under which the maturity of the notes was extended to September 30, 2020. The notes previously had maturity dates of July 15, 2020, August 5, 2020, September 5, 2020 and October 5, 2020. In exchange for such extension, the outstanding principal amount of the First Oasis Note was increased by $345,000, such that, as of the effective date of the amendment, the outstanding principal amount owed under the First Oasis Note was $1,280,833 and the outstanding principal amount of the Second Oasis Note was increased by $172,500, such that, as of the effective date of the amendment, the outstanding principal amount owed under the Second Oasis Note was $1,622,500.

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

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties, many of which are beyond our control. Actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

•	We may not be able to continue operating without additional financing;
•	Current negative operating cash flows;
•	The terms of any further financing, which may be highly dilutive and may include onerous terms;
•	Significant debt repayments due in September 2020, which the Company will likely need to extend or restructure, with no assurance that this will be possible;
•	Risks related to the 2019 merger with Helomics including; 1) significant goodwill could result in further impairment; 2) possible failure to realize anticipated benefits of the merger; 3) costs associated with the merger may be higher than expected; 4) the merger may result in the disruption of our existing businesses; and 5) distraction of management and diversion of resources;
•	Risks related to our partnerships with other companies, including the need to negotiate the definitive agreements; possible failure to realize anticipated benefits of these partnerships; and costs of providing funding to our partner companies, which may never be repaid or provide anticipated returns;
•	Risks related to the transaction with Quantitative Medicine including: 1) possible failure to realize anticipated benefits of the acquisition; 2) costs associated with the acquisition may be higher than expected; 3) the acquisition may result in the disruption of our existing businesses; and 4) distraction of management and diversion of resources;
•	Risks related to the transaction with InventaBioTech for the asset purchase from Soluble Therapeutics and BioDtech including: 1) possible failure to realize anticipated benefits of the transaction; 2) costs associated with the transaction may be higher than expected; 3) the transaction may result in the disruption of our existing businesses; and 4) distraction of management and diversion of resources;;
•	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;
•	The impact of competition;
•	Acquisition and maintenance of any necessary regulatory clearances applicable to applications of our technology;
•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;
•	Risk that we never become profitable if our product is not accepted by potential customers;
•	Possible impact of government regulation and scrutiny;
•	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;
•	Adverse results of any legal proceedings;

•	The volatility of our operating results and financial condition, and,
•	Risk that our business and operations will continue to be materially and adversely affected by the COVID-19 pandemic, which has (1) impacted a significant supplier; (2) resulted in a reduction in on-site staff at several of our facilities and in delayed production and less efficiency; and (3) impacted our sales efforts, accounts receivable, and terms demanded by suppliers; and
•	Other specific risks that may be alluded to in this report.

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

Our CRO services business applies these AI-driven predictive models coupled with our unique proprietary TruTumor PDx model to address a range of needs from discovery through clinical and translational research, to clinical trials and diagnostic development and validation as noted below:

Research

•	Biomarker discovery

•	Drug discovery

•	Drug-repurposing

Development

•	Patient enrichment &selection for trials

•	Clinical trial optimization

•	Adaptive trials

Clinical Decision Support

•	Patient stratification

•	Treatment selection

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

Quantitative Medicine

On July 1, 2020, the Company acquired the assets of Quantitative Medicine LLC (“QM”). QM is a biomedical analytics and computational biology company that developed a novel, computational drug discovery platform called CoRE. CoRE is designed to dramatically reduce the time, cost, and financial risk of discovering new therapeutic drugs by predicting the main effects of drugs on target molecules that mediate disease. By coupling CoRE, with Helomics’ TruTumor™ PDx tumor platform, Helomics multi-omic database of biochemical and clinical information on patients with cancer, and AI-driven predictive models, we will offer a novel, one-of-a-kind capability for discovery of precision therapies that are expected to have considerable value to the industry.

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

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $3,577,378 and $8,106,695 for the three and six months ended June 30, 2020, respectively and earned net income of $1,444,706 and then incurred a net loss of approximately $1,848,478 for the three and six months ended June 30, 2019. As of June 30, 2020, and December 31, 2019, we had an accumulated deficit of $90,605,406 and $82,498,711, respectively.

We have never generated sufficient revenues to fund our capital requirements. From 2009 through 2018, we built the Skyline Medical business, building a national sales network and international sales. However, the Skyline Medical business has never reached profitability. In 2017, we determined to diversify our business by investing in ventures in the precision medicine business, including making significant loans and investments in early stage companies. These activities led to the acquisition of Helomics in April 2019, which has accelerated our capital needs further. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Plan of Financing; Going Concern Qualification” and “Liquidity and Capital Resources –Financing Transactions” below.

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

Results of Operations

Comparison of three and six months ended June 30, 2020 and June 30, 2019

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Difference	2020	2019	Difference
Revenue	$182,784	$286,151	$(103,367)	$477,727	$541,392	$(63,665)
Cost of goods sold	85,261	118,390	(33,129)	177,918	192,106	(14,188)
General and administrative expense	3,211,817	3,310,368	(98,551)	6,040,293	4,808,314	1,231,979
Operations expense	521,116	1,271,258	(750,142)	1,069,869	1,737,824	(667,955)
Sales and marketing expense	133,015	685,029	(552,014)	397,424	1,239,245	(841,821)

Revenue. We recorded revenue of $182,784 and $286,151 in the three months ended June 30, 2020 and 2019, respectively.  We sold 1 and 7 STREAMWAY System units during the three months ended June 30, 2020 and 2019, respectively.

We recorded revenue of $477,727 and $541,392 in the six months ended June 30, 2020 and 2019, respectively. All revenue was derived from the Skyline Medical business except for $24,176 and $25,605 in Helomics revenues during the six months ended June 30, 2020 and 2019, respectively. There were 6 and 14 sales of STREAMWAY units in the six months ended June 30, 2020 and 2019, respectively.

Cost of goods sold. Cost of sales was $85,261 and $177,918 in the three and six months ended June 30, 2020 and $118,390 and $192,106 in the three and six months ended June 30, 2019. The gross profit margin was approximately 53% and 63% in the three and six months ended June 30, 2020, compared to 59% and 65% in the prior year. Our margins decreased in the current year as costs were higher, which more than offset the revenue earned in the current period. Exclusive of Helomics, gross profit margin related to the Skyline Medical business was 76% in the six months ended June 30, 2020 and approximately 65% in the six months ended June 30, 2019.

General and administrative expense. General and administrative (“G&A) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and administrative (G&A expenses decreased by $98,551 for the three months ended June 30, 2020 compared to 2019. The decrease was primarily due to a decrease of approximately $600,000 related to share-based compensation for awards made in 2019 and a credit loss on notes receivables recorded in 2019, offset by increases in severance and related expenses associated with cost management efforts.

General and administrative (G&A expenses increased by $1,231,979 for the six months ended June 30, 2020 compared to 2019. The increase was primarily due an increase in costs related to salaries and related costs associated with increased headcount as compared to 2019 primarily in the Helomics division and approximately $700,000 increase in severance and related expenses linked with cost management efforts in 2020, offset by 57% decline in costs related to share-based compensation for awards made in 2019.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing.

Operations expense decreased by $750,142 to $521,116 in the three months ended June 30, 2020 compared to 2019 and decreased by $667,955 to $1,069,869 in the six months ended June 30, 2020 compared to 2019. The decrease was primarily due to lower costs related share-based compensation for awards made in 2019 and, partially offset by a reduction in research and development costs.

Sales and marketing expense. Sales and marketing expense consisted of expenses required to sell products through independent reps, attendance at trade shows, product literature and other sales and marketing activities.

Sales and marketing expense decreased by $552,014 to $133,015 in the three months ended June 30, 2020 compared to $685,029 in the comparable period in 2019. Such expenses related almost exclusively to the Skyline Medical business. The decrease in 2020 was a direct result of the strategic decision focus on the precision medicine business and reduce the emphasis on expenditures in the Skyline Medical business. These factors decreased our expenses for public relations and salary and travel costs for sales staff.

Impact of minority investment on net loss. The net loss for the six months ended June 30, 2019 includes a loss on equity method investment of $439,637. The 2019 loss represented a portion of Helomics’ net loss from continuing operations prior to the merger on April 4, 2019 and resulted from our ownership of 25% of Helomics’ capital stock before the merger. Commencing with the merger effective April 4, 2019, we own 100% of the Helomics business, which is included in the consolidated financial statements.

Other income. We earned other income of $52,965 in the three months ended June 30, 2020 compared to ($3,223) in the comparable period in 2019 and earned other income of $52,968 in the six months ended June 30, 2020 compared to $50,209 in the comparable period in 2019. Other income included interest and dividend income.

Other expense. We incurred other expense of $729,837 in the three months ended June 30, 2020 compared to $607,343 in the comparable period in 2019 and incurred other expense of $1,846,912 in the six months ended June 30, 2020 compared to $1,157,711 in the comparable period in 2019. Other expense consisted primarily of net interest expense, payment penalties, amortization of original issue discounts, and loss on debt extinguishment related to our notes payable.

Gain (loss) on derivative instruments. We incurred a loss of $422,081 in the three months ended June 30, 2020 compared to $211,940 in the comparable period in 2019 and incurred losses of $394,974 in the six months ended June 30, 2020 compared to $231,348 in the comparable period in 2019 related to the changes in fair market value on derivatives.

Gain on notes receivable associated with asset purchase. We had a gain on notes receivable associated with the acquisition of assets from Soluble and BioDTech of $1,290,000 in the three and six months ended June 30, 2020, with no comparable amounts in 2019.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $6,721,084 and $4,045,495 for the six months ended June 30, 2020 and June 30, 2019, respectively. Cash used in operating activities increased in the 2020 period primarily because of the increase in total operating expense and the additional costs related to the Helomics business.

Cash flows provided by investing activities were $89,976 for the six months ended June 30, 2020 and cash flows used in investing activities was $580,913 for the six months ended June 30, 2019, respectively. Cash provided during the six months ended June 30, 2020 was from the sale of certain fixed assets from our Helomics division and was offset by cash used for the acquisition of intangible assets. Cash used in the six months ended June 30, 2019 was for cash advances made to Helomics prior to the acquisition but was partially offset by cash received from Helomics on the acquisition date.

Net cash provided by financing activities was $9,874,355 and $4,533,813 for the six months ended June 30, 2020 and June 30, 2019, respectively. The cash provided in the six months ended June 30, 2020 were primarily due to proceeds from debt issuance, proceeds from issuance of common stock, prefunded warrants, warrant exercises and issuances related to various transactions, and proceeds from the issuance common stock pursuant to the equity line agreement, each discussed below in “Financing Transactions”.

Liquidity, Plan of Financing, and Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was $90,605,406 as of June 30, 2020. We have not achieved profitability and anticipate that we will continue to incur net losses at least through the remainder of 2020. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, public offerings, and loan agreements.

During the first quarter of 2020, we entered into short-term borrowings with an investor for cash proceeds of $1,020,000. On October 24, 2019, we entered into an equity purchase agreement with an investor, providing for an equity financing facility. From January 1, 2020 through March 12, 2020, we issued an aggregate 943,000 shares of common stock valued at $1,869,899. The Company used a portion of the net proceeds to repay $821,916 of the short-term borrowings. In February 2020, we entered into a sale of a secured promissory note to a private investor for $1,450,000 with total net proceeds of $1,200,000. In March 2020, we received gross proceeds of $3,498,612 from the sale of common stock, common stock equivalents, and warrants. In May 2020, we received gross proceeds of $2,200,001 from a registered direct offering of common stock and a concurrent private placement of warrants. The Company used approximately $482,525 of the net proceeds from the offering to repay certain indebtedness to Oasis Capital, LLC and agreed to use the remaining net proceeds from the offering for general corporate purposes. In June 2020, we received gross proceeds of $2,130,701 for the exercise of warrants and the issuance of additional warrants.

As a result of the extension of Amendments to and Extensions of Promissory Notes described under “Financing Transactions” below, our secured notes are now due on September 30, 2020, with a total amount payable on that date of $5,984,131 (including current principal and assumed interest and a 20% premium payable upon repayment), unless portions of certain notes are converted or unless notes are further extended.

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

February 2020 Convertible Note

On February 5, 2020, we entered into a securities purchase agreement with an investor, pursuant to which we issued a convertible promissory note to the investor in the principal amount of $1,450,000 in exchange for cash proceeds of $1,200,000. $240,000 of the note’s principal represents an original issue discount (“OID”) and the remaining $10,000 represents a credit for the investor’s transaction expenses. We granted to the investor a security interest in our assets to secure repayment of the note. The principal amount of the note accrues interest at a rate of 8% per annum (with six months of interest guaranteed). Effective July 15, 2020, the Company entered into amendments to promissory notes under which the maturity of the notes was extended to September 30, 2020. Unless previously converted, the note will mature and become due and payable on September 30, 2020 (See Note 13 – Subsequent events). We will incur a 20% repayment charge in connection with any repayment of principal under the note. Subject to certain limitations, the outstanding principal amount of the note and interest thereon are convertible at the election of the investor into shares of our common stock at a conversion price equal to $2.589. Advances under the note were made in three tranches. Net proceeds of $400,000 were received for the first, second and third tranches on February 5, 2020, March 5, 2020 and April 5, 2020, respectively. We issued to the investor five-year warrants to purchase 94,631, 92,700 and 92,700 shares of our common stock at the closing of the first, second and third tranches, respectively, and issued warrants to purchase 92,700 shares at the closing of the third tranche. The warrants are exercisable beginning on the sixth month anniversary of the issuance date at an exercise price equal $2.992 per share. As additional consideration for the investment, we issued 46,875 shares of our common stock as inducement shares to the investor at the closing of the first tranche.

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

On March 19, 2020, we entered into an amendment to the Senior Secured Promissory Note dated September 27, 2019 issued to Oasis Capital, LLC (the “Oasis Note”). Under the amendment, the maturity date of the Oasis Note was extended from March 27, 2020 to June 28, 2020. In exchange for such extension, the outstanding principal amount of the Oasis Note was increased by $300,000, such that, as of the effective date of the amendment, the outstanding principal amount owed under the Oasis Note was $980,833. Under the amendment, through March 26, 2020, the holder waived its rights under the Oasis Note to have the Oasis Note repaid from the proceeds of any financing consummated by us. In exchange for such waiver, we issued 30,000 shares of common stock to the holder.

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

May 2020 Registered Direct Offering of Common Stock and Concurrent Private Placement of Warrants

During May 2020, the Company entered into a securities purchase agreement with certain accredited investors for a registered direct offering of 1,396,826 shares of common stock, par value $0.01 per share. The shares were registered pursuant to the Company’s registration statement on Form S-3 (File No. 333-234073) (the “Shelf Registration Statement”) which was declared effective by the SEC on December 20, 2019. In a concurrent private placement, the Company also issued such investors warrants to purchase up to an aggregate of 1,396,826 shares of our common stock. The Warrants were not registered pursuant to the Shelf Registration Statement. The Company filed a registration statement providing for the resale of the shares of common stock issuable upon the exercise of the Warrants, which was declared effective on July 21, 2020. The Shares and the Warrants were sold at a combined offering price of $1.575 per Share and associated Warrant. Each Warrant is exercisable immediately upon issuance at an exercise price of $1.45 per share and will expire five and one-half years from the issue date. The sale of the offering shares and associated warrants resulted in gross proceeds of $2,200,001 and net proceeds of $1,930,101 after deducting the placement agent fees and estimated offering expenses payable by the Company. The Company used approximately $482,525 of the net proceeds from the offering to repay certain indebtedness and agreed to use the remaining net proceeds from the offering for general corporate purposes. The offering closed on May 8, 2020.

June 2020 Warrant exercise and issuance

During June 2020, the Company entered into an agreement with certain accredited institutional investors to immediately exercise in cash an aggregate of 1,396,826 of the warrants issued in connection with the May 2020 Registered Direct Offering, exercisable immediately at $1.45 per share of common stock at the exercise price of $1.45 per share plus an additional $0.125 for each new warrant to purchase up to a number of shares of common stock equal to 100% of the number of shares issued pursuant to the exercise of the existing warrants. The new warrants are exercisable immediately and have a term of five and one-half years and an exercise price per share equal to $1.80. The Company received $2,130,701 in gross proceeds and net proceeds of $1,865,800 after deducting the placement agent fees and estimated offering expenses payable by the Company. The Company expects to use the net proceeds of these transactions for general corporate and working capital purposes.

Amendments to and Extensions of Promissory Notes

Effective July 15, 2020, the Company entered into amendments to promissory notes with a total principal amount of $4,152,609, under which the maturity of the notes was extended to September 30, 2020. The notes previously had maturity dates of July 15, 2020, August 5, 2020, September 5, 2020 and October 5, 2020. In exchange for such extension, the outstanding principal amount of the First Oasis Note was increased by $345,000, such that, as of the effective date of the amendment, the outstanding principal amount owed under the First Oasis Note was $1,280,833 and the outstanding principal amount of the Second Oasis Note was increased by $172,500, such that, as of the effective date of the amendment, the outstanding principal amount owed under the Second Oasis Note was $1,622,500.

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

Based on their evaluation as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2020 for the reasons described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the remainder of 2020. We had cash of $3,394,078 as of June 30, 2020 and will need to raise significant additional capital to meet our operating needs, support strategic investments, and pay debt obligations coming due.

As a result of the extension of Amendments to and Extensions of Promissory Notes described under “Financing Transactions” below, our secured notes are now due on September 30, 2020, with a total amount payable on that date of $5,984,131 (including current principal and assumed interest and a 20% premium payable upon repayment), unless portions of certain notes are converted or unless notes are further extended.

On October 24, 2019, we entered into an equity purchase agreement with Oasis Capital, LLC (“Oasis”) providing for a $15,000,000 equity line. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, we may provide Oasis with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of our common stock. During the six months ended June 30, 2020, the Company issued 943,000 shares of common stock valued at $1,869,899 pursuant to the equity line. As of June 30, 2020, there was $12,810,907 remaining available balance under the equity line. Additional needs to access this line will be dilutive.

In the first half of 2020, the Company completed various debt, equity and other financing activities and raised net proceeds of $9,874,355, net of repayments. We will require additional funding to finance operating expenses, invest in our sales organization and new product development, compete in the international marketplace, and develop the strategic assets of our Helomics businesses. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our transactions during the six months ended June 30, 2020 involving sales of our securities that were not registered under the Securities Act:

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

On March 18, 2020, we issued sold and issued to private investors (i) 260,000 shares of common stock, at a sale price of $2.121 per share; (ii) prefunded warrants to acquire 1,390,166 shares of common stock, sold at $2.12 per share and exercisable at an exercise price of $0.001 per share; (iii) Series A warrants to acquire 1,650,166 shares of Common Stock at $1.88 per share, exercisable immediately and terminating five and one-half years after the date of issuance; and (iv) Series B warrants to acquire 1,650,166 shares of Common Stock at $1.88 per share, exercisable immediately and terminating two years after the date of issuance.

On May 27, 2020, the Company issued 125,000 shares of common stock and waived all existing claims that the Company has or may have against InventaBioTech (f/k/a CytoBioscience, Inc.) in connection with the acquisition of the assets of Soluble and BioDtech.

On May 8, 2020, in a private placement concurrent with a registered direct offering, the Company issued warrants to the investors to purchase up to an aggregate of 1,396,826 shares of our common stock at $1.45 per share. On June 29, 2020, the investors exercised such warrants in connection with warrant exercise agreements. Under the agreements, in consideration of such exercise and a payment of $0.125 per warrant, the investors received new warrants to purchase 1,396,826 shares at $1.80 per share.

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

PREDICTIVE ONCOLOGY INC.

Date: August 13, 2020	By:	/s/ Carl Schwartz
Carl Schwartz
Chief Executive Officer

Date: August 13, 2020	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

1.1	Engagement Letter with H.C. Wainwright &Co. dated May 6, 2020 (1) Exhibit 1.1

2.1	Asset Purchase Agreement, dated as of May 27, 2020, by and among InventaBioTech, Inc., Soluble Therapeutics, Inc. and the Company (4) Exhibit 2.1

2.2	Asset Purchase Agreement, dated as of July 1, 2020, is entered into by and among Quantitative Medicine LLC and the Company (6) Exhibit 2.2

4.1	Form of Common Stock Purchase Warrant (1) Exhibit 4.1

4.2	Form of Common Stock Purchase Warrant (5) Exhibit 4.2

10.1	Exchange Agreement by and between the Company and Carl Schwartz (2) Exhibit 10.1

10.2	Promissory Note dated April 20, 2020 between the Company and Park State Bank (3) Exhibit 10.2

10.3	Securities Purchase Agreement, dated May 6, 2020, by and between Predictive Oncology Inc. and certain Purchasers (1) Exhibit 10.3

10.4	Warrant Exercise Letter Agreement entered into with certain investors (5) Exhibit 10.4

10.5	Amendment #4 To The Amended And Restated Senior Secured Promissory Note Originally Issued on September 28, 2018 entered into effective July 15, 2020, by and between the Company and L2 Capital, LLC (7) Exhibit 10.5

10.6	Amendment #2 To The Senior Secured Promissory Note Originally Issued On September 27, 2019 Effective July 15, 2020, by and Between the Company and Oasis Capital, LLC (7) Exhibit 10.6

10.7	Amendment #1 To The Senior Secured Promissory Note Originally Issued On February 5, 2020 entered into effective July 15, 2020, by and between the Company and Oasis Capital, LLC (7) Exhibit 10.7

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1)	Filed on May 8, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on April 22, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on May 1, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on June 2, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on June 26, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on July 7, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on July 20, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

