Form 10-Q
period 2020-09-30
Predictive Oncology Inc.
filed 2020-11-16
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

☐ Yes ☒ No

As of November 11, 2020, the registrant had 17,676,621 shares of common stock, par value $0.01 per share outstanding.

PREDICTIVE ONCOLOGY INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$2,474,312	$150,831
Accounts Receivable	508,265	297,055
Inventories	205,908	190,156
Prepaid Expense and Other Assets	269,282	160,222
Total Current Assets	3,457,767	798,264

Fixed Assets, net	3,755,464	1,507,799
Intangibles, net	3,464,327	3,649,412
Lease Right-of-Use Assets	1,790,130	729,745
Goodwill	12,693,290	15,690,290
Total Assets	$25,160,978	22,375,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,628,944	$3,155,641
Notes Payable – Net of Discounts of $495,100 and $350,426	5,751,876	4,795,800
Accrued Expenses	2,530,385	2,371,633
Derivative Liability	1,052,494	50,989
Deferred Revenue	66,123	40,384
Lease Liability	577,505	459,481
Total Current Liabilities	11,607,327	10,873,928

Lease Liability – Net of current portion	1,221,806	270,264
Other long-term liabilities	95,079	-
Total Liabilities	12,924,212	11,144,192

Stockholders’ Equity:
Preferred Stock, 20,000,000 authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 and 79,246 shares outstanding	792	792
Series D Convertible Preferred Stock, $.01 par value, 3,500,000 shares authorized, 0 and 3,500,000 outstanding	-	35,000
Series E Convertible Preferred Stock, $.01 par value, 350 shares authorized, 0 and 258 outstanding	-	3
Common Stock, $.01 par value, 100,000,000 shares authorized, 16,593,283 and 4,056,652 outstanding	165,932	40,567
Additional paid-in capital	108,983,174	93,653,667
Accumulated Deficit	(96,913,132)	(82,498,711)

Total Stockholders' Equity	12,236,766	11,231,318

Total Liabilities and Stockholders' Equity	$25,160,978	$22,375,510

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$480,757	$522,696	$958,484	$1,064,088
Cost of goods sold	175,206	208,096	353,124	400,202
Gross margin	305,551	314,600	605,360	663,886

General and administrative expense	2,226,634	2,616,991	8,266,927	7,425,305
Operations expense	568,766	707,414	1,638,635	2,445,238
Sales and marketing expense	121,514	434,955	518,938	1,674,200
Loss on goodwill impairment	2,997,000	-	2,997,000	-
Total operating loss	(5,608,363)	(3,444,760)	(12,816,140)	(10,880,857)

Gain on revaluation of cash advances to Helomics	-	-	-	1,222,244
Other income	44,926	15,084	97,894	65,293
Other expense	(2,147,057)	(894,811)	(3,993,969)	(2,052,522)
Gain on derivative instruments	1,402,768	315,975	1,007,794	84,627
Gain on notes receivables associated with asset purchase	-	-	1,290,000	-
Loss on equity method investment	-	-	-	439,637
Gain on revaluation of equity method in investment	-	-	-	6,164,260
Net loss	$(6,307,726)	$(4,008,512)	$(14,414,421)	$(5,836,592)
Deemed dividend	554,287	125,801	554,287	146,199
Net loss attributable to common shareholders per common shares-basic and diluted	$(6,862,013)	$(4,134,313)	$(14,968,708)	$(5,982,791)
Loss per common share basic and diluted	$(0.46)	$(1.31)	$(1.51)	$(2.32)
Weighted average shared used in computation – basic and diluted	15,026,789	3,146,609	9,935,738	2,581,014

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Series B Preferred		Series D Preferred		Series E Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2019	79,246	$792	3,500,000	$35,000	258	$3	4,056,652	$40,567	$93,653,667	$(82,498,711)	$11,231,318
Shares issued pursuant to CEO exchange agreement							50,000	500	129,500		130,000
Inducement shares issued pursuant to promissory note extension							30,000	300	40,950		41,250
Issuance of shares and prefunded warrants pursuant to March 2020 private placement							260,000	2,600	455,223		457,823
Inducement shares issued pursuant to 2020 convertible debt and warrants							46,875	468	119,532		120,000
Warrants issued pursuant to 2020 convertible debt									116,951		116,951
Shares issued pursuant to note conversions - bridge loan							170,000	1,700	265,628		267,328
Shares issued pursuant to series E preferred stock conversions					(50)	(1)	141,191	1,412	(1,411)		-
Shares issued pursuant to Equity Line							943,000	9,430	1,860,469		1,869,899
Shares issued to consultant and other							155,000	1,550	360,750		362,300
Vesting expense									287,838		287,838
Net loss										(4,529,317)	(4,529,317)
Balance at 03/31/2020	79,246	$792	3,500,000	$35,000	208	$2	5,852,718	$58,527	$97,289,097	$(87,028,028)	$10,355,390
Warrants issued pursuant to 2020 convertible debt									62,373		62,373
Shares issued pursuant to CEO note conversion and accrued interest and exchange agreement							1,533,481	15,335	2,177,543		2,192,878
Shares issued pursuant to series E preferred stock conversions					(208)	(2)	1,257,416	12,574	(12,572)		-
Shares issued pursuant to series D preferred stock conversions			(3,500,000)	(35,000)			350,004	3,500	31,500		-
Issuance of shares from prefunded warrant exercises							1,390,166	13,902	(13,148)		754
Issuance of shares pursuant to May 2020 offering, net							1,396,826	13,968	591,949		605,917
Shares issued in connection with asset purchase agreement							115,000	1,150	185,150		186,300
Exercise of warrants and issuance of new warrants June 2020, net							1,274,826	12,748	1,682,237		1,694,985
Director compensation							20,350	204	34,796		35,000
Vesting expense									134,939		134,939
Net Loss										(3,577,378)	(3,577,378)
Balance at 06/30/20	79,246	$792	-	$-	-	$-	13,190,787	$131,908	$102,163,864	$(90,605,406)	$11,691,158
Shares issued in connection with asset purchase agreement							954,719	9,547	1,460.720		1,470,267
Repricing and Reclassification of warrants issued pursuant to convertible debt									1,865,953		1,865,953
Repricing and Reclassification of June 2020 warrants									803,455		803,455
Exercise of warrants							122,000	1,220	190,930		192,150
Share issuance to consultant and other							2,669	26	3,005		3,031
Shares issued pursuant to Equity Line							2,307,000	23,070	2,336,733		2,359,803
Director Compensation							16,108	161	23,839		24,000
Vesting expense and option repricing									134,675		134,675
Net loss										(6,307,726)	(6,307,726)
Balance at 09/30/20	79,246	$792	-	$-	-	$-	16,593,283	$165,932	$108,983,174	$(96,913,132)	$12,236,766

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series B Preferred		Series D Preferred		Series E Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2018	79,246	$792		$-		$-	1,409,175	$14,092	$63,146,533	$(63,107,945)	$53,472
Investment by CEO							7,813	78	49,922		50,000
Shares issued in forbearance agreement							16,667	166	158,183		158,349
Shares issued pursuant to S-3 public offering							286,375	2,864	2,426,845		2,429,709
Shares issued pursuant to note conversions							15,985	160	89,840		90,000
Warrants issued pursuant to CEO note payable									318,058		318,058
Vesting expense									263,600		263,600
Net loss										(3,293,184)	(3,293,184)
Balance at 03/31/2019	79,246	$792	-	$-	-	$-	1,736,015	$17,360	$66,452,982	$(66,401,129)	$70,005
Shares issued pursuant to note conversions							39,873	399	148,173		148,572
Stock issued to extinguish debt as part of Helomics purchase consideration							863,732	8,637	6,454,672		6,463,309
Warrants issued pursuant to CEO note payable									23,550		23,550
Stock issued for Helomics acquisition			3,500,000	35,000			400,000	4,000	5,573,250		5,612,250
Issuance of warrants as Helomics purchase consideration									6,261,591		6,261,591
Exercise of warrants							57,856	579	5,207		5,786
Issuance of Series E Preferred shares					84	1			743,559		743,560
Issuance of Noteholders’ warrants									117,241		117,241
Vesting expense									1,380,620		1,380,620
Net income										1,465,104	1,465,104
Balance at 06/30/19	79,246	$792	3,500,000	$35,000	84	$1	3,097,476	$30,975	$87,160,845	$(64,936,025)	$22,291,588
Shares issued pursuant to note conversions							26,573	266	99,734		100,000
Shares issued pursuant to bridge loan agreement							23,858	238	119,136		119,374
Warrants issued pursuant to CEO note payable									14,863		14,863
Exercise of warrants							1,844	18	166		184
Issuance of Series E Preferred shares					174	2			1,595,278		1,595,280
Expense warrants for note extension									60,100		60,100
Warrants issued pursuant to promissory note									180,640		180,640
Vesting expense									360,146		360,146
Net loss										(4,008,512)	(4,008,512)
Balance at 09/30/19	79,246	$792	3,500,000	$35,000	258	$3	3,149,751	$31,497	$89,590,908	$(68,944,537)	$20,713,663

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities:
Net loss	$(14,414,421)	$(5,836,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of credit loss on notes receivable	-	787,524
Accrued interest revenue	-	(34,917)
Loss on equity method investment	-	439,637
Gain on revaluation of equity method investment	-	(6,164,260)
Gain on note receivable in connection with asset purchase	(1,290,000)	-
Depreciation and amortization	716,595	483,631
Vesting expense	557,452	2,004,366
Equity instruments issued for management, consultant, and other	424,331	-
Amortization of debt discount	996,271	1,621,181
Loss on valuation of equity-linked instruments and derivative liability	(1,007,794)	(84,627)
Gain on revaluation of cash advances to Helomics	-	(1,222,244)
Debt extinguishment costs	1,996,681	204,750
Equity instruments issued in connection with 2020 convertible debt	20,695	-
Loss on goodwill impairment	2,997,000	-
Loss on fixed asset disposal	120,577	293

Changes in assets and liabilities:
Accounts receivable	(122,003)	68,252
Inventories	(15,752)	60,638
Prepaid expense and other assets	(109,060)	33,834
Accounts payable	(1,438,033)	942,183
Accrued expenses	587,937	751,975
Deferred revenue	25,739	7,573
Net cash used in operating activities:	(9,953,785)	(5,936,803)

Cash flow from investing activities:
Advance on notes receivable	-	(975,000)
Cash received from notes receivable	-	154,418
Cash received in Helomics Acquisition	-	248,102
Acquisition of fixed assets	(114,180)	-
Proceeds from asset sales	133,850	(855)
Acquisition of intangibles	(45,862)	(18,419)
Net cash used in investing activities:	(26,192)	(591,754)

Cash flow from financing activities:
Proceeds from debt issuance	2,761,867	2,250,000
Proceeds from exercise of warrants into common stock	1,935,854	5,970
Proceeds from issuance of Series E convertible preferred stock	-	2,338,840
Repayment of debt	(1,459,973)	(609,514)
Payment penalties	(247,327)	-
Proceeds from issuance of common stock pursuant to equity line	4,229,702	-
Issuance of common stock, A, B and prefunded warrants, net	5,057,919	2,479,708
Other financing (security deposit)	25,416	-
Net cash provided by financing activities	12,303,458	6,465,004

Net increase (decrease) in cash and cash equivalents	2,323,481	(63,553)
Cash at beginning of period	150,831	162,152
Cash at end of period	$2,474,312	$98,599
Non-cash transactions:
Consideration given for acquisition of Helomics	$-	$26,711,791
Forbearance settlement of bridge loan	-	503,009
Bridge loan conversion into common stock	267,328	338,573
Shares issued pursuant to CEO note conversion and accrued interest and exchange agreement	2,322,878	-
Fixed assets acquired for notes receivable and common stock	1,492,500	-
Fixed asset acquired for common stock	1,470,267	-
Increase to operating lease right of use asset and lease liability due to new and modified leases	1,417,076	-
Put and conversion derivative from debt issuance and modification	636,563
Warrants issued pursuant to debt issuance	179,324	180,640
Inducement shares issued pursuant to debt	140,555	-
Series D preferred stock conversions	35,000	-
Additional warrants issued pursuant to CEO note payable	-	47,078
Fixed assets sold for accounts receivable	89,207	-
Series E preferred stock conversion	3	-

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Predictive Oncology Inc. (the “Company”) was originally incorporated on April 23, 2002 in Minnesota as BioDrain Medical, Inc. Effective August 6, 2013, the Company changed its name to Skyline Medical Inc. Pursuant to an Agreement and Plan of Merger effective December 16, 2013, the Company merged with and into a Delaware corporation with the same name that was its wholly owned subsidiary, with such Delaware corporation as the surviving corporation of the merger. On August 31, 2015, the Company completed a successful offering and concurrent uplisting to the NASDAQ Capital Market. On February 1, 2018, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the corporate name from Skyline Medical Inc. to Precision Therapeutics Inc., effective February 1, 2018. Because of this change, the Company’s common stock traded under the ticker symbol “AIPT,” effective February 2, 2018. On June 10, 2019, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the corporate name from Precision Therapeutics Inc. to Predictive Oncology Inc., trading under the new ticker symbol “POAI,” effective June 13, 2019. Skyline Medical (“Skyline”) remains as an incorporated division of Predictive Oncology Inc. On October 28, 2019, the Company completed a one-for-ten reverse stock split that was effective for trading purposes on October 29, 2019. All numbers of shares and per-share amounts in this report have been adjusted to reflect the reverse stock split.

The Company is a healthcare company that provides personalized medicine solutions and medical devices in two main areas: (1) precision medicine, which aims to apply artificial intelligence to personalized medicine and drug discovery, primarily through its wholly owned subsidiary Helomics Holding Corporation (“Helomics”) and (2) an environmentally-safe system for the collection and disposal of infectious fluids that result from surgical procedures and post-operative care. The Company sells proprietary cleaning fluid and filters to users of its systems.

In addition, the Company’s wholly owned subsidiary, TumorGenesis Inc. (“TumorGenesis”), is developing the next generation, patient-derived tumor models for precision cancer therapy and drug development. TumorGenesis is presented as part of the condensed consolidated financial statements and is included in corporate in the Company’s segment reporting.

During the first quarter of 2018, the Company acquired 25% of the capital stock of Helomics Holding Corporation (“Helomics”). On April 4, 2019, the Company completed a forward triangular merger with Helomics Acquisition Inc., a wholly owned subsidiary of the Company and Helomics, acquiring the remaining 75% of the capital stock of Helomics.

The Company has incurred recurring losses from operations and has an accumulated deficit of $96,913,132 at September 30, 2020. The Company does not expect to generate sufficient operating revenue to sustain its operations in the near-term. During fiscal year 2019 and the nine months ended September 30, 2020, the Company incurred negative cash flows from operations. Although the Company has attempted to curtail expenses, there is no guarantee that the Company will be able to reduce these expenses significantly, and expenses may need to be higher to prepare product lines for broader sales in order to generate sustainable revenues. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The Company had cash and cash equivalents of $2,474,312 as of September 30, 2020 and needs to raise significant additional capital to meet its operating needs and pay debt obligations coming due. Outstanding debt, including accrued interest and penalties, totaled $7,872,542 as of September 30, 2020, all of which is due within six months. Debt is secured by all assets of the Company and its subsidiaries. The Company intends to raise these funds through equity or debt financing that may include public offerings, private placements, alternative offerings, or other means. In October 2019, the Company entered into a purchase agreement for an equity line under which it can raise up to $15,000,000 over a three-year period, subject to market conditions including trading volume and stock price. As of September 30, 2020, there was $10,451,105 remaining available balance under the equity line, subject to market conditions including trading volume and stock price, and subject to other limitations. Given the limitations in place, there is no guarantee that the Company will be able to raise the full amount available under the equity line over the course of the three-year period. In nine months ended September 30, 2020, the Company completed various debt, equity and other financing activities and raised net proceeds of $12,303,458, net of repayments. Despite these sources of funding, it is not probable the Company will be able to obtain additional financing in order to fund operations. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Coronavirus Outbreak

In March 2020, the World Health Organization declared the recent spread of COVID-19 to be a global pandemic. In response to the crisis, emergency measures have been imposed by governments worldwide, including mandatory social distancing and the shutdown of non-essential businesses. These measures have adversely impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. While it is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting therefrom, our business and operations have been and will likely continue to be materially and adversely affected. For example, our contract manufacturer for the STREAMWAY® System has been forced to change locations, thereby delaying our order fulfillment for parts. We have also reduced on-site staff at several of our facilities, resulting in delayed production, less efficiency, and our sales staff is unable to visit with hospital administrators who are our customers and potential customers. In addition, COVID-19 has impacted the Company’s capital and financial resources, including our overall liquidity position and outlook. For instance, our accounts receivable has slowed while our suppliers continue to ask for pre-delivery deposits. Although we have received a Paycheck Protection Loan pursuant to the CARES Act which has helped fund some payroll costs, we may not be able to access necessary additional capital given the current condition of the financial markets. Further, there is no assurance that we will be able to obtain forgiveness of this loan. Thus, if COVID-19 continues to spread or the response to contain the virus is unsuccessful, we may continue to experience a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

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

The fair value of the Company’s investment securities, which consist of cash and cash equivalents, was determined based on Level 1 inputs. The fair values of the Company’s derivative liabilities were determined based on Level 3 inputs. See Note 8 – Derivatives. The fair values of the Company’s notes payable were determined based on Level 2 inputs. See Note 6 – Notes Payable.

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers, software and office equipment	3	-	10
Leasehold improvements (1)		5
Manufacturing tooling	3	-	7
Laboratory equipment	4	-	6
Demo equipment		3

(1)	Leasehold improvements are depreciated over the shorter of the useful life or the remaining lease term.

Upon retirement or sale of fixed assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations expense as incurred.

Long-lived Assets

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

The tradename was an indefinite-lived intangible asset and was not amortized during third quarter of 2020. The Company reviews its other intangible assets in accordance with ASC 350—Intangibles—Goodwill and Other. Under this topic, intangible assets determined to have an indefinite useful life are not amortized but are tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. Our impairment testing as of December 31, 2019 resulted in $770,250 of impairment charges to our intangible assets.

Given the decrease in the Company's market capitalization from June 30, 2020, the Company determined that potential impairment indicators were present and that an impairment assessment was warranted for long-lived assets. In evaluating tradename, estimated fair values were determined using discounted cash flows and implied royalty rates. Based on the results of the tradename assessments, the Company concluded that the fair values of the tradename exceeded the carrying values. The Company concluded there was no impairment of its intangible assets as of September 30, 2020.

As a part of the Company’s review of the tradename intangible asset associated with its Helomics operating segment, the Company has determined the asset is a finite lived asset. The useful life of the tradename has a useful life of eighteen and one—half years beginning September 30, 2020.

In evaluating other long-lived assets, the Company prepared the undiscounted cash flows per ASC 360. The Company concluded that the undiscounted cash flows of the long-lived assets exceeded the carrying values. The Company concluded there was no impairment of its finite lived assets as of September 30, 2020.

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

During the third quarter of 2020, the Company’s share price experienced a sustained reduction in trading values. This was also reflective of broader difficulties in the general economic conditions due to the COVID pandemic. Based on our examination of these and other qualitative factors at September 30, 2020, the Company concluded that that potential impairment indicators were present and that an impairment assessment was warranted for goodwill.

In testing goodwill for impairment as of September 30, 2020, the Company performed a quantitative impairment test, including computing the fair value of the Helomics reporting unit and comparing that value to its carrying value. Based upon the Company’s quantitative goodwill impairment test, the Company concluded that goodwill was impaired as of the testing date of September 30, 2020. Pursuant to ASU 2017-04 – Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The Company also completed a reconciliation between the implied equity valuation prepared and the Company’s market capitalization.

The quantitative review as of September 30, 2020 resulted in $2,997,000 of impairment expense related to goodwill. As of September 30, 2020, the cumulative impairment recorded was $11,097,000.

Goodwill balance at December 31, 2019	$15,690,290
Impairment	(2,997,000)
Goodwill balance at September 30, 2020	$12,693,290

When evaluating the fair value of Helomics reporting unit the Company used a discounted cash flow model and market comparisons. Key assumptions used to determine the estimated fair value included: (a) expected cash flow for the 20-year period following the testing date (including net revenues, costs of revenues, and operating expenses as well as estimated working capital needs and capital expenditures); (b) an estimated terminal value using a terminal year growth rate of 3.0% determined based on the growth prospects of the reporting unit; and (c) a discount rate of 25% based on management’s best estimate of the after-tax weighted average cost of capital. The discount rate included a Company specific risk premium of 10% for risks related to the term of the forecasts.

The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs.

The Company will continue to monitor its reporting units to determine whether events and circumstances warrant further interim impairment testing. Impairment of goodwill is not expected to be deductible for tax purposes. The Company can make no assurances that its goodwill will not be impaired in the future.

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

CRO Revenue

Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. The Company typically uses an input method that recognizes revenue based on the Company’s efforts to satisfy the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on the basis of the standalone selling price of each distinct good or service in the contract. Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met. Payment terms are net 30 from the invoice date, which is sent to the customer as the Company satisfies the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. This revenue stream is reported under the Helomics and Soluble (as defined below) segments

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of September 30, 2020, and December 31, 2019, accounts receivable totaled $508,265 and $297,055, respectively.

The Company’s deferred revenues related primarily to maintenance plans as of September 30, 2020 and December 31, 2019 were $66,123 and $40,384, respectively.

Valuation and accounting for stock options and warrants

The Company determines the grant date fair value of options and warrants using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility and estimated term.

The fair value of each option and warrant grant is estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2020			2019
	Stock Options
Expected dividend yield		0.0%			0.0%
Expected stock price volatility	82.6%	-	87%	78.6%	-	82.4%
Risk-free interest rate	0.13%	-	1.78%	1.5%	-	2.76%
Expected life (years)		10			10

	Warrants
Expected dividend yield		0.0%			0.0%
Expected stock price volatility	82.6%	-	87%	78.6%	-	82.4%
Risk-free interest rate	0.135%	-	0.79%	1.39%	-	2.58%
Expected life (years)	5	/	5.5		5

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

During 2020 and 2019, the Company believes it experienced an ownership change as defined in Section 382 of the Internal Revenue Code which will limit the ability to utilize the Company’s net operating losses (NOLs). The Company may have experienced additional ownership changes in earlier years further limiting the NOL carry-forwards that may be utilized. The Company has not yet completed a formal Section 382 analysis. The general limitation rules allow the Company to utilize its NOLs subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change

Tax years subsequent to 2017 remain open to examination by federal and state tax authorities.

Offering Costs

Costs incurred which are direct and incremental to an offering of the Company’s securities are deferred and charged against the proceeds of the offering, unless such costs are deemed to be insignificant in which case they are expensed as incurred.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has a credit risk of $1,781,714 for cash amounts held in a single institution that are in excess of amounts issued by the Federal Deposit Insurance Corporation.

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

Newly formed subsidiaries

The Company formed Extraordinary Vaccine Development Corporation as a wholly owned subsidiary in May 2020.

The Company also formed Soluble Biotech Inc. as a wholly owned subsidiary in May 2020. This subsidiary operates the assets of Soluble Therapeutics and BioDtech the Company acquired in May 2020. See Note 7 – Stockholders’ Equity, Stock options and Warrants - Acquisition from Soluble Therapeutics and BioDtech.

Recent Developments

On July 8, 2020, Andrew P. Reding resigned from the Board of Directors of the Company, effective immediately. Effective July 9, 2020, the Board elected Chuck Nuzum, Nancy Chung-Welch, Ph.D., and Gregory S. St.Clair to the Board. They were chosen to fill the vacancies created by the resignations of Pam Prior, Gerald J. Vardzel, Jr. and Andrew P. Reding, respectively. Mr. Nuzum was also chosen to chair the Board’s Audit Committee. As a Class I director, his term will expire at the 2022 annual meeting of the Company’s stockholders, while Dr. Chung-Welch’s and Mr. St. Clair’s terms will expire at the 2020 annual meeting of the Company’s stockholders (as with the other Class II directors). On April 2, 2020, J. Melville Engle was elected Chairman of the Board of Directors.

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

On May 27, 2020, the Company entered into an Asset Purchase Agreement with InventaBioTech, Inc. (“InventaBioTech”) and two of its subsidiaries, Soluble Therapeutics, Inc. (“Soluble”), and BioDtech, Inc. (“BioDtech”), and simultaneously completed the acquisition of substantially all of Soluble’s and BioDtech’s assets. In exchange, the Company issued 125,000 shares of common stock and waived all existing claims that the Company has or may have against InventaBioTech (f/k/a CytoBioscience, Inc.). Prior to the completion of the transaction, InventaBioTech owed the Company approximately $1,290,000 under the 2017 Promissory Note, which was secured by certain intellectual property and equipment useful in CRO. In connection with the asset purchase agreement, the Company recognized a gain on the note previously determined to be uncollectable of $1,290,000 and recognized fixed assets of $1,492,500.

NOTE 3 – INVENTORIES

Inventory balances are as follows:

	As of September 30, 2020	As of December 31, 2019

Finished goods	$118,059	$91,410
Raw materials	87,849	69,821
Work-In-Process	-	28,925
Total	$205,908	$190,156

NOTE 4 – FIXED ASSETS

The Company’s fixed assets consist of the following:

	As of September 30, 2020	As of December 31, 2019
Computers, software and office equipment	$1,862,669	$508,143
Leasehold improvements	216,514	188,014
Laboratory equipment	2,612,403	1,401,210
Manufacturing tooling	108,955	108,956
Demo equipment	69,606	73,051
Total	4,870,146	2,279,373
Less: Accumulated depreciation	1,114,682	771,574
Total Fixed Assets, Net	$3,755,464	$1,507,799

Depreciation expense was $485,648 and $284,150 during the nine months ended September 30, 2020 and 2019, respectively and $236,599 and $130,848 during the three months ended September 30, 2020 and 2019, respectively.

Acquisition of Quantitative Medicine

On July 1, 2020, the Company entered into an Asset Purchase Agreement with Quantitative Medicine LLC (“QM), a Delaware limited liability company and its owners and simultaneously completed the acquisition of substantially all of QM’s assets. See Note 7 –– Stockholders’ Equity, Stock Options and Warrants for additional information.

NOTE 5 – INTANGIBLE ASSETS

The components of intangible assets were as follows:

	As of September 30, 2020			As of December 31, 2019

	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$384,885	$(206,908)	$177,977	$339,023	$(195,286)	$143,737
Developed Technology	2,882,000	(216,150)	2,665,850	2,882,000	(108,075)	2,773,925
Customer Relationships	445,000	(222,500)	222,500	445,000	(111,250)	333,750
Tradename	398,000	-	398,000	398,000	-	398,000
Total	$4,109,885	$(645,558)	$3,464,327	$4,064,023	$(414,611)	$3,649,412

Amortization expense was $230,947 and $199,481 during the nine months ended September 30, 2020 and 2019, respectively and $77,258 and $93,421 during the three months ended September 30, 2020 and 2019, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2020:

Year ending December 31,	Expense
2020	$82,429
2021	329,715
2022	218,465
2023	181,381
2024	181,381
Thereafter	2,470,956
Total	$3,464,327

NOTE 6 – NOTES PAYABLE

The balances of notes payable were as follows:

	Due Date	As of September 30, 2020	As of December 31, 2019
Bridge loan	March 31, 2021	$1,721,776	$1,989,104
Promissory note 2019	March 31, 2021	2,015,833	680,833
Promissory note 2020	March 31, 2021	1,967,500	-
Paycheck Protection Plan	April 20, 2022	541,867
Short term borrowing	May 26, 2020	-	18,563
Short term borrowing	June 10, 2020	-	147,783
Short term borrowing	June 20, 2020	-	194,943
Dr. Schwartz notes	September 30, 2020	-	2,115,000
Total Notes Payable, gross		6,246,976	5,146,226
Less: Unamortized discount		495,100	350,426
Total Notes Payable, net		$5,751,876	$4,795,800

The fair value of the Company’s notes payable was $4,476,245 as of September 30, 2020 based on Level 2 inputs.

Bridge Loan

In September 2018, the Company issued convertible secured promissory notes to two private investors in the original principal amount of an aggregate $2,297,727 (the “bridge loan”) in exchange for cash proceeds of $2,000,000. As additional consideration for the loan, the Company issued an aggregate 65,000 shares of its common stock as inducement shares plus warrants to acquire up to an aggregate 107,178 shares of common stock at an exercise price of $11.55 per share. Pursuant to a security agreement between the Company and the investors, the Company granted to the investors a security interest in its assets to secure repayment of the note. The bridge loan accrues interest at a rate of 8% per annum. In February 2019, the Company entered into a forbearance agreement with the bridge loan investors pursuant to which, among other things, the investors agreed to forbear on their rights to accelerate the bridge loan based on an event of default and a claimed event of default. In connection with such forbearance, an additional $344,659 in principal and an additional 16,667 common shares were issued to the investors. In September 2019, the bridge loan of one investor was paid in full. On March 19, 2020, the Company and the remaining investor agreed to extend the note maturity to June 28, 2020. The Company and the remaining investor further agreed to extend the due date to July 15, 2020 and then in July 2020 agreed to extend to September 30, 2020. Effective September 30, 2020, the remaining investor and the Company agreed to extend to March 31, 2021.

No payment penalties were paid in relation to payments on the bridge loan during the three and nine months ended September 30, 2020 and $517,247 in payment penalties were accrued but not paid as of September 30, 2020. The outstanding principal balance of the bridge loan as of September 30, 2020 was $1,721,776, with an unamortized discount of $0.

Each investor received the right to convert all or any part of its bridge loan into shares of the Company’s common stock at a conversion factor that is the lesser of a discounted 20-day average price or a set price floor. The number of conversion shares that may be issued is subject to an exchange cap such that the sum of (1) the total number of conversion shares plus (2) the number of inducement shares is limited to an aggregate 267,833 shares. As of September 30, 2020, the maximum number of conversion shares have been issued, no additional shares are available to be issued related to this conversion option. During the nine months ended September 30, 2020 and 2019, the remaining investor converted $267,328 and $100,000 of the principal balance, respectively and received 170,000 and 26,573 shares of the Company’s common stock, respectively.

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

On March 19, 2020, the Company entered into an agreement to extend the due date of its Promissory Note 2019 from March 27, 2020 and March 31, 2020 to June 27, 2020. The Company increased the principal amount due on the note by $300,000 and issued 30,000 shares of its common stock as consideration for the extension. The change in value resulting from the extension exceeded 10% and as a result the extension was accounted for as an extinguishment under ASC 470, Debt. During the first quarter of 2020, the Company incurred a $300,000 loss on debt extinguishment related to the extension of the note.

The Company and the investor further agreed to extend the due date of the note to July 15, 2020 and then agreed to extend to September 30, 2020. The change in value resulting from the extension to September 30, 2020 exceeded 10% and as a result the extension was accounted for as an extinguishment under ASC 470, Debt. During the third quarter of 2020, the Company incurred a $345,000 loss on debt extinguishment related to the extension of the note to September 30, 2020.

Effective September 30, 2020, the investor and the Company agreed to further extend the maturity date of the note to March 31,2021. The change in value resulting from the extension to March 31, 2021 exceeded 10% and as a result the extension was accounted for as an extinguishment under ASC 470, Debt. During the third quarter of 2020, the Company incurred a $690,000 loss on debt extinguishment related to the extension of the note to March 31, 2021. Further, the parties agreed that the note shall be convertible into shares of the Company’s common stock, par at a price equal to the lesser of (i) $1.00 and (ii) 70% of the lowest VWAP (as defined in the note) of the Company’s common stock during the twenty (20) Trading Day (as defined) period ending on either (i) the last complete Trading Day prior to the conversion date or (ii) the conversion date, as determined by the holder in its sole discretion upon such conversion (subject to adjustment).

No payment penalties were paid in relation to payments on this promissory note during the three and nine months ended September 30, 2020 and $279,903 in payment penalties were accrued but not paid as of September 30, 2020. As of September 30, 2020, the remaining balance on the promissory note was $2,015,833 with $495,100 unamortized discount.

Promissory Note 2020

On February 5, 2020, the Company issued a promissory note with a principal amount of $1,450,000 in exchange for cash proceeds of $1,200,000. Distributions of proceeds under the note were to be made in three tranches. Net proceeds of $400,000 were received for the first, second, and third tranches on February 5, 2020, March 5, 2020, and April 5, 2020, respectively. Pursuant to a security agreement between the Company and the investor, the Company has granted to the investor a security interest in its assets to secure repayment of the note. The note accrues interest at a rate of 8% per annum. Subject to certain limitations, the outstanding principal amount of the note and interest thereon were convertible at the election of the investor into shares of the Company’s common stock at a conversion price equal to $2.589. The conversion price was amended effective September 30, 2020 to a variable price equal to 70% of the lowest VWAP (as defined in the note) of Company’s common stock during the twenty (20) Trading Day (as defined in the note) period ending on either (i) the last complete Trading Day prior to the conversion date or (ii) the conversion date, as determined by the holder in its sole discretion upon such conversion (subject to adjustment). No payment penalties were paid in relation to payments on this promissory note during the three and nine months ended September 30, 2020 and $338,337 in payment penalties were accrued but not paid as of September 30, 2020. As of September 30, 2020, the outstanding balance on the promissory note was $1,967,500 with no remaining unamortized discount. The note contains a conversion feature and a put which were determined to be derivatives and are discussed further below.

Effective July 15, 2020, the Company and the investor agreed to amend the maturity date of the note to September 30, 2020. The change in value resulting from the amendment to maturity to September 30, 2020 exceeded 10% and as a result the amendment was accounted for as an extinguishment under ASC 470, Debt. During the third quarter of 2020, the Company incurred a $172,500 loss on debt extinguishment related to the amendment of the note to September 30, 2020.

Effective September 30, 2020, the investor and the Company agreed to further extend the maturity date of the note to March 31,2021. The change in value resulting from the extension to March 31, 2021 exceeded 10% and as a result the extension was accounted for as an extinguishment under ASC 470, Debt. During the third quarter of 2020, the Company incurred a $345,000 loss on debt extinguishment related to the extension of the note to March 31, 2021.

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

Short Term Borrowings

The Company entered into short-term borrowings with an investor. The maturity date of the notes is six months after the dates of issuance with interest rates of 8% payable at maturity. Repayment of such notes is subject to a premium. During the three and nine months ended September 30, 2020, the Company issued short term notes for a total of $1,098,684 for cash proceeds of $1,020,000 and repaid $1,459,973 of principal using a portion of proceeds from the equity financing facility. Payment penalties of $247,327 were paid in relation to payments on these short-term borrowings during the nine months ended September 30, 2020. There were no amounts outstanding under the short-term borrowings as of September 30, 2020.

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

Pursuant to the terms of the PPP, the promissory note, or a portion thereof, may be forgiven if proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. The Company has used all proceeds for qualifying expenses. The Company has requested forgiveness; however, there is no assurance that we will be able to obtain forgiveness of this loan. The terms of the promissory note, including eligibility and forgiveness, may be subject to further requirements in regulations and guidance adopted by the Small Business Administration.

NOTE 7 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

Series D Preferred Stock

In April 2019, the Company issued 3,500,000 shares of Series D preferred stock to Helomics as part of its acquisition of Helomics. Each share of Series D preferred stock is subject to automatic conversion, whereby each such share converts automatically on a 10:1 basis into a share of the Company’s common stock upon the earlier of (1) the consummation of any fundamental transaction (e.g., a consolidation or merger, the sale or lease of all or substantially all of the assets of Predictive or the purchase, tender or exchange offer of more than 50% of the outstanding shares of voting stock of Predictive,) or (2) the one-year anniversary of the issuance date. On April 4, 2020, 3,500,000 shares of Series D convertible preferred stock were converted into 350,004 shares of common stock.

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

Equity Line

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares at a fair market value of $450,000 for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock. During the nine months ended September 30, 2020, the Company issued 3,250,000 shares of common stock valued at $4,229,702 pursuant to the equity line. As of September 30, 2020, there was $10,451,105 remaining available balance under the equity line, subject to market conditions including trading volume and stock price, and subject to other limitations.

March 2020 Private Placement

On March 18, 2020, we sold and issued to private investors (i) 260,000 shares of common stock, at a sale price of $2.121 per share; (ii) prefunded warrants to acquire 1,390,166 shares of common stock, sold at $2.12 per share and exercisable at an exercise price of $0.001 per share; (iii) Series A warrants to acquire 1,650,166 shares of Common Stock at $1.88 per share, exercisable immediately and terminating five and one-half years after the date of issuance; and (iv) Series B warrants to acquire 1,650,166 shares of Common Stock at $1.88 per share, exercisable immediately and terminating two years after the date of issuance. See below for amendment dated September 23, 2020.

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

Effective September 23, 2020, the Company amended the terms of A and B warrants. Earlier in September, the Company notified the holders of the warrants that the Company would accept an exercise price therefor of $0.8457, amended from the original exercise price of $1.88 per share. The amendment also modified the settlement provisions of the warrants under certain circumstances; this change resulted in a classification change from derivative liability to equity classification. See Note 8 –– Derivatives for discussion of A, B and agent warrants accounted for as derivative liabilities prior to September 23, 2020.

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

Acquisition from Soluble Therapeutics and BioDtech

On May 27, 2020, the Company entered into an Asset Purchase Agreement with InventaBioTech, Inc. (“InventaBioTech”) and two of its subsidiaries, Soluble Therapeutics, Inc. (“Soluble”), and BioDtech, Inc. (“BioDtech”), and simultaneously completed the acquisition of substantially all of Soluble’s and BioDtech’s assets. In exchange, the Company issued 125,000 shares of common stock and waived all existing claims that the Company has or may have against InventaBioTech (f/k/a CytoBioscience, Inc.). All of the shares issued in the acquisition were deposited into escrow, with 25,000 to be released upon the six month anniversary of the closing, 25,000 to be released upon the nine month anniversary of the closing, and the remaining shares to be released on the one year anniversary of the closing. Notwithstanding the foregoing, all or some of the escrow shares may be released and returned to the Company for reimbursement in the event that the Company suffers a loss against which InventaBioTech, Soluble, and BioDtech have indemnified the Company pursuant to the Agreement. The Company is also entitled to reclaim 10,000 of the shares if, within six months of the closing, the Company is unable to successfully obtain ownership of all of Soluble’s interest under its license agreement with the UAB Research Foundation. As a result of the acquisition, which was treated as an asset acquisition, the Company recognized fixed assets of $1,492,500.

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

Effective on September 23, 2020, the Company amended the terms of warrants to purchase up to 1,396,826 shares of the Company’s common stock, par value $0.01 per share. The amendment modified the settlement provisions of the warrants under certain circumstances; this change resulted in a classification change from derivative liability to equity classification.

Acquisition of Quantitative Medicine

On July 1, 2020, the Company entered into an Asset Purchase Agreement with Quantitative Medicine LLC (“QM”), a Delaware limited liability company and its owners and simultaneously completed the acquisition of substantially all of QM’s assets owned by Seller. QM is a biomedical analytics and computational biology company that developed a novel, computational drug discovery platform called CoRE. CoRE is designed to dramatically reduce the time, cost, and financial risk of discovering new therapeutic drugs by predicting the main effects of drugs on target molecules that mediate disease. In exchange for QM’s assets, including CoRE, the Company provided consideration in the form of 954,719 shares of common stock, which, when issued, had a fair value of $1,470,267. One half of the shares issued or 477,359 shares were deposited and held in escrow upon issuance, while 207,144 of the remaining shares were issued to Carnegie Mellon University (“CMU”) in satisfaction of all pre-closing amounts owed to CMU under a technology licensing agreement that was assumed by the Company on the closing date. Half of the shares held in escrow will be released on the six month anniversary of the closing date, and the other half will be released on the one year anniversary of the closing date; provided, however, that all or some of the escrow shares may be released and returned to the Company for reimbursement in the event that the Company suffers a loss against which the Selling Parties have indemnified the Company pursuant to the Agreement.

Warrants Issued in Connection with Helomics’ Acquisition

Effective on September 14, 2020 , the Company amended the terms of warrants to purchase up to 1,424,506 shares of the Company’s common stock, par value $0.01 per share, which were issued to certain holders in connection with the Company’s merger transaction with Helomics on April 4, 2019. In September 2020, the Company notified the holders of the warrants that the Company will accept an exercise price of $0.845, equal to the last reported per share price of Common Stock on the Nasdaq Capital Market on September 11, 2020, amended from the original exercise price of $10.00 per share (as adjusted for a one-for-ten (1:10) reverse stock split that was effective on October 29, 2019). The value of the amendment was determined based on the increase in the fair value on the date of modification using the Black Scholes method and equaled $554,287. The amendment was accounted for as a deemed dividend and increased the loss attributable to the common shareholders when calculating earnings per share. The Warrants were issued on April 4, 2019 to holders of warrants in Helomics; the Warrants expire on April 4, 2024. See Note 9 – Loss per Share.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2018	366,928	$17.03	362,664	$41.67

Issued	423,295	6.53	1,869,299	9.25
Forfeited	(23,799)	13.30	(653)	3,249.28
Exercised	-	-	(59,700)	0.10

Outstanding at December 31, 2019	766,424	$11.34	2,171,610	$15.26

Issued	121,689	1.42	7,992,706	1.14
Forfeited	(51,637)	10.03	(119,441)	6.47
Exercised	-	-	(2,786,992)	0.79

Outstanding at September 30, 2020	836,655	$9.96	7,257,883	$5.36

Stock-based compensation expense recognized for nine months ended September 30, 2020 and September 30, 2019 was $557,452 and $2,004,366, respectively. Stock-based compensation expense recognized for three months ended September 30, 2020 and September 30, 2019 was $134,675 and $360,146, respectively. The Company has $20,196 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 18 months.

NOTE 8 - DERIVATIVES

Management concluded the September 2018 bridge loan contains a conversion feature which is an embedded derivative and required bifurcation. The embedded derivative’s value was determined using the discounted stock price for the 20-trading days preceding the balance sheet date and the assumption of conversion on that date, as management believed it was probable that the notes would be convertible based on management’s expectation that additional financing would be required. During the nine months ended September 30, 2020, the maximum number of conversions was reached. The Company recognized an unrealized gain or (loss) for the corresponding change in fair value of $0 and $315,975 for the three months ended September 30, 2020 and September 30, 2019, respectively and $50,989 and $84,627 for the nine months ended September 30, 2020 and September 30, 2019, respectively. The fair value of the derivative liability related to the bridge loan was zero as of September 30, 2020 and $50,989 as of December 31, 2019.

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

Management concluded the Promissory Note 2020 contains a conversion feature and a put each of which is an embedded derivative and are required to be bifurcated. In accordance with ASC 815, Derivatives and Hedging, the Company combined these two embedded derivatives into a single derivative and determined the fair value to record within the derivative liability on the condensed consolidated balance sheet. At inception, the fair value of the derivative liability was $68,796, $52,125 and $20,542 for the first, second and third tranches, respectively. During the three months ended September 30, 2020, the Company recognized a loss of $403,171 on the change in the fair value of the derivative liability. As of September 30, 2020, the fair value of the derivative liability was $431,917.

Management concluded the A, B and agent warrants issued in connection with the March 2020 Private Placement discussed above are a derivative liability due to certain features of the warrants which could, in certain circumstances, result in the holder receiving the Black Scholes value of the outstanding warrants in the same type of consideration as the common stockholders. As a result, in those circumstances, the amount of consideration would differ from that provided to holders of common stock, therefore, the warrants were classified as a liability. At inception, the A, B and agent warrants had a fair value of $2,669,995. During the three months ended September 30, 2020, the A and B warrants were amended as discussed in Note 6 - Notes Payable above. As a result of this amendment, the warrants no longer represented a liability to the Company and were reclassified to equity. Prior to reclassification, a gain on the change in fair value of $855,057 was recorded in the three months ended September 30, 2020. As of September 30, 2020, the fair value of the agent warrants was determined to be $42,140 and the Company recorded a gain on the change in fair value of $67,595 and $60,994 during the three and nine months ended September 30, 2020, respectively.

Management concluded the warrants and agent warrants issued in connection with the May 2020 Offering discussed above are a derivative liability due to certain features of the warrants which could, in certain circumstances, result in the holder receiving the Black Scholes value of the outstanding warrants in the same type of consideration as the common stockholders. As a result, in those circumstances, the amount of consideration would differ from that provided to holders of common stock, therefore, the warrants were classified as a liability. At inception, the warrants and agent warrants had a fair value of $1,324,184. The Company recorded a loss on the change in fair value of the warrants of $460,065 during the nine months ended September 30, 2020. During June 2020, the investors exercised the warrants and exchanged the warrants for shares of common stock as discussed above. As of September 30, 2020, the fair value of the agent warrants was determined to be $42,994 and the Company recorded a loss on the change in fair value of the agent warrants of $65,532 and $39,499 during the three and nine months ended September 30, 2020.

In connection with the June 2020 Warrant exercise and issuance, management concluded the warrants and agent warrants issued in connection with the June 2020 Warrant exercise and issuance, discussed above, are a derivative liability due to certain features of the warrants which could, in certain circumstances, result in the holder receiving the Black Scholes value of the outstanding warrants in the same type of consideration as the common stockholders. As a result, in those circumstances, the amount of consideration would differ from that provided to holders of common stock, therefore, the warrants were classified as a liability. At inception, the warrants and agent warrants had a fair value of $1,749,721. During the three months ended September 30, 2020, the June warrants were amended. As a result of this amendment, the warrants no longer represented a liability to the Company and were reclassified to equity. Prior to reclassification, the Company recorded a gain on the change in fair value of the warrants of $752,198 and $834,520 during the three and nine months ended September 30, 2020. The Company recorded a gain on the change in fair value of the agent warrants of $65,558 and $71,403 during the three and nine months ended September 30, 2020. As of September 30, 2020, the fair value of the agent warrants was $40,343.

On September 30, 2020, the Promissory Note 2019 was amended. Management concluded the Promissory Note 2019 contains a conversion feature which is an embedded derivative and is required to be bifurcated. In accordance with ASC 815, Derivatives and Hedging, the Company determined the fair value to record within the derivative liability on the condensed consolidated balance sheet. At inception, the fair value of the derivative liability was $495,100.

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance at December 31, 2019	$50,989
Derivative instrument recognized for A, B and Agent Warrants	2,669,995
Derivative instrument related to Promissory Note 2020	120,921
Gain recognized to revalue derivative instrument at fair value	(27,107)
Derivative liability balance at March 30, 2020	$2,814,798
Derivative instrument recognized for May 2020 Warrants	1,324,184
Derivative instrument recognized for June 2020 Warrants	1,749,721
Derivative instrument related to Promissory Note 2020	20,542
Reclassification of Warrant liabilities to Equity on exercise	(1,701,756)
Loss recognized to revalue derivative instrument at fair value	422,081
Derivative liability balance at June 30, 2020	$4,629,570
Gain recognized to revalue derivative instrument at fair value	(1,402,768)
Reclassification of Warrant liabilities to Equity	(2,669,408)
Derivative instrument related to September 30 debt amendments	495,100
Derivative liability balance at September 30, 2020	$1,052,494

NOTE 9 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common shareholders per common share: basic and diluted calculation	$(6,862,013)	$(4,134,313)	$(14,968,708)	$(5,982,791)

Denominator:
Weighted average common shares outstanding-basic	15,026,789	3,146,609	9,935,738	2,581,014
Effect of diluted stock options, warrants, and preferred stock (1)	-	-	-	-
Weighted average common shares outstanding - diluted	15,026,789	3,146,609	9,935,738	2,581,014
Loss per common share-basic and diluted	$(0.46)	$(1.31)	$(1.51)	$(2.32)

26

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Nine Months ended September 30,
	2020	2019
Options	836,655	713,564
Warrants	7,257,883	2,108,277
Convertible debt	3,319,903	103,734
Preferred stock: series B	7,925	7,925
Preferred stock: series D	-	350,000
Preferred stock: series E	-	461,503

Warrants Issued in Connection with Helomics’ Acquisition

Effective September 14, 2020 , the Company amended the terms of warrants to purchase up to 1,424,506 shares of the Company’s common stock, par value $0.01 per share, which were issued to certain holders in connection with the Company’s merger transaction with Helomics on April 4, 2019. Earlier in September, the Company notified the holders of the warrants that the Company would accept an exercise price therefor of $0.845. The transaction was determined to be a deemed dividend and increases the loss attributable to the common shareholders when calculating earnings per share. See Note 7 – Shareholders’ Equity, Stock Options and Warrants.

NOTE 10 – SEGMENTS

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

As a result of the changes during the third quarter of 2020 and the assets acquired at the end of the second quarter of 2020, the Company considered, whether under ASC 280-10-50-3 there was a change in its operating segments. As a result of the formation of the new Soluble subsidiary, the Company believes the Soluble business represents an operating segment. Soluble signed its first contract during the third quarter of 2020, and additional contracts are expected before the year ended December 31, 2020. The Company also believes it is appropriate to combine our Skyline Medical and Skyline Europe entities into a single reportable operating segment based on the changes to our physical presence and intent to sign future contracts through the US entity. Finally, the Company believes the Helomics business continues to be an operating segment.

The Company has three operating segments: Skyline, Helomics and Soluble. See discussion of revenue recognition in Note 1 – Summary of Significant Accounting Policies for a description of the products and services recognized in each segment. The segment revenues and segment net losses for the three and nine months ended September 30, 2020 are included in the table below. All revenues are earned from external customers.

Revenue

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2020	2019	2020	2019
Skyline	$471,054	$495,884	$924,605	$1,011,672
Helomics	9,703	26,812	33,879	52,416
Soluble	-	-	-	-
Corporate	-	-	-	-
Total	$480,757	$522,696	$958,484	$1,064,088

Segment Gain (Loss)

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2020	2019	2020	2019
Skyline	$(42,275)	$(931,140)	$(1,024,786)	$(2,986,830)
Helomics	(4,138,459)	(1,353,755)	(7,346,236)	(3,017,692)
Soluble	(282,150)	-	(397,887)	-
Corporate	(1,844,842)	(1,723,617)	(5,645,512)	167,930
Total	$(6,307,726)	$(4,008,512)	$(14,414,421)	$(5,836,592)

Assets

	As of September 30,	As of December 31,
	2020	2019
Skyline	$1,292,073	$969,793
Helomics	20,193,997	21,275,306
Soluble	1,789,598	-
Corporate	1,885,309	130,411
Total	25,160,978	$22,375,510

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

On July 28, 2020, the Company entered into a new lease for Soluble Biotech offices located in the Riverhills Business Park in Birmingham, AL. The lease was effective August 15, 2020 and will end August 31, 2025. The lease does not contain any renewal options.

On August 24, 2020, the Company entered into a new lease for the Helomics’ offices located at 91 43rd Street, Pittsburgh, Pennsylvania. The lease was effective September 1, 2020 and will end August 31, 2022. The lease does not contain any renewal options.

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

NOTE 13 – SUBSEQUENT EVENTS

Equity Line Agreement

During the fourth quarter of 2020 through November 16, the Company issued 981,073 shares of its common stock valued at $661,685 pursuant to the equity line.

Promissory Note Conversions

During the fourth quarter of 2020 through November 16, 2020, the investors converted $53,354 of the principal balance and received 100,000 shares of the Company’s common stock.

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

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties, many of which are beyond our control. Actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

•	We may not be able to continue operating without additional financing;
•	Current negative operating cash flows;
•	Our capital needs to accomplish our goals, including any further financing, which may be highly dilutive and may include onerous terms;
•	Significant debt repayments due in less than one year, which the Company may need to extend or restructure, with no assurance that this will be possible;
•	Risks related to recent and future acquisitions, including the possibility of further impairment of goodwill and risks related to the benefits and costs of acquisition;
•	Risks related to our partnerships with other companies, including the need to negotiate the definitive agreements; possible failure to realize anticipated benefits of these partnerships; and costs of providing funding to our partner companies, which may never be repaid or provide anticipated returns;
•	Risk related to the protection of our intellectual property or any future legal claims relating to intellectual property;
•	The impact of competition;
•	Acquisition and maintenance of any necessary regulatory clearances applicable to applications of our technology;
•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;
•	Risk that we never become profitable if our product is not accepted by potential customers;
•	Possible impact of government regulation and scrutiny;
•	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;
•	Adverse results of any legal proceedings;
•	The volatility of our operating results and financial condition,
•	Management of growth;
•	Risk that our business and operations will continue to be materially and adversely affected by the COVID-19 pandemic, which has impacted on a significant supplier; has resulted in delayed production and less efficiency; and has impacted on our sales efforts, accounts receivable, and terms demanded by suppliers; and may impact financing transactions; and
•	Other specific risks that may be alluded to in this report.

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

We have three operating segments: Skyline, Helomics and Soluble. Skyline consist of the STREAMWAY System product sales. The Helomics segment consists of clinical testing and contract research. Soluble segment consists of contract services and research focused on solubility improvements, stability studies, and protein production. Our TumorGenesis subsidiary is included within corporate. Going forward, we have determined that we will focus our resources on the Helomics segment and our primary mission of applying AI to precision medicine and drug discovery.

Precision Medicine Business

Our precision medicine business, conducted primarily in our Helomics division, is committed to improving the effectiveness of cancer therapy using our proprietary, multi-omic tumor profiling platform, one-of-a-kind database of historical tumor data, and the power of AI to build predictive models of tumor drug response.

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

On July 1, 2020, the Company acquired the assets of Quantitative Medicine LLC including a novel, computational drug discovery platform called CoRE. CoRE which is designed to dramatically reduce the time, cost, and financial risk of discovering new therapeutic drugs by predicting the main effects of drugs on target molecules that mediate disease. By coupling CoRE, with Helomics’ TruTumor™ PDx tumor platform, Helomics multi-omic database of biochemical and clinical information on patients with cancer, and AI-driven predictive models, we will offer a novel, one-of-a-kind capability for discovery of precision therapies that are expected to have considerable value to the industry.

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

Soluble Biotech

On May 27, 2020, the Company entered into an Asset Purchase Agreement with InventaBioTech, Inc. (“InventaBioTech”) and two of its subsidiaries, Soluble Therapeutics, Inc. (“Soluble”), and BioDtech, Inc. (“BioDtech”), and simultaneously completed the acquisition of substantially all of Soluble’s and BioDtech’s assets. Soluble Biotech provides optimized FDA-approved formulations for vaccines, antibodies and other protein therapeutics in a faster and lower cost basis to its customers. The Company focuses on solubility improvements, stability studies, and protein production. In addition, the Company enables protein degradation studies which is a new and substantial line of business for the company.

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

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $(6,307,726) and $(14,414,421) for the three and nine months ended September 30, 2020, respectively and incurred net losses of $(4,008,512) and $(5,836,592) for the three and nine months ended September 30, 2019. As of September 30, 2020, and December 31, 2019, we had an accumulated deficit of $96,913,132 and $82,498,711, respectively.

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

Results of Operations

Comparison of three and nine months ended September 30, 2020 and September 30, 2019

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Difference	2020	2019	Difference
Revenue	$480,757	$522,696	$(41,939)	$958,484	$1,064,088	$(105,604)
Cost of goods sold	175,206	208,096	(32,890)	353,124	400,202	(47,078)
General and administrative expense	2,226,634	2,616,991	(390,357)	8,266,927	7,425,305	841,622
Operations expense	568,766	707,414	(138,648)	1,638,635	2,445,238	(806,603)
Sales and marketing expense	121,514	434,955	(313,441)	518,938	1,674,200	(1,155,262)

Revenue. We recorded revenue of $480,757 and $522,696 in the three months ended September 30, 2020 and 2019, respectively.  We sold 15 and 19 STREAMWAY System units during the three months ended September 30, 2020 and 2019, respectively.

We recorded revenue of $958,484 and $1,064,088 in the nine months ended September 30, 2020 and 2019, respectively. All revenue was derived from the Skyline Medical business except for $33,879 and $52,416 in Helomics revenues during the nine months ended September 30, 2020 and 2019, respectively. There were 21 and 33 sales of STREAMWAY units in the nine months ended September 30, 2020 and 2019, respectively.

Cost of goods sold. Cost of sales was $175,206 and $353,124 in the three and nine months ended September 30, 2020 and $208,096 and $400,202 in the three and nine months ended September 30, 2019, respectively. The gross profit margin was approximately 64% and 63% in the three and nine months ended September 30, 2020, respectively, compared to 60% and 62% in the prior year. Our margins increased in the current year as costs were lower, which more than offset the revenue earned in the current period. Exclusive of Helomics, gross profit margin related to the Skyline Medical business was 72% in the nine months ended September 30, 2020 and approximately 71% in the nine months ended September 30, 2019.

General and administrative expense. General and administrative (“G&A”) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

General and administrative (G&A) expenses decreased by $390,357 for the three months ended September 30, 2020 compared to 2019. The decrease was primarily due to a decrease of approximately $310,000 in penalties related to short term notes incurred in 2019. Additional decreases in severance related expenses, decreases in audit related expenses and a decrease of $94,185 related to share-based compensation for awards made in 2019, partially offset by increases in salary and related expenses, investor relations expenses and depreciation.

General and administrative (G&A) expenses increased by $841,622 for the nine months ended September 30, 2020 compared to 2019. The increase was primarily due to an increase in costs related to salaries and related costs associated with increased headcount as compared to 2019 primarily in the Helomics division and approximately $400,000 increase in severance and related expenses, offset by 53% decline in costs related to share-based compensation for awards made in 2019. Further declines in legal fees, penalties and bad debt expense.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing.

Operations expense decreased by $138,648 to $568,766 in the three months ended September 30, 2020 compared to 2019 and decreased by $806,603 to $1,638,635 in the nine months ended September 30, 2020 compared to 2019. The decrease was primarily due to lower costs related to staff including share-based compensation for awards made in 2019.

Sales and marketing expense. Sales and marketing expense consisted of expenses required to sell products through independent reps, attendance at trade shows, product literature and other sales and marketing activities.

Sales and marketing expense decreased by $313,441 to $121,514 in the three months ended September 30, 2020. Such expenses related almost exclusively to the Skyline Medical business. The decrease in 2020 was a direct result of the strategic decision focus on the precision medicine business and reduce the emphasis on expenditures in the Skyline Medical business. These factors decreased our expenses for public relations and salary and travel costs for sales staff.

Loss on goodwill impairment. We incurred an impairment charge of $2,997,000 on goodwill, during the nine months ended September 30, 2020. No impairment charges were incurred during the nine months ended September 30, 2019. The Company performs a goodwill assessment using a qualitative approach to identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of each of our reporting units. The Company’s goodwill relates to the Helomics operating segment and none of the Company’s other operating segments. The Company made its qualitative evaluation considering, among other things, general macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events.

During the third quarter of 2020, the Company’s share price experienced a sustained reduction in trading values. This was also reflective of broader difficulties in the general economic conditions due to the COVID pandemic. Based on our examination of these and other qualitative factors at September 30, 2020, the Company concluded that further testing of goodwill was required.

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

Based upon the goodwill impairment test, the Company concluded that goodwill was impaired as of the testing date. Pursuant to Accounting Standards Update No, 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of our reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The quantitative review resulted in $2,997,000 of impairment charges related to our goodwill. Our goodwill at September 30, 2020 following the impairment was $12,693,290. The Company will continue to monitor our reporting unit in an effort to determine whether events and circumstances warrant further impairment testing which may include interim periods.

Other income. We earned other income of $44,926 in the three months ended September 30, 2020 compared to $15,084 in the comparable period in 2019 and earned other income of $97,894 in the nine months ended September 30, 2020 compared to $65,293 in the comparable period in 2019. Other income included interest and dividend income.

Other expense. We incurred other expense of $2,147,057 in the three months ended September 30, 2020 compared to $894,811 in the comparable period in 2019 and incurred other expense of $3,993,969 in the nine months ended September 30, 2020 compared to $2,052,522 in the comparable period in 2019. Other expense consisted primarily of net interest expense, payment penalties, amortization of original issue discounts, and loss on debt extinguishment related to our notes payable.

Gain (loss) on derivative instruments. We incurred a gain of $1,402,768 in the three months ended September 30, 2020 compared to $315,975 in the comparable period in 2019 and incurred gains of $1,007,794 in the nine months ended September 30, 2020 compared to $84,627 in the comparable period in 2019 related to the changes in fair market value on derivatives.

Gain on notes receivable associated with asset purchase. We had a gain on notes receivable associated with the acquisition of assets from Soluble and BioDtech of $1,290,000 in the nine months ended September 30, 2020, with no comparable amounts in 2019.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $9,953,785 and $5,936,803 for the nine months ended September 30, 2020 and September 30, 2019, respectively. Cash used in operating activities increased in the 2020 period primarily because of the increase in cash used in working capital and the additional costs related to the Helomics business.

Cash flows used in investing activities were $26,192 for the nine months ended September 30, 2020 and cash flows used in investing activities was $591,754 for the nine months ended September 30, 2019, respectively. Cash used in the nine months ended September 30, 2020 was from the acquisition of fixed assets and cash used to maintain our intangible assets, partially offset by the sale of certain fixed assets from our Helomics. Cash used in the nine months ended September 30, 2019 was for cash advances made to Helomics prior to the acquisition but was partially offset by cash received from Helomics on the acquisition date.

Net cash provided by financing activities was $12,303,458 and $6,465,004 for the nine months ended September 30, 2020 and September 30, 2019, respectively. The cash provided in the nine months ended September 30, 2020 were primarily due to proceeds from debt issuance, proceeds from issuance of common stock, prefunded warrants, warrant exercises and issuances related to various transactions, and proceeds from the issuance common stock pursuant to the equity line agreement, each discussed below in “Financing Transactions”.

Liquidity, Plan of Financing, and Going Concern Qualification

Since our inception, we have incurred significant losses, and our accumulated deficit was $96,913,132 as of September 30, 2020. We have not achieved profitability and anticipate that we will continue to incur net losses at least through the remainder of 2020. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, public offerings, and loan agreements.

During the first quarter of 2020, we entered into short-term borrowings with an investor for cash proceeds of $1,020,000. On October 24, 2019, we entered into an equity purchase agreement with an investor, providing for an equity financing facility. From January 1, 2020 through November 11, 2020, we issued an aggregate 3,638,073 shares of common stock valued at $4,887,531. The Company used a portion of the net proceeds to repay $821,916 of the short-term borrowings. In February 2020, we entered into a sale of a secured promissory note to a private investor for $1,450,000 with total net proceeds of $1,200,000. In March 2020, we received gross proceeds of $3,498,612 from the sale of common stock, common stock equivalents, and warrants. In May 2020, we received gross proceeds of $2,200,001 from a registered direct offering of common stock and a concurrent private placement of warrants. The Company used approximately $482,525 of the net proceeds from the offering to repay certain indebtedness to Oasis Capital, LLC and agreed to use the remaining net proceeds from the offering for general corporate purposes. In June 2020, we received gross proceeds of $2,130,701 for the exercise of warrants and the issuance of additional warrants.

As a result of the extension of Amendments to and Extensions of Promissory Notes described under “Financing Transactions” below, our secured notes are now due on March 31, 2021, with a total amount payable on that date of $8,192,370 (including current principal and assumed interest and premium payable upon repayment), unless portions of certain notes are converted or unless notes are further extended

As a result of our capital needs for operations and debt repayment, we need to raise significant capital. There is no assurance that we will be successful in raising sufficient capital. The terms of any such financing will be dilutive to our stockholders. We may also acquire technologies or companies by issuing stock or other equity securities in addition to payment of cash, which may have the result of diluting the investment of our stockholders.

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

February 2020 Convertible Note

On February 5, 2020, we entered into a securities purchase agreement with an investor, pursuant to which we issued a convertible promissory note to the investor in the principal amount of $1,450,000 in exchange for cash proceeds of $1,200,000. We granted to the investor a security interest in our assets to secure repayment of the note. The principal amount of the note accrues interest at a rate of 8% per annum (with six months of interest guaranteed). Effective July 15, 2020, the Company entered into amendments to promissory notes under which the maturity of the notes was extended to September 30, 2020. Effective September 30, 2020, the investor and the Company agreed to extend the maturity date of the note to March 31,2021. Unless previously converted, the note will mature and become due and payable on March 31, 2021. We will incur a 20% repayment charge in connection with any repayment of principal under the note. Subject to certain limitations, the outstanding principal amount of the note and interest thereon are convertible at the election of the investor into shares of our common stock at a conversion price equal to $2.589. The conversion price was amended effective September 30, 2020 to a variable price equal to 70% of the lowest VWAP (as defined in the note) of Common Stock during the twenty (20) Trading Day (as defined in the note) period ending on either (i) the last complete Trading Day prior to the conversion date or (ii) the conversion date, as determined by the holder in its sole discretion upon such conversion (subject to adjustment). Advances under the note were made in three tranches. Net proceeds of $400,000 were received for the first, second and third tranches on February 5, 2020, March 5, 2020 and April 5, 2020, respectively. We issued to the investor five-year warrants to purchase 94,631, 92,700 and 92,700 shares of our common stock at the closing of the first, second and third tranches, respectively, and issued warrants to purchase 92,700 shares at the closing of the third tranche. The warrants are exercisable beginning on the sixth month anniversary of the issuance date at an exercise price equal $2.992 per share. As additional consideration for the investment, we issued 46,875 shares of our common stock as inducement shares to the investor at the closing of the first tranche. As of September 30, 2020, the outstanding balance on the note was $1,967,500.

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

Pursuant to the terms of the PPP, the promissory note, or a portion thereof, may be forgiven if proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. The Company intends to use all proceeds for qualifying expenses. The Company has requested forgiveness; however, there is no assurance that we will be able to obtain forgiveness of this loan. The terms of the promissory note, including eligibility and forgiveness, may be subject to further requirements in regulations and guidance adopted by the Small Business Administration.

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

Amendments to and Extensions of Promissory Notes

On March 19, 2020, we entered into a third amendment to the Amended and Restated Senior Secured Promissory Note dated September 28, 2018 and amended and restated as of February 7, 2019 issued to L2 Capital, LLC (as amended by that certain First Amendment dated September 27, 2019 and that certain Second Amendment dated December 12, 2019, the “L2 Note”). Under the third amendment, the maturity date of the L2 Note was extended from March 28, 2020 to June 28, 2020. The Company and the investor further agreed to extend the due date to July 15, 2020 and then in July 2020 agreed to extend to September 30, 2020. Effective September 30, 2020, the investor and the Company agreed to extend to March 31, 2021.

On March 19, 2020, we entered into an amendment to the Senior Secured Promissory Note dated September 27, 2019 issued to Oasis Capital, LLC (the “Oasis Note”). Under the amendment, the maturity date of the Oasis Note was extended from March 27, 2020 to June 28, 2020. In exchange for such extension, the outstanding principal amount of the Oasis Note was increased by $300,000, such that, as of the effective date of the amendment, the outstanding principal amount owed under the Oasis Note was $980,833. Under the amendment, through March 26, 2020, the holder waived its rights under the Oasis Note to have the Oasis Note repaid from the proceeds of any financing consummated by us. In exchange for such waiver, we issued 30,000 shares of common stock to the holder. The Company and the investor further agreed to extend the due date to July 15, 2020 and then agreed to extend to September 30, 2020. Effective September 30, 2020, the investor and the Company agreed to extend the due date of the note to March 31, 2021.

During the three months ended September 30, 2020, the Company entered into two amendments to the Amended and Restated Senior Secured Promissory Note dated September 28, 2018, issued to L2 Capital, LLC. Under the amendments, the maturity date of the note was extended from July 15, 2020 to September 30, 2020 and then again extended the due date of the note to March 31, 2021.

During the three months ended September 30, 2020, the Company entered into two amendments to the Senior Secured Promissory Note dated September 27, 2019 issued to Oasis Capital, LLC. Under the amendments, the maturity date of the note was extended from July 15, 2020 to September 30, 2020 and again to March 31, 2021. In exchange for such extensions, the outstanding principal amount of the note was increased by a total of $1,035,000. As of September 30, 2020, the outstanding principal amount owed under the note was $2,015,833. Further, the parties agreed that effective September 30, 2020, the note shall be convertible into shares of the Company’s common stock, at a price equal to 70% of the lowest VWAP (as defined in the note) of the Company’s common stock during the twenty (20) Trading Day (as defined in the note) period ending on either (i) the last complete Trading Day prior to the conversion date or (ii) the conversion date, as determined by the holder in its sole discretion upon such conversion (subject to adjustment).

During the three months ended September 30, 2020, the Company entered into two amendments to the Senior Secured Promissory Note dated February 5, 2020 issued to Oasis Capital, LLC. Under the amendments, the maturity date of the note was amended to September 30, 2020 and then extended to March 31, 2021. In exchange for such extensions, the outstanding principal amount of the note was increased by a total of $517,500, such that, as of the effective date of the amendment, the outstanding principal amount owed under the note was $1,967,500. Further, the parties agreed that the note shall be convertible into shares of the Company’s common stock at a price equal to 70% of the lowest VWAP (as defined in the note) of the Company’s common stock during the twenty (20) Trading Day (as defined in the note) period ending on either (i) the last complete Trading Day prior to the conversion date or (ii) the conversion date, as determined by the holder in its sole discretion upon such conversion (subject to adjustment).

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

Based on their evaluation as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2020 for the reasons described below:

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

Material Weakness Remediation Activities

To remediate the material weakness in our internal control over financial reporting described above, we have reevaluated our overall staffing levels within the accounting department and during the fourth quarter of 2019 hired additional resources with qualifications that include a high level of experience with complex technical accounting transactions and application of U.S. GAAP. In the first quarter of 2020, we also engaged an external accounting consultant to assist with the assessment of new complex transactions, which has been ongoing to date. We have completed internal control remediation testing utilizing an external consulting company. We have also re-evaluated the training and ongoing professional education that is provided to, and required of, our accounting personnel.

Once the above actions and processes have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated and our internal controls over financial reporting are effective, we will consider this material weakness fully addressed.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the remainder of 2020. We had cash of $2,474,312 as of September 30, 2020 and will need to raise significant additional capital to meet our operating needs, support strategic investments, and pay debt obligations coming due.

As a result of the extension of Amendments to and Extensions of Promissory Notes described under “Financing Transactions” below, our secured notes are now due on March 31, 2021, with a total amount payable on that date of $8,192,370 (including current principal and assumed interest and a premium payable upon repayment), unless portions of certain notes are converted or unless notes are further extended.

On October 24, 2019, we entered into an equity purchase agreement with Oasis Capital, LLC (“Oasis”) providing for a $15,000,000 equity line. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, we may provide Oasis with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of our common stock. During the nine months ended September 30, 2020, the Company issued 3,250,000 shares of common stock valued at $4,229,702 pursuant to the equity line. As of September 30, 2020, there was $10,451,105, remaining available balance under the equity line. Additional needs to access this line will be dilutive.

During the nine months ended September 30, 2020, the Company completed various debt, equity and other financing activities and raised net proceeds of $12,303,458, net of repayments. We will require additional funding to finance operating expenses, invest in our sales organization and new product development, compete in the international marketplace, and develop the strategic assets of our Helomics businesses. Although we are attempting to curtail our expenses, there is no guarantee that we will be able to reduce these expenses significantly, and expenses for some periods may be higher.

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

In March 2020, the World Health Organization declared the recent spread of COVID-19 to be a global pandemic. In response to the crisis, emergency measures have been imposed by governments worldwide, including mandatory social distancing and the shutdown of non-essential businesses. These measures have adversely impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. While it is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting therefrom, our business and operations have been and will likely continue to be materially and adversely affected. For example, our contract manufacturer for the STREAMWAY® System has been forced to change locations, thereby delaying our order fulfillment for parts. We have also reduced on-site staff at several of our facilities, resulting in delayed production, less efficiency, and our sales staff is unable to visit with hospital administrators who are our customers and potential customers. In addition, COVID-19 has impacted the Company’s capital and financial resources, including our overall liquidity position and outlook. For instance, our accounts receivable has slowed while our suppliers continue to ask for pre-delivery deposits. Although we have received a Paycheck Protection Loan pursuant to the CARES Act which has helped fund some payroll costs, we may not be able to access necessary additional capital given the current condition of the financial markets. Further, there is no assurance that we will be able to obtain forgiveness of this loan. Thus, if COVID-19 continues to spread or the response to contain the virus is unsuccessful, we may continue to experience a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

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

PREDICTIVE ONCOLOGY INC.

Date: November 16, 2020	By:	/s/ Carl Schwartz
Carl Schwartz
Chief Executive Officer

Date: November 16, 2020	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

4.1*	Form of Warrant dated April 4, 2019 issued in Exchange Offer with Holders of Securities of Helomics Holding Corporation, as amended on September 14, 2020

4.2	Form of Amendment to Common Stock Purchase Warrant (1) Exhibit 4.2

10.1	Amendment #5 To The Amended And Restated Senior Secured Promissory Note Originally Issued on September 28, 2018, by and between the Company and L2 Capital, LLC (2) Exhibit 10.1

10.2	Amendment #3 To The Senior Secured Promissory Note Originally Issued On September 27, 2019, by and Between the Company and Oasis Capital, LLC (2) Exhibit 10.2

10.3	Amendment #2 to the Senior Secured Promissory Note originally issued on February 5, 2020 by and among the Company and Oasis Capital, LLC investors (2) Exhibit 10.3

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1)        Filed on September 24, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2)        Filed on September 30, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

