Form 10-Q
period 2021-06-30
Predictive Oncology Inc.
filed 2021-08-11
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

☐ Yes ☒ No

As of August 6, 2021, the registrant had 65,402,845 shares of common stock, par value $0.01 per share outstanding.

PREDICTIVE ONCOLOGY INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,881,034	$678,332
Accounts Receivable	196,520	256,878
Inventories	317,826	289,535
Prepaid Expense and Other Assets	241,799	289,490
Total Current Assets	45,637,179	1,514,235

Fixed Assets, net	3,950,613	3,822,700
Intangibles, net	3,254,838	3,398,101
Lease Right-of-Use Assets	1,131,795	1,395,351
Other Long-Term Assets	124,096	116,257
Goodwill	2,813,792	2,813,792
Total Assets	$56,912,313	13,060,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$941,960	$1,372,070
Notes Payable – Net of Discounts of $0 and $244,830	-	4,431,925
Accrued Expenses and other liabilities	1,256,087	2,588,047
Derivative Liability	229,620	294,382
Deferred Revenue	154,345	53,028
Lease Liability	640,353	597,469
Total Current Liabilities	3,222,365	9,336,921

Lease Liability – Net of current portion	554,716	845,129
Other long-term liabilities	47,146	235,705
Total Liabilities	3,824,227	10,417,755

Stockholders’ Equity:
Preferred Stock, 20,000,000 authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 and 79,246 shares outstanding	792	792
Common Stock, $.01 par value, 100,000,000 shares authorized, 65,335,159 and 19,804,787 outstanding	653,352	198,048
Additional paid-in capital	167,279,695	110,826,949
Accumulated Deficit	(114,845,753)	(108,383,108)

Total Stockholders’ Equity	53,088,086	2,642,681

Total Liabilities and Stockholders’ Equity	$56,912,313	$13,060,436

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$350,207	$182,784	$630,524	$477,727
Cost of goods sold	142,877	85,261	240,635	177,918
Gross profit	207,330	97,523	389,889	299,809

General and administrative expense	2,077,973	3,211,817	5,348,750	6,040,293
Operations expense	567,796	521,116	1,142,608	1,069,869
Sales and marketing expense	159,788	133,015	274,429	397,424
Total operating loss	(2,598,227)	(3,768,425)	(6,375,898)	(7,207,777)
Other income	57,033	52,965	85,292	52,968
Other expense	(1,829)	(729,837)	(236,801)	(1,846,912)
Gain (loss) on derivative instruments	(30,909)	(422,081)	64,762	(394,974)
Gain on notes receivables associated with asset purchase	-	1,290,000	-	1,290,000
Net loss	$(2,573,932)	$(3,577,378)	$(6,462,645)	$(8,106,695)
Net loss attributable to common shareholders per common shares-basic and diluted	$(2,573,932)	$(3,577,378)	$(6,462,645)	$(8,106,695)

Loss per common share basic	$(0.05)	$(0.36)	$(0.15)	$(1.10)
Loss per common share diluted	(0.05)	(0.36)	(0.15)	(1.10)

Weighted average shared used in computation - basic	51,581,762	9,838,152	44,089,157	7,362,240
Weighted average shared used in computation - diluted	51,581,762	9,838,152	44,089,157	7,362,240

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2020	79,246	$792	19,804,787	$198,048	$110,826,949	$(108,383,108)	$2,642,681
Shares issued pursuant to agreement with former CEO related to accrued interest			100,401	1,004	142,569		143,573
Issuance of shares and warrants pursuant to Shelf offerings, net			13,488,098	134,881	14,877,611		15,012,492
Issuance of shares and warrants pursuant to February 2021 private placement, net			9,043,766	90,438	15,974,301		16,064,739
Exercise of warrants			5,247,059	52,471	4,442,799		4,495,270
Shares issued pursuant to convertible debt			1,107,544	11,075	502,936		514,011
Shares issued to consultant & other			2,665	27	(4,075)		(4,048)
Vesting expense					565,082		565,082
Net loss						(3,888,713)	(3,888,713)
Balance at 03/31/2021	79,246	$792	48,794,320	$487,944	$147,328,172	$(112,271,821)	$35,545,087
Issuance of shares and warrants pursuant to June 2021 direct placement, net			15,520,911	155,209	19,291,087		19,446,296
Shares issued pursuant to transition agreement with former CEO			400,000	4,000	(4,000)		-
Shares issued pursuant to Equity Line			572,504	5,725	582,865		588,590
Shares issued to consultant & other			47,424	474	48,238		48,802
Vesting expense					33,243		33,243
Net loss						(2,573,932)	(2,573,932)
Balance at 06/30/2021	79,246	$792	65,335,159	$653,352	$167,279,695	$(114,845,753)	$53,088,086

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

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities:
Net loss	$(6,462,645)	$(8,106,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	649,126	402,738
Vesting expense	598,325	422,777
Amortization of debt discount	244,830	858,353
(Gain) loss on valuation of equity-linked instruments and derivative liability	(64,762)	394,974
Debt extinguishment costs	-	300,000
Equity instruments issued in connection with 2020 convertible debt	-	20,695
Equity instruments issued for management, consultant, and other	52,471	397,300
Gain on note receivable in connection with asset purchase	-	(1,290,000)
Loss on fixed asset disposal	-	118,472
Changes in assets and liabilities:
Accounts receivable	60,358	113,769
Inventories	(28,291)	(45,212)
Prepaid expense and other assets	39,852	(197,182)
Accounts payable	(430,110)	(614,651)
Accrued expenses	(198,890)	505,380
Deferred revenue	101,317	(1,802)
Other long-term liabilities	(88,559)	-
Net cash used in operating activities:	(5,526,978)	(6,721,084)

Cash flow from investing activities:
Purchase of fixed assets	(610,906)	-
Proceeds from asset sales	-	133,850
Acquisition of intangibles	(22,870)	(43,874)
Net cash provided by (used in) investing activities:	(633,776)	89,976

Cash flow from financing activities:
Proceeds from issuance of common stock and warrants, net	50,515,810	-
Proceeds from debt issuance	-	2,761,867
Proceeds from exercise of warrants into common stock	4,495,270	1,866,554
Repayment of debt	(4,162,744)	(1,459,973)
Proceeds from issuance of common stock pursuant to equity line	588,590	1,869,899
Issuance of common stock, A, B and prefunded warrants, net	-	5,057,919
Payment penalties	(1,073,470)	(247,327)
Other financing (security deposit)	-	25,416
Net cash provided by financing activities	50,363,456	9,874,355

Net increase in cash and cash equivalents	44,202,702	3,243,247
Cash and cash equivalents at beginning of period	678,332	150,831
Cash and cash equivalents at end of period	$44,881,034	$3,394,078
Non-cash transactions:
Bridge loan conversion into common stock	$-	$267,328
Shares issued pursuant to former CEO note conversion and accrued interest and exchange agreement	-	2,322,878
Shares issued to former CEO per agreement related to accrued interest	143,573	-
Put and conversion derivative from debt issuance	-	141,463
Series E preferred stock conversions	-	3
Series D preferred stock conversions	-	35,000
Inducement shares issued pursuant to convertible debt	514,011	99,305
Inducement shares issued for debt extension	-	41,250
Increase to operating lease right of use asset and lease liability due to lease modification	-	995,571
Warrants issued pursuant to debt issuance	-	179,324
Asset purchase acquired for notes receivable and common stock	-	1,492,500
Cash paid during period for:
Interest paid on debt	694,435	-

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

The Company operates in three primary business areas: first, application of artificial intelligence (“AI”) in our precision medicine business, to provide AI-driven predictive models of tumor drug response to improve clinical outcomes for patients and to assist pharmaceutical, diagnostic, and biotech industries in the development of new personalized drugs and diagnostics primarily through its wholly owned subsidiary Helomics Holding Corporation (“Helomics”); second, production of the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY® System for automated, direct-to-drain medical fluid disposal and associated products through its incorporated division Skyline and; third, contract services and research focused on solubility improvements, stability studies, and protein production, primarily with our Soluble Biotech subsidiary.

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

The Company had cash and cash equivalents of $44,881,034 as of June 30, 2021. As of June 30, 2021, there was no outstanding debt. In October 2019, the Company entered into a purchase agreement for an equity line under which it can raise up to $15,000,000 over a three-year period, subject to market conditions including trading volume and stock price. As of June 30, 2021, there was $9,200,829 remaining in available balance under the equity line which requires additional shareholder approval under rule Nasdaq Listing Rule 5635(d) prior to use. Additional needs to access this line will be dilutive. See – Recent Developments below for additional discussion.

In June 2021, the Company completed a direct offering under its shelf registration statement of 15,520,911 shares of common stock and warrants to purchase up to 15,520,911 shares of common stock at a combined offering price of $1.375 per share, for gross proceeds of $21,341,253. The net proceeds have been or will be used for working capital. See Note 6 – Stockholders’ Equity, Stock Options and Warrants.

In January and February 2021, the Company received aggregate net proceeds of $31,077,231 in a series of registered direct offerings and a private placement of equity securities. On March 1, 2021, the Company used $5,906,802 of the net proceeds from the private placement to pay the remaining principal and interest on the loans originally issued in September 2018, September 2019, and February 2020 and to pay premium due upon such repayment. The remaining net proceeds of the 2021 transactions have been or will be used for working capital. See Note 6 – Stockholders’ Equity, Stock Options and Warrants.

The Company believes that its existing capital resources will be sufficient to support its operating plan for the next twelve months and beyond. However, the Company may also seek to raise additional capital to support its growth through additional debt, equity or other alternatives or a combination thereof. The Company currently expects to use cash on hand to fund capital and equipment investments, research and development, potential acquisitions and its operations, over the next twelve months and beyond, and expects such sources to be sufficient to fund its requirements over that time.

Coronavirus Outbreak

In March 2020, the World Health Organization declared the recent spread of COVID-19 to be a global pandemic. In response to the crisis, emergency measures have been imposed by governments worldwide, including mandatory social distancing and the shutdown of non-essential businesses. These measures adversely impacted the global economy, disrupted global supply chains, and had created significant volatility and disruption of financial markets. While it is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting therefrom, our business and operations have been and will likely continue to be materially and adversely affected. For example, our contract manufacturer for the STREAMWAY® System has been forced to change locations, thereby delaying our order fulfillment for parts. We have also reduced on-site staff at several of our facilities, resulting in delayed production, less efficiency, and our sales staff is unable to visit with hospital administrators who are our customers and potential customers. In addition, COVID-19 has impacted the Company’s capital and financial resources, including our overall liquidity position during 2020 and may impact us in the future. For instance, our accounts receivable has slowed while our suppliers continue to ask for pre-delivery deposits. We received a Paycheck Protection Program (“PPP”) Loan pursuant to the CARES Act which helped fund some payroll costs in 2020. During the fourth quarter of 2020, we received forgiveness of the amounts outstanding from the PPP. If COVID-19 continues to spread or the response to contain the virus is unsuccessful, we may continue to experience a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

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

Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and during the reporting period. Actual results could materially differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year presentation. The reclassifications had no effect on previously reported results of operations, cash flows or stockholders’ equity.

Cash and cash equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company places its cash with high quality financial institutions and believes its risk of loss is limited to amounts in excess of that which is insured by the Federal Deposit Insurance Corporation.

Receivables

Receivables are reported at the amount the Company expects to collect on balances outstanding. The Company provides for probable uncollectible amounts through charges to earnings and credits to the valuation allowance based on management’s assessment of the status of individual accounts.

Amounts recorded in accounts receivable on the condensed consolidated balance sheet include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. An allowance for doubtful accounts is maintained to provide for the estimated amount of receivables that will not be collected. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days is generally considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts balance was $0 as of both June 30, 2021 and December 31, 2020.

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

Upon retirement or sale of fixed assets, the cost and related accumulated depreciation or amortization are removed from the condensed consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations expense as incurred.

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

The Company concluded there was no impairment of its finite-lived assets as of December 31, 2020. The Company prepared the undiscounted cash flows per ASC 360. The Company concluded that the undiscounted cash flows of the long-lived assets exceeded the carrying values. As of June 30, 2021, there were no qualitative or quantitative factors indicating an impairment of its finite-lived assets.

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

The Company recognized loss on impairment goodwill during the year ended December 31, 2020 of $12,876,498. As of June 30, 2021, there were no qualitative or quantitative factors indicating it was more likely than not that the carrying value of a reporting unit exceeds its estimated fair value.

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

ROU assets represent our right to use an underlying asset for the duration of the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Recognition on the commencement date is based on the present value of lease payments over the lease term using an incremental borrowing rate. Leases with a term of 12 months or less at the commencement date are not recognized on the condensed consolidated balance sheet and are expensed as incurred.

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

Revenue from Product Sales

The Company has medical device revenue consisting primarily of sales of the STREAMWAY System, as well as sales of the proprietary cleaning fluid and filters for use with the STREAMWAY System. This revenue stream is reported within the Skyline segment. The Company sells its medical device products directly to hospitals and other medical facilities using employed sales representatives and independent contractors. Purchase orders, which are governed by sales agreements in all cases, state the final terms for unit price, quantity, shipping, and payment terms. The unit price is considered the observable stand-alone selling price for the arrangements. The Company sales agreement, and Terms and Conditions, is a dually executed contract providing explicit criteria supporting the sale of the STREAMWAY System. The Company considers the combination of a purchase order and acceptance of its Terms and Conditions to be a customer’s contract in all cases.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. Accounts receivable totaled $196,520 and $256,878 as of June 30, 2021 and December 31, 2020, respectively.

The Company’s deferred revenues related primarily to maintenance plans of $154,345 and $53,028 as of June 30, 2021 and December 31, 2020, respectively.

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

The fair value of each option and warrant grant is estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	For the six months ended June 30,
	2021			2020
	Stock Options
Expected dividend yield		0.0%			0.0%
Expected stock price volatility	84.8%	-	89.6%	82.6%	-	86.8%
Risk-free interest rate	0.93%	-	1.45%	0.62%	-	1.78%
Expected life (in years)		10			10
	Warrants
Expected dividend yield		0.0%			0.0%
Expected stock price volatility	84.8%	-	89.6%	82.6%	-	86.8%
Risk-free interest rate	0.42%	-	1.04%	0.33%	-	0.79%
Expected life (in years)	3	-	5.5	2	-	5.5

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs were $143,322 and $191,223 for the six months ended June 30, 2021 and 2020, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

There is no income tax provision in the accompanying condensed consolidated statements of net loss due to the cumulative operating losses that indicate a 100% valuation allowance for the deferred tax assets is appropriate.

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

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has a credit risk of $119,857 for cash amounts held in a single institution that are in excess of amounts issued by the Federal Deposit Insurance Corporation.

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

Subsequent Events

The Company has evaluated all of its activities and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

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

Recent Developments

The Company held a Special Meeting of Stockholders (the “Special Meeting”) on August 10, 2021 to consider and vote upon the following proposals:

●	To approve an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of Company common stock from 100,000,000, to 200,000,000;

●	To approve an amendment to the Amended and Restated 2012 Stock Incentive Plan to increase the reserve of shares of common stock authorized for issuance thereunder by 1,500,000, to 3,250,000;

●	To approve, pursuant to Nasdaq Listing Rule 5635(d), the issuance of additional shares of common stock of the Company pursuant to a previously approved equity line of credit arrangement;

●	To ratify the appointment of Baker Tilly US, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021; and

●

To approve a proposal to adjourn the Special Meeting, if necessary, to solicit additional proxies for any of the above proposals, in the event that there are not sufficient votes at the time of the Special Meeting to approve any such proposal.

On March 19, 2021, the Company appointed J. Melville Engle, age 71, as its Chief Executive Officer, effective immediately. In addition to being named CEO, Mr. Engle retained his role of Chairman of the Board. Mr. Engle joined POAI’s Board of Directors in October 2016 and was appointed Chairman of the Board in January 2020.

Dr. Carl Schwartz retired through his resignation as the Chief Executive Officer of the Company effective on March 19, 2021. In connection with the resignation, Dr. Schwartz and the Company simultaneously entered into a Transition and Separation Agreement pursuant to which, among other things, Dr. Schwartz agreed to retire from his employment and resign as a member of the board of directors and to provide certain transition services to the Company in exchange for the issuance to Dr. Schwartz of 100,000 shares of the Company’s common stock on April 1, 2021. In addition, the Company agreed to provide Dr. Schwartz with certain separation benefits and the vesting of 300,000 restricted stock units previously granted to Dr. Schwartz.

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

NOTE 2 – INVENTORIES

Inventory balances are as follows:

	As of June 30, 2021	As of December 31, 2020

Finished goods	$197,212	$95,898
Raw materials	86,284	151,366
Work-In-Process	34,330	42,271
Total	$317,826	$289,535

NOTE 3 – FIXED ASSETS

The Company’s fixed assets consist of the following:

	As of June 30, 2021	As of December 31, 2020
Computers, software, and office equipment	$1,949,468	$1,862,669
Leasehold improvements	315,297	315,297
Laboratory equipment	3,335,119	2,811,012
Manufacturing tooling	108,955	108,955
Demo equipment	56,614	56,614
Total	5,765,453	5,154,547
Less: Accumulated depreciation	(1,814,840)	(1,331,847)
Total Fixed Assets, Net	$3,950,613	$3,822,700

Depreciation expense was $482,993 and $249,049 during the six months ended June 30, 2021 and 2020, respectively and $244,062 and $118,974 during the three months ended June 30, 2021 and 2020, respectively.

NOTE 4 – INTANGIBLE ASSETS

The components of intangible assets were as follows:

	As of June 30, 2021			As of December 31, 2020
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$424,291	$(220,122)	$204,169	$401,421	$(211,110)	$190,311
Developed Technology	2,882,000	(324,225)	2,557,775	2,882,000	(252,175)	2,629,825
Customer Relationships	445,000	(333,750)	111,250	445,000	(259,583)	185,417
Tradename	398,000	(16,356)	381,644	398,000	(5,452)	392,548
Total	$4,149,291	$(894,453)	$3,254,838	$4,126,421	$(728,320)	$3,398,101

Amortization expense was $166,133 and $153,689 during the six months ended June 30, 2021 and 2020, respectively and $83,086 and $77,184 during the three months ended June 30, 2021 and 2020, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2021:

Year ending December 31,	Expense
2021	$249,182
2022	220,993
2023	183,910
2024	183,910
2025	183,910
Thereafter	2,232,933
Total	$3,254,838

NOTE 5 – NOTES PAYABLE

The balances of notes payable were as follows:

	Due Date	As of June 30, 2021	As of December 31, 2020
Promissory note 2019	March 31, 2021	$-	$1,490,833
Promissory note 2020	March 31, 2021	-	1,464,146
2018 Investor Loan	March 31, 2021	-	1,721,776
Total Notes Payable, gross		-	4,676,755
Less: Unamortized discount		-	(244,830)
Total Notes Payable, net		$-	$4,431,925

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

NOTE 6 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

Equity Line

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares at a fair market value of $450,000 for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock. As of June 30, 2021, there was $9,200,829 of remaining available balance under the equity line, subject to shareholder approval required for additional purchases, as well as requirements for market conditions including trading volume and stock price, and subject to other limitations. During the second quarter of 2021, the Company issued 572,504 shares of its common stock valued at $588,590 pursuant to the equity line.

2021 Offerings

In June 2021, the Company completed a direct offering under its shelf registration statement of 15,520,911 shares of common stock and warrants to purchase up to 15,520,911 shares of common stock at a combined offering price of $1.375 per share, for gross proceeds of $21,341,253 and net proceeds of $19,446,296. The offering was priced at-the-market under applicable NASDAQ rules. The warrants have an exercise price equal to $1.25 per share, are exercisable on the effective date of an increase in the number of shares of the Company’s authorized common stock and will expire three years after the initial exercise date. The purchase agreement contained customary representations and warranties and agreements of the Company and the purchasers and customary indemnification rights and obligations of the parties. The Company agreed to hold a special meeting of shareholders on or prior to August 15, 2021 for the purpose of obtaining the approval to increase the number of authorized shares.

The Company paid to the placement agent a fee equal to 7.5% of the gross proceeds received by the Company in the offering and a management fee equal to 1% of the gross proceeds received by the Company in the offering and reimbursed the placement agent for $65,000 of non-accountable and out-of-pocket expenses. The Company also agreed to pay the placement agent $15,950 for clearing fees. Also, in connection with the Offering, the Company agreed to grant the placement agent, or its designees warrants to purchase an aggregate of up to of 1,164,068 shares of its common stock (which represents 7.5% of the shares sold to investors in the Offering) at an exercise price equal to 125% of the offering price of the shares in the offering, or $1.71875. These agent warrants are exercisable on the date of the increase to the authorized shares discussed above (the “Authorized Share Increase Date”) and will expire on the earlier of (i) the date that is the 3-year anniversary of the Authorized Share Increase Date and (ii) June 14, 2026. The investor warrants and the agent warrants can be exercised by the holder paying cash or pursuant to a cashless exercise as defined in the warrant agreement.

In January and February 2021, the Company completed a series of five offerings, all of which were priced at-the-market under applicable NASDAQ rules. The first four offerings were registered direct offerings of common stock under its shelf registration statement, and in each such case, in a concurrent private placement, the Company also issued such investors one warrant to purchase common stock for each two shares purchased in the transaction. Following those four offerings, the Company completed a private placement of common stock, with each investor receiving one warrant to purchase common stock for each two shares purchased in the transaction. In each case, each such investor warrant is exercisable immediately upon issuance and will expire five and one-half years from the issue date. In each case, the Company paid to the placement agent an aggregate fee equal to 7.5% of the aggregate gross proceeds received by the Company in the offering and a management fee equal to 1% of the aggregate gross proceeds received by the Company in the offering and reimbursed the placement agent for certain non-accountable and out-of-pocket expenses. In addition, the Company granted to the placement agent, or its assigns warrants to purchase 7.5% of the shares sold to investors in the offering at an exercise price equal to 125% of the price of the shares in the transaction, with a term of five years for the registered direct offerings or five and one-half years for the private placement. These offerings were as follows:

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

2021 Warrant Exercises

During the six months ended June 30, 2021, the holders of outstanding investor warrants have exercised such warrants for the total purchase of 5,247,059 shares at a weighted average exercise price of $0.86 per share, for total proceeds of $4,495,270.

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

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2019	766,424	$11.34	2,171,610	$15.26

Issued	319,851	1.03	8,097,468	1.547
Forfeited	(72,728)	10.58	(128,710)	95.11
Exercised	-	-	(2,786,992)	0.79

Outstanding at December 31, 2020	1,013,547	$5.41	7,353,376	$3.76

Issued	60,680	1.08	29,640,801	1.44
Forfeited	(60,447)	8.39	-	-
Exercised	-	-	(5,247,059)	0.86

Outstanding at June 30, 2021	1,013,780	$5.07	31,747,118	$2.077

Under the equity incentive plan, the Company is also authorized to issue restricted stock, restricted stock units (“RSUs”) and other awards specified under the plan. During the six months ended June 30, 2021, the Company issued 450,000 RSUs under the plan which have market, performance and service vesting conditions through January 1, 2024. During the six months ended June 30, 2021, 300,000 RSUs became vested, resulting in the issuance of the same number of shares of common stock. At June 30, 2021, there were 550,000 RSUs outstanding under the plan.

Stock-based compensation expense recognized for three months ended June 30, 2021 and June 30, 2020 was $33,243 and $134,939, respectively. Stock-based compensation expense recognized for six months ended June 30, 2021 and June 30, 2020 was $598,325 and $422,777, respectively. The Company has $41,402 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 23 months and $174,027 of unrecognized compensation expense related to non-vested restricted stock units that are expected to be recognized over the next 30 months.

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

The fair value of the agent warrants issued in connection with the March 2020 securities purchase agreement with certain accredited investors for the sale of the Company’s common stock in a private placement was determined to be $33,654 as of December 31, 2020. The Company recorded a loss on the change in fair value of the placement agent warrants of $43,249 during the six months ended June 30, 2021. As of June 30, 2021, the fair value of the placement agent warrants was $76,903.

The fair value of the agent warrants issued in connection with the May 2020 were determined to be $33,819 and $74,873 as of December 31, 2020 and June 30, 2021, respectively. The Company recorded a loss on the change in fair value of the agent warrants of $41,054 during the six months ended June 30, 2021.

The placement agent warrants issued in connection with the June 2020 warrant exercise and issuance had a fair value of $32,701 and $77,844 as of December 31, 2020 and June 30, 2021, respectively. The Company recorded a loss on the change in fair value of the agent warrants of $45,143 during the six months ended June 30, 2021.

The Company concluded the promissory note issued on February 5, 2020 contained a conversion feature and a put each of which is an embedded derivative and are required to be bifurcated. In accordance with ASC 815, Derivatives and Hedging, the Company combined these two embedded derivatives into a single derivative and determined the fair value to record within the derivative liability on the condensed consolidated balance sheet. As of December 31, 2020, the fair value of the derivative liability was $104,529. As a result of the repayment of the note as of March 1, 2021, the embedded derivative had a fair value of zero prior to the repayment. The Company recorded a gain on the fair value of the derivative of $104,529 during the six months ended June 30, 2021.

On September 30, 2020, the promissory note issued in September of 2019 was amended (“Promissory Note 2019”). Management concluded the Promissory Note 2019 contained a conversion feature which is an embedded derivative and was required to be bifurcated. In accordance with ASC 815, Derivatives and Hedging, the Company determined the fair value to record within the derivative liability on the condensed consolidated balance sheet. As of December 31, 2020, the fair value of the derivative was $89,680. As a result of the repayment of the note as of March 1, 2021, the embedded derivative had a fair value of zero prior to the repayment. The Company recorded a gain on the fair value of the derivative of $89,680 during the six months ended June 30, 2021.

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance at December 31, 2019	$50,989
Derivative instrument recognized for A, B and Agent Warrants	2,669,995
Derivative instrument related to Promissory Note 2020	120,921
Gain recognized to revalue derivative instrument at fair value	(27,107)
Derivative liability balance at March 30, 2020	$2,814,798
Derivative instrument recognized for May 2020 Warrants	1,324,184
Derivative instrument recognized for June 2020 Warrants	1,749,721
Derivative instrument related to Promissory Note 2020	20,542
Reclassification of Warrant liabilities to Equity on exercise	(1,701,756)
Loss recognized to revalue derivative instrument at fair value	422,081
Derivative liability balance at June 30, 2020	$4,629,570

Derivative liability balance at December 31, 2020	$294,382
Gain recognized to revalue derivative instrument at fair value	(95,671)
Derivative liability balance at March 31, 2021	$198,711
Loss recognized to revalue derivative instrument at fair value	30,909
Derivative liability balance at June 30, 2021	$229,620

NOTE 8 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common shareholders per common share: basic and diluted calculation	$(2,573,932)	$(3,577,378)	$(6,462,645)	$(8,106,695)

Denominator:
Weighted average common shares outstanding-basic (1)	51,581,762	9,838,152	44,089,157	7,362,240
Effect of diluted stock options, warrants, and preferred stock (2)	-	-	-	-
Weighted average common shares outstanding - diluted	51,581,762	9,838,152	44,089,157	7,362,240
Loss per common share-basic	$(0.05)	$(0.36)	$(0.15)	$(1.10)
Loss per common share- diluted	$(0.05)	$(0.36)	$(0.15)	$(1.10)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Six Months ended June 30,
	2021	2020
RSU	325,000	-
Options	1,013,780	818,117
Warrants	31,747,118	7,257,883
Convertible debt	-	574,367
Preferred stock: series B	79,246	79,246
Preferred stock: series D	-	-
Preferred stock: series E	-	-

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

The Company has three operating segments: Skyline, Helomics and Soluble. See discussion of revenue recognition in Note 1 – Summary of Significant Accounting Policies for a description of the products and services recognized in each segment. The segment revenues and segment net losses for the three and six months ended June 30, 2021 are included in the table below. All revenues are earned from external customers.

Revenue

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2021	2020	2021	2020
Skyline	$306,136	$173,738	$570,388	$453,551
Helomics	7,161	9,046	9,151	24,176
Soluble	34,910	-	48,985	-
Corporate	2,000	-	2,000	-
Total	$350,207	$182,784	$630,524	$477,727

Segment Loss

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2021	2020	2021	2020
Skyline	$(133,082)	$(572,667)	$(275,640)	$(982,510)
Helomics	(1,057,177)	(1,795,312)	(2,284,853)	(3,207,777)
Soluble	(238,938)	(115,737)	(488,467)	(115,737)
Corporate	(1,144,735)	(1,093,662)	(3,413,685)	(3,800,671)
Total	$(2,573,932)	$(3,577,378)	$(6,462,645)	$(8,106,695)

Assets

	As of June 30,	As of December 31,
	2020	2020
Skyline	$1,048,150	$1,191,439
Helomics	6,547,916	9,773,902
Soluble	1,781,450	1,883,585
Corporate	47,534,797	211,510
Total	$56,912,313	$13,060,436

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

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties, many of which are beyond our control. Actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

●	We may not be able to continue operating beyond twelve months without additional financing;
●	Current negative operating cash flows;
●	Our capital needs to accomplish our goals, including any further financing, which may be highly dilutive and may include onerous terms;

●	Risks related to recent and future acquisitions, including the possibility of further impairment of goodwill and risks related to the benefits and costs of acquisition;
●

Risks related to our partnerships with other companies, including the need to negotiate the definitive agreements; possible failure to realize anticipated benefits of these partnerships; and costs of providing funding to our partner companies, which may never be repaid or provide anticipated returns;

●	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;
●	The impact of competition;
●	Acquisition and maintenance of any necessary regulatory clearances applicable to applications of our technology;
●	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;
●	Risk that we never become profitable if our product and services are not accepted by potential customers;
●	Possible impact of government regulation and scrutiny;
●	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;
●	Adverse results of any legal proceedings;
●	The volatility of our operating results and financial condition;
●	Management of growth;
●

Risk that our business and operations will continue to be materially and adversely affected by the COVID-19 pandemic, which has impacted a significant supplier; has resulted in delayed production and less efficiency; and has impacted on our sales efforts, accounts receivable, and terms demanded by suppliers; and may impact financing transactions; and

●	Other specific risks that may be alluded to in this report.

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

TumorGenesis

Our subsidiary, TumorGenesis, is pursuing a new rapid approach to growing tumors in the laboratory, which mimics growth inside the patient’s body. We have also announced a proposed joint venture with GLG Pharma focused on using their combined technologies to bring personalized medicines and testing to ovarian and breast cancer patients, especially those who present with ascites fluid (over one-third of patients). TumorGenesis is focused on providing a its novel media that preserves patient samples in ex-vivo environment to the cancer cell research market and during the first quarter of 2021, launched web-based distribution of media products for ovarian and breast cancers.

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

We operate the Skyline Medical business by continually improving our strategic opportunities, while focusing our resources on our precision medicine business.

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $2,573,932 and $3,577,378 for the three months ended June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021, and December 31, 2020, we had an accumulated deficit of $114,845,753 and $108,383,108, respectively.

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

Results of Operations

Comparison of three and six months ended June 30, 2021 and June 30, 2020

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Difference	2021	2020	Difference
Revenue	$350,207	$182,784	$167,423	$630,524	$477,727	$152,797
Cost of goods sold	142,877	85,261	(57,616)	240,635	177,918	(62,717)
General and administrative expense	2,077,973	3,211,817	1,133,844	5,348,750	6,040,293	691,543
Operations expense	567,796	521,116	(46,680)	1,142,608	1,069,869	(72,739)
Sales and marketing expense	159,788	133,015	(26,773)	274,429	397,424	122,995

Revenue. We recorded revenue of $350,207 and $182,784 in the three months ended June 30, 2021 and 2020, respectively.  We sold a net of 4 and 1 STREAMWAY System units during the three months ended June 30, 2021 and 2020, respectively.

We recorded revenue of $630,524 and $477,727 in the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, all revenue was derived from the Skyline Medical business except for $9,151 and $24,176 in Helomics revenues, respectively and $48,985 during the six months ended June 30, 2021 in the Soluble reportable segment. There were 7 and 6 sales of STREAMWAY units in the six months ended June 30, 2021 and 2020 respectively.

Cost of goods sold. Cost of sales was $142,877 and $240,635 in the three and six months ended June 30, 2021 and $85,261 and $177,918 in the three and six months ended June 30, 2020, respectively. The gross profit margin was approximately 59% and 62% in the three and six months ended June 30, 2021 compared to 53% and 63% in the prior year. Our margins increased in the three-month period in the current year as costs were lower. Exclusive of Helomics, gross profit margin related to the Skyline Medical business was approximately 66% and 75% in the three and six months ended June 30, 2021 and 75% and 76% in the three and six months ended June 30, 2020.

General and administrative expense. General and administrative (“G&A”) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees, and general office expenses.

G&A expense decreased by $1,133,844 for the three months ended June 30, 2021 compared to 2020. The decrease was primarily due to a decrease in costs driven by approximately $790,747 in severance and related expenses linked with cost management efforts, $129,850 decrease in share-based compensation for awards made in 2020, and approximately $280,014 decrease in professional fees including legal and audit support and decrease in franchise taxes of $69,594, offset by an increase of $119,100 in depreciation primarily due to new asset acquisitions in 2021.

G&A expenses decreased by $691,543 for the six months ended June 30, 2021 compared to 2021. The decrease was primarily due to a decrease in share-based compensation for employees and investors, lower sales, use and franchise taxes, and a decrease in professional fees including legal and audit support fees, partially offset by an increase of related to severance associated with the retirement of our CEO and higher depreciation due to new assets placed in service in 2021.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing.

Operations expense increased by $46,680 to $567,796 in the three months ended June 30, 2021 compared to 2020 and increased by $72,739 to $1,142,608 in the six months ended June 30, 2021 compared to 2020. The increase was primarily due to higher costs related to staff and higher AI computing costs, partially offset by lower consulting expenses.

Sales and marketing expense. Sales and marketing expense consisted of expenses required to sell products through independent reps, attendance at trade shows, product literature and other sales and marketing activities.

Sales and marketing expense increased by $26,773 to $159,788 in the three months ended June 30, 2021 compared to $133,015 in the comparable period in 2020 Such expenses related almost exclusively to the Skyline Medical business and corporate expenses for website development. The increase in 2021 was a direct result of commissions expenditures in the Skyline Medical business. Sales and Marketing decreased by $122,995 to $274,429 in the six months ended June 30, 2021 compared to 2020. The decrease was driven by decreased staff related expenses, partially offset by increases in other advertising and marketing expenses.

Other income. We earned other income of $57,033 in the three months ended June 30, 2021 compared to $52,965 in the comparable period in 2020 and earned other income of $85,292 in the sixth months ended June 30, 2021, compared to $52,968 in the comparable in 2020. Other income included interest and dividend income.

Other expense. We incurred other expense of $1,829 in the three months ended June 30, 2021 compared to $729,837 in the comparable period in 2020 and incurred other expense of $236,801 in the six months ended June 30, 2021, compared to $1,846,912 in the comparable period in 2020. Other expense in 2021 consisted primarily of net interest expense, payment premium, amortization of original issue discounts, and loss on debt extinguishment related to our notes payable. Net interest expense was significantly lower in both periods due to the repayment of our remaining debt in the first quarter of 2021.

Loss on derivative instruments. We incurred a gain of $30,909 in the three months ended June 30, 2021 compared to a loss of $422,081 in the comparable period in 2020 and incurred gains of $64,762 in the six months ended June 30, 2021, compared to losses of $394,974 in the comparable period in 2020 related to the changes in fair market value on derivatives.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $5,526,978 and $6,721,084 for the six months ended June 30, 2021 and June 30, 2020, respectively. Cash used in operating activities decreased in the 2021 period primarily because of the decrease in cash used for working capital and the lower operating costs related to the Helomics and Skyline business.

Cash flows used in investing activities were $633,776 for the six months ended June 30, 2021 and cash flows provided by investing activities was $89,976 for the six months ended June 30, 2020, respectively. Cash used in the six months ended June 30, 2021 was from the acquisition of fixed assets and cash used to maintain our intangible assets. Cash provided by investing activities during the six months ended June 30, 2020 was from proceeds from asset sales, offset by cash used in the acquisition of intangible assets.

Net cash provided by financing activities was $50,363,456 and $9,874,355 for the six months ended June 30, 2021 and June 30, 2020, respectively. The cash provided in the six months ended June 30, 2021 was primarily due to proceeds from issuance of common stock and warrants in six financing transactions and the exercise of warrants by investors, in addition to proceeds from the issuance of common stock pursuant to the equity line agreement, offset by the repayment of outstanding debt, each discussed below in “Financing Transactions”.

Liquidity and Plan of Financing

We have incurred a net loss in each of our annual periods since our inception. We incurred a net loss of $6,462,645 for the six months ended June 30, 2021. On June 30, 2021, we had $44,881,034 in cash and cash equivalents. In addition to our cash, we also have access to additional capital through our $15,000,000 equity line with a remaining available balance of $9,200,829 as of June 30, 2021, subject to shareholder approval required for additional purchases, as well as requirements for market conditions including trading volume and stock price, and subject to other limitations.

Since our inception, we have received net proceeds from the sale of our common stock (through our initial public offering and subsequent public offerings, including at-the-market offerings) which have funded our operations. We maintain additional access to capital through our active shelf registration statement which allows for the sale of various equity or debt instruments up to an aggregate amount of approximately $207,000,000 subject to availability and certain limitations.

We believe that our existing capital resources will be sufficient to support our operating plan for the next twelve months and beyond. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital. We may also seek to raise additional capital to support our growth through the incurrence of additional debt, the sale of equity or other alternatives (including asset sales) or a combination thereof.

Financing Transactions

We have funded our operations through a combination of debt and equity instruments including short-term borrowings, and a variety of debt and equity offerings.

Equity Line

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares at a fair market value of $450,000 for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock. As of June 30, 2021, there was $9,200,829 of remaining available balance under the equity line, subject to shareholder approval required for additional purchases, as well as requirements for market conditions including trading volume and stock price, and subject to other limitations. During the second quarter of 2021, the Company issued 572,504 shares of its common stock valued at $588,590 pursuant to the equity line.

2021 Offerings

In June 2021, the Company completed a direct offering under its shelf registration statement of 15,520,911 shares of common stock and warrants to purchase up to 15,520,911 shares of common stock at a combined offering price of $1.375 per share, for gross proceeds of $21,341,253 and net proceeds of $19,446,296. The offering was priced at-the-market under applicable NASDAQ rules The warrants have an exercise price equal to $1.25 per share, are exercisable on the effective date of an increase in the number of shares of the Company’s authorized common stock and will expire three years after the initial exercise date. The purchase agreement contained customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties. The Company agreed to hold a special meeting of shareholders on or prior to August 15, 2021 for the purpose of obtaining the Authorized Share Approval.

The Company paid to the placement agent a fee equal to 7.5% of the gross proceeds received by the Company in the offering and a management fee equal to 1% of the gross proceeds received by the Company in the offering and reimbursed the placement agent for $65,000 of non-accountable and out-of-pocket expenses. The Company also agreed to pay the placement agent $15,950 for clearing fees. Also, in connection with the Offering, the Company agreed to grant the placement agent, or its designees warrants to purchase an aggregate of up to of 1,164,068 shares of its common stock (which represents 7.5% of the shares sold to investors in the Offering) at an exercise price equal to 125% of the offering price of the shares in the offering, or $1.71875. These agent warrants are exercisable on the date of the increase to the authorizes shares discussed above (the “Authorized Share Increase Date”) and will expire on the earlier of (i) the date that is the 3-year anniversary of the Authorized Share Increase Date and (ii) June 14, 2026. The investor warrants and the agent warrants can be exercised by the holder paying cash or pursuant to a cashless exercise as defined in the warrant agreement.

In January and February 2021, the Company completed a series of five offerings, all of which were priced at-the-market under applicable NASDAQ rules. The first four offerings were registered direct offerings of common stock under its shelf registration statement, and in each such case, in a concurrent private placement, the Company also issued such investors one warrant to purchase common stock for each two shares purchased in the transaction. Following those four offerings, the Company completed a private placement of common stock, with each investor receiving one warrant to purchase common stock for each two shares purchased in the transaction. In each case, each such investor warrant is exercisable immediately upon issuance and will expire five and one-half years from the issue date. In each case, the Company paid to the placement agent an aggregate fee equal to 7.5% of the aggregate gross proceeds received by the Company in the offering and a management fee equal to 1% of the aggregate gross proceeds received by the Company in the offering and reimbursed the placement agent for certain non-accountable and out-of-pocket expenses. In addition, the Company granted to the placement agent, or its assigns warrants to purchase 7.5% of the shares sold to investors in the offering at an exercise price equal to 125% of the price of the shares in the transaction, with a term of five years for the registered direct offerings or five and one-half years for the private placement. These offerings were as follows:

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

2021 Warrant Exercises

During the period January 1, 2021 through June 30, 2021, the holders of outstanding investor warrants have exercised such warrants for the total purchase of 5,247,059 shares at a weighted average exercise price of $0.86 per share, for total proceeds of $4,495,270.

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

Based on their evaluation as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2021.

Material Weakness Remediation Activities

Management had previously determined that we had not maintained adequate accounting resources with a sufficient understanding of accounting principles generally accepted in the United States of America (“U.S. GAAP”) to allow us to properly identify and account for new complex transactions. To remediate the material weakness in our internal control over financial reporting described above, we have reevaluated our overall staffing levels within the accounting department and during the fourth quarter of 2019 hired additional resources with qualifications that include a high level of experience with complex technical accounting transactions and application of U.S. GAAP. In the first quarter of 2020, we also engaged an external accounting consultant to assist with the assessment of new complex transactions, which has been ongoing to date. We have completed internal control remediation testing utilizing an external consulting company. We have improved reporting procedures, and we have also re-evaluated the training and ongoing professional education that is provided to, and required of, our accounting personnel.

Remediation of Material Weakness

During the 2021 second quarter, we tested and adopted changes to our internal control over financial reporting related to our remediation efforts described above that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the actions taken, as well as the evaluation of the design and operating effectiveness of the new controls, we determined that the material weakness has been remediated as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the six months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PREDICTIVE ONCOLOGY INC.

Date: August 11, 2021	By:	/s/ J. Melville Engle
J. Melville Engle
Chief Executive Officer

Date: August 11, 2021	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

1.1	Engagement Agreement with H.C. Wainwright & Co., LLC dated January 7, 2021 (1) Exhibit 1.1

1.2	Amendment to Engagement Agreement H.C. Wainwright & Co., LLC dated June 15, 2021 (2) Exhibit 1.2

4.1	Form of Common Stock Purchase Warrant dated June 16, 2021 (2) Exhibit 4.1

4.2	Form of Placement Agent Warrant to H.C. Wainwright & Co., LLC dated June 16, 2021 (2) Exhibit 4.2

10.1	2021 Long-Term Incentive Plan effective May 17, 2021 (3) Exhibit 10.1

10.2	Form of Securities Purchase Agreement dated June 14, 2021, by and between Predictive Oncology Inc. and certain Purchasers (2) Exhibit 10.2

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

(1)	Filed on January 8, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2)	Filed on June 16, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference
(3)	Filed on May 20, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference