Form 10-Q
period 2021-09-30
Predictive Oncology Inc.
filed 2021-11-10
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

☐ Yes   ☒ No

As of November 5, 2021, the registrant had 65,576,334 shares of common stock, par value $0.01 per share outstanding.

PREDICTIVE ONCOLOGY INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$41,771,515	$678,332
Accounts Receivable	275,193	256,878
Inventories	397,976	289,535
Prepaid Expense and Other Assets	595,224	289,490
Total Current Assets	43,039,908	1,514,235

Fixed Assets, net	3,810,640	3,822,700
Intangibles, net	3,199,047	3,398,101
Lease Right-of-Use Assets	961,419	1,395,351
Other Long-Term Assets	179,096	116,257
Goodwill	-	2,813,792
Total Assets	$51,190,110	13,060,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,029,545	$1,372,070
Notes Payable – Net of Discounts of $0 and $244,830	-	4,431,925
Accrued Expenses and Other Liabilities	940,892	2,588,047
Derivative Liability	225,498	294,382
Deferred Revenue	152,546	53,028
Lease Liability	637,352	597,469
Total Current Liabilities	2,985,833	9,336,921

Lease Liability – Net of current portion	388,473	845,129
Other Long-term Liabilities	30,898	235,705
Total Liabilities	3,405,204	10,417,755

Stockholders’ Equity:
Preferred Stock, 20,000,000 authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding	792	792
Common Stock, $.01 par value, 200,000,000 and 100,000,000 shares authorized, 65,457,484 and 19,804,787 outstanding	654,575	198,048
Additional Paid-in Capital	167,413,309	110,826,949
Accumulated Deficit	(120,283,770)	(108,383,108)

Total Stockholders’ Equity	47,784,906	2,642,681

Total Liabilities and Stockholders’ Equity	$51,190,110	$13,060,436

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$313,663	$480,757	$944,187	$958,484
Cost of goods sold	110,165	175,206	350,800	353,124
Gross profit	203,498	305,551	593,387	605,360

General and administrative expense	2,061,458	2,226,634	7,410,208	8,266,927
Operations expense	648,935	568,766	1,791,543	1,638,635
Sales and marketing expense	172,869	121,514	447,298	518,938
Loss on goodwill impairment	2,813,792	2,997,000	2,813,792	2,997,000
Total operating loss	(5,493,556)	(5,608,363)	(11,869,454)	(12,816,140)
Other income	58,830	44,926	144,122	97,894
Other expense	(7,413)	(2,147,057)	(244,214)	(3,993,969)
Gain on derivative instruments	4,122	1,402,768	68,884	1,007,794
Gain on notes receivables associated with asset purchase	-	-	-	1,290,000
Net loss	$(5,438,017)	$(6,307,726)	$(11,900,662)	$(14,414,421)
Deemed dividend	-	554,287	-	554,287
Net loss attributable to common shareholders	$(5,438,017)	$(6,862,013)	$(11,900,662)	$(14,968,708)
Loss per common share basic and diluted	$(0.08)	$(0.46)	$(0.23)	$(1.51)
Weighted average shared used in computation - basic	65,406,312	15,026,789	51,272,960	9,935,738

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2020	79,246	$792	19,804,787	$198,048	$110,826,949	$(108,383,108)	$2,642,681
Shares issued pursuant to agreement with former CEO related to accrued interest			100,401	1,004	142,569		143,573
Issuance of shares and warrants pursuant to Shelf offerings, net			13,488,098	134,881	14,877,611		15,012,492
Issuance of shares and warrants pursuant to February 2021 private placement, net			9,043,766	90,438	15,974,301		16,064,739
Exercise of warrants			5,247,059	52,471	4,442,799		4,495,270
Shares issued pursuant to convertible debt			1,107,544	11,075	502,936		514,011
Shares issued to consultant & other			2,665	27	(4,075)		(4,048)
Vesting expense					565,082		565,082
Net loss						(3,888,713)	(3,888,713)
Balance at 03/31/2021	79,246	$792	48,794,320	$487,944	$147,328,172	$(112,271,821)	$35,545,087
Issuance of shares and warrants pursuant to June 2021 direct placement, net			15,520,911	155,209	19,291,087		19,446,296
Shares issued pursuant to transition agreement with former CEO			400,000	4,000	(4,000)		-
Shares issued pursuant to Equity Line			572,504	5,725	582,865		588,590
Shares issued to consultant & other			47,424	474	48,328		48,802
Vesting expense					33,243		33,243
Net loss						(2,573,932)	(2,573,932)
Balance at 06/30/2021	79,246	$792	65,335,159	$653,352	$167,279,695	$(114,845,753)	$53,088,086
Exercise of warrants			22,000	220	18,370		18,590
Shares issued to consultant & other			77,191	772	97,997		98,769
Vesting expense, net of repurchases of common stock upon vesting of restricted stock units			23,134	231	17,247		17,478
Net loss						(5,438,017)	(5,438,017)
Balance at 09/30/2021	79,246	$792	65,457,484	$654,575	$167,413,309	$(120,283,770)	$47,784,906

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020

(Unaudited)

	Series B Preferred		Series D Preferred		Series E Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2019	79,246	$792	3,500,000	$35,000	258	$3	4,056,652	$40,567	$93,653,667	$(82,498,711)	$11,231,318
Shares issued pursuant to CEO exchange agreement							50,000	500	129,500		130,000
Inducement shares issued pursuant to promissory note extension							30,000	300	40,950		41,250
Issuance of shares and prefunded warrants pursuant to March 2020 private placement							260,000	2,600	455,223		457,823
Inducement shares issued pursuant to 2020 convertible debt and warrants							46,875	468	119,532		120,000
Warrants issued pursuant to 2020 convertible debt									116,951		116,951
Shares issued pursuant to note conversions - bridge loan							170,000	1,700	265,628		267,328
Shares issued pursuant to series E preferred stock conversions					(50)	(1)	141,191	1,412	(1,411)		-
Shares issued pursuant to Equity Line							943,000	9,430	1,860,469		1,869,899
Shares issued to consultant and other							155,000	1,550	360,750		362,300
Vesting expense									287,838		287,838
Net loss										(4,529,317)	(4,529,317)
Balance at 03/31/2020	79,246	$792	3,500,000	$35,000	208	$2	5,852,718	$58,527	$97,289,097	$(87,028,028)	$10,355,390
Warrants issued pursuant to 2020 convertible debt									62,373		62,373
Shares issued pursuant to CEO note conversion and accrued interest and exchange agreement							1,533,481	15,335	2,177,543		2,192,878
Shares issued pursuant to series E preferred stock conversions					(208)	(2)	1,257,416	12,574	(12,572)		-
Shares issued pursuant to series D preferred stock conversions			(3,500,000)	(35,000)			350,004	3,500	31,500		-
Issuance of shares from prefunded warrant exercises							1,390,166	13,902	(13,148)		754
Issuance of shares pursuant to May 2020 offering, net							1,396,826	13,968	591,949		605,917
Shares issued in connection with asset purchase agreement							115,000	1,150	185,150		186,300

	Series B Preferred		Series D Preferred		Series E Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Exercise of warrants and issuance of new warrants June 2020, net							1,274,826	12,748	1,682,237		1,694,985
Director compensation							20,350	204	34,796		35,000
Vesting expense									134,939		134,939
Net Loss										(3,577,378)	(3,577,378)
Balance at 06/30/20	79,246	$792	-	$-	-	$-	13,190,787	$131,908	$102,163,864	$(90,605,406)	$11,691,158
Shares issued in connection with asset purchase agreement							954,719	9,547	1,460,720		1,470,267
Repricing and Reclassification of warrants issued pursuant to convertible debt									1,865,953		1,865,953
Repricing and Reclassification of June 2020 warrants									803,455		803,455
Exercise of warrants							122,000	1,220	190,930		192,150
Share issuance to consultant and other							2,669	26	3,005		3,031
Shares issued pursuant to Equity Line							2,307,000	23,070	2,336,733		2,359,803
Director Compensation							16,108	161	23,839		24,000
Vesting expense and option repricing									134,675		134,675
Net loss										(6,307,726)	(6,307,726)
Balance at 09/30/20	79,246	$792	-	$-	-	$-	16,593,283	$165,932	$108,983,174	$(96,913,132)	$12,236,766

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities:
Net loss	$(11,900,662)	$(14,414,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	970,488	716,595
Vesting expense	627,329	557,452
Amortization of debt discount	244,830	996,271
Gain on valuation of equity-linked instruments and derivative liability	(68,884)	(1,007,794)
Debt extinguishment costs	-	1,996,681
Equity instruments issued in connection with 2020 convertible debt	-	20,695
Equity instruments issued for management, consultant, and other	143,523	424,331
Gain on note receivable in connection with asset purchase	-	(1,290,000)
Loss on fixed asset disposal	5,858	120,577
Loss on goodwill impairment	2,813,792	2,997,000
Changes in assets and liabilities:
Accounts receivable	(18,315)	(122,003)
Inventories	(108,441)	(15,752)
Prepaid expense and other assets	(313,573)	(109,060)
Accounts payable	(342,525)	(1,438,033)
Accrued expenses	(412,952)	587,937
Deferred revenue	99,518	25,739
Other long-term liabilities	(204,807)	-
Net cash provided by operating activities:	(8,464,821)	(9,953,785)

Cash flow from investing activities:
Purchase of fixed assets	(714,534)	(114,180)
Proceeds from asset sales	-	133,850
Loan activities	(55,000)	-
Acquisition of intangibles	(50,699)	(45,862)
Net cash used in investing activities:	(820,233)	(26,192)

Cash flow from financing activities:
Proceeds from issuance of common stock, net	50,523,527	-
Proceeds from debt issuance	-	2,761,867
Proceeds from exercise of warrants into common stock	4,513,860	1,935,854
Repayment of debt	(4,162,744)	(1,459,973)
Proceeds from issuance of common stock pursuant to equity line	588,590	4,229,702
Issuance of common stock, A, B and prefunded warrants, net	-	5,057,919
Payment penalties	(1,073,470)	(247,327)
Repurchase of common stock upon vesting of restricted stock units	(11,526)	-
Other financing (security deposit)	-	25,416
Net cash used in financing activities:	50,378,237	12,303,458

Net increase in cash and cash equivalents	41,093,183	2,323,481
Cash and cash equivalents at the beginning of period	678,332	150,831
Cash at the end of period	$41,771,515	$2,474,312

Non-cash transactions:
Bridge loan conversion into common stock	-	267,328
Shares issued pursuant to former CEO note conversion and accrued interest and exchange agreement	-	2,322,878
Shares issued pursuant to former CEO per agreement related to accrued interest	143,573	-
Fixed assets sold for accounts receivable	-	89,207
Put and conversion derivative from debt issuance and modifications	-	636,563
Series E preferred stock conversions	-	3
Series D preferred stock conversions	-	35,000
Inducement shares issued pursuant to convertible debt	514,011	140,555
Fixed assets acquired from common stock	-	1,470,267
Increase to operating lease right of use asset and lease liability due to new and modified leases	-	1,417,076
Warrants issued pursuant to debt issuance	-	179,324
Fixed assets acquired for notes receivable and common stock	-	1,492,500

Cash paid during period for:
Interest paid on debt	695,989	144,791

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

The Company operates in three primary business areas: first, application of artificial intelligence (“AI”) in our precision medicine business, to provide AI-driven predictive models of tumor drug response to improve clinical outcomes for patients and to assist pharmaceutical, diagnostic, and biotech industries in the development of new personalized drugs and diagnostics primarily through its wholly owned subsidiary Helomics Holding Corporation (“Helomics”); second, production of the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY® System for automated, direct-to-drain medical fluid waste disposal and associated products through its incorporated division Skyline and; third, contract services and research focused on solubility improvements, stability studies, and protein production, primarily with our Soluble Biotech subsidiary.

In addition, the Company’s wholly-owned subsidiary, TumorGenesis Inc. (“TumorGenesis”), is developing the next generation, patient-derived tumor models for precision cancer therapy and drug development. TumorGenesis is presented as part of the condensed consolidated financial statements and is included in corporate in the Company’s segment reporting.

During the first quarter of 2018, the Company acquired 25% of the capital stock of Helomics. On April 4, 2019, the Company completed a forward triangular merger with Helomics Acquisition Inc., a wholly owned subsidiary of the Company and Helomics, acquiring the remaining 75% of the capital stock of Helomics.

The Company had cash and cash equivalents of $41,771,515 as of September 30, 2021. As of September 30, 2021, there was no outstanding debt. In October 2019, the Company entered into a purchase agreement for an equity line under which it can raise up to $15,000,000 over a three-year period, subject to market conditions including trading volume and stock price. As of September 30, 2021, there was $9,200,829 remaining in available balance under the equity line. Additional needs to access this line will be dilutive.

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

Amounts recorded in accounts receivable on the condensed consolidated balance sheet include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. An allowance for doubtful accounts is maintained to provide for the estimated amount of receivables that will not be collected. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days is generally considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts balance was $0 as of both September 30, 2021 and December 31, 2020.

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers, software, and office equipment	3	-	10
Leasehold improvements (1)	2	-	5
Manufacturing tooling	3	-	7
Laboratory equipment	4	-	10
Demo equipment		3

(1)	Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term.

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

The Company concluded there was no impairment of its finite-lived assets as of September 30, 2021. The Company prepared the undiscounted cash flows per ASC 360. The Company concluded that the undiscounted cash flows of the long-lived assets exceeded the carrying values.

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

To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company first has the option to assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgement. Pursuant to ASU 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The Company also completes a reconciliation between the implied equity valuation prepared and the Company’s market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs. See Note 4 – Intangible Assets and Goodwill.

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

Revenue from Clinical Testing

The Precision Oncology Insights are clinical diagnostic testing comprised of the Company’s Tumor Drug Response Testing (formerly ChemoFx) and Genomic Profiling (formerly BioSpeciFx) tests. The Tumor Drug Response test determines how a patient’s tumor specimen reacts to a panel of various chemotherapy drugs, while the Genomic Profiling test evaluates the expression of a particular gene related to a patient’s tumor specimen. Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The estimated uncollectible amounts are generally considered implicit price concessions that are a reduction in revenue. Helomics’ payment terms vary by the agreements reached with insurance carriers and Medicare. The Company’s performance obligations are satisfied at one point in time when test reports are delivered.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. Accounts receivable totaled $275,193 and $256,878 as of September 30, 2021 and December 31, 2020, respectively.

The Company’s deferred revenues related primarily to maintenance plans of $152,546 and $53,028 as of September 30, 2021 and December 31, 2020, respectively.

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

The fair value of each option and warrant grant is estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	For the nine months ended September 30,
	2021	2020
	Stock Options
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	84.8% - 89.6%	82.6% - 87%
Risk-free interest rate	0.93% - 1.45%	0.13% - 1.78%
Expected life (in years)	10	10
	Warrants
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	84.8% - 89.6%	82.6%-87%
Risk-free interest rate	0.42% - 1.04%	0.135% - 0.79%
Expected life (in years)	3 - 5.5	5 - 5.5

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs were $234,357 and $227,805 for the nine months ended September 30, 2021 and 2020, respectively.

Other Expense

Other expense consisted primarily of interest expense, payment premium, amortization of original issue discounts, and loss on debt extinguishment associated with the Company’s notes payable.

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

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has zero credit risk for cash amounts held in a single institution that are in excess of amounts issued by the Federal Deposit Insurance Corporation.

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

NOTE 2 – INVENTORIES

Inventory balances are as follows:

	As of September 30, 2021	As of December 31, 2020

Finished goods	$222,898	$95,898
Raw materials	161,910	151,366
Work-In-Process	13,168	42,271
Total	$397,976	$289,535

NOTE 3 – FIXED ASSETS

The Company’s fixed assets consist of the following:

	As of September 30, 2021	As of December 31, 2020
Computers, software, and office equipment	$1,964,329	$1,862,669
Leasehold improvements	321,796	315,297
Laboratory equipment	3,402,586	2,811,012
Manufacturing tooling	108,955	108,955
Demo equipment	56,614	56,614
Total	5,854,280	5,154,547
Less: Accumulated depreciation and amortization	(2,043,640)	(1,331,847)
Total Fixed Assets, Net	$3,810,640	$3,822,700

Depreciation expense was $720,736 and $485,648 during the nine months ended September 30, 2021 and 2020, respectively and $237,742 and $236,599 during the three months ended September 30, 2021 and 2020, respectively.

NOTE 4 – INTANGIBLE ASSETS AND GOODWILL

The components of intangible assets were as follows:

	As of September 30, 2021			As of December 31, 2020
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$452,119	$(225,182)	$226,937	$401,421	$(211,110)	$190,311
Developed Technology	2,882,000	(360,249)	2,521,751	2,882,000	(252,175)	2,629,825
Customer Relationships	445,000	(370,833)	74,167	445,000	(259,583)	185,417
Tradename	398,000	(21,808)	376,192	398,000	(5,452)	392,548
Total	$4,177,119	$(978,072)	$3,199,047	$4,126,421	$(728,320)	$3,398,101

Amortization expense was $249,752 and $230,947 during the nine months ended September 30, 2021 and 2020, respectively and $83,619 and $77,258 during the three months ended September 30, 2021 and 2020, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2021:

Year ending December 31,	Expense
2021	$83,940
2022	224,511
2023	187,428
2024	187,428
2025	187,428
Thereafter	2,328,312
Total	$3,199,047

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

In testing goodwill for impairment as of September 30, 2020, the Company performed a quantitative impairment test, including computing the fair value of the Helomics reporting unit and comparing that value to its carrying value. Based upon the Company’s quantitative goodwill impairment test, the Company concluded that goodwill was impaired as of   September 30, 2020. The quantitative review as of September 30, 2020 resulted in $2,997,000 of impairment expense related to goodwill.

When evaluating the fair value of Helomics reporting unit as of September 30, 2020, the Company used a discounted cash flow model and market comparisons. Key assumptions used to determine the estimated fair value included: (a) expected cash flow for the 20-year period following the testing date (including net revenues, costs of revenues, and operating expenses as well as estimated working capital needs and capital expenditures); (b) an estimated terminal value using a terminal year growth rate of 3.0% determined based on the growth prospects of the reporting unit; and (c) a discount rate of 25% based on management’s best estimate of the after-tax weighted average cost of capital. The discount rate included a Company specific risk premium of 10% for risks related to the term of the forecasts.

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

When evaluating the fair value of Helomics reporting unit the Company used a discounted cash flow model. Key assumptions used to determine the estimated fair value as of December 31, 2020 included: (a) expected cash flow for the 10-year period following the testing date (including net revenues, costs of  revenues, and operating expenses as well as estimated working capital needs and capital expenditures); (b) an estimated terminal value using a terminal year growth rate of 4.0% determined based on the growth prospects of the reporting unit; and (c) a discount rate of 14.0% based on management’s best estimate of the after-tax weighted average cost of capital.  The discount rate included a Company specific risk premium of 1.0% for risks related to the term of the forecasts. The Company further used a probability weighting of various forecasts to address forecast risk.

The following tables present changes in the carrying value of goodwill our consolidated balance sheet through December 31, 2020:

Goodwill balance at December 31, 2018	$-
Acquired	23,790,290
Impairment	(8,100,000)
Goodwill balance at December 31, 2019	$15,690,290
Impairment	(12,876,498)
Goodwill balance at December 31, 2020	$2,813,792

During the third quarter of 2021, the Company concluded that potential impairment indicators were present and that an impairment assessment was warranted for goodwill.

In testing goodwill for impairment as of September 30, 2021, the Company performed a quantitative impairment test, including computing the fair value of the Helomics reporting unit and comparing that value to its carrying value. Based upon the Company’s quantitative goodwill impairment test, the Company concluded that goodwill was impaired as of September 30, 2021.

The quantitative review as of September 30, 2021 resulted in $2,813,792 of impairment expense related to goodwill. As of September 30, 2021, the cumulative impairment recorded was $23,790,290.

Goodwill balance at December 31, 2020	$2,813,792
Impairment	(2,813,792)
Goodwill balance at September 30, 2021	$-

When evaluating the fair value of Helomics reporting unit the Company used a discounted cash flow model and market comparisons. Key assumptions used to determine the estimated fair value included: (a) expected cash flow for the 10-year period following the testing date (including net revenues, costs of revenues, and operating expenses as well as estimated working capital needs and capital expenditures); (b) an estimated terminal value using a terminal year growth rate of 4.0% determined based on the growth prospects of the reporting unit; and (c) a discount rate of 15% based on management’s best estimate of the after-tax weighted average cost of capital. The Company further used a probability weighting of various forecasts to address forecast risk.

The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs. Goodwill is not expected to be deductible for tax purposes.

NOTE 5 – NOTES PAYABLE

The balances of notes payable were as follows:

	Due Date	As of September 30, 2021	As of December 31, 2020
Promissory note 2019	March 31, 2021	$-	$1,490,833
Promissory note 2020	March 31, 2021	-	1,464,146
2018 Investor Loan	March 31, 2021	-	1,721,776
Total Notes Payable, gross		-	4,676,755
Less: Unamortized discount		-	(244,830)
Total Notes Payable, net		$-	$4,431,925

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

NOTE 6 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

Equity Line

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares at a fair market value of $450,000 for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock. As of September 30, 2021, there was $9,200,829 remaining in available balance under the equity line. Additional needs to access this line will be dilutive.

During the three months ended September, 30, 2021, the Company did not access the equity line. During the nine months ended September 30, 2021, the Company issued 572,504 shares of its common stock valued at $588,590 pursuant to the equity line.

2021 Offerings

In June 2021, the Company completed a direct offering under its shelf registration statement of 15,520,911 shares of common stock and warrants to purchase up to 15,520,911 shares of common stock at a combined offering price of $1.375 per share, for gross proceeds of $21,341,253 and net proceeds of $19,446,296. The offering was priced at-the-market under applicable NASDAQ rules. The warrants have an exercise price equal to $1.25 per share, became exercisable on the effective date of the charter amendment, August 17, 2021. These warrants will expire on August 17, 2024.

The Company paid to the placement agent a fee equal to 7.5% of the gross proceeds received by the Company in the offering and a management fee equal to 1% of the gross proceeds received by the Company in the offering and reimbursed the placement agent for $65,000 of non-accountable and out-of-pocket expenses. The Company also agreed to pay the placement agent $15,950 for clearing fees. Also, in connection with the offering, the Company agreed to grant the placement agent, or its designees warrants to purchase an aggregate of up to of 1,164,068 shares of its common stock (which represents 7.5% of the shares sold to investors in the offering) at an exercise price equal to 125% of the offering price of the shares in the offering, or $1.71875. These warrants also became exercisable as of August 17, 2021 and will expire on August 17, 2024.

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

2021 Warrant Exercises

During the period January 1, 2021 through September 30, 2021, the holders of outstanding investor warrants have exercised such warrants for the total purchase of 5,269,059 shares at a weighted average exercise price of $0.86 per share, for total proceeds of $4,513,860.

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

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2019	766,424	$11.34	2,171,610	$15.26

Issued	319,851	1.03	8,097,468	1.55
Forfeited	(72,728)	10.58	(128,710)	95.11
Exercised	-	-	(2,786,992)	0.79

Outstanding at December 31, 2020	1,013,547	$5.41	7,353,376	$3.76

Issued	60,680	1.08	29,640,801	1.44
Forfeited	(61,467)	9.27	-	-
Exercised	-	-	(5,269,059)	0.86

Outstanding at September 30, 2021	1,012,760	$5.02	31,725,118	$2.08

Under the equity incentive plan, the Company is also authorized to issue restricted stock, restricted stock units (“RSUs”) and other awards specified under the plan. On August 10, 2021, the stockholders approved an amendment to the Amended and Restated 2012 Stock Incentive Plan to increase the reserve of shares of common stock authorized for issuance thereunder by 1,500,000, to 3,250,000. During the nine-months ended September 30, 2021, the Company issued 450,000 RSUs under the plan which have market, performance and service vesting conditions through January 1, 2024. During the nine-months ended September 30, 2021, 333,334 RSUs became vested, resulting in the issuance of the same number of shares of common stock. At September 30, 2021, there were 516,666 RSUs outstanding under the plan.

Stock-based compensation expense recognized for three months ended September 30, 2021 and September 30, 2020 was $29,004 and $134,675, respectively. Stock-based compensation expense recognized for nine months ended September 30, 2021 and September 30, 2020 was $627,329 and $557,452, respectively. The Company has $7,357 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over the next 23 months and $122,162 of unrecognized compensation expense related to non-vested restricted stock units that is expected to be recognized over the next 27 months.

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

On August 17, 2021, at the reconvened special meeting of the stockholders of the Company, the stockholders approved an increase in the number of authorized shares of Company common stock from 100,000,000, to 200,000,000.

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

The fair value of the agent warrants issued in connection with the March 2020 private placement certain accredited investors for the sale of the Company’s common stock was determined to be $33,654 as of December 31, 2020. The Company recorded a loss on the change in fair value of the placement agent warrants of $41,326 during the nine months ended September 30, 2021. As of September 30, 2021, the fair value of the placement agent warrants was $74,980.

The fair value of the agent warrants issued in connection with the May 2020 offering were determined to be $73,765 and $33,819 as of September 30, 2021 and December 31, 2020, respectively. The Company recorded a loss on the change in fair value of the agent warrants of $39,946 during the nine months ended September 30, 2021.

The placement agent warrants issued in connection with the June 2020 warrant exercise and issuance had a fair value of $76,752 and $32,701 as of September 30, 2021 and December 31, 2020, respectively. The Company recorded a loss on the change in fair value of the agent warrants of $44,051 during the nine months ended September 30, 2021.

The Company concluded the promissory note issued on February 5, 2020 contained a conversion feature and a put each of which is an embedded derivative and are required to be bifurcated. In accordance with ASC 815, Derivatives and Hedging, the Company combined these two embedded derivatives into a single derivative and determined the fair value to record within the derivative liability on the condensed consolidated balance sheet. As of December 31, 2020, the fair value of the derivative liability was $104,529. As a result of the repayment of the note as of March 1, 2021, the embedded derivative had a fair value of zero prior to the repayment. The Company recorded a gain on the fair value of the derivative of $104,529 during the nine months ended September 30, 2021.

On September 30, 2020, the promissory note issued in September of 2019 was amended (“Promissory Note 2019”). Management concluded the Promissory Note 2019 contained a conversion feature which is an embedded derivative and was required to be bifurcated. In accordance with ASC 815, Derivatives and Hedging, the Company determined the fair value to record within the derivative liability on the condensed consolidated balance sheet. As of December 31, 2020, the fair value of the derivative was $89,680. As a result of the repayment of the note as of March 1, 2021, the embedded derivative had a fair value of zero prior to the repayment. The Company recorded a gain on the fair value of the derivative of $89,680 during the nine months ended September 30, 2021.

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance at December 31, 2019	$50,989
Derivative instrument recognized for A, B and Agent Warrants	2,669,995
Derivative instrument related to Promissory Note 2020	120,921
Gain recognized to revalue derivative instrument at fair value	(27,107)
Derivative liability balance at March 30, 2020	$2,814,798
Derivative instrument recognized for May 2020 Warrants	1,324,184
Derivative instrument recognized for June 2020 Warrants	1,749,721
Derivative instrument related to Promissory Note 2020	20,542
Reclassification of Warrant liabilities to Equity on exercise	(1,701,756)
Loss recognized to revalue derivative instrument at fair value	422,081
Derivative liability balance at June 30, 2020	$4,629,570
Gain recognized to revalue derivative instrument at fair value	(1,402,768)
Reclassification of Warrant liabilities to Equity	(2,669,408)
Derivative instrument related to September 30 debt amendments	495,100
Derivative liability balance at September 30, 2020	$1,052,494
Gain recognized to revalue derivative instrument at fair value	(758,112)
Derivative liability balance at December 31, 2020	$294,382
Gain recognized to revalue derivative instrument at fair value	(95,671)
Derivative liability balance at March 31, 2021	$198,711
Loss recognized to revalue derivative instrument at fair value	30,909
Derivative liability balance at June 30, 2021	$229,620
Gain recognized to revalue derivative instrument at fair value	(4,122)
Derivative liability balance at September 30, 2021	$225,498

NOTE 8 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020		2021	2020
Numerator:
Net loss attributable to common shareholders per common share: basic and diluted calculation	$(5,438,017)		$(6,862,013)	$(11,900,662)	$(14,968,708)

Denominator:
Weighted average common shares outstanding-basic (1)	65,406,312		15,026,789	51,272,960	9,935,738
Effect of diluted stock options, warrants, and preferred stock (2)	-		-	-	-
Weighted average common shares outstanding - diluted	65,406,312		15,026,789	51,272,960	9,935,738
Loss per common share-basic	$(0.08)	$	(0.46)	$(0.23)	$(1.51)
Loss per common share- diluted	$(0.08)	$	(0.46)	$(0.23)	$(1.51)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Nine Months ended September 30,
	2021	2020
Options	1,012,760	836,655
Warrants	31,725,118	7,257,883
RSU	516,666	-
Convertible debt	-	3,319,903
Preferred stock: series B	79,246	79,246

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

The Company has three operating segments: Skyline, Helomics and Soluble. See discussion of revenue recognition in Note 1 – Summary of Significant Accounting Policies for a description of the products and services recognized in each segment. The segment revenues and segment net losses for the three and nine months ended September 30, 2021 are included in the table below. All revenues are earned from external customers.

Revenue

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2021	2020	2021	2020
Skyline	$282,675	$471,054	$853,063	$924,605
Helomics	2,164	9,703	11,314	33,879
Soluble	27,653	-	76,639	-
Corporate	1,171	-	3,171	-
Total	$313,663	$480,757	$944,187	$958,484

Segment Loss

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2021	2020	2021	2020
Skyline	$(102,850)	$(42,275)	$(378,490)	$(1,024,786)
Helomics	(3,739,275)	(4,138,459)	(6,024,129)	(7,346,236)
Soluble	(352,324)	(282,150)	(840,790)	(397,887)
Corporate	(1,243,568)	(1,844,842)	(4,657,253)	(5,645,512)
Total	$(5,438,017)	$(6,307,726)	$(11,900,662)	$(14,414,421)

Assets

	As of September 30,	As of December 31,
	2021	2020
Skyline	$860,408	$1,191,439
Helomics	6,184,782	9,773,902
Soluble	1,690,018	1,883,585
Corporate	42,454,902	211,510
Total	$51,190,110	$13,060,436

NOTE 10 – RELATED PARTY TRANSACTIONS

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements.

One of the Company’s former directors, Richard L. Gabriel, is the Chief Operating Officer of GLG Pharma (“GLG”) and serves as a director of that firm. The Company and GLG have a partnership agreement for the purpose of bringing together their proprietary technologies to build out personalized medicine platform for the diagnosis and treatment of women’s cancer. There has been no revenue or expenses generated by this partnership to date.

Richard L. Gabriel was also contracted as the Chief Operating Officer for TumorGenesis. Through April 1, 2019, Mr. Gabriel received $12,000 per month pursuant to a renewable six-month contract. On May 1, 2019, Mr. Gabriel executed a one-year contract with renewable three-month periods to continue as the Chief Operating Officer for TumorGenesis, receiving $13,500 in monthly cash payments.

Effective May 1, 2021, Richard Gabriel resigned as a member of the Company’s Board of Directors. Mr. Gabriel’s resignation is in connection with his assuming a management position with the Company, and not due to any disagreements with the Company on any of our operations, policies or practices.

NOTE 11 – SUBSEQUENT EVENTS

Equity Line Agreement: During the fourth quarter of 2021 through November 10, 2021 the Company issued 75,000 shares of its common stock valued at $87,000 pursuant to the equity line.

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

Our CRO/AI business leverages our core competence in profiling the drug response of patient tumors. Our large knowledgebase of tumor drug response and other data, together with proven AI, has created a unique capability for oncology drug discovery that allows for the highly efficient screening of drug responses from thousands of diverse, well-characterized patient primary tumor cell lines. PeDAL uses a patented Active Learning approach called CoRE to construct predictive models of patient-specific drug response and then uses these to efficiently drive multiple rounds of drug response testing. This novel disruptive patient-centric approach is ideally suited to the early part of drug discovery (especially hit-to-lead, lead optimization, and pre-clinical), resulting in better prioritization of compounds and better coverage of patient diversity. This will dramatically improve the chances of successfully translating discoveries, resulting in lowered costs, shortened timelines, and most importantly enhanced “speed-to-patient” for new therapies.

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

TumorGenesis

Our subsidiary, TumorGenesis, is pursuing a new rapid approach to growing tumors in the laboratory, which essentially “fools” the cancer cells into thinking they are still growing inside the patient. TumorGenesis is focused on providing the best media for the right cancer cell and, during the first quarter of 2021, launched web-based distribution of media products for ovarian and breast cancers.

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

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $5,438,017 and $6,307,726 for the three months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021, and December 31, 2020, we had an accumulated deficit of $120,283,770 and $108,383,108, respectively.

We have never generated sufficient revenues to fund our capital requirements. From 2009 through 2018, we built the Skyline Medical business, utilizing a national sales network and international sales-distributorships. However, the Skyline Medical business has never reached profitability. In 2017, we decided to diversify our business by investing in ventures in the precision medicine business, including making significant loans and investments in early-stage companies. These activities led to the acquisition of Helomics in April 2019, which accelerated our capital needs further. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Liquidity and Plan of Financing” below.

Our future cash requirements and the adequacy of available funds depend on our ability to generate revenues from our Helomics segment; to continue selling our Skyline Medical products and attempt to reach profitability in the Skyline Medical business and the availability of future financing to fulfill our business plans. See “Liquidity and Plan of Financing” below.

Our limited history of operations, especially in our precision medicine business, and our change in the emphasis of our business, makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Recent Developments

Effective September 13, 2021, our Board of Directors (“Board”) elected Raymond F. Vennare to the Board. He was chosen to fill the vacancy created by the resignation of Richard Gabriel in May 2021. As a Class III Director, Mr. Vennare’s term will expire at the 2021 annual meeting of our stockholders. In recognition of the services Mr. Vennare will provide to us as a member of the Board, he was issued 5,000 shares of common stock from our Amended and Restated 2012 Stock Incentive Plan simultaneously with his election.

At their special meeting on August 10, 2021, as reconvened on August 17, 2021, our stockholders took the following actions:

i.

The stockholders approved an amendment to the Amended and Restated 2012 Stock Incentive Plan (the “Amended and Restated Plan”) to increase the reserve of shares of common stock authorized for issuance thereunder by 1,500,000, to 3,250,000 (the “Plan Proposal”).

ii.

The stockholders approved the issuance of additional shares of common stock, in accordance with Nasdaq Listing Rule 5635(d), pursuant to a previously approved equity line of credit arrangement (the “Equity Line Proposal”).

iii.	The stockholders ratified the appointment of Baker Tilly US, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021 (the “Auditor Proposal”).

iv.

The stockholders approved a proposal to adjourn the Special Meeting, if necessary, to solicit additional proxies for approval of an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 100,000,000, to 200,000,000 (the “Charter Proposal”), the Plan Proposal, the Equity Line Proposal and/or the Auditor Proposal, as applicable, in the event that there are not sufficient votes at the time of the Special Meeting to approve any such proposal.

v.	The stockholders approved an increase in the number of authorized shares of our common stock from 100,000,000, to 200,000,000.

On March 19, 2021, we appointed J. Melville Engle, age 71, as its Chief Executive Officer, effective immediately. In addition to being named CEO, Mr. Engle retained his role of Chairman of the Board. Mr. Engle joined POAI’s Board of Directors in October 2016 and was appointed Chairman of the Board in January 2020.

Dr. Carl Schwartz retired through his resignation as the Chief Executive Officer effective on March 19, 2021. In connection with the resignation, Dr. Schwartz and we simultaneously entered into a Transition and Separation Agreement pursuant to which, among other things, Dr. Schwartz agreed to retire from his employment and resign as a member of the board of directors and to provide certain transition services to us in exchange for the issuance to Dr. Schwartz of 100,000 shares of our common stock on April 1, 2021. In addition, we agreed to provide Dr. Schwartz with certain separation benefits and the vesting of 300,000 restricted stock units previously granted to Dr. Schwartz.

Effective April 21, 2021, the Board elected Dr. Christina Jenkins, M.D., to the Board, as well as to the Board’s Merger & Acquisition Committee. She was chosen to fill the vacancy created by the retirement of Dr. Carl I. Schwartz. As a Class III Director, Dr. Jenkins’ term will expire at the 2021 annual meeting of our stockholders. In recognition of the services Dr. Jenkins will provide to us as a member of the Board, she was issued 5,000 shares of common stock from our Amended and Restated 2012 Stock Incentive Plan simultaneously with her election.

Results of Operations

Comparison of three and nine months ended September 30, 2021 and September 30, 2020

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Difference	2021	2020	Difference
Revenue	$313,663	$480,757	$(167,094)	$944,187	$958,484	$(14,297)
Cost of goods sold	110,165	175,206	65,041	350,800	353,124	2,324
General and administrative expense	2,061,458	2,226,634	165,176	7,410,208	8,266,927	856,719
Operations expense	648,935	568,766	(80,169)	1,791,543	1,638,635	(152,908)
Sales and marketing expense	172,869	121,514	(51,355)	447,298	518,938	71,640

Revenue. We recorded revenue of $313,663 and $480,757 in the three months ended September 30, 2021 and 2020, respectively.  We sold a net of 3 and 15 STREAMWAY System units during the three months ended September 30, 2021 and 2020, respectively.

We recorded revenue of $944,187 and $958,484 in the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, most of our revenue was derived from the Skyline Medical business and also included $11,314 and $33,879 in Helomics revenues, respectively and $76,639 during the nine months ended September 30, 2021 in the Soluble reportable segment. There were 10 and 21 sales of STREAMWAY units in the nine months ended September 30, 2021 and 2020 respectively.

Cost of goods sold. Cost of sales was $110,165 and $350,800 in the three and nine months ended September 30, 2021 and $175,206 and $353,124 in the three and nine months ended September 30, 2020, respectively. The gross profit margin was approximately 65% and 63% in the three and nine months ended September 30, 2021 compared to 64% and 63% in the prior year. Our margins increased in the three-month period in the current year as costs were lower. Exclusive of Helomics, gross profit margin related to the Skyline Medical business was approximately 68% in the nine months ended September 30, 2021 and 72% in the nine months ended September 30, 2020.

General and administrative expense. General and administrative (“G&A”) expense primarily consisted of management salaries, professional fees, consulting fees, travel expense, administrative fees, and general office expenses.

G&A expense decreased by $165,176 for the three months ended September 30, 2021 compared to 2020. This was primarily due to a decrease in costs driven by approximately $187,500 due to decrease in long-term bonuses, $111,644 decrease in share-based compensation for awards made in 2020, and approximately $53,716 decrease in professional fees including legal and audit support and decrease in investor relations expenses of $92,958, offset by an increase in other staff related expenses of $77,159 and increased board related expenses of $72,788, as well as others.

G&A expenses decreased by $856,719 for the nine months ended September 30, 2021 compared to 2020. The decrease was primarily due to a decrease in share-based compensation for employees and investors, lower use, franchise and sales taxes, and a decrease in professional fees including legal and audit support fees, partially offset by an increase of related to severance associated with the retirement of our CEO and higher depreciation due to new assets placed in service in 2021.

Operations expense. Operations expense primarily consisted of expenses related to product development and prototyping and testing.

Operations expense increased by $80,169 to $648,935 in the three months ended September 30, 2021 compared to 2020 and increased by $152,908 to $1,791,543 in the nine months ended September 30, 2021 compared to 2020. The increase was primarily due to higher costs related to staff and higher AI computing costs, partially offset by lower consulting expenses.

Sales and marketing expense. Sales and marketing expense consisted of expenses required to sell products through independent reps, attendance at trade shows, product literature and other sales and marketing activities.

Sales and marketing expense increased by $51,355 to $172,869 in the three months ended September 30, 2021 compared to $121,514 in the comparable period in 2020, such expenses related almost exclusively to the Skyline Medical business and corporate expenses for website development. The increase in 2021 was a direct result of advertising and promotion including website development, market research and trade shows, offset by lower commissions expenditures in the Skyline Medical business. Sales and Marketing decreased by $71,640 to $447,298 in the nine months ended September 30, 2021 compared to 2020. The nine-month decrease was driven by decreased staff related expenses, partially offset by increases in other advertising and marketing expenses.

Other income. We earned other income of $58,830 in the three months ended September 30, 2021 compared to $44,926 in the comparable period in 2020 and earned other income of $144,122 in the nine months ended September 30, 2021, compared to $97,894 in the comparable in 2020. Other income included interest and dividend income.

Other expense. We incurred other expense of $7,413 in the three months ended September 30, 2021 compared to $2,147,057 in the comparable period in 2020 and incurred other expense of $244,214 in the nine months ended September 30, 2021, compared to $3,993,969 in the comparable period in 2020. Other expense in 2021 consisted primarily of net interest expense, payment premium, amortization of original issue discounts, and loss on debt extinguishment related to our notes payable. Net interest expense was significantly lower in both periods due to the repayment of our remaining debt in the first quarter of 2021.

Loss on derivative instruments. We incurred a gain of $4,122 in the three months ended September 30, 2021 compared to a gain of $1,402,768 in the comparable period in 2020 and incurred gains of $68,884 in the nine months ended September 30, 2021, compared to gains of $1,007,794 in the comparable period in 2020 primarily related to the changes in fair market value on derivatives.

Loss on goodwill impairment. We incurred an impairment charge on goodwill of $2,813,792 and $2,997,000, during the three and nine months ended September 30, 2021 and September 30, 2020, respectively. The Company performs a goodwill assessment using a qualitative approach to identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of each of our reporting units. The Company’s goodwill relates to the Helomics operating segment and none of the Company’s other operating segments. The Company made its qualitative evaluation considering, among other things, general macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events.

Based upon the goodwill impairment test, the Company concluded that goodwill was impaired as of the testing date. Pursuant to Accounting Standards Update No, 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of our reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The quantitative review resulted in $2,813,792 of impairment charges related to our goodwill. Our goodwill at September 30, 2021 following the impairment was zero.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $8,464,821 and $9,953,785 for the nine months ended September 30, 2021 and September 30, 2020, respectively. Cash used in operating activities decreased in the 2021 period primarily because of the decrease in cash used for working capital and the lower operating costs related to the Helomics and Skyline business.

Cash flows used in investing activities were $820,233 for the nine months ended September 30, 2021 and cash flows used by investing activities was $26,192 for the nine months ended September 30, 2020, respectively. Cash used in the nine months ended September 30, 2021 was from the acquisition of fixed assets and cash used to maintain our intangible assets. Cash used in the nine months ended September 30, 2020 was for the acquisition of intangible assets.

Net cash provided by financing activities was $50,378,237 and $12,303,458 for the nine months ended September 30, 2021 and September 30, 2020, respectively. The cash provided in the nine months ended September 30, 2021 was primarily due to proceeds from issuance of common stock and warrants in six financing transactions and the exercise of warrants by investors, in addition to proceeds from the issuance of common stock pursuant to the equity line agreement, offset by the repayment of outstanding debt, each discussed below in “Financing Transactions”.

Liquidity and Plan of Financing

We have incurred a net loss in each of our annual periods since our inception. We incurred a net loss of $11,900,662 for the nine months ended September 30, 2021. On September 30, 2021, we had $41,771,515 in cash. In addition to our cash, we also have access to additional capital through our $15,000,000 equity line with a remaining available balance of $9,200,829, subject to requirements for market conditions including trading volume and stock price, and subject to other limitations.

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

Equity Line

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares at a fair market value of $450,000 for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock. As of September 30, 2021, there was $9,200,829 of remaining available balance under the equity line, subject to shareholder approval required for additional purchases, as well as requirements for market conditions including trading volume and stock price, and subject to other limitations. During the nine months ended September 30, 2021, the Company issued 572,504, shares of its common stock valued at $588,590 pursuant to the equity line.

2021 Offerings

In June 2021, the Company completed a direct offering, under its shelf registration statement of 15,520,911 shares of common stock and warrants to purchase up to 15,520,911 shares of common stock at a combined offering price of $1.375 per share, for gross proceeds of $21,341,253 and net proceeds of $19,446,296. The offering was priced at-the-market under applicable NASDAQ rules. The warrants have an exercise price equal to $1.25 per share, are exercisable on the effective date of an increase in the number of shares of the Company’s authorized common stock and will expire three years after the initial exercise date. The purchase agreement contained customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties. The Company agreed to hold a special meeting of shareholders on or prior to August 15, 2021 for the purpose of obtaining the Authorized Share Approval.

The Company paid to the placement agent a fee equal to 7.5% of the gross proceeds received by the Company in the offering and a management fee equal to 1% of the gross proceeds received by the Company in the offering and reimbursed the placement agent for $65,000 of non-accountable and out-of-pocket expenses. The Company also agreed to pay the placement agent $15,950 for clearing fees. Also, in connection with the offering, the Company agreed to grant the placement agent, or its designees, warrants to purchase an aggregate of up to of 1,164,068 shares of its common stock (which represents 7.5% of the shares sold to investors in the offering) at an exercise price equal to 125% of the offering price of the shares in the offering, or $1.71875. These warrants also became exercisable as of August 17, 2021 and will expire on August 17, 2024.

In January and February 2021, the Company completed a series of five offerings, all of which were priced at-the-market under applicable NASDAQ rules. The first four offerings were registered direct offerings of common stock under its shelf registration statement, and in each such case, in a concurrent private placement, the Company also issued such investors one warrant to purchase common stock for each two shares purchased in the transaction. Following those four offerings, the Company completed a private placement of common stock, with each investor receiving one warrant to purchase common stock for each two shares purchased in the transaction. In each case, each such investor warrant is exercisable immediately upon issuance and will expire five and one-half years from the issue date. In each case, the Company paid to the placement agent an aggregate fee equal to 7.5% of the aggregate gross proceeds received by the Company in the offering and a management fee equal to 1% of the aggregate gross proceeds received by the Company in the offering and reimbursed the placement agent for certain non-accountable and out-of-pocket expenses. In addition, the Company granted to the placement agent, or its assigns warrants to purchase 7.5% of the shares sold to investors in the offering at an exercise price equal to 125% of the price of the shares in the transaction, with a term of five years for the registered direct offerings or five and one-half years for the private offerings were as follows:

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

2021 Warrant Exercises

During the period January 1, 2021 through September 30, 2021, the holders of outstanding investor warrants have exercised such warrants for the total purchase of 5,269,059 shares at a weighted average exercise price of $0.86 per share, for total proceeds of $4,513,860.

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

Based on their evaluation as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2021.

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

Remediation of Material Weakness

During the second quarter of 2021, we tested and adopted changes to our internal control over financial reporting related to our remediation efforts described above that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the actions taken, as well as the evaluation of the design and operating effectiveness of the new controls, we determined that the material weakness has been remediated as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 30, 2021, we issued 4,505 shares of common stock for payment of $5,000 for professional research services.

On October 11, 2021, we issued 3,760 shares of common stock for payment of $5,000 for professional research services.

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

PREDICTIVE ONCOLOGY INC.

Date: November 10, 2021	By:	/s/ J. Melville Engle
J. Melville Engle
Chief Executive Officer

Date: November 10, 2021	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation (1) Exhibit 3.1

3.2

Certificate of Amendment to Certificate of Incorporation to effect reverse stock split and reduction in authorized share capital filed with the Delaware Secretary of State on October 20, 2014 (2) Exhibit 3.2

3.3	Certificate of Amendment to Certificate of Incorporation regarding increase in share capital, filed with the Delaware Secretary of State on July 24, 2015 (3) Exhibit 3.3

3.4	Certificate of Amendment to Certificate of Incorporation to increase authorized share capital, filed with the Delaware Secretary of State on September 16, 2016 (6) Exhibit 3.4

3.5

Certificate of Amendment to Certificate of Incorporation to effect reverse stock split and reduction in authorized share capital, fled with the Delaware Secretary of State on October 26, 2016 (7) Exhibit 3.5

3.6	Certificate of Amendment to Certificate of Incorporation regarding increase in share capital, filed with the Delaware Secretary of State on January 26, 2017 (8) Exhibit 3.6

3.7	Certificate of Amendment to Certificate of Incorporation to effect reverse stock split, filed with the Delaware Secretary of State on January 2, 2018 (10) Exhibit 3.7

3.8	Certificate of Amendment to Certificate of Incorporation to effect name change, filed with the Delaware Secretary of State on February 1, 2018 (4) Exhibit 3.8

3.9	Certificate of Amendment to Certificate of Incorporation to increase authorized share capital and establish a classified Board of Directors (11) Exhibit 3.9

3.10	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (5) Exhibit 3.10

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (9) Exhibit 3.11

3.12	Certificate of Amendment to Certificate of Incorporation dated March 22, 2019 (12) Exhibit 3.12

3.13	Certificate of Designation Of Preferences, Rights And Limitations of Series D Convertible Preferred Stock (16) Exhibit 3.13

3.14	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock Effective June 13, 2019 (14) Exhibit 3.14

3.15	Certificate of Amendment of Certificate of Incorporation (13) Exhibit 3.15

3.16	Certificate of Amendment of Certificate of Incorporation (15) Exhibit 3.16

3.17	Certificate of Amendment to Certificate of Incorporation dated August 17, 2021 (17) Exhibit 3.17

10.1	Amended And Restated 2012 Stock Incentive Plan effective August 10, 2021 (18) Exhibit 10.1

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

(1)	Filed on December 19, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on October 24, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on June 30, 2015 as an appendix to our Information Statement on Schedule 14C and incorporated herein by reference.

(4)	Filed on February 6, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on August 20, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.

(6)	Filed on September 16, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on October 27, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(8)	Filed on January 27, 2017 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(9)	Filed on November 29, 2017 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(10)	Filed on January 2, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(11)	Filed on October 4, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(12)	Filed on March 22, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(13)	Filed on June 13, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference

(14)	Filed on June 19, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference

(15)	Filed on October 28, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference

(16)	Filed on April 1, 2020 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference

(17)	Filed on August 19, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(18)	Filed on September 2, 2021 as an exhibit to our Registration Statement on Form S-8 and incorporated herein by reference