Form 10-K
period 2021-12-31
Predictive Oncology Inc.
filed 2022-03-31
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-36790

PREDICTIVE ONCOLOGY INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1007393
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $85,590,000 as of June 30, 2021, based upon 65,339,695 shares at $1.31 per share as reported on the NASDAQ Capital Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date: As of March 24, 2022, the registrant had 65,911,001 shares of common stock, par value $.01 per share outstanding.

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

Overview

We operate in four primary business areas: first, the application of artificial intelligence (“AI”) in our precision medicine business, to provide AI-driven predictive models of tumor drug response to improve clinical outcomes for patients and to assist pharmaceutical, diagnostic, and biotech industries in the development of new personalized drugs and diagnostics; second, creation and development of tumor-specific 3D cell culture models driving accurate prediction of clinical outcomes; third, contract services and research focused on solubility improvements, stability studies, and protein production, and;  fourth, production of the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY® System for automated, direct-to-drain medical fluid disposal and associated products.

We have four reportable segments: Helomics®, zPREDICTA®, SolubleTM and Skyline®. The Helomics segment includes clinical testing and contract research services that include the application of AI. Our zPREDICTA, Inc. (“zPREDICTA”) segment, which was effective upon the closing of the acquisition of zPREDICTA on November 24, 2021, specializes in organ-specific disease models that provide 3D reconstruction of human tissues accurately representing each disease state and mimicking drug response enabling accurate testing of anticancer agents. Our Soluble segment provides services using a self-contained, automated system that conducts high-throughput, self-interaction chromatography screens, using additives and excipients commonly included in protein formulations resulting in soluble and physically stable formulations for biologics. Our Skyline segment consists of the STREAMWAY System product sales, and our TumorGenesis® subsidiary (Research and Development) is included within corporate. Going forward, we have determined that we will focus our resources on the Helomics and zPREDICTA segments and our primary mission statements to accelerate patient-centric drug discovery to improve patient outcomes in cancer treatment, harnessing the power of AI, and to develop tumor-specific 3D cell culture models that provide accurate 3D reconstruction of human tissues representing each cancer disease state.

On November 24, 2021, we acquired zPREDICTA in a merger transaction, and at that time we identified zPREDICTA as a reportable segment. zPREDICTA’s business, which involves integration of organ-specific cellular and extracellular elements into 3D cell culture models for in vitro cancer drug testing, represents a unique segment in the Predictive offerings.

HELOMICS

Our precision medicine business, conducted in our Helomics division, is committed to improving the effectiveness of cancer therapy using our proprietary, multi-omic tumor profiling platform, a one-of-a-kind database of historical tumor data, and the power of AI to build predictive models of tumor drug response.

Helomics’ mission is to improve clinical outcomes for patients by partnering with pharmaceutical, diagnostic, and academic organizations to bring innovative clinical products and technologies to the marketplace. Our Patient-centric Drug Discovery using Active Learning asset (“PeDAL”™) is a unique technology that combines our proprietary, clinically validated patient tumor cell line assay (“TruTumor”™), a vast knowledgebase of proprietary and public data together (“TumorSpace”™) with active learning - the active learning allowing the efficient exploration of compound drug responses against a large diverse patient “space”. PeDAL offers researchers the opportunity to efficiently and cost-effectively bring patient diversity much earlier in the drug discovery process. PeDAL works by iterative cycles of active-learning powered Learn-Predict-Test to guide the testing of patient-specific compound responses using the TruTumor assay and patient cell lines to build a comprehensive predictive model of patient responses to compounds. This predictive model can then be used to rank compounds by the fraction of patients of certain profiles that respond as well as the set of compounds that provide the best coverage across patients. PeDAL will be used in fee-for-service projects with pharmaceutical companies.

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

TumorSpace model provides a significant competitive advantage to our business offerings. PeDAL's unique patient and tumor-centric AI-driven approach can rapidly and cost-effectively screen hundreds of compounds in thousands of tumor cell lines, and gain valuable information about off-target effects and deliver:

●	A ranked list of drug candidates by responsiveness
●	Sets of drug candidates that provide maximum patient coverage
●	Biomarker profiles of patients that respond to specific drug candidates

PeDAL also can deliver drug candidates targeted at a specific patient profile as early as the hit-to-lead stage of discovery, significantly increasing the chance of clinical success, leading to a dramatic improvement in both the success, time, and cost of your oncology discovery programs. The AI-driven models will also provide clinical decision support to help oncologists individualize treatment.

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

Our CRO services business applies PeDAL to address a range of needs from discovery through clinical and translational research, to clinical trials and diagnostic development and validation as noted below:

Research
●	Biomarker discovery
●	Drug discovery
●	Drug-repurposing

Development
●	Patient enrichment & selection for trials
●	Clinical trial optimization
●	Adaptive trials

Clinical Decision Support
●	Patient stratification
●	Treatment selection

We believe this market segment has significant growth potential and we believe we are differentiated from traditional CRO’s and other precision medicine and AI companies through these unique assets:

●	Clinically validated TruTumor platform;
●	TumorSpace model of over 150,000 tumor cases;
●	Experienced AI team and AI/Core® platform;
●	Ability to access outcome data going back over ten years for over 120,000 of the tumor cases in our database.

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

Clinic diagnostic testing is comprised of our Tumor Drug Response Testing (ChemoFx) and Genomic Profiling (BioSpeciFx) tests. The Tumor Drug Response Testing test determines how a patient’s tumor specimen reacts to a panel of various chemotherapy drugs, while the Genomic Profiling test evaluates the expression and/or status of a particular gene related to a patient’s tumor specimen. Our proprietary TruTumor platform provides us with the ability to work with actual live tumor cells to study the unique biology of the patient’s tumor in order to understand how the patient responds to treatment.

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

Business Strategy for Precision Medicine Business

We are a data and AI-driven discovery services company that provides AI-driven predictive models of tumor drug response to improve clinical outcomes for patients by leveraging our two primary unique assets:

●

TruTumor - a clinically validated tumor-profiling platform that can generate drug response profiles and other multi-omic data. Over $200 million has been invested in this platform by us and previous owners and was clinically validated in ovarian cancer.

●	TumorSpace model contains data on the drug response profiles across 131 cancer types over 10+ years of clinical testing.

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

Through our Helomics subsidiary, we will utilize both this historical data and the TumorSpace platform to build AI-driven predictive models of tumor drug response and outcome. During 2022, we will commercialize these AI-driven predictive models in revenue generating service projects with pharmaceutical, biotech, and diagnostic companies.

A key part of our commercialization strategy is the understanding that our AI-driven models of tumor drug response serve a key unmet need of pharmaceutical, diagnostic, and biotech industries for actionable multi-omic insights on cancer. In collaboration with these companies, using the predictive models, we will accelerate the search for more individualized and effective cancer treatments, through revenue generating projects in biomarker discovery, drug screening, drug repurposing, and clinical trials.

Our commercial strategy has identified a portfolio of revenue generating project types that leverage the predictive models, our AI expertise, PeDAL tumor profiling, and CLIA laboratory to provide custom solutions utilizing our full array of assets and expertise.

The Cancer Quest 2020 initiative focused initially on ovarian cancer, which is where we have the most expertise, samples, data, and access to outcomes. We are expanding the initiative to include cancers of the lung, breast, colon, and prostate, and will actively seek partners to assist in that effort.

We recently completed our product validation for Discovery 21in January 2022, the proof of concept for PeDAL, which incorporates CoRE™, our active machine learning program, with tumor profile data and human tumor samples, to efficiently determine the most effective drug treatment for a specific cancer type. With each iteration of PeDAL, the program learns, predicts, and then directs the most informative wet lab experimentation, while building the predictive model.

Discovery 21 is a predictive model, built in an efficient manner using PeDAL. The model revealed drug response patterns that provide insight into the treatment of ovarian cancer. The validation results demonstrated the accuracy of the model that predicted drug response. Within the clinical sector, we will also be able to utilize similar predictive models (once validated) for new clinical decision support tools for individualizing therapy for patients with cancer.

These clinical decision support tools are on a longer revenue horizon than the fee-for-service research projects with pharmaceutical companies but, importantly, will provide a steady stream of additional data generation to refine the predictive models for both clinical and research applications.

zPREDICTA

zPREDICTA develops tumor-specific in vitro models for oncology drug discovery and research by biopharmaceutical companies and other clients and partners. zPREDICTA’s 3D product models accelerate the drug development process for its clients and partners by leveraging the expertise in carcinogenesis, metastasis and the tumor microenvironment. It develops complex in vitro models that recapitulate the physiological environment of human tissue.

From target discovery and lead optimization to preclinical evaluation of efficacy and toxicity, the objective is to develop the tools necessary to accurately identify compounds that will have the highest probability of improving human health. Product offerings include preclinical testing services based on our proprietary models directly to clients in the biopharmaceutical industry.

zPREDICTA has expertise in creating human, disease-specific tissue microenvironments for testing drug efficacy and safety. Unlike other platforms, the patented 3D models utilize proprietary organ-specific extracellular matrix formulations that match the in vivo milieu of the organ of interest. These models reconstruct both cellular and extracellular compartments of each tissue, which is especially essential for testing of immuno-oncology agents.

zPREDICTA technology demonstrates high clinical relevance, enabling its pharma clients to manage pipeline attrition more efficiently by identifying drugs that are effective in patients, from the hundreds, and often thousands, of compounds in development. The tumor-specific models are used a number of biopharmaceutical companies to evaluate the efficacy and toxicity of their therapeutic pipelines. Our models replicate the extracellular matrix (“ECM”) of individual organs and disease-specific soluble microenvironment mimicking the biology of human disease, and as such, demonstrate high correlation with clinical response.

The zPREDICTA 3D tumor-specific models incorporate tissue-specific extracellular matrices and tumor-specific medium supplements allowing for a true reconstruction of tumor microenvironment. Our approach is compatible with multiple classes of immuno-oncology agents from naked antibodies and antibody-drug conjugates, to bi- and tri-specific compounds, and CAR-T cells. The organ-specific disease models provide 3D reconstruction of human tissues accurately representing each disease state and mimicking drug response.

Our platform incorporates both cellular and extracellular elements of tissue microenvironment in an organ- and disease-specific manner.

Extracellular components	Cell-cell interactions
● extracellular matrix	● tumor-tumor interactions

● soluble factors (cytokines, etc.)	● tumor-stroma interactions

Our platform is designed to evaluate drug candidates and drug combinations within the native microenvironment of human tissues. Our technology is a patient-derived 3D culture platform that recreates the complex human organ microenvironment thereby preserving the critical interactions between a tumor and its surroundings. Our platform supports long-term survival and proliferation of malignant and non-malignant cellular components of tissues. This includes tumor cells, stroma, and immune components. Anticancer compounds tested in our models exhibit high correlation with clinical response when comparing treatment outcomes in the clinic with cellular behavior in response to the therapeutic regimen. Our organ-specific technology is compatible with multiple drug classes, including small molecules, antibodies, antibody-drug conjugates, immunomodulatory agents, CAR-T cells, etc. Our platform is fully customizable to the tumor and tissue of interest. It is compatible with multiple cell types, drug classes, and downstream analysis methods.

Applications include providing efficacy screening of anticancer compounds, evaluation of mechanisms of drug resistance, identification of new drug combinations, rescue of failed drug candidates, assessment of off-target toxicity, target discovery and biomarker discovery.

SOLUBLE BIOTECH

Our subsidiary, Soluble Biotech Inc. (“Soluble”), focuses on contract services and research for biopharmaceutical company clients and academic collaborators, focused on solubility improvements, stability studies, and protein production. Specifically, Soluble provides optimized FDA-approved formulations for vaccines, antibodies, and other protein therapeutics in a faster and lower cost basis to its customers. In addition, Soluble enables protein degradation studies, which based on current projections, potentially substantial line of business for the Company.

The primary assets of Soluble are our automated High Throughput Self-Interaction Chromatography (HSC™). HSC is a self-contained, automated system that conducts high-throughput, self-interaction chromatography screens on excipients previously approved by the FDA for protein formulations. Our technology measures second virial coefficient (B22 value) of protein-protein interactions to identify excipients that promote protein solubility in solutions. The data generated from HSC screens are analyzed by a proprietary predictive algorithm to identify the optimal combination(s) of buffers, pH, and excipients, resulting in increased solubility and physical stability of proteins. Several of our clients have seen ten-fold and hundred-fold increases in their protein’s solubility while maintaining physical stability. For biopharmaceutical clients this means faster development times and quicker progression of molecules into the clinic. For academic collaborators, this means further progression of biochemical & biology studies necessary to advance fundamental research in areas of unmet medical need.

In addition, Soluble provides comprehensive protein stability analysis. Analysis via time-dependent shelf-life studies and forced degradation studies designed to quickly determine which of the previously FDA approved additives that will improve the solubility and stability of proteins in solutions. Services include pre-formulation development, stability assessment, and biophysical characterization which evaluate variables including pH, temperature, humidity, light, oxidizing agents, and mechanical stress to determine the most promising additives, formulation of B22 values and confirmation on conformation stability. We provide clients with a list of the most promising additives from a set of over 40 different additives that can increase the solubility and stability of protein formulations.

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

In addition, Soluble supplies proprietary technologies for bacterial endotoxin detection and removal. Endotoxin is an inherent byproduct of bacterial expression of therapeutic proteins. However, therapeutic proteins are required to have extremely low endotoxin levels. Soluble provides a product to remove endotoxin that works through multiple molecular interactions for efficient removal over a wide range of buffer conditions with minimal product loss. The detection of endotoxin can also be adversely affected by the protein therapeutic itself. To address this, Soluble provides sample treatment kits to minimize detection interference while using standard detection assays.

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

TUMORGENESIS

Our subsidiary TumorGenesis is our research and development arm for Helomics and zPREDICTA. TumorGenesis also specializes in media that help cancer cells grow outside the patient’s body and retain their DNA/RNA and proteomic signatures. With this tool, researchers are able to expand and study cancer cell types inherent in blood tumors and organ systems of all mammals, including humans.

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

●	AI Models are built with real world data on how patient tumors responded to drugs, together with clinical outcome (progression-free survival/overall survival).

●

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

zPREDICTA. Our next-generation technology based on extensive research of the human tumor microenvironment creating accurate reconstruction of the organ-specific 3D tissue microenvironment enabling evaluation of therapeutic agents under conditions mimicking human physiology. The main competitive advantage of zPREDICTA’s technology is the tumor-specific nature of its systems. 3D models replicate tissue heterogeneity and provides long-term maintenance of primary human cells, organoids, and cell lines under the native conditions of human disease. The 3D models are formulated to mimic the tissue and disease of interest instead of pursuing a one-size-fits-all approach taken by other companies. Services provide reliable prediction of clinical outcomes based on accurate reconstruction of cellular and extracellular compartments of human tissues.

Soluble Biotech. HSC Technology is a self-contained, automated system that conducts high-throughput, self-interaction chromatography screens on FDA approved excipients for protein formulations. The HSC Instrument and its technology has been validated over the past twelve years via industry and academic collaborations. The data generated from HSC screens are analyzed by a proprietary predictive algorithm to identify the optimal combination(s) of buffers, pH, and excipients, resulting in increased solubility and physical stability of proteins. Several of our clients have seen ten-fold and hundred-fold increases in their protein’s solubility while maintaining physical stability. For biopharmaceutical clients this means faster development times and quicker progression of molecules into the clinic.

Skyline Medical. We believe that the STREAMWAY System is unique to the industry in that it not only allows continuous suction but also provides for unlimited capacity, eliminating the need to interrupt a procedure to change canisters. To our knowledge, the STREAMWAY System is the only known fully automated direct‐to‐drain system that is wall‐mounted and able to collect, measure, and dispose of an unlimited amount of waste fluid without interruption.

Suppliers

We buy our raw materials from several suppliers and, except as set forth below, the loss of any one supplier would not materially adversely affect our business. We rely on sole suppliers for certain materials used to perform our molecular diagnostic tests. We also purchase reagents used in our molecular diagnostic tests from sole-source suppliers. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain that these strategies will be effective or that the alternative sources will be available in a timely manner. If our current suppliers can no longer provide us with the materials, we need to perform molecular diagnostic tests, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, there could be an interruption in molecular diagnostic test processing. In the event of the loss of these suppliers, we could experience delays and interruptions that might adversely affect the financial performance of our business.

We also have single suppliers for the manufacturing of certain of our Skyline Medical products. Alternative suppliers are available in the market; however, we could experience delays and interruptions that might adversely affect the financial performance of our business including time for machine tooling specific to our products.

We have existing and good relationships with our service vendors.

Research and Development (“R&D”)

We spent $315,850 and $372,710 in 2021 and 2020, respectively, on R&D.

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

zPREDICTA. Our technology is a patient-derived 3D culture platform that recreates the complex human organ microenvironment thereby preserving the critical interactions between a tumor and its surroundings. Our models replicate the extracellular matrix of individual organs and disease-specific soluble microenvironment mimicking the biology of human disease, and as such, demonstrate high correlation with clinical response. Patents include US10,501,717, US11,124,756 and pending application US16/321,277.

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

FDA

The FDA has potential regulatory responsibility over, among other areas, instruments, software, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. The FDA may assert regulatory oversight over these areas, and legislative proposals addressing FDA oversight of laboratory developed tests have been introduced in the past and may be enacted in the future. See “Item 1A. Risk Factors” for a discussion of the possible impact of such regulatory or legislative developments.

Environmental, Health and Safety

We are subject to laws and regulations related to the protection of the environment, the health and safety of employees, and the handling, transportation, and disposal of medical specimens, infectious and hazardous waste, radioactive materials, various aspects of pertinent technologies and methods of protection.

Several organizations maintain oversight function including:
	●	OSHA (Occupational Safety and Health Administration)
	●	EPA (Environmental Protection Agency)
	●	DOT (Department of Transportation)
	●	USPS (US Postal Service)
	●	US Public Health Service
	●	JCAHO (Joint Commission on Accreditation of Healthcare Organizations)
	●	NFPA (National Fire Protection Association)
	●	AIA (American Institute of Architects)
	●	AORN (Association of Operating Room Nurses)
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

FDA Clearance of STREAMWAY System under Section 510(k)

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

Application for Electrical Safety Testing and Certification for STREAMWAY System

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

Employees

We have 30 full-time employees and 2 part-time employees as of December 31, 2021.

Executive Offices

Our principal executive offices are located at 2915 Commers Drive; Suite 900; Eagan, Minnesota 55121 and our telephone number is (651) 389-4800.

Corporate History

We were originally incorporated on April 23, 2002 and reincorporated in Delaware in 2013. We changed our name from Skyline Medical Inc. to Precision Therapeutics Inc. on February 1, 2018 and to Predictive Oncology Inc. on June 13, 2019.

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

You can obtain copies of exhibits to our filings electronically at the SEC’s website at www.sec.gov or by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. The exhibits are also available as part of the Annual Report on Form 10-K for the year ended December 31, 2021, which is available on our corporate website.

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

Our precision medicine services were launched with the initial investment in Helomics during the first quarter of 2018 and have not generated significant revenue to date. Our ability to implement a successful business plan with respect to precision medicine remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business. We have a limited operating history which makes it difficult to evaluate our performance. Our prospects should be considered in light of these risks, and the expenses, technical obstacles, difficulties, market penetration rate, and delays frequently encountered in connection with the development of new businesses. These factors include uncertainty as to whether we will be able to:

●	Succeed in uncertain markets;
●	Respond effectively to competitive pressures;
●	Successfully address intellectual property issues of others;
●	Protect and expand our intellectual property rights; and
●	Continue to develop and upgrade our products.

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

Our CRO business offers various services to pharma, diagnostics, and biotech companies. These services use our TruTumor tumor platform and our PeDAL platform. These platforms are the subject of active R&D to further improve them for commercial use in order to help our clients in their drug discovery, biomarker, and clinical trial activities. We could face delays in this R&D, for example:

●	we may not be able to secure access to and approval to use clinical data from academic hospital partners in a timely manner;
●	clinical testing volume (number of specimens coming to us for testing) may not grow sufficiently to drive additional data generation as well as further development of the TruTumor platform;
●	patient consent to use the patient’s data and tumor material for R&D may not be sufficient to support R&D; and
●	we may not be able to attract and retain the appropriately qualified staff to perform the necessary R&D.

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

We have contracted with a manufacturing company that follows ISO compliance regulations of the FDA and that can manufacture products at high volumes. However, if demand for our product is higher than anticipated, there is no assurance that we or our manufacturing partners will be able to produce the product in sufficiently higher quantity to satisfy demands.

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

If we encounter difficulties in scaling our operations as a result of, among other things, quality control and quality assurance issues and availability of reagents and raw material supplies, we will likely experience reduced sales, increased repair or re-engineering costs, defects, and increased expenses due to switching to alternate suppliers. Any of these results would reduce our revenues and gross margins. Although we attempt to match our capabilities to estimates of marketplace demand, to the extent demand materially varies from our estimates, we may experience constraints in our operations and delivery capacity, which could adversely impact revenue in a given fiscal period. Any supply interruptions or inadequate supply would have a material adverse effect on our results of operations.

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

We have not achieved profitability and anticipate that we will continue to incur net losses at least through the remainder of 2022. We may need to raise additional capital to finance operating expenses, invest in our sales organization and new product development, compete in the international marketplace, and develop the strategic assets of our Helomics businesses, especially over the longer term. We would attempt to raise these funds through equity or debt financing that may include public offerings, private placements, alternative offerings, further draws on our equity line with Oasis Capital, LLC, or other means. Such additional financing would be dilutive to existing stockholders, and there is no assurance that such financing would be available upon acceptable terms. If such financing or adequate funds from operations are not available, we would be forced to limit our business activities, which would have a material adverse effect on our results of operations and financial condition. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders or that result in our existing shareholders losing part or all of their investment.

Our business and operations have been and will likely continue to be materially and adversely affected by the COVID-19 pandemic.

The current COVID-19 worldwide pandemic has presented substantial public health challenges. In response to the crisis, emergency measures have been imposed by governments worldwide, including mandatory social distancing and the shutdown of non-essential businesses. These measures have adversely impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets, and our business and operations have been and will likely continue to be materially and adversely affected. For example, our contract manufacturer for the STREAMWAY® System has been forced to change locations, thereby delaying our order fulfillment for parts. We have also reduced on-site staff at several of our facilities, resulting in delayed production, less efficiency, and our sales staff is unable to visit with hospital administrators who are our customers and potential customers. In addition, COVID-19 has impacted the Company’s capital and financial resources, including our overall liquidity position and outlook. For instance, our accounts receivable has slowed while our suppliers continue to ask for pre-delivery deposits. Ultimately, the extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on, among other matters, the duration and intensity of the pandemic; the level of success of global vaccination efforts; governmental and private sector responses to the pandemic and the impact of such responses on us; and the impact of the pandemic on our employees, customers, suppliers, operations and sales, all of which are uncertain and cannot be predicted. These factors may remain prevalent for a significant period of time even after the pandemic subsides, including due to a continued or prolonged recession in the U.S. or other major economies. Even in areas where "stay-at-home" restrictions, masking and social distancing measures have been lifted and the number of COVID-19 cases have declined, some jurisdictions may re-impose these measures as and if variant strains emerge or cases rise. The impacts of the COVID-19 pandemic, as with any adverse public health developments, could have a material adverse effect on our business, results of operations, liquidity or financial condition and heighten or exacerbate risks described in this Annual Report on Form 10-K.

We are dependent on a few key executive officers for our success. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of an investment.

Our success depends on the skills, experience, and performance of key members of our management team. We heavily depend on our management team: J. Melville Engle, our Chief Executive Officer (“CEO”), and Bob Myers, our Chief Financial Officer (“CFO”). We have entered into employment agreements with the CEO and the CFO and may expand the relatively small number of executives. Were we to lose one or more of these key individuals, we would be forced to expend significant time and money in the pursuit of a replacement, which could result in both a delay in the implementation of our business plan and the diversion of our limited working capital. We can give no assurance that we would be able to find satisfactory replacements for these key individuals at all, or on terms that are not unduly expensive or burdensome to us.

If we are required to write down goodwill and other intangible assets, our financial condition and operating results would be negatively affected.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. For example, when we acquired Helomics, we acquired $3,725,000 in intangible assets and $23,790,290 in goodwill, which represented the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. We test intangible assets and goodwill for impairment at least annually. During the year ended December 31, 2021, we recorded an impairment of goodwill completing the full impairment of the goodwill acquired at the acquisition of Helomics in 2019. We also recorded a full impairment of the net book value of our intangible assets acquired at the acquisition of Helomics in 2019. On November 24, 2021, we acquired $6,857,790 in goodwill and $3,780,000 of intangible assets as a part of our acquisition of zPREDICTA. Under current accounting standards, if we determine that intangible assets or goodwill are impaired in the future, we will be required to write down these assets. Any write-downs that may be required to be recorded would adversely affect our financial condition and operating results.

We may fail to realize the anticipated benefits of the zPREDICTA acquisition.

The success of the zPREDICTA acquisition will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining our companies, Predictive and zPREDICTA. The integration will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. In addition, we may not achieve anticipated synergies or other benefits of the merger. Following the merger, we operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices. We may encounter the following integration difficulties, resulting in costs and delays:

●	failure to successfully manage relationships with customers and other important relationships;
●	failure of customers to continue using our services;
●	difficulties in successfully integrating our management teams and employees;
●	challenges encountered in managing larger operations;
●	losses of key employees;
●	failure to manage our growth and growth strategies;
●	diversion of the attention of management from other ongoing business concerns;
●	incompatibility of technologies and systems;
●	impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the merger; and
●	incompatibility of business cultures.

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

There is no timeframe within which the FDA must issue its final guidance, but issuance of this final guidance has been identified among a list of the FDA’s priorities. As of the date of this filing, the FDA has not issued its final guidance. In August 2020, however, the U.S. Department of Health and Human Services – the parent agency for FDA – announced that the FDA “will not require premarket review of LDTs absent notice-and-comment rulemaking, as opposed to through guidance documents, compliance manuals, website statements, or other informal issuances.” It is unclear at this time whether the Biden Administration will rescind or reverse this policy. It is also unclear at this time when, or if, the FDA will finalize its plans to end enforcement discretion (e.g., via notice and comment rulemaking or otherwise), and even then, the new regulatory requirements are expected to be phased‑in over time. Nevertheless, the FDA may attempt to regulate certain LDTs on a case‑by‑case basis at any time.

Legislative proposals addressing the FDA’s oversight of LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time‑to‑time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is difficult to predict at this time. If the FDA ultimately regulates certain LDTs, whether via final guidance, final regulation, or as instructed by Congress, our molecular diagnostic tests may be subject to certain additional regulatory requirements. The cost of conducting clinical trials and otherwise developing data and information to support pre-market applications may be significant. If we are required to submit applications for our currently marketed tests, we may be required to conduct additional studies, which may be time-consuming and costly and could result in our currently marketed tests being withdrawn from the market. If our tests are allowed to remain on the market, but there is uncertainty in the marketplace about our tests, and if we are required by the FDA to label them investigational, or if labeling claims the FDA allows us to make are limited, orders may decline, and reimbursement may be adversely affected. Continued compliance with the FDA’s regulations would increase the cost of conducting our business, and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements.

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

We are subject to regulation by both the Federal government and the States in which we conduct our molecular diagnostics business, including:

●	The Food, Drug, and Cosmetic Act, as supplemented by various other statutes;
●	The Prescription Drug Marketing Act of 1987, the amendments thereto, and the regulations promulgated thereunder and contained in 21 C.F.R. Parts 203 and 205;
●	CLIA and State licensing requirements;
●	Manufacturing and promotion laws;
●	Medicare and Medicaid billing and payment regulations applicable to clinical laboratories;
●

The Federal Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program;

●

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

●

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

●

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

●

The Federal False Claims Act, which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

●

Other Federal and State fraud and abuse laws, prohibitions on self-referral, fee-splitting restrictions, prohibitions on the provision of products at no or discounted cost to induce physician or patient adoption, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers;

●	The prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other party;
●

The rules regarding billing for diagnostic tests reimbursable by the Medicare program, which prohibit a physician or other supplier from marking up the price of the technical component or professional component of a diagnostic test ordered by the physician or other supplier and supervised or performed by a physician who does not “share a practice” with the billing physician or supplier; and

●

State laws that prohibit other specified practices related to billing such as billing physicians for testing that they order, waiving coinsurance, co-payments, deductibles, and other amounts owed by patients, and billing a State Medicaid program at a price that is higher than what is charged to other payors.

We have implemented policies and procedures designed to comply with these laws and regulations. We periodically conduct internal reviews of our compliance with these laws. Our compliance is also subject to governmental review. The growth of our business may increase the potential of violating these laws, regulations, or our internal policies and procedures. The risk that we are found in violation of these, or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Violations of Federal or State regulations may incur investigation or enforcement action by the FDA, Department of Justice, State agencies, or other legal authorities, and may result in substantial civil, criminal, or other sanctions. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert managements’ attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to civil and criminal penalties, damages, and fines, we could be required to refund payments received by it, we could face possible exclusion from Medicare, Medicaid and other Federal or State healthcare programs, and we could even be required to cease operations. Any of the foregoing consequences could have a material adverse effect on our business, financial condition, and results of operations.

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

On February 17, 2022, we received a letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) informing the Company that because the closing bid price for the Company’s common stock listed on NASDAQ was below $1.00 for 30 consecutive trading days, the Company does not comply with the minimum closing bid price requirement for continued listing on The NASDAQ Capital Market under NASDAQ Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The notification has no immediate effect on the listing of the Company’s common stock.

In accordance with NASDAQ’s Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until August 16, 2022, to regain compliance with the Minimum Bid Price Requirement. If at any time before August 16, 2022 the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.

The letter also disclosed that in the event the Company does not regain compliance with the Minimum Bid Price Requirement by August 16, 2022, the Company may be eligible for additional time. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff would notify the Company that its securities would be subject to delisting. In the event of such notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

The Company intends to continue actively monitoring the bid price for its common stock between now and August 16, 2022 and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement.

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

Our authorized capital includes 20 million shares of preferred stock. Of this amount and 79,246 shares have been designated as series B convertible preferred stock and the remaining authorized shares are undesignated preferred stock. Our Board of Directors has the power to issue any or all of the shares of undesignated preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights, and limitations of such class or series, without seeking stockholder approval. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding business combinations. We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board of Directors to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter, or prevent takeover attempts and other changes in control not approved by our Board of Directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting, and other rights of the holders of common stock may also be affected.

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

Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”) contain rules that limit the ability of a company that undergoes an ownership change, which is generally an increase in the ownership percentage of certain stockholders in the stock of a company by more than 50% over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by that company. Generally, if an ownership change, as defined by Section 382 of the Code, occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax-exempt rate and the value of stock immediately before the ownership change. We have not assessed the potential impact of Sections 382 and 383.

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

In addition, acquisitions, including our recent acquisition of zPREDICTA, Inc. may expose us to operational challenges and risks, including:

●

the ability to profitably manage acquired businesses or successfully integrate the operations of acquired businesses, as well as the acquired business’s financial reporting and accounting control systems into our existing platforms;

●	increased indebtedness and contingent purchase price obligations associated with an acquisition;
●	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;
●	the availability of funding sufficient to meet increased capital needs;
●	diversion of management’s time and attention from existing operations; and
●	the ability to retain or hire qualified personnel required for expanded operations.

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

Our business requires that we collect and store sensitive data, including protected health and credit card information and proprietary business and financial information. We face a number of risks relative to the protection of, and the service providers’ protection of, this critical information, including loss of access, inappropriate disclosure, and inappropriate access, as well as risks associated with our ability to identify and audit such events. The secure processing, storage, maintenance, and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance, or other activities. While we have not experienced any such attack or breach, if such event would occur and cause interruptions in our operations, our networks could be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Unauthorized access, loss, or dissemination could disrupt our operations, including collecting, processing, and preparing company financial information, managing the administrative aspects of our business, and damaging our reputation, any of which could adversely affect our business. In addition, the interpretation and application of consumer, health-related, and data protection laws in the United States are often uncertain, contradictory, and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business. Additionally, in connection with the ongoing COVID-19 pandemic, many of our employees have the ability to work remotely, which may increase the risk of security breaches, loss of data, and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations.

If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures in connection with security incidents, we may suffer loss of reputation, financial loss, and civil or criminal fines or other penalties. In addition, these breaches and other forms of inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate offices are located in Eagan, Minnesota. We lease 5,773 square feet at this location, of which 2,945 square feet is used for office space and 2,828 is used for manufacturing. The lease as amended has a one-year term that ended January 31, 2022, and as of December 10, 2021 has a second amended six-month term until July 31, 2022. Management and the landlord have orally agreed to further extensions as needed.

The offices of our Helomics subsidiary are located in Pittsburgh, Pennsylvania. We lease 17,417 square feet at this location, of which approximately 1,000 square feet are used for office space and 16,417 square feet is used for laboratory operations. The lease, as amended, has a two-year term ending February 28, 2023.

zPREDICTA’s offices are located in San Jose, California. We lease approximately 1,236 square feet at this location. The lease is month-to-month tenancy.

Soluble Biotech’s offices are located in Birmingham, Alabama. We lease approximately 5,274 square feet at this location. The lease is effective through August 25, 2025.

TumorGenesis’s offices are located in Salem, Massachusetts. We lease approximately 1,450 square feet at this location. The lease is effective through May 31, 2023.

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

Holders

As of March [22], 2022, there were approximately [157] stockholders of record of our common stock.

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

Not Required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that indicate certain risks and uncertainties, many of which are beyond our control. Actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

●	We may not be able to continue operating without additional financing;
●	Current negative operating cash flows;
●	Our capital needs to accomplish our goals, including any further financing, which may be highly dilutive and may include onerous terms;
●	Risks related to recent and future acquisitions, including the possibility of impairment of goodwill and risks related to the benefits and costs of acquisition;
●

Risks related to our partnerships with other companies, including the need to negotiate the definitive agreements; possible failure to realize anticipated benefits of these partnerships; and costs of providing funding to our partner companies, which may never be repaid or provide anticipated returns;

●	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;

●	The impact of competition;
●	Acquisition and maintenance of any necessary regulatory clearances applicable to applications of our technology;
●	Risk we may not be able to attract or retain qualified senior management personnel, including sales and marketing personnel;
●	Risk that we never become profitable if our products and services are not accepted by potential customers;
●	Possible impact of government regulation and scrutiny;
●	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;
●	Adverse results of any legal proceedings;
●	The volatility of our operating results and financial condition,
●	Management of growth; and
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

Overview

We operate in four primary business areas: first, the application of artificial intelligence (“AI”) in our precision medicine business, to provide AI-driven predictive models of tumor drug response to improve clinical outcomes for patients and to assist pharmaceutical, diagnostic, and biotech industries in the development of new personalized drugs and diagnostics; second, creation of tumor-specific 3D cell culture models driving accurate prediction of clinical outcomes; third, contract services and research focused on solubility improvements, stability studies, and protein production and; fourth, production of the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY System for automated, direct-to-drain medical fluid disposal and associated products

We have four reportable segments: Helomics®, zPREDICTA®, SolubleTM and Skyline®. The Helomics segment includes clinical testing and contract research services that include the application of AI. Our zPREDICTA segment specializes in organ-specific disease models that provide 3D reconstruction of human tissues accurately representing each disease state and mimicking drug response enabling accurate testing of anticancer agents. Our Soluble segment provides services using a self-contained, automated system that conducts high-throughput, self-interaction chromatography screens, using additives and excipients commonly included in protein formulations resulting in soluble and physically stable formulations for biologics. Our Skyline segment consists of the STREAMWAY System product sales, and our TumorGenesis subsidiary is included within corporate. Going forward, we have determined that we will focus our resources on the Helomics and zPREDICTA segments and our primary mission statements to accelerate patient-centric drug discovery to improve patient outcomes in cancer treatment, harnessing the power of AI, and to develop tumor-specific 3D cell culture models that provide accurate 3D reconstruction of human tissues representing each cancer disease state.

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $19,657,174 and $25,884,397 for the years ended December 31, 2021, and December 31, 2020, respectively. As of December 31, 2021, and December 31, 2020, we had an accumulated deficit of $128,040,282 and $108,383,108, respectively.

We have never generated sufficient revenues to fund our capital requirements. Since 2017, we have diversified our business by investing in ventures, including making significant loans and investments in early-stage companies. These activities led to the acquisition of Helomics in April 2019, the purchase of the assets of two businesses in 2020 and the acquisition of zPREDICTA in November 2021, each of which have accelerated our capital needs. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Liquidity and Plan of Financing” and “Liquidity and Capital Resources – Financing Transactions” below.

Our future cash requirements and the adequacy of available funds depend on our ability to generate revenues from our Helomics and zPREDICTA segments; our ability to continue to sell our Skyline Medical products and to reach profitability in the Skyline Medical business, our ability to generate revenue from our Soluble reportable segment and the availability of future financing to fulfill our business plans. See “Liquidity and Capital Resources – Liquidity and Plan of Financing” below.

Our limited history of operations, especially in our precision medicine business, and our change in the emphasis of our business, starting in 2017, makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Comparison of Year Ended December 31, 2021 with Year Ended December 31, 2020

	2021	2020	Difference
Revenue	$1,420,680	$1,252,272	$168,408
Cost of goods sold	487,024	447,192	(39,832)
General and administrative expense	10,932,125	10,351,973	(580,152)
Operations expense	2,698,565	2,351,709	(346,856)
Sales and marketing expense	774,530	584,937	(189,593)

Revenue. We recorded revenue of $1,420,680 in 2021, compared to $1,252,272 in 2020. Our Skyline division was responsible for the majority of the revenue, with Soluble generating $233,293 and $2,870 and Helomics generating $13,367 and $64,188 in revenue in the years ended December 31, 2021 and 2020, respectively. We sold 15 STREAMWAY System units in 2021 and 25 STREAMWAY System units in 2020.

Cost of sales. Cost of sales was $487,024 and $447,192 in 2021 and 2020, respectively. The increase in cost of sales is primarily due to increased cost of disposables and costs associated with our repair and maintenance contracts The gross profit margin was 66% in 2021 compared to 64% in 2020. Our margins increased in 2021 due to higher margins associated with our Soluble operating segment and from our Skyline Medical operating segment disposable product margins.

General and Administrative expense. General and administrative (“G&A”) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees and general office expenses.

G&A expense increased by $580,152 to $10,932,125 in 2021 from $10,351,973 in 2020. The increase was primarily due to increases in staff related expenses including additional headcount, as well as certain one-time expenses related to severance incurred as part of the departure of our former CEO. Additional increases included higher costs for consulting expenses and fees to our Board of Directors. Also, increased depreciation was driven by newly added assets supporting our Helomics division. These increases were offset by lower share-based compensation and lower costs for investor relations.

Operations expense. Operations expense in our current stage primarily consists of expenses related to product development, prototyping and testing including staff related expenses for individuals performing this work.

Operations expense increased by $346,856 to $2,698,565 in 2021 compared to $2,351,709 in 2020. The increase in operations expense in 2021 was primarily due to higher payroll costs and higher costs associated with cloud computing, offset by decreased costs associated with consulting.

Sales and marketing expense. Sales and marketing expense consists of expenses required to sell products through independent reps, attendance at trade shows, product literature and other sales and marketing activities.

Sales and marketing expenses increased by $189,593 to $774,530 in 2021 compared to $584,937 in 2020. The increase in 2021 was due to increased expenses in web development, public relations, and market research.

Loss on goodwill impairment. We incurred a loss on impairment of goodwill of $2,813,792 and $12,876,498 during 2021 and 2020, respectively, all relating to the goodwill acquired in the Helomics acquisition in 2019. Our goodwill, for our Helomics operating segment, following the impairment was $0 and $2,813,792 at December 31, 2021 and December 31, 2020, respectively. The cumulative losses on goodwill are $23,790,290 as of December 31, 2021. See Note 10 to our audited consolidated financial statements included in this annual report.

Loss on intangible asset impairment. We incurred a loss on impairment of intangibles of $2,893,548 during the year ended December 31, 2021. The impairment recorded relates to the intangible assets of our Helomics operating segment and none of the Company’s other operating segments. The value of the intangible assets of the Helomics operating segment following the impairment was $0 at December 31, 2021. See Note 10 to our audited consolidated financial statements included in this annual report.

Loss on impairment of acquired software. We incurred a loss on impairment on acquired software of $1,249,727 during the year ended December 31, 2021. The impairment recorded relates to the acquired software asset of our Helomics operating segment and none of the Company’s other operating segments. The value of the acquired software asset of the Helomics operating segment following the impairment was $0 at December 31, 2021. Please see Note 10 to our audited consolidated financial statements included in this annual report for further information.

Other income. We earned other income of $184,528 in 2021 compared to $843,440 in 2020. Other income included interest income and gains on settlement of outstanding payables during 2021. Other income was comprised of gain on the forgiveness of the Paycheck Protection Program loan of $541,867 and gains on settlement of outstanding payables during 2020.

Other expense. We incurred other expenses of $239,631 in 2021 compared to $2,427,026 in 2020. Other expenses consisted primarily of interest expense, payment penalties and amortization of original issue discounts.

Gain on derivative instruments. We incurred a gain of $164,902 in 2021 compared to a gain of $1,765,907 in 2020, primarily related to the changes in fair market value on derivatives.

Gain on notes receivable associated with asset purchase. We recorded a gain of $1,290,000 in 2020 related to the gain on notes receivable in connection with our acquisition of certain assets in 2020.

Income Taxes. We recognized $661,658 income tax benefit in our consolidated statement of net loss in the year ended December 31, 2021 related to the release of the valuation allowance following the zPREDICTA acquisition and zero related to our U.S. operating losses, as all tax benefits are fully reserved.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $12,208,929 in 2021, compared with net cash used of $12,257,732 in 2020. Cash used in operating activities increased in 2021 primarily due to operating losses as well as outflows related to payments on accounts payables and payments for accrued expenses, inventories and prepaid expenses.

Cash flows used in investing activities were $10,607,536 in 2021, and $167,456 in 2020. Cash flows used in investing activities in 2021 were primarily related to the acquisition of our zPREDICTA subsidiary in the amount of $9,590,214 and $910,429 of cash outflows related to purchases of fixed assets. Cash flows used in investing activities in 2020 were primarily for purchases of fixed assets, offset by disposals of fixed assets.

Net cash provided by financing activities was $50,340,748 in 2021 compared to net cash provided of $12,952,689 in 2020. Cash flows provided by financing activities in 2021 were primarily due from proceeds from the issuance of common stock and warrants of $50,523,527 in several equity offerings and proceeds from the exercise of warrants into common stock of $4,513,871, offset by repayment of debt and payment penalties of $5,236,214.

Liquidity and Plan of Financing

Since our inception, we have incurred significant losses, and our accumulated deficit was $128,040,282 as of December 31, 2021. We have committed significant capital and management resources to develop our CRO business and other new business areas and intend to continue to devote significant resources to the Helomics and zPREDICTA business and other new business in this market. Our business will need to generate significantly more revenue to sufficiently fund our operations without external financing. Our operations from inception have been funded with private placements of convertible debt securities and equity securities, public offerings, and loan agreements. We have not achieved profitability and anticipate that we will continue to incur net losses at least through the remainder of 2022. We had revenues of $1,420,680 and $1,252,272 in 2021 and 2020, respectively, but we had negative operating cash flows of $12,208,929 and $12,257,732 in 2021 and 2020, respectively. Our cash balance was $28,202,615 as of December 31, 2021, and our accounts payable and accrued expenses were an aggregate $2,284,415. See “Financing Transactions” below.

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

Financing Transactions

We have funded our operations through a combination of debt and equity instruments including an early bank loan (since repaid), and a variety of debt and equity offerings. Since late 2018, these financing transactions have consisted of (1) secured convertible notes to private investors starting in late 2018, the remaining amount of which was repaid on March 1, 2021; (2) a series of loans from Dr. Carl Schwartz, our former CEO, starting in late 2018, which were exchanged for common stock in 2020; and (3) a number of public offerings, registered direct offerings and private placements, including an equity line arrangement (offerings), since 2019.

2021 Offerings

In January and February 2021, the Company completed a series of five offerings, all of which were priced at-the-market under applicable NASDAQ rules. The first four offerings were registered direct offerings of common stock under its shelf registration statement, and in each such case, in a concurrent private placement, the Company also issued such investors one warrant to purchase common stock for each two shares purchased in the transaction. Following those four offerings, the Company completed a private placement of common stock, with each investor receiving one warrant to purchase common stock for each two shares purchased in the transaction. In June 2021, the Company completed a registered direct offering of common stock and warrants. The warrants became exercisable on the effective date of an increase in the number of shares of the Company’s authorized common stock, which occurred on August 17, 2021, and expire three years after the initial exercise date. In each case, each such investor warrant is exercisable immediately upon issuance and will expire five and one-half years from the issue date. In each case, the Company paid to the placement agent an aggregate fee equal to 7.5% of the aggregate gross proceeds received by the Company in the offering and a management fee equal to 1% of the aggregate gross proceeds received by the Company in the offering and reimbursed the placement agent for certain non-accountable and out-of-pocket expenses. In addition, the Company granted to the placement agent, or its assigns warrants to purchase 7.5% of the shares sold to investors in the offering at an exercise price equal to 125% of the price of the shares in the transaction, with a term of five years for the registered direct offerings (three years for the June 2021 offering) or five and one-half years for the private placement.

These 2021 offerings were as follows:

Offering Closing Date	Shares	Sale Price per Share*	Investor Warrants	Exercise Price per Share –investor Warrants	Placement Agent Warrants	Exercise Price per Share –Placement Agent Warrants	Gross Proceeds of Offering	Net Proceeds of Offering
January 12, 2021 (registered direct)	3,650,840	$0.842	1,825,420	$0.80	273,813	$1.0525	$3,074,007	$2,731,767
January 21, 2021 (registered direct)	2,200,000	$1.00	1,100,000	$1.00	165,000	$1.25	$2,200,000	$1,932,050
January 26, 2021 (registered direct)	3,414,970	$1.20	1,707,485	$1.20	256,123	$1.50	$4,097,964	$3,668,687
February 16, 2021 (registered direct)	4,222,288	$1.75	2,111,144	$2.00	316,672	$2.1875	$7,389,004	$6,679,989
February 23, 2021 (private placement)	9,043,766	$1.95	4,521,883	$2.00	678,282	$2.4375	$17,635,344	$16,064,739
June 16, 2021 (registered direct)	15,520,911	$1.375	15,520,911	$1.25	1,164,068	$1.71875	$21,341,252	$19,446,296
Total	38,057,775		26,786,843		2,853,958		$55,737,571	$50,523,528

* Sale price includes one share and a warrant to purchase one-half share (or one whole share in the case of the June 16, 2021 offering).

Secured Notes and Repayment in Full

On March 1, 2021, the Company used $5,906,802 of the proceeds of the private placement on February 23, 2021, described above under “2021 Offerings”, to repay in full the outstanding principal and interest and applicable premium amounts under the convertible secured promissory notes to two private investors in the original principal amount of an aggregate $2,297,727 issued in September 2018, the secured promissory note with a principal amount of $847,500 issued during September 2019 and the secured promissory note with a principal amount of $1,450,000 issued on February 5, 2020.

2021 Warrant Exercises

During the year ended December 31, 2021, the holders of outstanding investor warrants have exercised such warrants for the total purchase of 5,269,059 shares at a weighted average exercise price of $0.86 per share, for total proceeds of $4,513,871.

Equity Line

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares at a fair market value of $450,000 for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock. As of December 31, 2021, there was $9,113,829 of remaining available balance under the equity line, subject to shareholder approval required for additional purchases, as well as requirements for market conditions including trading volume and stock price, and subject to other limitations. During the year ended December 31, 2021, the Company issued 647,504, shares of its common stock valued at $675,590 pursuant to the equity line.

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

Effective as of April 21, 2020, the Company and Dr. Schwartz, entered into an exchange agreement relating to the 2020 Schwartz Note. The 2020 Schwartz Note bore twelve percent (12%) interest per annum and had a maturity date of September 30, 2020. The accrued interest on the note through April 21, 2020 was $77,878, resulting in a total balance of $2,192,878 in principal and accrued interest on the 2020 Schwartz Note as of such date. Dr. Schwartz and the Company agreed to exchange the 2020 Schwartz Note for newly issued shares of common stock of the Company at market value. Pursuant to the exchange agreement, Dr. Schwartz was issued 1,533,481 shares of newly issued common stock at an exchange rate of $1.43 per share, equal to the closing price of the common stock on April 21, 2020. In 2021, the Company determined that due to a calculation error, the balance of the 2020 Schwartz Note should have been higher by $143,573 at the time of the exchange agreement, and on February 24, 2021, the Company issued an additional 100,401 shares to Dr. Schwartz.

2020 Offerings

On March 19, 2020, in a private placement we sold and issued (1) 260,000 shares of common stock, at a sale price of $2.121 per share; (2) prefunded warrants to acquire 1,390,166 shares of common stock, sold at $2.12 per share and exercisable at an exercise price of $0.001 per share; (3) warrants to acquire 1,650,166 shares of common stock at $1.88 per share, exercisable immediately and terminating five and one-half years after the date of issuance; and (4) warrants to acquire 1,650,166 shares of common stock at $1.88 per share, exercisable immediately and terminating two years after the date of issuance. The sale resulted in gross proceeds of $3,498,612 and net proceeds of $3,127,112. The Company paid the Placement Agent an aggregate fee equal to 7.5% of the aggregate gross proceeds received by the Company in the offering. The Company also paid the Placement Agent a management fee equal to 1% of the aggregate gross aggregate gross proceeds received by the Company in the offering and reimbursed the Placement Agent for $25,000 in non-accountable expenses and up to $40,000 in legal and other out-of-pocket expenses. In addition, the Company granted to the Placement Agent, or its assigns warrants to purchase up to an aggregate of 123,762 shares of its common stock (which represents 7.5% of the Shares sold to investors in the private placement) at an exercise price equal to 125% of the price of the Shares in the private placement, or $2.65125. These placement agent warrants will expire on March 18, 2025.

During May 2020, the Company sold 1,396,826 shares of common stock in a registered direct offering under its shelf registration statement. In a concurrent private placement, the Company also issued such investors warrants to purchase up to an aggregate of 1,396,826 shares of our common stock. The Shares and the Warrants were sold at a combined offering price of $1.575 per Share and associated Warrant. Each Warrant is exercisable immediately upon issuance at an exercise price of $1.45 per share and will expire five and one-half years from the issue date. The sale of the offering shares and associated warrants resulted in gross proceeds of $2,200,001 and net proceeds of $1,930,100 after deducting the placement agent fees and estimated offering expenses payable by the Company. The Company granted to the placement agent, or its assigns warrants to purchase up to an aggregate of 104,762 shares of its common stock at an exercise price of $1.9688.

On June 25, 2020, the Company entered into agreements with the holders of an aggregate of 1,396,826 of the warrants issued in connection with the May 2020 registered direct offering, under which the investors exercised the warrants and received the same number new warrants. The investors paid an exercise price of $1.45 per share plus an additional $0.125 for each new warrant. The Company issued 1,396,826 shares and issued new warrants which are exercisable immediately and have a term of five and one-half years and an exercise price per share equal to $1.80. The Company received $2,130,701 in gross proceeds and net proceeds of $1,865,800 after deducting the placement agent fees and estimated offering expenses payable by the Company. Before deducting placement agent fees and expenses, the Company received approximately $2,200,000 from the transactions.  Pursuant to an engagement letter, the Company agreed to pay the Placement Agent a cash fee equal to 7.5% of the gross proceeds received from the exercise and the sale of the New Warrants. The Company also paid the Placement Agent a management fee equal to 1% of the aggregate gross aggregate gross proceeds received by the Company in the offering and reimbursed the Placement Agent for $25,000 in non-accountable expenses and up to $40,000 in legal and other out-of-pocket expenses. In addition, the Company granted to the Placement Agent, or its assigns warrants to purchase up to an aggregate of 104,763 shares of its common stock (which represents 7.5% of the shares sold to investors in the exercise transaction) at an exercise price equal to 125% of the exercise price of the New Warrants, or $2.25.

In connection with the equity line arrangement entered into with Oasis Capital, LLC (“Oasis”) in October 2019, during the year ended December 31, 2020, we issued an aggregate 4,231,073 shares of common stock to Oasis for net proceeds of $4,891,348.

2020 Conversions

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

Issuances of Securities in Acquisitions

On April 4, 2019, the Company completed a forward triangular merger with Helomics Acquisition Inc., a wholly-owned subsidiary of the Company and Helomics, acquiring the remaining 75% of the capital stock of Helomics not already held by the Company. Upon the acquisition, all outstanding shares of Helomics stock not already held by the Company were converted into the right to receive a proportionate share of 400,000 shares of common stock and 3,500,000 shares of Series D convertible preferred stock of the Company. On April 4, 2020, the 3,500,000 shares of Series D convertible preferred stock were converted into 350,004 shares of common stock. Also, on April 4, 2019, the Company completed an exchange offer with the holders of certain notes and warrants of Helomics, in which the Company issued 863,732 shares of common stock to the noteholders in exchange for their notes and issued warrants to purchase up to 1,425,506 shares of common stock of the Company at an exercise price of $10.00 per share in exchange for the Helomics warrants held by the noteholders. An additional 59,700 Company warrants at an exercise price of $0.10 per share were exchanged for Helomics warrants held by other parties. On September 14, 2020, the Company agreed to amend the 1,425,506 Company warrants that were originally exercisable at $10.00 per share to allow the holders to exercise the warrants at an exercise price of $0.845 per share, equal to the then-current market value of the common stock.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our audited consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods presented, as well as our disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including, but not limited to, fair value of stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and fixed assets and income taxes.

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

Our significant accounting policies are described in “Note 1 – Summary of Significant Accounting Policies,” in Notes to audited consolidated Financial Statements of this Annual Report on Form 10-K. We believe that the following discussion addresses our critical accounting policies and reflects those areas that require more significant judgments and use of estimates and assumptions in the preparation of our audited consolidated Financial Statements.

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

Revenue from Clinical Testing. Clinic diagnostic testing is comprised of our Tumor Drug Response Testing (ChemoFx) and Genomic Profiling (BioSpeciFx) tests. The Tumor Drug Response Testing test determines how a patient’s tumor specimen reacts to a panel of various chemotherapy drugs, while the Genomic Profiling test evaluates the expression and/or status of a particular gene related to a patient’s tumor specimen. Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The estimated uncollectible amounts are generally considered implicit price concessions that are a reduction in revenue. Payments terms vary for contracts and services sold by our Helomics subsidiary. Our performance obligations are satisfied at one point in time when test reports are delivered, and studies are completed.

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

When an option or warrant is granted in place of cash compensation for services, we deem the value of the service rendered to be the value of the option or warrant. In most cases, however, an option or warrant is granted in addition to other forms of compensation and its separate value is difficult to determine without utilizing an option pricing model. For that reason we also use the Black-Scholes option-pricing model to value options and warrants granted to non-employees, which requires the input of significant assumptions including an estimate of the average period that investors or consultants will retain vested stock options and warrants before exercising them, the estimated volatility of our common stock price over the expected term, the number of options and warrants that will ultimately be forfeited before completing vesting requirements and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognizes that. We have been on the NASDAQ Capital Market since 2015 and have had a volatile stock including reverse stock splits. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our equity-based consulting and interest expense could be materially different in the future.

In the case of standard options to employees we determined the expected life to be the midpoint between the vesting term and the legal term. In the case of options or warrants granted to non-employees, we estimated the life to be the legal term unless there was a compelling reason to make it shorter.

Business Combination. We accounted for the zPREDICTA merger as a business combination, using the acquisition method of accounting. This method requires, among other things, that assets acquired, and liabilities assumed be recognized at fair value as of the acquisition date. The fair value for the assets acquired and the liabilities assumed are based on information knowable and determined by management as of the acquisition date. We allocate the purchase price to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the purchase price, if any, over the aggregate fair value of assets acquired and liabilities assumed is allocated to goodwill.

Fixed Assets. We account for assets acquired at fair value as of the acquisition date. The fair value for assets acquired are based on their estimated fair values. Fixed assets are stated at cost less accumulated depreciation. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the respective assets.

Goodwill and Other Intangible Impairment. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets acquired. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination. Goodwill is an indefinite-lived intangible asset and is not amortized.

Goodwill is not amortized but is tested on an annual basis for impairment at the reporting unit level as of December 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company first has the option to assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgement. Pursuant to ASU 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The Company also completes a reconciliation between the implied equity valuation prepared and the Company’s market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs. See Note 10 – Intangible Assets and Goodwill.

In the Helomics acquisition, the Company recorded goodwill of $23,790,290. The goodwill was recorded to the Helomics segment which represents a single reporting unit. The cumulative losses on goodwill are $23,790,290 as of December 31, 2021. See Note 10 to our audited consolidated financial statements included in this annual report.

On November 24, 2021, the Company acquired goodwill of $6,857,790 in connection with the acquisition of zPREDICTA. The Company determined the value of the goodwill associated with the zPREDICTA reporting unit was fully recoverable at December 31, 2021.

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

The Company prepared an undiscounted cash flow as of December 31, 2021 to evaluate long-lived assets based on a triggering event per ASC 360. The Company concluded that the undiscounted cash flows did not support the carrying values of its the long-lived assets within the Helomics asset group at December 31, 2021. The Company determined the value of the intangibles and the software license acquired were fully impaired as of December 31, 2021 and recognized an impairment loss on its long-lived intangible assets of $2,893,548 and $1,249,727 impairment loss related to the acquired software. See Note 10 – Intangible Assets and Goodwill.

Based on a triggering event as of December 31, 2020, the Company prepared an undiscounted cash flows per ASC 360 to evaluate its other long-lived assets. The Company concluded that the undiscounted cash flows of the long-lived assets exceeded the carrying values. The Company concluded there was no impairment of its finite lived assets as of December 31, 2020.

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

Recent Accounting Developments

See “Note 1 - Summary of Significant Accounting Policies - Recently Adopted Accounting Standards” in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of December 31, 2021 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based upon this evaluation, we concluded that our internal control over financial reporting were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors of the Registrant

The following table identifies our executive officers and directors for the year ended December 31, 2021:

Name	Age	Position Held

J. Melville Engle	71	Chief Executive Officer and Chairman of the Board of Directors

Bob Myers		67	Chief Financial Officer

Chuck Nuzum	(1) (2) (3) (5)	73	Director

Daniel E. Handley, Ph.D.	(3)	62	Director

Gregory S. St. Clair	(1)	56	Director

Nancy Chung-Welch, Ph.D.	(1) (2) (4) (5)	61	Director

Christina Jenkins, M.D.	(4)	50	Director

Raymond F. Vennare	(3)	69	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Governance Committee
(4)	Member of the Merger & Acquisition Committee
(5)	Member of the Finance Committee

J. Melville Engle was appointed Chief Executive Officer on March 19, 2021. Mr. Engle resigned from the Compensation and Governance Committees concurrently with his appointment as CEO.

Each director will serve until their successors are elected and have duly qualified.

There are no family relationships among our directors and executive officers. Our executive officers are appointed by our Board of Directors and serve at the Board’s discretion.

Classified Board of Directors

On March 22, 2019, our stockholders approved amendments to the Certificate of Incorporation and Bylaws to establish a classified Board of Directors, and we filed the Amended and Restated Certificate of Incorporation. The amendments to our Certificate of Incorporation and Bylaws provide for the division of the members of our shareholders into three classes, with the term of each class expiring in different years. As a result of this stockholder approval, three classes of directors were created: Class I continuing for a term expiring in 2022, Class II for a term expiring in 2023, and Class III for a term, expiring in 2024. Beginning with the 2019 annual meeting of stockholders, the class of directors up for election or reelection will be elected to three-year terms. The current directors are divided into classes as follows:

CLASS I (term expiring in 2022)	CLASS II (term expiring in 2023)	CLASS III (term expiring in 2024)
Chuck Nuzum Daniel E. Handley	J. Melville Engle Nancy Chung-Welch Gregory S. St. Clair	Christina Jenkins Raymond Vennare

Business Experience

J. Melville Engle, Chief Executive Officer, and Chairman of the Board of Directors. Effective March 19, 2021, J. Melville Engle was appointed our Chief Executive Officer. Mr. Engle had served as a director since 2016. He became the Chairman of the Board in January 2020. Mr. Engle has worked in the healthcare industry for the past three decades. Since 2012, he had served as President and Chief Executive Officer of Engle Strategic Solutions, a consulting company focused on CEO development and coaching, senior management consulting, corporate problem solving and strategic and operational planning. He was a director of Windgap Medical, Inc., and has held executive positions at prominent companies including Chairman and Chief Executive Officer at ThermoGenesis Corp., Regional Head/Director, North America at Merck Generics, President and Chief Executive Officer of Dey, L.P. and CFO, at Allergan, Inc. In addition to ThermoGenesis, he has served on the Board of Directors of several public companies, including Oxygen Biotherapeutics and Anika Therapeutics. Mr. Engle holds a BS in Accounting from the University of Colorado and an MBA in Finance from the University of Southern California. He has served as a Trustee of the Queen of the Valley Medical Center Foundation, was a Board Member of the Napa Valley Community Foundation, and at the Napa College Foundation. He was also Vice Chair of the Thunderbird Global Council at the Thunderbird School of Global Management in Glendale, Arizona.

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

Daniel E. Handley M.S., Ph.D., Director. Dr. Handley was appointed to the Board on February 19, 2020. He serves as a Professor and the Director of the Clinical and Translational Genome Research Institute of Southern California University of Health Sciences. Previously, he was the Chief Scientific Officer of the Clinical and Translational Genome Research Institute, a Florida 501(c)3 non-profit corporation. During that time, he also held a courtesy faculty appointment in the Department of Biological Sciences at Florida Gulf Coast University. He previously served as the Chief Scientific Officer for Advanced Healthcare Technology Solutions, Inc., Life-Seq, LLC, as a senior researcher at the Procter & Gamble Co., a senior administrator, researcher, and laboratory manager at the David Geffen UCLA School of Medicine, and as a founding biotechnology inventor for the National Genetics Institute. He holds a B.A. in Biophysics from Johns Hopkins University, an M.S. in Logic and Computation from Carnegie Mellon University, a Ph.D. in Human Genetics from the University of Pittsburgh. He completed his post-doctoral training at Magee-Women’s Research Institute researching advanced genomic technologies applied to fetal and maternal health. He is a veteran of the U.S. Navy, having served as a nuclear propulsion instructor and a submarine nuclear reactor operator.

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

Christina Jenkins, M.D. was appointed to the Board on April 21, 2021. Dr. Jenkins is a strategic advisor and venture investor whose expertise spans clinical medicine, venture capital, health systems and health plans. She applies her unique perspective of providers, payers and consumers to help leaders optimize growth and health outcomes. Currently, Dr. Jenkins is a Venture Partner at Phoenix Venture Partners (PVP), where she co-leads the firm’s seed-stage investment strategy in the healthcare/life sciences vertical. She is focused on hardware-enabled platform companies that are transforming the way we diagnose, monitor and treat health conditions. Dr. Jenkins also leads investments for Portfolia, Inc.’s FemTech and Active Aging and Longevity funds, focusing on evidence-backed digital health and device companies targeting the health of women. She also is a director of Independence Health Group (the parent company of Independence Blue Cross and AmeriHealth Caritas), a board of directors observer at Madorra Inc., and an advisory board member of multiple value-generating healthcare companies. Dr. Jenkins is also a member of the Kauffman Fellows, a global leadership program in venture capital, completing her fellowship at New Enterprise Associates. Previously, she was the founding CEO of OneCity Health Services, a subsidiary of NYC Health + Hospitals, building a team from two to 130 and leading a successful $1.2 billion effort to design and implement technology-enabled care models and accelerate value-based payment (financial risk) readiness for one million lives. She was also a Clinical Instructor in Internal Medicine at Mount Sinai Medical Center in New York City, and began her career as a financial analyst (FMP) with GE Healthcare. She earned her M.D. from Northwestern University Medical School, where she was Class President, and her B.S. in Industrial Management at Purdue University.

Raymond F. Vennare was appointed to the Board on September 13, 2021. Mr. Vennare brings more than thirty years of experience to his work as an accomplished senior executive, board director and biotechnology entrepreneur. As a professional who has built and managed companies on behalf of institutional investors, private foundations and research institutions, he is recognized as an expert in the practice of company creation, technology commercialization, business development and corporate governance. Mr. Vennare is currently (and has been since 2015), Chairman of the Board and CEO of Cvergenx, Inc., a genomic informatics company developing decision-support tools for radiation oncology, and since 2019 has been on the Board of Directors of Cvergenx Technologies India Private, Ltd. He also serves as a trusted and confidential advisor to clients as diverse as nationally ranked universities and philanthropic foundations to multi-national publicly traded companies and early-stage start-ups. Previously Mr. Vennare was Co-founder, President and CEO of ThermalTherapeutic Systems, Inc. (Medical Device); President and Chief Executive Officer of ImmunoSite, Inc. (Diagnostics); Senior Vice President and Chief Information Officer, TissueInformatics, Inc. (Bioinformatics); Founder, President and Partner in VSInteractive (Information Technology) and, Founder and President of the Fine Art Inventory Network (On-line Commerce). From June 2018 to December 2020, he was Vice Chairman of Guangzhou INDA Biotechnology Company, Ltd. Mr. Vennare has a Master’s Degree in Business and Ethics from Duquesne University, a Master’s Degree in Art History and Museum Studies from Case Western Reserve University and a Bachelor’s Degree from the University of Pittsburgh.

Richard L. Gabriel resigned as a member of the Board of Directors effective May 1, 2021. Mr. Gabriel’s resignation is in connection with his assuming a management position with the Company.

Board Committee Structures

The Board of Directors has determined that each current member of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee meets the applicable SEC and NASDAQ rules and regulations regarding “independence” and that each member is free of any relationship that would impair their individual exercise of independent judgment with regard to us.

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

Our Audit Committee currently consists of Mr. Nuzum, as the chairperson, Mr. St. Clair and Dr. Chung-Welch. During 2020, the Audit Committee chairperson was Ms. Prior, who was replaced on the committee and as chairperson by Mr. Nuzum in July 2020. Each Audit Committee member is a non-employee director of the Board. The Board of Directors has determined that all current members of our Audit Committee are independent. The Audit Committee met eight times in fiscal 2021.

Audit Committee Financial Expert

The Board has determined that Mr. Nuzum meets the criteria as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act of 1933, as amended. As noted above, Mr. Nuzum, Mr. St. Clair, and Dr. Chung-Welch are independent within the meaning of NASDAQ’s listing standards.

Compensation Committee

The Compensation Committee of the Board of Directors currently consists of three directors, Mr. Nuzum, as the chairperson, Dr. Chung-Welch and Mr. St. Clair. The members of the Compensation Committee were appointed by the Board of Directors and consist entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and “independent” as independence is currently defined in Rule 4200(a) (15) of the NASDAQ listing standards. In fiscal 2021, the Compensation Committee met eight times. The functions of the Compensation Committee include, among other things:

●	approving the annual compensation packages, including base salaries, incentive compensation, deferred compensation and stock-based compensation, for our executive officers;

●	administering our stock incentive plans, and subject to Board approval in the case of executive officers, approving grants of stock, stock options and other equity awards under such plans;

●	approving the terms of employment agreements for our executive officers;

●	developing, recommending, reviewing and administering compensation plans for members of the Board of Directors;

●	reviewing and discussing the compensation discussion and analysis with management; and

●	preparing any compensation committee report required to be included in the annual proxy statement.

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

Compensation Committee Interlocks and Insider Participation

As indicated above, the Compensation Committee consists of Mr. Nuzum, Dr. Chung-Welch and Mr. St. Clair. No member of the Compensation Committee has ever been an executive officer or employee of ours. None of our officers currently serves, or has served during the last completed year, on the compensation committee or the Board of Directors of any other entity that has one or more officers serving as a member of the Board of Directors or the Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee of the Board of Directors currently consists of Dr. Handley, as the chairperson Mr. Nuzum and Mr. Vennare. All members of the Nominating and Governance Committee are “independent directors,” as such term is defined by The NASDAQ Market Listing Rule 5605(a)(2), and free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a member of the Committee.

The members of the Committee shall be elected annually by the Board. Committee members may be removed for any reason or no reason at the discretion of the Board, and the Board may fill any Committee vacancy that is created by such removal or otherwise. The Committee’s chairperson shall be designated by the full Board or, if it does not do so, the Committee members shall elect a chairperson upon the affirmative vote of a majority of the directors serving on the Committee. In fiscal 2021, the Nominating and Governance Committee met four times

The Committee may form and delegate authority to subcommittees as it may deem appropriate in its sole discretion.

In furtherance of its purposes, the Committee:

●	Evaluates the composition, organization and governance of the Board, determines future requirements and make recommendations to the Board for approval;

●	Determines desired Board and committee skills and attributes and criteria for selecting new directors;

●

Reviews candidates for Board membership consistent with the Committee’s criteria for selecting new directors or as recommended by our stockholders. Annually, the Committee recommends a slate of nominees to the Board for consideration at our annual stockholders’ meeting;

●	Develops a plan for, and consults with the Board regarding, management succession; and

●	Advises the Board generally on corporate governance matters.

In addition, the Committee, if and when deemed appropriate by the Board or the Committee, develops and recommends to the Board a set of corporate governance principles applicable to the Company, and reviews and reassesses the adequacy of such guidelines annually and recommends to the Board any changes deemed appropriate. The Committee also advises the Board on (1) committee member qualifications, (2) appointments, removals and rotation of committee members, (3) committee structure and operations (including authority to delegate to subcommittees), and (4) committee reporting to the Board. Finally, the Committee performs any other activities consistent with its charter, our Certification of Incorporation, Bylaws and governing law as the Committee or the Board deems appropriate.

The Committee has the authority to obtain advice and seek assistance from internal or external legal, accounting or other advisors. The Committee has the sole authority to retain and terminate any search firm to be used to identify director candidates, including sole authority to approve such search firm’s fees and other retention terms.

Merger & Acquisition Committee

The Merger & Acquisition Committee of the Board of Directors currently consists of, Dr. Jenkins, as the chairperson, and Dr. Chung-Welch and Mr. Engle. The Merger & Acquisition Committee advises the Company with respect to any considered mergers, acquisitions, joint ventures and/or consolidations of any type.

Diversity

The Board of Directors currently has no formal policy regarding attaining diversity on the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to us during the fiscal year ended December 31, 2021 and Forms 5 and amendments thereto furnished to us with respect to such fiscal year, or written representations that no Forms 5 were required, we believe that the following is the list of our officers, directors and greater than ten percent beneficial owners who have failed to file on a timely basis all Section 16(a) filing requirements during the fiscal year ended December 31, 2021: Carl Schwartz 1 late reporting and 1 late amendment covering 1 transaction; Charles Lee Nuzum Sr 2 late reporting covering 2 transactions; Christina Lee Jenkins MD 2 late reporting covering 2 transactions; and Raymond Vennare 1 late reporting covering 1 transaction.

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

Summary Compensation Table for Fiscal 2021 and 2020

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2021 and December 31, 2020 by each of the Named Executive Officers:

Name and Principal Position	Year	Salary	Bonus	(1) Stock Awards	(1) Option Awards	All Other Compensation	Total Compensation

J. Melville Engle (2)	2021	$391,342	$-	$-	$-	$-	$391,342

Carl Schwartz, CEO (3)	2021	$541,827	$-	$582,280	$-	$163,493	$1,287,600
	2020	$430,000	$-	$46,002	$-	$-	$476,002

Bob Myers, CFO (4)	2021	$371,965	$20,000	$37,667	$-	$-	$429,632
	2020	$327,838	$-	$15,334	$-	$-	$343,172

(1)	Represents the actual compensation cost granted during 2021 and 2020 as determined pursuant to FASB ASC 718, Stock Compensation.

(2)

On March 19, 2021 Mr. Engle was named Chief Executive Officer. Mr. Engle received an annual salary of $475,000. Mr. Engle is eligible for a Long-Term Incentive Program (“LTIP”) structured to reward performance. The LTIP awards will each vest after three years (rolling) subject to continued employment, with the amount that vests to be based on two or more measures of employment performance, including shareholder return (increase in common stock price and accomplishment of profit budgets). The LTIP awards consist of 300,000 Restricted Stock Unit’s (“RSU’s”). Each RSU awards consists of three equal tranches, corresponding to the three years in the performance period. The level of vesting for each tranche will vary based on (1) the level of achievement of performance goals for the corresponding fiscal year and (2) continued employment of Mr. Engle through January 1, 2024. On February 28, 2022, Mr. Engle received an annual salary increase to $524,400. Mr. Engle received a 2021 bonus of $191,760, paid in 2022.

(3)

Effective as of March 19, 2021, Dr. Schwartz resigned as Chief Executive Officer. Dr. Schwartz received a retirement package for $460,000 in base salary, unused accrued vacation for $81,827 and the vesting of all RSU’s equaling 400,000 shares of POAI common stock, par value $0.01. Additionally, Dr. Schwartz received interest payments completing his original loan debt from prior years. Dr. Schwartz received a salary increase to $460,000 annually on September 23, 2020 retroactively effective to July 1, 2020. Dr. Schwartz received 300,000 restricted stock units on September 23, 2020, payable in shares of common stock and vesting in equal annual installments over three years.

(4)

Mr. Myers received a cash bonus of $20,000 in 2021 awarded by the Board of Directors. Mr. Myers received 23,134 shares of common stock in 2021, due to vesting of his September 23, 2020 RSU’s. Mr. Myers is eligible for a Long-Term Incentive Program (“LTIP”) structured to reward performance. The LTIP awards will each vest after three years (rolling) subject to continued employment, with the amount that vests to be based on two or more measures of employment performance, including shareholder return (increase in common stock price and accomplishment of profit budgets). The LTIP awards consist of 150,000 Restricted Stock Unit’s (“RSU’s”). Each RSU awards consists of three equal tranches, corresponding to the three years in the performance period. The level of vesting for each tranche will vary based on (1) the level of achievement of performance goals for the corresponding fiscal year and (2) continued employment of Mr. Myers through January 1, 2024. On February 28, 2022, Mr. Myers received an annual increase to $380,880. Mr. Myers received a 2021 bonus of $106,950, paid in 2022. Mr. Myers received a salary increase to $345,000 annually on September 23, 2020 retroactively effective to July 1, 2020. Mr. Myers received 100,000 restricted stock units on September 23, 2020, payable in shares of common stock and vesting in equal annual installments over three years.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2021

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers as of December 31, 2021:

Options						Restricted Stock Units
	Grant Date	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units of Stock That Have Not Vested	Market Value Of Units of Stock That Have Not Vested

J. Melville Engle	12/31/2016	179		$28.00	12/31/2026	—	—
	3/31/2017	238		$21.00	3/31/2027	—	—
	6/22/2017	12,500		$14.70	6/22/2027	—	—
	6/30/2017	340		$14.70	6/30/2027	—	—
	9/30/2017	344		$14.54	9/30/2027	—	—
	12/31/2017	2,475		$10.10	12/31/2027	—	—
	3/31/2018	455		$11.00	3/31/2028	—	—
	6/30/2018	443		$11.30	6/30/2028	—	—
	9/30/2018	472		$10.60	9/30/2028	—	—
	12/31/2018	4,038		$6.19	12/31/2028	—	—
	3/31/2019	667		$7.50	3/31/2029	—	—
	4/4/2019	12,500		$7.48	4/4/2029	—	—
	6/30/2019	669		$7.48	6/30/2029	—	—
	9/30/2019	990		$5.05	9/30/2029	—	—
	12/31/2019	13,410		$2.61	12/31/2029	—	—
	3/31/2020	3,174		$1.58	3/31/2030	—	—
	4/3/2020	15,267		$1.31	4/3/2030	—	—
	6/30/2020	3,049		$1.64	6/30/2030	—	—
	9/30/2020	6,142		$0.81	9/30/2030	—	—
	12/31/2020	47,788		$0.73	12/31/2030	—	—
	5/17/2021	-		-	-	300,000	$285,570

Carl Schwartz	7/19/2013	7		$1.54	7/19/2023	—	—
	6/30/2015	26		$1.54	6/30/2025	—	—
	6/30/2015	26		$775.00	6/30/2025	—	—
	3/31/2016	59		$42.50	3/31/2026	—	—
	6/30/2016	133		$37.50	6/30/2026	—	—
	9/30/2016	121		$41.25	9/30/2026	—	—
	12/31/2016	179		$1.54	12/31/2026	—	—
	12/31/2016	714		$28.00	12/31/2026	—	—
	3/31/2017	238		$21.00	3/31/2027	—	—
	6/22/2017	37,689		$1.54	6/22/2027	—	—
	11/10/2017	2,834		$1.54	11/10/2027	—	—
	1/2/2018	14,175		$1.54	1/2/2028	—	—
	6/30/2018	12,168		$1.54	6/30/2028	—	—
	8/1/2018	4,490		$1.54	8/1/2028	—	—
	1/2/2019	32,305		$1.54	1/2/2029	—	—
	4/4/2019	20,000		$1.54	4/4/2029	—	—
	7/1/2019	4,219		$7.90	7/1/2029	—	—
	8/1/2019	5,128		$6.50	8/1/2029	—	—
	9/1/2019	6,050		$5.51	9/1/2029	—	—
	3/31/2020	3,174		$1.58	3/31/2030	—	—
	6/30/2020	3,049		$1.64	6/30/2030	—	—
	9/30/2020	6,142		$0.81	9/30/2030	—	—
	12/31/2020	20,481		$0.73	12/31/2030	—	—

Bob Myers	8/13/2012	53		$1.54	8/13/2022	—	—
	3/18/2013	42		$1.54	3/18/2023	—	—
	3/6/2014	14		$1.54	3/6/2024	—	—
	9/16/2016	357		$1.54	9/16/2026	—	—
	6/22/2017	30,411		$1.54	6/22/2027	—	—
	4/4/2019	16,600		$1.54	4/4/2029	—	—
	9/23/2020	—		—	—	66,666	$63,459
	5/17/2021	—		—	—	150,000	$142,785

Executive Compensation Components for Fiscal 2021

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

Amendment to Stock Option Plan. On September 3, 2020, our stockholders approved amendments to the 2012 Plan to increase the share reserve under the 2012 Plan by an aggregate 750,000 shares from the most recent reserve of 1,000,000 shares to an aggregate 1,750,000 shares. On August 17, 2021, our stockholders approved amendments to the 2012 Plan to increase the share reserve under the 2012 Plan by an aggregate 1,500,000 shares from the most recent reserve of 1,750,000 shares to an aggregate 3,250,000 shares. As of December 31, 2021, options to purchase 1,062,871 shares of common stock are subject to outstanding stock options under the 2012 Plan. In determining the amount of the increase in the 2012 Plan, the Board took into account its intention to grant further equity awards to current and future executive officers and key employees and directors.

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

Long Term Incentive Plan for Executive Officers

On May 17, 2021, the Committee adopted and approved a 2021 Long Term Incentive Plan (the “LTIP”) to provide appropriate incentives to the Company’s executive officers over the critical three-year performance period consisting of fiscal years 2021, 2022 and 2023. Under the LTIP, the Company granted restricted stock units (“RSUs”) to the Company’s current CEO, J. Melville Engle, and its CFO, Bob Myers, pursuant to the Company’s Amended and Restated 2012 Stock Incentive Plan (as amended, the “Stock Incentive Plan”).

The LTIP awards consist of 300,000 RSUs for the CEO and 150,000 RSUs for the CFO granted as of May 17, 2021. Each RSU award consists of three equal tranches, corresponding to the three years in the performance period. These RSUs will vest on January 1, 2024, with the level of vesting of each tranche based on (1) the level of achievement of performance goals for the corresponding fiscal year (see below) and (2) continued employment of the executive through January 1, 2024. For each tranche, the RSUs will vest at the 100% level for performance at the target level; 50% for performance at the threshold level (with no vesting below the threshold level); and 150% for maximum performance (in other words, for maximum performance on both performance components in a fiscal year, the payout for that year would be 150% of the number of RSUs in the corresponding tranche). The level of vesting for each component is prorated between the threshold level and the target level, and between the target level and the maximum level. To the extent vested, the awards will vest on or before March 15, 2024, following the determination of the Company’s earnings per share in 2023.

 Performance-based vesting of the RSUs in the tranche for each fiscal year (100,000 RSUs per year for the CEO and 50,000 RSUs per year for the CFO) will be based equally on two components of performance:

(1)	Stock Price. A stock price component is based on the average closing share price of the Company’s common stock over the last 20 trading days of the fiscal year, as set forth in the LTIP.

(2)	Earnings (Loss) Per Share. An earnings component is based on the Company’s earnings (loss) per common share for that fiscal year, as set forth in the LTIP.

If the Committee determines that circumstances have changed and modification is required to reflect the original intent of the performance goals, the Committee may in its discretion increase (but not decrease) the number of RSUs that vest for any of the covered years.

On August 10, 2021, the stockholders approved an amendment to the Amended and Restated 2012 Stock Incentive Plan to increase the reserve of shares of common stock authorized for issuance thereunder by 1,500,000, to 3,250,000 shares. Therefore, all RSUs awarded under the LTIP will be paid in shares of common stock, rather than cash payments that might have been required had such plan amendment not been approved.

Employment Contracts

Employment Agreement with Former Chief Executive Officer.

On November 10, 2017, we entered into an employment agreement with Dr. Carl Schwartz, who has served as Chief Executive Officer from December 1, 2016 through March 19,2021. Under the agreement, the employment of Dr. Schwartz is at will.

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

Retirement of Former Chief Executive Officer

On March 19, 2021, Dr. Schwartz retired through his resignation as the Chief Executive Officer of the Company. In connection with the resignation, Dr. Schwartz and the Company simultaneously entered into a Transition and Separation Agreement pursuant to which, among other things, Dr. Schwartz agreed to retire from his employment and resign as a member of the Board and to provide certain transition services to the Company in exchange for the issuance to Dr. Schwartz of 100,000 shares of common stock. The Company and Dr. Schwartz also entered into an Agreement and Release pursuant to which, among other things, Dr. Schwartz and the Company released each other from any and all claims each may have against the other, and the Company agreed to provide Dr. Schwartz with certain separation benefits, including $460,000 (gross) in severance pay, equal to one year of his base salary, and the vesting of the 300,000 restricted stock units previously granted to Dr. Schwartz.

Employment Agreement with Current Chief Executive Officer

On April 5, 2021, the Company and J. Melville Engle, the Company’s current Chief Executive Officer, entered into an Employment Agreement (the “Agreement”) effective as of March 19, 2021, the first date of Mr. Engle’s employment. Pursuant to the Agreement, Mr. Engle is entitled to an annual base salary of $475,000. He will also be eligible (i) to receive an annual cash bonus equal to up to 50% of his salary, or at the discretion of the Compensation Committee (the “Committee”) of the Company’s Board of Directors, a higher percentage based on his performance and (ii) to participate in a long-term incentive plan to be adopted and maintained by the Committee. Under the LTIP, Mr. Engle will receive 100,000 restricted shares of Company common stock or restricted stock units for each of the next three calendar years of his employment, vesting over three years and subject to continued employment, with the amount that vests to be based on his performance. Mr. Engle will also be eligible to participate in the standard employee benefit plans generally available to executive employees of the Company, and, at the discretion of the Committee, to receive grants of stock options or other equity awards. Any grants of equity awards, including those above, will be made from the Company’s Amended and Restated 2012 Stock Incentive Plan or successor plans.

Under the Agreement, Mr. Engle’s employment by the Company is at-will. If his employment is terminated by the Company without “cause” or if he voluntarily resigns with “good reason” (in each case as defined in the Agreement), then Mr. Engle will be entitled to receive from the Company payment of his base salary then in effect through his last date of employment, plus accrued, unused vacation pay. In addition, Mr. Engle will be entitled to (a) severance pay in an amount equal to 12 months of his base salary then in effect, less applicable taxes and withholdings; and (b) a bonus payment on a pro-rata basis through the date of his termination.

The Agreement also contains customary provisions with respect to confidentiality and intellectual property, in addition to ones prohibiting Mr. Engle from soliciting the Company’s employees and from engaging in certain activities that are competitive with the Company for a period of 12 months after termination of his employment.

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

If we terminate his employment without cause or if he terminates his employment for “good reason,” he shall be entitled to receive us severance pay in an amount equal to:(1) before the first anniversary of the date of the agreement, three months of base salary, or (2) on or after the first anniversary of the date of the agreement, twelve months of base salary, in either case less applicable taxes and withholdings. In that event, he will receive a bonus payment on a pro-rata basis through the date of termination and any accrued, unused vacation pay. The severance pay, bonus payment, and other consideration are conditioned upon executive’s execution of a full and final release of liability. “Cause” is defined to mean: 1) that he engages in willful misconduct or fails to follow the reasonable and lawful instructions of the Board, if such conduct is not cured within 30 days after notice; 2) he embezzles or misappropriates assets from us or any of our subsidiaries; 3) his violation of his obligations in the agreement, if such conduct is not cured within 30 days after notice; 4) breach of any agreement between him and us or to which we and Mr. Myers are parties, or a breach of his fiduciary responsibility to us; 5) commission by Mr. Myers of fraud or other willful conduct that adversely affects our business or reputation; or, 6) we have a reasonable belief he engaged in some form of harassment or other improper conduct prohibited by Company policy or the law. “Good reason” is defined as (1) a material diminution in his position, duties, base salary, and responsibilities; or (2) our notice to Mr. Myers that his position will be relocated to an office which is greater than 100 miles from his prior office location. In all cases of Good Reason, he must have given notice to us that an alleged Good Reason event has occurred, and the circumstances must remain uncorrected by us after the expiration of 30 days after receipt by us of such notice.

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

Potential Payments Upon Termination or Change of Control

Most of our stock option agreements provide for an acceleration of vesting in the event of a change in control as defined in the agreements and in the 2012 Stock Incentive Plan. However, the stock option agreements awarded to Bob Myers provide that upon the termination of such employee’s employment without cause or for good reason, such employee’s options shall become fully vested, and the vested shares may be purchased for up to five years after such termination (or such lesser period for the option if the remaining period of the option is less than five years after such termination). In addition, in the event of such employee’s retirement, death or disability, such employee’s options shall become fully vested, and the vested shares may be purchased for the entire remaining period of the option. Also, see “Employment Contracts” above for a description of certain severance compensation arrangements.

Director Compensation

Effective June 17, 2021 the Board adopted a Director Compensation Program under which the members of the Board of Directors receive quarterly awards of common stock and cash as compensation for their services as directors and annual awards of common stock and cash for services as committee members. These awards were implemented to replace the previous program of quarterly stock option grants to directors. The June 2020 annual common stock award remains in place as described below.

The compensation program pays all of the compensation in the form of stock and cash awards (with the cash component payable in additional shares at the election of the director. The cash component is equal to 28% of the total value of the award (or 38.9% of the share component of the award), intended to pay the tax on the full award.

Each director receives a quarterly award of $8,333 on the last day of the quarter, consisting of (i) shares with a value of $6,000 and (ii) $2,333 in cash (or additional shares).

For each board committee, each director receives an additional annual award of $11,112, consisting of (i) shares with a value of $8,000 and (ii) $3,112 in cash (or additional shares), payable on December 31.

Director compensation will continue to be paid to all members of the Board of Directors through December 31, 2021. Starting in 2022, director compensation will be limited to Non-Employee Directors (directors who are not employees of POAI or any subsidiary and who do not receive regular long-term cash compensation as consultants).

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

Prior to April 3, 2020, the Company maintained a quarterly and an annual stock options award program for all the directors under which they will be awarded options to purchase $5,000 worth of shares of common stock, par value $0.01 per quarter at an exercise price determined by the close on the last day of the quarter. Additionally, the directors that served on a committee received options to purchase $10,000 worth of shares of common stock, par value $0.01 annually, per committee served, at an exercise price determined by the close on the last day of the year.

Director Compensation Table for Fiscal 2021

The following table summarizes the compensation paid to each director in the fiscal year ended December 31, 2021:

	Fees Paid or Earned in Cash	Stock Awards (1)		Option Awards	Total
J. Melville Engle	$9,999	$44,447	(2)	$-	$54,446
Charles Nuzum Sr.	$-	$76,668	(3)	$-	$76,668
Daniel Handley	$15,454	$39,003	(4)	$-	$54,457
Greg St. Clair Sr.	$8,455	$49,000	(5)	$-	$57,455
Nancy Chung-Welch	$24,668	$55,003	(6)	$-	$79,671
Christina Jenkins	$13,111	$38,452	(7)	$-	$51,563
Raymond Vennare	$7,778	$25,102	(8)	$-	$32,880
Richard Gabriel	$2,333	$6,000	(9)	$-	$8,333

(1)	Represents the actual compensation cost granted during 2021 as determined pursuant to FASB ASC 718, Stock Compensation.
(2)	Reflects 19,395 shares of common stock received in 2021 for serving on the Board and 20,428 shares of common stock received on January 4, 2022 for 2021 service on the Board and the Merger & Acquisition Committee.
(3)

Reflects 27,147 shares of common stock received in 2021 for serving on the Board and 43,775 shares of common stock received on January 4, 2022 for 2021 service on the Board and the Audit, Compensation and Governance Committees.

(4)

Reflects 19,395 shares of common stock received in 2021 for serving on the Board and 14,709 shares of common stock and $5,455 in cash received on January 4, 2022 for 2021 service on the Board and the Governance Committee.

(5)

Reflects 27,147 shares of common stock received in 2021 for serving on the Board and 14,709 shares of common stock and $5,455 in cash received on January 4, 2022 for 2021 service on the Board and the Audit Committee.

(6)

Reflects 19,395 shares of common stock received in 2021 for serving on the Board and 31,517 shares of common stock and $11,669 in cash received on January 4, 2022 for 2021 service on the Board and the Audit, Compensation and Merger & Acquisition Committees.

(7)

Reflects 19,436 shares of common stock received in 2021 for serving on the Board and 14,709 shares of common stock and $5,445 in cash on January 4, 2022 for 2021 service on the Board and the Merger & Acquisition Committee.

(8)

Reflects 9,512 shares of common stock received in 2021 for serving on the Board and 14,709 shares of common stock and $5,445 in cash on January 4, 2022 for 2021 service on the Board and the Governance Committee.

(9)	Mr. Gabriel resigned from the Board effective May 1, 2021. Mr. Gabriel was awarded 4,959 shares of common stock for serving on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table presents the equity compensation plan information as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding restricted stock, warrants and options (a)	Weighted- average exercise price of outstanding options, warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (C)
Equity compensation plans approved by security holders (1)	1,804,537	$4.83	1,015,187
Equity compensation plans not approved by security holders	-	$-	-

(1)

Consists of outstanding options under the 2008 Equity Incentive Plan and the 2012 Stock Incentive Plan. The remaining share authorization under the 2008 Equity Incentive Plan was rolled over to the current 2012 Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2021 certain information regarding beneficial ownership of our common stock by:

●	Each person known to us to beneficially own 5% or more of our common stock;

●	Each executive officer who in this Annual Report Form 10-K are collectively referred to as the “Named Executive Officers;”

●	Each of our directors; and

●	All of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each stockholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the stockholder’s name. We have based our calculation of the percentage of beneficial ownership on 65,911,001 shares of our common stock outstanding on March 13, 2022. Unless otherwise noted below, the address for each person or entity listed in the table is c/o Predictive Oncology Inc., 2915 Commers Drive, Suite 900, Eagan, Minnesota 55121.

	Amount and Nature of Beneficial Ownership	Percent of Class

Name of Beneficial Owner

Officers and Directors

J. Melville Engle (2)	70,689	0.26%

Carl Schwartz (3)	2,265,099	3.44%

Bob Myers (4)	70,689	0.11%

Chuck Nuzum (5)	117,911	0.18%

Gregory St. Clair (6)	73,177	0.11%

Daniel Handley (7)	71,020	0.11%

Christina Jenkins (8)	34,145	0.05%

Raymond Vennare	24,221	0.04%

Nancy Chung-Welch (9)	95,887	0.15%

Richard L. Gabriel (10)	89,355	0.14%

All directors and executive officers as a group (10 persons)	3,010,536	4.54%

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

2.	Includes options to purchase 125,139 shares that are exercisable within 60 days of December 31, 2021.
3.	Includes (i) 2,091,695 shares owned directly, and (ii) 173,404 shares issuable upon exercise of options held by Dr. Schwartz that are exercisable within 60 days of December 31, 2021.
4	Includes options to purchase 47,478 shares that are exercisable within 60 days of December 31, 2021.
5.	Includes options to purchase 40,277 shares that are exercisable within 60 days of December 31, 2021.
6.	Includes options to purchase 26,623 shares that are exercisable within 60 days of December 31, 2021.
7.	Includes options to purchase 32,846 shares that are exercisable within 60 days of December 31, 2021.
8.	Includes options to purchase 72,326 shares that are exercisable within 60 days of December 31, 2021.
9.	Includes options to purchase 40,277 shares that are exercisable within 60 days of December 31, 2021.
10.	Includes options to purchase 72,326 shares that are exercisable within 60 days of December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Audit Committee has the responsibility to review and approve all transactions to which a related party and we may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements.

One of our former directors, Richard L. Gabriel, is the Senior Vice President of Research & Development for Predictive Oncology, and the President of TumorGenesis, a division of Predictive Oncology. He accepted the management positions as of May 1, 2021, which coincides with the date he resigned as a Board member. While Mr. Gabriel was a Board member he served as a director of GLG Pharma (“GLG”).

GLG and we have a partnership agreement with Helomics for the purpose of bringing together their proprietary technologies to build out personalized medicine platform for the diagnosis and treatment of women’s cancer. There has been no revenue or expenses generated by this partnership to date.

Richard L. Gabriel had also contracted as the Chief Operating Officer for TumorGenesis our wholly-owned subsidiary. As of May 1, 2021, Mr. Gabriel resigned from the contracted position to become part of management for the Company. Mr. Gabriel received $13,500 in monthly cash payments, while contracting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In connection with the audit of the fiscal 2021 and 2020 financial statements, we entered into an engagement agreement with Baker Tilly US, LLP (2021, 2020), which sets forth the terms by which they will perform audit services for us.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2021 and December 31, 2020, by Baker Tilly US, LLP, respectively, our principal accountants. All fees described below were approved by the Audit Committee. None of the hours expended on the audit of the 2021 and 2020 financial statements were attributed to work performed by persons who were not employed full time on a permanent basis by Baker Tilly US, LLP.

	2021	2020
Audit Fees (1)	$396,246	$306,235
Audit-Related Fees (2)	-	27,461
Tax Fees (3)	28,265	22,250
All Other Fees (4)	99,537	37,415
	$524,048	$393,361

(1)

Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements. Also, includes fees for services rendered in connection with the filing of registration statements and other documents with the SEC, the issuance of accountant consents and comfort letters.

(2)	Audit-Related Fees were not incurred in 2021, and in 2020 consisted of fees related to providing predecessor auditor with required representations related to registration statements filed in 2020.

(3)	Tax Fees consist of fees billed in the indicated year for professional services performed by Baker Tilly US, LLP with respect to tax compliance during 2021.

(4)	Other Fees in 2021 consisted of fees for auditing zPREDICTA for 2020 and 2019, and for reviewing zPREDICTA for the three and nine months ended September 30, 2020 and September 30, 2021 related to the acquisition of zPREDICTA by the Company. In 2020, other fees related to consulting services performed by Baker Tilly US, LLP provided prior to Baker Tilly US, LLP's engagement as the Company's independent registered public accounting firm. All services were provided prior to April 1, 2020 and were related to the audit closing process for the year ended December 31, 2019 as further described in the Company's Form 8-K filing on April 30, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The following financial statements are filed with this Annual Report and can be found beginning at page F-1 of this report:

●	Report of Independent Registered Public Accounting Firm, PCOAB Firm ID #23 dated March 31, 2022;

●	Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020;

●	Consolidated Statements of Net Loss for the Years Ended December 31, 2021 and December 31, 2020;

●	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021 to December 31, 2020;

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and December 31, 2020; and

●	Notes to Consolidated Financial Statements.

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

Dated: March 31, 2022

Predictive Oncology Inc.

By	/s/ J. Melville Engle
J. Melville Engle Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ J. Melville Engle	Chief Executive Officer
J. Melville Engle	(Principal executive officer)

/s/ Bob Myers	Chief Financial Officer	March 31, 2022
Bob Myers	(Principal financial and accounting officer)

/s/ Chuck Nuzum	Director	March 31, 2022
Chuck Nuzum

/s/ Daniel E. Handley	Director	March 31, 2022
Daniel E. Handley

/s/ Gregory St. Clair Sr.	Director	March 31, 2022
Gregory St. Clair Sr.

/s/ Nancy Chung-Welch	Director	March 31, 2022
Nancy Chung-Welch

/s/ Raymond Vennare	Director	March 31, 2022
Raymond Vennare

/s/ Christina Jenkins	Director	March 31, 2022
Christina Jenkins

EXHIBIT INDEX

PREDICTIVE ONCOLOGY INC.

FORM 10-K

Exhibit Number	Description

2.1

Agreement and Plan of Merger dated November 24, 2021 by and among the Company, Golden Gate Acquisition, Inc., zPredicta, Inc. and Tom Kelly, as Representative (Filed on December 1, 2021  as an exhibit to our Current Report on Form 8-K and incorporated herein by reference). Exhibit 2.1

3.1	Certificate of Incorporation (Filed on December 19, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference). Exhibit 3.1

3.2

Certificate of Amendment to Certificate of Incorporation to effect reverse stock split and reduction in authorized share capital filed with the Delaware Secretary of State on October 20, 2014. (Filed on October 24, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 3.2

3.3

Certificate of Amendment to Certificate of Incorporation regarding increase in share capital, filed with the Delaware Secretary of State on July 24, 2015. (Filed on June 30, 2015 as an appendix to our Information Statement on Schedule 14C and incorporated herein by reference.) Exhibit 3.3

3.4

Certificate of Amendment to Certificate of Incorporation to increase authorized share capital, filed with the Delaware Secretary of State on September 16, 2016. (Filed on September 16, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 3.4

3.5

Certificate of Amendment to Certificate of Incorporation to effect reverse stock split and reduction in authorized share capital, fled with the Delaware Secretary of State on October 26, 2016. (Filed on October 27, 2016 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 3.5

3.6

Certificate of Amendment to Certificate of Incorporation regarding increase in share capital, filed with the Delaware Secretary of State on January 26, 2017. (Filed on January 27, 2017 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 3.6

3.7

Certificate of Amendment to Certificate of Incorporation to effect reverse stock split, filed with the Delaware Secretary of State on January 2, 2018. (Filed on January 2, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 3.7

3.8

Certificate of Amendment to Certificate of Incorporation to effect name change, filed with the Delaware Secretary of State on February 1, 2018. (Filed on February 6, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 3.8

3.9	[Intentionally omitted.]

3.10	Second Amended and Restated Bylaws as of June 10, 2019. (Filed on June 13, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 3.10

3.11

Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (Filed on August 20, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.)  Exhibit 3.11

3.12

Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock. (Filed on November 29, 2017 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)  Exhibit 3.12

3.13

Certificate of Amendment to Certificate of Incorporation dated March 22, 2019. Filed on March 22, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference. Exhibit 3.13

3.14

Certificate of Designation Of Preferences, Rights And Limitations of Series D Convertible Preferred Stock. (Filed on April 1, 2020 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.)  Exhibit 3.14

3.15

Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock Effective June 13, 2019. (Filed on June 19, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 3.15

3.16

Certificate of Amendment of Certificate of Incorporation, changing name from Precision Therapeutics Inc. to Predictive Oncology Inc. (Filed on June 13, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 3.16

3.17

Certificate of Amendment of Certificate of Incorporation, amending number of shares of common stock and preferred stock, effecting a reverse stock split. (Filed on October 28, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 3.17

3.18

Certificate of Amendment to the Certificate of Incorporation, doubling number of shares of common stock and preferred stock due to stock split. (Filed on August 19, 2021  as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 3.18

4.1

Form of specimen certificate evidencing shares of Series B Convertible Preferred Stock. (Filed on August 10, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962) and incorporated herein by reference.) Exhibit 4.1

4.2	Investor Warrant issued November 28, 2017. (Filed on November 29, 2017 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.2

4.3

Series E Warrant Agency Agreement by and between Skyline Medical Inc. and Corporate Stock Transfer, Inc. dated January 9, 2018. (Filed on January 10, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.3

4.4	Form of Series E Warrant Certificate. (Filed on January 10, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.4

4.5

Common Stock Purchase Warrant issued to L2 Capital, LLC dated September 28, 2018. (Filed on October 4, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.5

4.6

Common Stock Purchase Warrant issued to Peak One Opportunity Fund, LP dated September 28, 2018. (Filed on October 4, 2018 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.6

4.7	Form of Unit Purchase Option issued February 27, 2019. (Filed on March 1, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.7

4.8	Form of Common Stock Purchase Warrant issued March 29, 2019. (Filed on April 2, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.8

4.9	Form of Unit Purchase Option for the Purchase of Units issued March 29, 2019. (Filed on April 2, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.9

4.10

Common Stock Purchase Warrant Issued to Oasis Capital, LLC dated September 27, 2019. (Filed on September 30, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.10

4.11	Form of Specimen Common Stock Certificate. (Filed on October 3, 2019 as an exhibit to our Registration Statement on Form S-3 (File No. 333-234073) and incorporated herein by reference.) Exhibit 4.11

4.12	Form of Common Stock Purchase Warrant Issued on or about October 1, 2019. (Filed on October 10, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.12

4.13

Common Stock Purchase Warrant issued to Oasis Capital, LLC dated February 5, 2020. (Filed on February 7, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.13

4.14*	Description of Registrant’s Securities.

4.15

Common Stock Purchase Warrant issued to Oasis Capital, LLC dated March 6, 2020. (Filed on April 6, 2020 as an exhibit to our Registration Statement on Form S-3 (File No. 333-237581) and incorporated herein by reference.) Exhibit 4.15

4.16

Common Stock Purchase Warrant issued to Oasis Capital, LLC dated April 5, 2020. (Filed on April 6, 2020 as an exhibit to our Registration Statement on Form S-3 (File No. 333-237581) and incorporated herein by reference.)  Exhibit 4.16

4.17	Form of Common Stock Purchase Warrant issued June 29, 2020. (Filed on June 26, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.17

4.18	Form of Helomics Common Stock Purchase Warrant issued April 4, 2019. (Filed on January 24, 2019 as Annex H on Form S-4/A (File No. 333-228031) and incorporated herein by reference.) Exhibit 4.18

4.19	Form of Common Stock Purchase Warrant issued January 12, 2021. (Filed on January 12, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.19

4.20	Form of Common Stock Purchase Warrant issued January 19, 2021. (Filed on January 21, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.20

4.21	Form of Common Stock Purchase Warrant issued January 21, 2021. (Filed on January 26, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.21

4.22

Form of Placement Agent Warrant to H.C. Wainwright & Co., LLC or its designees in connection with certain financing transactions in 2020 and 2021. (Filed on January 29, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.22

4.23	Form of Common Stock Purchase Warrant dated February 10, 2021. (Filed on February 12, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.23

4.24	Form of Common Stock Purchase Warrant dated February 23, 2021. (Filed on February 22, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.24

4.25	Form of Common Stock Purchase Warrant dated June 16, 2021. (Filed on June 16, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.25

4.26	Form of Placement Agent Warrant dated June 16, 2021. (Filed on June 16, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 4.26

10.1

Office Lease Agreement between the registrant and Roseville Properties Management Company, as agent for Lexington Business Park, LLC. (Filed on November 12, 2008 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.) Exhibit 10.1

10.2	Employment Agreement with Robert Myers dated August 11, 2012. (Filed on November 5, 2012 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference.)** Exhibit 10.2

10.3

Amended Lease with Roseville Properties Management Company, Inc. dated January 29, 2013. (Filed on February 8, 2013 as an exhibit to our Registration Statement on Form S-1 (except for Exhibit 10.19, by incorporation by reference from the Schedule 13D/A filed by Dr. Herschkowitz and other parties on November 8, 2012) and incorporated herein by reference.) Exhibit 10.3

10.4	Amended and Restated 2012 Stock Incentive Plan. (Filed on March 22, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 10.4

10.5*	Form of Stock Option Agreement for Employees under Amended and Restated 2012 Stock Incentive Plan.**

10.6*	Form of Stock Option Agreement for Executive Officers under Amended and Restated 2012 Stock Incentive Plan.**

10.7*	Form of Stock Option Agreement for Directors under Amended and Restated 2012 Stock Incentive Plan.**

10.8

Amendment to Employment Agreement by and between the Issuer and Bob Myers dated August 20, 2018** (Filed on April 1, 2019 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.) Exhibit 10.8

10.9

Equity Purchase Agreement by and between the Issuer and Oasis Capital, LLC dated October 24, 2019. (Filed on October 25, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 10.9

10.10

Registration Rights Agreement by and between the Issuer and Oasis Capital, LLC dated October 24, 2019. (Filed on October 25, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)  Exhibit 10.10

10.11

Securities Purchase Agreement by and among the Company and the Investors dated March 15, 2020. (Filed on March 16, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 10.11

10.12

Registration Rights Agreement by and among the Company and the Investors dated March 15, 2020. (Filed on March 16, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 10.12

10.13

Form of Securities Purchase Agreement dated January 8, 2021, by and between Predictive Oncology Inc. and certain Purchasers. (Filed on January 12, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 10.13

10.14

Form of Securities Purchase Agreement dated January 19, 2021, by and between Predictive Oncology Inc. and certain Purchasers. (Filed on April 6, 2020 as an exhibit to our Registration Statement on Form S-3 (File No. 333-237581) and incorporated herein by reference.) Exhibit 10.14

10.15

Form of Securities Purchase Agreement dated January 21, 2021, by and between Predictive Oncology Inc. and certain Purchasers. (Filed on January 21, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)  Exhibit 10.15

10.16

Form of Securities Purchase Agreement dated February 10, 2021, by and between Predictive Oncology Inc. and certain Purchasers. (Filed on February 12, 2021  as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 10.16

10.17

Form of Securities Purchase Agreement dated February 18, 2021, by and between Predictive Oncology Inc. and certain Purchasers. (Filed on February 22, 2021  as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)  Exhibit 10.17

10.18

Form of Registration Rights  Agreement dated February 18, 2021, by and between Predictive Oncology Inc. and certain Purchasers. (Filed on February 22, 2021  as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 10.18

10.19

Transition and Separation Agreement by and between the Company and Carl Schwartz dated March 19, 2021. (Filed on March 23, 2021  as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 10.19

10.20

Agreement and Release by and between the Company and Carl Schwartz dated March 19, 2021. (Filed on March 23, 2021  as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 10.20

10.21

Offer Letter by and between the Company and J. Melville Engle dated March 19, 2021.** (Filed on March 23, 2021  as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 10.21

10.22

Employment Agreement by and between the Company and J. Melville Engle dated effective as of March 19, 2021** (Filed on April 7, 2021  as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 10.22

10.23	2021 Long Term Incentive Plan** (Filed on May 20, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 10.23

10.24

Form of Securities Purchase Agreement, dated June 14, 2021, by and between Predictive Oncology Inc. and certain Purchasers. (Filed on June 16, 2021  as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.) Exhibit 10.24

14.1	Code of Ethics. (Filed on April 16, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.) Exhibit 14.1

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm: Baker Tilly US, LLP

31.1*	Certification of principal executive officer required by Rule 13a-14(a)

31.2*	Certification of principal financial officer required by Rule 13a-14(a)

32.1*	Section 1350 Certification

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

The audited consolidated financial statements for the periods ended December 31, 2021 and December 31, 2020 are included on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Predictive Oncology Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Predictive Oncology Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of net loss, stockholders’ equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Critical Audit Matter Description

zPREDICTA, Inc. Acquisition – Fair Value of Intangible Assets

As discussed in Note 2 to the consolidated financial statements, the Company accounted for the zPREDICTA, Inc. acquisition as a business combination and allocated the purchase price amongst the tangible and intangible assets acquired and liabilities assumed. Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identifiable intangible assets, which consisted primarily of developed technology and customer relationships totaling approximately $3.7 million.

We identified the fair value of intangible assets related to developed technology and customer relationships recorded in connection with the zPREDICTA, Inc. acquisition as a critical audit matter. The fair value estimates were based on underlying assumptions about future performance of the acquired business, which involves significant estimation uncertainty. The significant assumptions used to form the basis of the fair value of the developed technology included obsolescence factors, revenue growth rates, earnings metrics, and discount rates. The significant assumptions used to form the basis of the fair value of the customer relationships included customer margins, revenue growth rates, attrition rates and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included substantively testing, with the assistance of firm personnel with expertise in the application of fair value and valuation methodologies, the appropriateness of the judgements and assumptions used in management’s process for determining the fair value of the identifiable intangibles, which included the following procedures:

●	Obtained management’s purchase price allocation detailing fair values assigned to the acquired tangible and intangible assets.

●	Obtained the valuation report prepared by a valuation specialist engaged by management to assist in the purchase price allocation, including determination of fair values assigned to acquired identifiable intangible assets, and examined valuation methods used and qualifications of specialist.

●	Evaluating the appropriateness of the valuation methodologies used, as well as assumptions regarding the customer margins, attrition rates and discount rates related to customer relationships and the obsolescence factor and discount rates for technology, among other valuation assumptions.

●	Examined the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation report, including historical and projected financial information.

●	Performing inquiries of personnel at zPREDICTA, Inc. that were highly involved in the development of the forecasts to evaluate the reasonableness of revenue and margin forecasts as well as examining a sample of customer revenue contracts to support the reasonableness of the revenue forecast.

●	Comparing the significant assumptions used by management to current industry and economic trends.

We have served as the Company's auditor since 2020.

/s/Baker Tilly US, LLP

Minneapolis, Minnesota

March 31, 2022

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PREDICTIVE ONCOLOGY INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$28,202,615	$678,332
Accounts Receivable	354,196	256,878
Inventories	387,684	289,535
Prepaid Expense and Other Assets	513,778	289,490
Total Current Assets	29,458,273	1,514,235

Fixed Assets, net	2,511,571	3,822,700
Intangibles, net	3,962,118	3,398,101
Lease Right-of-Use Assets	814,454	1,395,351
Other Long-Term Assets	167,065	116,257
Goodwill	6,857,790	2,813,792
Total Assets	$43,771,271	$13,060,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,021,774	$1,372,070
Notes Payable – Net of Discounts of $0 and $244,830	-	4,431,925
Accrued Expenses and other liabilities	1,262,641	2,588,047
Derivative Liability	129,480	294,382
Deferred Revenue	186,951	53,028
Lease Liability – Net of Long-Term Portion	639,662	597,469
Total Current Liabilities	3,240,508	9,336,921

Other Long Term Liabilities	25,415	235,705
Lease Liability, long-term portion	239,664	845,129
Total Liabilities	3,505,587	10,417,755
Stockholders’ Equity:
Preferred Stock, 20,000,000 authorized inclusive of designated below	-	-
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 authorized, 79,246 and 79,246 shares outstanding	792	792
Common Stock, $.01 par value, 200,000,000 and 100,000,000 authorized, 65,614,597 and 19,804,787 outstanding	656,146	198,048
Additional Paid-in Capital	167,649,028	110,826,949
Accumulated Deficit	(128,040,282)	(108,383,108)
Total Stockholders' Equity	40,265,684	2,642,681

Total Liabilities and Stockholders' Equity	$43,771,271	$13,060,436

See Notes to Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONSOLIDATED STATEMENTS OF NET LOSS

	Year Ended December 31,
	2021	2020
Revenue	$1,420,680	$1,252,272
Cost of goods sold	487,024	447,192
Gross profit	933,656	805,080
General and administrative expense	10,932,125	10,351,973
Operations expense	2,698,565	2,351,709
Sales and marketing expense	774,530	584,937
Loss on goodwill impairment	2,813,792	12,876,498
Loss on impairment intangibles	2,893,548	-
Loss on impairment of software acquired	1,249,727	-
Total operating loss	(20,428,631)	(25,360,037)
Other income	184,528	843,440
Other expense	(239,631)	(2,427,026)
Loss on early extinguishment of debt	-	(1,996,681)
Gain on derivative instruments	164,902	1,765,907
Gain on notes receivables associated with asset purchase	-	1,290,000
Net loss before income tax benefit	$(20,318,832)	(25,884,397)
Income tax benefit	(661,658)	-
Net loss	(19,657,174)	$(25,884,397)
Deemed dividend	-	554,287
Net loss attributable to common shareholders	$(19,657,174)	$(26,438,684)

Loss per common share - basic and diluted	$(0.36)	$(2.21)

Weighted average shares used in computation - basic and diluted	54,876,044	11,950,154

See Notes to Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series B Preferred		Series D Preferred		Series E Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at 12/31/2019	79,246	$792	3,500,000	$35,000	258	$3	4,056,652	$40,567	$93,653,667	$(82,498,711)	$11,231,318
Shares issued pursuant to CEO note conversion and accrued interest and exchange agreement							1,583,481	15,835	2,307,043		2,322,878
Inducement shares issued pursuant to promissory note extension							30,000	300	40,950		41,250
Issuance of shares and prefunded warrants pursuant to March 2020 private placement							260,000	2,600	455,223		457,823
Inducement shares issued pursuant to 2020 convertible debt and warrants							46,875	468	119,532		120,000
Warrants issued pursuant to 2020 convertible debt									116,951		116,951
Shares issued pursuant to note conversions - bridge loan							170,000	1,700	265,628		267,328
Shares issued pursuant to series E preferred stock conversions					(258)	(3)	1,398,607	13,986	(13,983)		-
Warrants issued pursuant to 2020 convertible debt									62,373		62,373
Shares issued pursuant to series D preferred stock conversions			(3,500,000)	(35,000)			350,004	3,500	31,500		-
Issuance of shares from prefunded warrant exercises							1,390,166	13,902	(13,149)		753
Issuance of shares pursuant to May 2020 offering, net							1,396,826	13,968	591,949		605,917
Shares issued in connection with asset purchase agreement							1,079,719	10,797	1,661,970		1,672,767
Exercise of warrants and issuance of new warrants June 2020, net							1,274,826	12,748	1,682,237		1,694,985
Repricing and Reclassification of warrants issued pursuant to convertible debt									1,865,953		1,865,953

PREDICTIVE ONCOLOGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Series B Preferred		Series D Preferred		Series E Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Repricing and Reclassification of June 2020 warrants									803,455		803,455
Exercise of warrants							122,000	1,220	190,930		192,150
Shares issued pursuant to Equity Line							4,231,073	42,311	4,849,037		4,891,348
Shares issued pursuant to convertible debt							2,212,359	22,124	1,006,230		1,028,354
Share issuance to consultant and other							202,199	2,022	428,184		430,206
Vesting expense and option repricing									721,269		721,269
Net loss										(25,884,397)	(25,884,397)
Balance at 12/31/20	79,246	$792	-	$-	-	$-	19,804,787	$198,048	$110,826,949	$(108,383,108)	$2,642,681

PREDICTIVE ONCOLOGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series B Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at 12/31/2020	79,246	$792	19,804,787	$198,048	$110,826,949	$(108,383,108)	$2,642,681
Shares issued pursuant to agreement with former CEO related to accrued interest			100,401	1,004	142,569		143,573
Issuance of shares and warrants pursuant to Shelf offerings, net			13,488,098	134,881	14,877,611		15,012,492
Issuance of shares and warrants pursuant to February 2021 private placement, net			9,043,766	90,438	15,974,301		16,064,739
Exercise of warrants			5,269,059	52,702	4,461,169		4,513,871
Shares issued pursuant to convertible debt			1,107,544	11,075	502,936		514,011
Issuance of shares and warrants pursuant to June 2021 direct placement, net			15,520,911	155,209	19,291,087		19,446,296
Shares issued pursuant to transition agreement with former CEO			400,000	4,000	(4,000)		-
Shares issued pursuant to Equity Line			647,504	6,475	669,115		675,590
Share issuance to consultant and other			174,954	1,750	203,443		205,193
Vesting expense and option repricing			57,573	564	703,848		704,412
Net loss			-	-	-	(19,657,174)	(19,657,174)
Balance at 12/31/2021	79,246	$792	65,614,597	$656,146	$167,649,028	$(128,040,282)	$40,265,684

See Notes to Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash flow from operating activities:
Net loss	$(19,657,174)	$(25,884,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,340,301	1,024,848
Vesting expense	715,938	721,269
Equity instruments issued for management, consulting, and other	205,193	450,901
Amortization of debt discount	244,830	1,246,541
Gain on valuation of equity-linked instruments	(164,902)	(1,765,907)
Benefit from release of valuation allowance	(661,658)	-
Gain on note receivable associated with asset purchase agreement	-	(1,290,000)
Gain on extinguishment of PPP loan	-	(541,867)
Debt extinguishment costs	-	1,996,681
Loss on goodwill impairment	2,813,792	12,876,498
Loss on intangible impairment	2,893,548	-
Loss on impairment of acquired software	1,249,727	-
Loss on fixed asset disposal	5,858	120,577
Changes in assets and liabilities:
Accounts receivable	(20,769)	69,913
Inventories	(98,149)	(94,715)
Prepaid expense and other assets	(194,363)	(245,526)
Accounts payable	(350,296)	(1,688,572)
Accrued expenses	(499,563)	700,966
Deferred revenue	54,548	12,644
Other liabilities	(85,790)	32,414
Net cash used in operating activities:	(12,208,929)	(12,257,732)
Cash flow from investing activities:
Acquisition of zPREDICTA, net of cash acquired	(9,590,214)	-
Purchase of fixed assets	(910,429)	(298,379)
Proceeds from sale of fixed assets	-	193,321
Acquisition of intangibles	(51,893)	(62,398)
Loan activities	(55,000)	-
Net cash used in investing activities	(10,607,536)	(167,456)
Cash flow from financing activities:
Proceeds from issuance of common stock, net	50,523,527	-
Proceeds from exercise of warrants into common stock	4,513,871	1,935,855
Proceeds from debt issuance	-	2,761,867
Repayment of debt	(4,162,744)	(1,472,389)
Payment penalties	(1,073,470)	(247,327)
Proceeds from issuance of stock pursuant to equity line	675,590	4,891,348
Issuance of common stock, prefunded warrants, warrants and exchange of warrants, net	-	5,057,919
Repurchase of common stock upon vesting of restricted stock units	(11,526)	-
Other liabilities	(124,500)	25,416
Net cash provided by financing activities	50,340,748	12,952,689
Net increase in cash and cash equivalents	27,524,283	527,501
Cash and cash equivalents at beginning of year	678,332	150,831
Cash and cash equivalents end of year	$28,202,615	$678,332

See Notes to Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS continued

	Year Ended December 31,
	2021	2020
Non-cash transactions
Bridge loan conversion into common stock	-	267,328
Warrants issued pursuant to debt issuance	-	179,324
Shares issued pursuant to CEO note conversion and accrued interest and exchange agreement	-	2,322,878
Shares issued pursuant to former CEO per agreement related to accrued interest	143,573	-
Shares issued pursuant to convertible debt	-	1,028,354
Fixed assets acquired for notes receivable and common stock	-	2,962,767
Increase to operating lease right of use asset and lease liability due to new and modified leases	77,128	1,417,077
Put and conversion derivative from debt issuance and modification	-	636,563
Shares issued pursuant to debt	-	140,555
Series D preferred stock conversions	-	35,000
Inducement shares issued pursuant to convertible debt	514,011	-
Fixed assets acquired for financing arrangements	-	113,192
Series E preferred stock conversion	-	13,983
Cash paid during the period for:
Interest paid on debt	$690,508	$145,831

See Notes to Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Predictive Oncology Inc., (the “Company” or “Predictive” or “we”) filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the corporate name to Predictive Oncology Inc. on June 10, 2019, trading under the new ticker symbol “POAI,” effective June 13, 2019.

The Company operates in four primary business areas: first, application of artificial intelligence (“AI”) in our precision medicine business, to provide AI-driven predictive models of tumor drug response to improve clinical outcomes for patients and to assist pharmaceutical, diagnostic, and biotech industries in the development of new personalized drugs and diagnostics primarily through its wholly owned subsidiary Helomics Holding Corporation (“Helomics”); second, tumor-specific in vitro models for oncology drug discovery and research through its newly acquired wholly-owned subsidiary, zPREDICTA; third, contract services and research focused on solubility improvements, stability studies, and protein production, primarily with our Soluble Biotech subsidiary, and; fourth, production of the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY System for automated, direct-to-drain medical fluid waste disposal and associated products through its incorporated division Skyline.

The Company had cash and cash equivalents of $28,202,615 as of December 31, 2021. As of December 31, 2021, there was no outstanding debt. The Company believes that its existing capital resources will be sufficient to support its operating plan for the next twelve months and beyond. However, the Company may also seek to raise additional capital to support its growth through additional debt, equity or other alternatives or a combination thereof. The Company currently expects to use cash on hand to fund capital and equipment investments, research and development, potential acquisitions and its operations, and expects such sources to be sufficient to fund its requirements over that time.

Coronavirus Outbreak

The current COVID-19 worldwide pandemic has presented substantial public health challenges. In response to the crisis, emergency measures have been imposed by governments worldwide, including mandatory social distancing and the shutdown of non-essential businesses. These measures have adversely impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets, and our business and operations have been and will likely continue to be materially and adversely affected. For example, our contract manufacturer for the STREAMWAY® System has been forced to change locations, thereby delaying our order fulfillment for parts. We have also reduced on-site staff at several of our facilities, resulting in delayed production, less efficiency, and our sales staff is unable to visit with hospital administrators who are our customers and potential customers. In addition, COVID-19 has impacted the Company’s capital and financial resources, including our overall liquidity position and outlook. For instance, our accounts receivable has slowed while our suppliers continue to ask for pre-delivery deposits. Ultimately, the extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on, among other matters, the duration and intensity of the pandemic; the level of success of global vaccination efforts; governmental and private sector responses to the pandemic and the impact of such responses on us; and the impact of the pandemic on our employees, customers, suppliers, operations and sales, all of which are uncertain and cannot be predicted. These factors may remain prevalent for a significant period of time even after the pandemic subsides, including due to a continued or prolonged recession in the U.S. or other major economies. Even in areas where "stay-at-home" restrictions, masking and social distancing measures have been lifted and the number of COVID-19 cases have declined, some jurisdictions may re-impose these measures as and if variant strains emerge or cases rise. The impacts of the COVID-19 pandemic, as with any adverse public health developments, could have a material adverse effect on our business, results of operations, liquidity or financial condition and heighten or exacerbate risks described in this Annual Report on Form 10-K.

Recently Adopted Accounting Standards

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

Amounts recorded in accounts receivable on the consolidated balance sheet include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. An allowance for doubtful accounts is maintained to provide for the estimated amount of receivables that will not be collected. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days is generally considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts balance was $0 as of both December 31, 2021 and 2020.

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

The fair value of the Company’s investment securities, which consist of cash and cash equivalents, was determined based on Level 1 inputs. The fair value of the Company’s derivative liabilities and debt were determined based on Level 3 inputs. The Company generally uses Black Scholes method for determining the fair value of warrants classified as liabilities on a recurring basis. In addition, the Company uses the Monte Carlo method and other acceptable valuation methodologies when valuing the conversion feature and other embedded features classified as derivatives on a recurring basis. See Note 7 – Derivatives. When performing quantitative testing related to goodwill impairment analysis, the Company estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value and discount rates. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. See Note 10 – Goodwill and Intangibles.

The acquisition of zPREDICTA was accounted for as a business combination using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The fair value for the assets acquired and the liabilities assumed are based on information knowable and determined by management as of the acquisition date. The majority of the inputs used in the discounted cash flow model, the relief-from-royalty method under the income approach, the distributor method under the income approach and the multi-period excess earnings method under the income approach, each are unobservable and thus are considered to be Level 3 inputs. See Note 2 – zPREDICTA Acquisition.

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

Long-lived Assets

Finite-lived intangible assets consist of patents and trademarks, licensing fees, developed technology, acquired software and customer relationships, and are amortized over their estimated useful life. Accumulated amortization is included in intangibles, net in the accompanying consolidated balance sheets.

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

The Company prepared an undiscounted cash flow as of December 31, 2021 to evaluate long-lived assets based on a triggering event per ASC 360. The Company concluded that the undiscounted cash flows did not support the carrying values of its Helomics asset group at December 31, 2021. The Company determined the value of the intangibles and the software license acquired were fully impaired as of December 31, 2021 and recognized and impairment loss of $2,893,548 for its long-lived intangible assets and $1,249,727 for the acquired software. The Company concluded there was no impairment of its other finite lived tangible assets as of December 31, 2021. See Note 10 – Intangible Assets and Goodwill.

The Company also prepared an undiscounted cash flow as of December 31, 2020 to evaluate long-lived assets based on a triggering event at that time. The Company concluded that the undiscounted cash flows of the long-lived assets exceeded the carrying values. The Company concluded there was no impairment of its finite lived assets as of December 31, 2020.

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

To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company first has the option to assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgement. Pursuant to ASU 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The Company also completes a reconciliation between the implied equity valuation prepared and the Company’s market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs. See Note 3 – Intangible Assets and Goodwill.

Leases – At inception of a contract a determination is made whether an arrangement meets the definition of a lease. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating leases are recorded as right-of-use (“ROU”) assets with corresponding current and noncurrent operating lease liabilities on our consolidated balance sheets. Financing leases are included within fixed assets with corresponding current liability within other current liabilities and noncurrent liability within other long-term liabilities on our consolidated balance sheets.

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

Revenue from Clinical Testing

Clinic diagnostic testing is comprised of our Tumor Drug Response Testing (ChemoFx) and Genomic Profiling (BioSpeciFx) tests. The Tumor Drug Response Testing test determines how a patient’s tumor specimen reacts to a panel of various chemotherapy drugs, while the Genomic Profiling test evaluates the expression and/or status of a particular gene related to a patient’s tumor specimen. Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The estimated uncollectible amounts are generally considered implicit price concessions that are a reduction in revenue. Helomics’ payments terms vary by the agreements reached with insurance carriers and Medicare. The Company’s performance obligations are satisfied at one point in time when test reports are delivered.

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

The Company recognizes revenue from these patients when contracts as defined in ASC 606, Revenue from Contracts with Customers are established at the amount of consideration to which it expects to be entitled or when the Company receives substantially all of the consideration subsequent to the performance obligations being satisfied. The Company’s standard payment term for hospital and patient direct bill is 30 days after invoice date. This revenue stream is reported under the Helomics segment.

CRO Revenue

Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. The Company typically uses an input method that recognizes revenue based on the Company’s efforts to satisfy the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on the basis of the standalone-selling price of each distinct good or service in the contract. Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met. Payment terms are net 30 from the invoice date, which is sent to the customer as the Company satisfies the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. This revenue stream is reported under the Helomics and zPREDICTA segments.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of December 31, 2021 and 2020, accounts receivable totaled $354,196 and $256,878, respectively.

The Company’s deferred revenues related primarily to our zPREDICTA contract research revenue and maintenance plans of our Skyline Medical operating segment. As of December 31, 2021 and 2020, deferred revenue was $186,951 and $53,028, respectively.

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

The fair value of each option and warrant grant is estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	For the Year Ended December 31,
	2021			2020
	Stock Options
Expected dividend yield		0.0%			0.0%
Expected stock price volatility	84.8%	-	89.6%	82.6%	-	87%
Risk-free interest rate	0.93%	-	1.66%	0.13%	-	1.78%
Expected life (years)		10			10
	Warrants
Expected dividend yield		0.0%			0.0%
Expected stock price volatility		84.8%		82.6%	-	87%
Risk-free interest rate	0.42%	-	0.69%	0.135%	-	0.79%
Expected life (years)	5/		5.5	5/		5.5

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs were $315,850 and $372,710 for the years ended 2021 and 2020, respectively.

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

Tax years subsequent to 2001 remain open to examination by federal and state tax authorities due to unexpired net operating loss carryforwards.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. As of December 31, 2021. the Company did not have credit risk for cash amounts held in a single institution that are in excess of amounts issued by the Federal Deposit Insurance Corporation.

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

The Company has evaluated all of its activities and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as described above and in Note 16 – Subsequent Events.

NOTE 2 – zPREDICTA ACQUISITION

On November 24, 2021, the Company entered into an Agreement and Plan of Merger (the “Agreement”) among the Company, a wholly-owned subsidiary of the Company (the “Merger Sub”), zPREDICTA, and a representative for certain parties who held interests in zPREDICTA. Also on November 24, 2021, the Company acquired zPREDICTA through the merger of Merger Sub with and into zPREDICTA, with zPREDICTA surviving as a wholly-owned subsidiary of the Company.

As consideration for the acquisition, the stockholders and certain holders of interests in zPREDICTA as of immediately prior to the transaction collectively received consideration of approximately $10.0 million in cash. The Agreement contains customary and negotiated representations, warranties, and indemnity provisions.

The acquisition costs of $895,297 related to the acquisition are presented in legal, accounting and consulting expenses within general and administrative expenses in the accompanying consolidated statements of net loss.

The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed, and the consideration transferred:

Cash consideration	$10,015,941

Assets acquired:
Cash	425,727
Accounts receivable	76,549
Prepaid expenses	25,733
Intangible assets	3,780,000

Liabilities assumed:
Accrued expenses	(408,825)
Deferred tax liability	(661,658)
Deferred revenue	(79,375)

Goodwill	$6,857,790

The purchase price allocation has been derived from estimates. The Company’s judgements used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed can materially affect the consolidated operations of the consolidated Company. The total purchase price has been allocation to identifiable assets acquired and liabilities assumed based upon valuation studies and procedures performed to date. The fair value and useful life for the intangible assets are (a) tradename $80,000 b) developed technology $3,500,000 and c) customer relationships $200,000 with useful lives of 4 years, 10 years and 10 years, respectively all using a straight-line method.

The Company acquired zPREDICTA through a non-taxable reverse triangular merger combination. As part of purchase accounting there was $3,780,000 in fair value assigned to purchased intangibles which the Company established a related deferred tax liability as a result of the stock merger combination that offset the acquired deferred assets including NOL’s and other temporary timing differences.

Identifiable Intangible Assets

The Company acquired intangible assets related to trademarks for the acquired zPREDICTA trade name with an estimated fair market value of $80,000. The fair values of the asset were determined by the relief-from-royalty method under the income approach. The Company determined the asset is a finite lived asset. The useful life of the tradename has a remaining useful life of 4 years as of December 31, 2021.

The Company acquired intangible assets with a useful life of 10 years and an estimated value of $200,000 related to customer relationships stemming from stable and predictable cash flow streams associated with customers. zPREDICTA’s customer base includes contract research partnerships with pharmaceutical, diagnostic, biotechnology, and research companies. The customer relationships were valued using the distributor method under the income approach.

The Company acquired intangible assets with a useful life of 10 years and an estimated value of $3,500,000 related to developed technology stemming from the 3D tumor model technology. Since the model technology was identified as the primary asset, this technology was valued using the multi-period excess earnings method under the income approach.

Goodwill

Goodwill of $6,857,790 was recognized in the zPREDICTA acquisition and represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed and represents the future economic benefits and synergies arising from the transaction. None of the goodwill will be deductible for income tax purposes. See Note 10 – Goodwill and Intangibles.

Financial Results

The financial results of zPREDICTA since the acquisition date have been included in the Company’s accompanying consolidated statements of net loss.

Pro Forma

The following pro forma information presents the combined results of operations of the Company and zPREDICTA as if the acquisition of zPREDICTA had been completed on January 1, 2020, with adjustments to give effect to pro forma events that are directly attributable to the acquisition.

	2021	2020
	Unaudited	Unaudited
Revenue	$2,429,786	$1,815,560
Net loss attributable to common shareholders	$(18,878,432)	$(26,946,564)

The primary adjustments include the inclusion of the revalued amortization for zPREDICTA intangible assets. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of operations. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of those respective time periods, nor are they indicative of future results of operations.

There are certain portions of purchase accounting, specifically Section 382 for Tax Loss Carryforwards, which take place after a company has undergone a shift in ownership, that the Company has not completed yet and may have a significant impact on the financial statements.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory balances consist of the following:

	December 31, 2021	December 31, 2020

Finished goods	$193,287	$95,898
Raw materials	183,410	151,366
Work-In-Process	10,987	42,271
Total	$387,684	$289,535

NOTE 4 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

Authorized Shares

At the special meeting on August 17, 2021, the stockholders approved a proposal to increase the number of authorized shares of common stock to 200,000,000 shares of common stock, $0.01 par value. The amendment to the certificate of incorporation to affect this increase was filed on August 17, 2021.

2021 Offerings

In January and February 2021, the Company completed a series of five offerings, all of which were priced at-the-market under applicable NASDAQ rules. The first four offerings were registered direct offerings of common stock under its shelf registration statement, and in each such case, in a concurrent private placement, the Company also issued such investors one warrant to purchase common stock for each two shares purchased in the transaction. Following those four offerings, the Company completed a private placement of common stock, with each investor receiving one warrant to purchase common stock for each two shares purchased in the transaction. In June 2021, the Company completed a registered direct offering of common stock and warrants. The warrants became exercisable on the effective date of an increase in the number of shares of the Company’s authorized common stock, which occurred on August 17, 2021, and expire three years after the initial exercise date. In each case, each such investor warrant is exercisable immediately upon issuance and will expire five and one-half years from the issue date. In each case, the Company paid to the placement agent an aggregate fee equal to 7.5% of the aggregate gross proceeds received by the Company in the offering and a management fee equal to 1% of the aggregate gross proceeds received by the Company in the offering and reimbursed the placement agent for certain non-accountable and out-of-pocket expenses. In addition, the Company granted to the placement agent, or its assigns warrants to purchase 7.5% of the shares sold to investors in the offering at an exercise price equal to 125% of the price of the shares in the transaction, with a term of five years for the registered direct offerings (three years for the June 2021 offering) or five and one-half years for the private placement.

These 2021 offerings were as follows:

Offering Closing Date	Shares	Sale Price per Share*	Investor Warrants	Exercise Price per Share – investor Warrants	Placement Agent Warrants	Exercise Price per Share – Placement Agent Warrants	Gross Proceeds of Offering	Net Proceeds of Offering
January 12, 2021 (registered direct)	3,650,840	$0.842	1,825,420	$0.80	273,813	$1.0525	$3,074,007	$2,731,767
January 21, 2021 (registered direct)	2,200,000	$1.00	1,100,000	$1.00	165,000	$1.25	$2,200,000	$1,932,050
January 26, 2021 (registered direct)	3,414,970	$1.20	1,707,485	$1.20	256,123	$1.50	$4,097,964	$3,668,687
February 16, 2021 (registered direct)	4,222,288	$1.75	2,111,144	$2.00	316,672	$2.1875	$7,389,004	$6,679,989
February 23, 2021 (private placement)	9,043,766	$1.95	4,521,883	$2.00	678,282	$2.4375	$17,635,344	$16,064,739
June 16, 2021 (registered direct)	15,520,911	$1.375	15,520,911	$1.25	1,164,068	$1.71875	$21,341,252	$19,446,296
Total	38,057,775		26,786,843		2,853,958		$55,737,571	$50,523,528

* Sale price includes one share and a warrant to purchase one-half share (or one whole share in the case of the June 16, 2021 offering).

2021 Warrant Exercises

During the year ended December 31, 2021, the holders of outstanding investor warrants have exercised such warrants for the total purchase of 5,269,059 shares at a weighted average exercise price of $0.86 per share, for total proceeds of $4,513,871.

Equity Line

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares at a fair market value of $450,000 for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock. During the year ended December 31, 2020, the Company issued 4,231,073 shares of common stock valued at $4,891,348 pursuant to the equity line. As of December 31, 2021, there was $9,113,829 of remaining available balance under the equity line, subject to shareholder approval required for additional purchases, as well as requirements for market conditions including trading volume and stock price, and subject to other limitations. During the year ended December 31, 2021, the Company issued 647,504, shares of its common stock valued at $675,590 pursuant to the equity line.

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

Effective September 23, 2020, the Company amended the terms of A and B warrants. Earlier in September, the Company notified the holders of the warrants that the Company would accept an exercise price therefor of $0.8457, amended from the original exercise price of $1.88 per share. The amendment also modified the settlement provisions of the warrants under certain circumstances; this change resulted in a classification change from derivative liability to equity classification. See Note 7 –– Derivatives for discussion of A, B and agent warrants accounted for as derivative liabilities prior to September 23, 2020.

Dr. Schwartz Note Exchange

Effective as of April 21, 2020, the Company and Carl Schwartz, entered into an exchange agreement relating to a promissory note of the Company dated January 31, 2020 issued by the Company in the principal amount of $2,115,000. Pursuant to the exchange agreement, Dr. Schwartz was issued 1,583,481 shares of newly issued common stock at an exchange rate of $1.43 per share. See Note 5 – Notes Payable.

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

Acquisition from Soluble Therapeutics and BioDtech

On May 27, 2020, the Company entered into an Asset Purchase Agreement with InventaBioTech, Inc. (“InventaBioTech”) and two of its subsidiaries, Soluble Therapeutics, Inc. (“Soluble”), and BioDtech, Inc. (“BioDtech”), and simultaneously completed the acquisition of substantially all of Soluble’s and BioDtech’s assets. In exchange, the Company issued 125,000 shares of common stock and waived all existing claims that the Company has or may have against InventaBioTech (f/k/a CytoBioscience, Inc.), including the nonpayment of $1,290,000 owing by InventaBioTech to the Company. All of the shares issued in the acquisition were deposited into escrow, with 25,000 released upon the six-month anniversary of the closing, 25,000 released upon the nine-month anniversary of the closing, and the remaining shares released on May 26, 2021. Notwithstanding the foregoing, all or some of the escrow shares may be released and returned to the Company for reimbursement in the event that the Company suffers a loss against which InventaBioTech, Soluble, and BioDtech have indemnified the Company pursuant to the Agreement. The Company is also entitled to reclaim 10,000 of the shares if, within six months of the closing, the Company is unable to successfully obtain ownership of all of Soluble’s interest under its license agreement with the UAB Research Foundation. As a result of the acquisition, which was treated as an asset acquisition, the Company recognized fixed assets of $1,492,500.

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

Acquisition of Quantitative Medicine

On July 1, 2020, the Company entered into an Asset Purchase Agreement with Quantitative Medicine LLC (“QM”), a Delaware limited liability company and its owners and simultaneously completed the acquisition of substantially all of QM’s assets owned by Seller. QM is a biomedical analytics and computational biology company that developed a novel, computational drug discovery platform called CoRE. CoRE is designed to dramatically reduce the time, cost, and financial risk of discovering new therapeutic drugs by predicting the main effects of drugs on target molecules that mediate disease. In exchange for QM’s assets, including CoRE, the Company provided consideration in the form of 954,719 shares of common stock, which, when issued, had a fair value of $1,470,267. One half of the shares issued, or 477,359 shares were deposited and held in escrow upon issuance, while 207,144 of the remaining shares were issued to Carnegie Mellon University (“CMU”) in satisfaction of all pre-closing amounts owed to CMU under a technology licensing agreement that was assumed by the Company on the closing date. Half of the shares held in escrow were released on the six-month anniversary of the closing date, and the other half was released on the one-year anniversary of the closing date.

Warrants Issued in Connection with Helomics Acquisition

Effective on September 14, 2020, the Company amended the terms of warrants to purchase up to 1,424,506 shares of the Company’s common stock, par value $0.01 per share, which were issued to certain holders in connection with the Company’s merger transaction with Helomics on April 4, 2019. In September 2020, the Company notified the holders of the warrants that the Company will accept an exercise price of $0.845, equal to the last reported per share price of Common Stock on the NASDAQ Capital Market on September 11, 2020, amended from the original exercise price of $10.00 per share (as adjusted for a one-for-ten (1:10) reverse stock split that was effective on October 29, 2019). The value of the amendment was determined based on the increase in the fair value on the date of modification using the Black Scholes method and equaled $554,287. The amendment was accounted for as a deemed dividend and increased the loss attributable to the common shareholders when calculating earnings per share. The Warrants were issued on April 4, 2019 to holders of warrants in Helomics; the Warrants expire on April 4, 2024. See Note 8 – Loss per Share.

Equity Incentive Plan

The Company has an equity incentive plan, which allows issuance of incentive and non-qualified stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and performance awards to employees, directors and consultants of the Company, where permitted under the plan. The exercise price for each stock option is determined by the market price on the date of issuance. Vesting requirements are determined by the Board of Directors when granted and currently range from immediate to three years. Options outstanding under this plan have a contractual life of ten years.

At the special meeting on August 17, 2021, the stockholders approved a proposal to increase the reserve shares of common stock authorized for issuance under the Amended and Restated 2012 Stock Incentive Plan by 1,500,000 to 3,250,000 reserve shares.

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

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price

Outstanding at December 31, 2019	766,424	$11.34	2,171,610	$15.26

Issued	319,851	1.03	8,097,468	1.55
Forfeited	(72,728)	10.58	(128,710)	95.11
Exercised	-	-	(2,786,992)	0.79

Outstanding at December 31, 2020	1,013,547	$5.41	7,353,376	$1.99

Issued	147,230	1.06	29,640,801	1.44
Forfeited	(92,593)	8.64	-	-
Expired	-	-	(25,233)	10.00
Exercised	(5,313)	0.74	(5,269,059)	0.86

Outstanding at December 31, 2021	1,062,871	$4.83	31,699,885	$1.66

At December 31, 2021, 949,615 stock options are fully vested and currently exercisable with a weighted average exercise price of $5.27 and a weighted average remaining term of 8.14 years. There are 31,725,118 warrants that are fully vested and exercisable. At December 31, 2020, 977,420 stock options are fully vested and currently exercisable with a weighted average exercise price of $5.29 and a weighted average remaining term of 8.76 years. There were 7,353,376 warrants that are fully vested and exercisable as of December 31, 2020. Stock-based compensation recognized in 2021 and 2020 was $146,714 and $780,269, respectively. The Company has $70,324 of unrecognized compensation expense related to non-vested stock options that are expected to be recognized over the next 19 months.

The following summarizes the status of options and warrants outstanding at December 31, 2021:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options:
0.72 – 1.10	335,876	9.31
$1.15 – 1.64	356,673	8.36
$2.610 – 8.41	214,937	8.15
$10.10 – 5,962.50	155,385	5.99
Total	1,062,871

Warrants:
$0.80-1.72	21,468,599	3.31
$1.80 – 2.18	8,451,287	4.50
$2.25 – 10.00	1,555,778	3.37
$10.71 – 22.50	224,221	2.94
Total	31,699,885

Stock options and warrants expire on various dates from August 2022 to November 2031.

Stock Options and Warrants Granted by the Company

The following table is the listing of outstanding stock options and warrants as of December 31, 2021 by year of grant:

Stock Options:

Year	Shares	Price
2012	114	$1.54	–	$1,500.00
2013	146	1.54	–	5,962.50
2014	84	1.54	–	3,468.75
2015	394	1.54	–	862.50
2016	9,174	1.54	–	42.50
2017	214,555	1.54	–	21.00
2018	78,325	1.54	–	13.50
2019	314,963	1.54	–	7.50
2020	303,199	0.73	–	3.48
2021	141,917	0.72	–	1.47
Total	1,062,871	$0.72	–	$5,962.50

Warrants:

Year	Shares	Price
2017	108,435	$10.71	–	$22.50
2018	196,946	8.36	–	13.125
2019	1,690,286	0.845	–	11.80
2020	2,010,144	0.845	–	2.992
2021	27,694,074	0.80	–	2.992
Total	31,699,885	$0.80	–	$22.50

NOTE 5– NOTES RECEIVABLE

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

NOTE 6 – NOTES PAYABLE

The balances of notes payable were as follows:

	Due Date	December 31, 2021	December 31, 2020
2018 Investor loan	March 31, 2021	$-	$1,721,776
Promissory note 2019	March 27, 2021	-	1,490,833
Promissory note 2020	March 31, 2021	-	1,464,146
Total Notes Payable, gross		-	4,676,755
Less: Unamortized discount		-	244,830
Total Notes Payable, net		$-	$4,431,925

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

Each investor received the right to convert all or any part of its portion of the 2018 Investor Note into shares of the Company’s common stock at a discounted price, subject to certain limitations. During the year ended December 31, 2020, L2 converted $267,328 of the principal balance, and received 170,000 shares of the Company’s common stock.

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

Effective as of April 21, 2020, the Company and Carl Schwartz, entered into an exchange agreement relating to a promissory note of the Company dated January 31, 2020 issued by the Company in the principal amount of $2,115,000. The note bore twelve percent (12%) interest per annum and had a maturity date of September 30, 2020. The accrued interest on the note through April 21, 2020 was $77,878, resulting in a total balance of $2,192,878 in principal and accrued interest on the Note as of such date. Dr. Schwartz and the Company agreed to exchange the note for newly issued shares of common stock of the Company at market value. Pursuant to the exchange agreement, Dr. Schwartz was issued 1,583,481 shares of newly issued common stock at an exchange rate of $1.43 per share, equal to the closing price of the common stock on April 21, 2020. Dr. Schwartz agreed (1) not to sell or otherwise transfer 766,740 shares for three months after the date of the exchange agreement, and (2) not to sell or otherwise transfer the remaining 766,741 shares for six months after the date of the exchange agreement. In 2021, the Company determined that due to a calculation error, the balance of the 2020 Schwartz Note should have been higher by $143,573 at the time of the exchange agreement, and on February 24, 2021, the Company issued an additional 100,401 shares to Dr. Schwartz.

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

NOTE 7 - DERIVATIVES

The Company concluded the September 2018 Investor Note contained a conversion feature which is an embedded derivative and required bifurcation. The embedded derivative’s value was determined using the discounted stock price for the 20-trading days preceding the balance sheet date and the assumption of conversion on that date, as management believed it was probable that the notes would be convertible based on management’s expectation that additional financing would be required. During the year ended December 31, 2020, the maximum number of conversions was reached. The Company recognized an unrealized gain for the corresponding change in fair value of $50,989 for the year ended December 31, 2020. The fair value of the derivative liability related to the bridge loan was zero as of December 31, 2020.

The Company concluded the Promissory Note 2020 contained a conversion feature and a put each of which was an embedded derivative and are required to be bifurcated. In accordance with ASC 815, Derivatives and Hedging, the Company combined these two embedded derivatives into a single derivative and determined the fair value to record within the derivative liability on the consolidated balance sheet. At inception, the fair value of the derivative liability was $68,796, $52,125 and $20,542 for the first, second and third tranches, respectively. During the year ended December 31, 2020, the Company recognized a gain of $87,923 on the change in the fair value of the derivative liability. As a result of the repayment of the note as of March 1, 2021, the embedded derivative had a fair value of zero prior to the repayment. The Company recorded a gain on the fair value of the derivative of $104,529 during the year ended December 31, 2021. As of December 31, 2020, the fair value of the derivative liability was $104,529.

The Company concluded the A, B and agent warrants issued in connection with the March 2020 Private Placement discussed above are a derivative liability due to certain features of the warrants which could, in certain circumstances, result in the holder receiving the Black Scholes value of the outstanding warrants in the same type of consideration as the common stockholders. As a result, in those circumstances, the amount of consideration would differ from that provided to holders of common stock, therefore, the warrants were classified as a liability. At inception, the A, B and agent warrants had a fair value of $2,669,995. During the third quarter of 2020, the A and B warrants were amended as discussed in Note 6 - Notes Payable above. As a result of this amendment, the warrants no longer represented a liability to the Company and were reclassified to equity. Prior to reclassification, a gain on the change in fair value of $700,910 was recorded during the year ended December 31, 2020. As of December 31, 2021, the fair value of the agent warrants was determined to be $41,336 and the Company recorded a loss on the change in fair value of $7,683 during the year ended December 31, 2021. As of December 31, 2020, the fair value of the agent warrants was determined to be $33,654 and the Company recorded a gain on the change in fair value of $69,479 during the year ended December 31, 2020.

The Company concluded the warrants and agent warrants issued in connection with the May 2020 Offering discussed above are a derivative liability due to certain features of the warrants which could, in certain circumstances, result in the holder receiving the Black Scholes value of the outstanding warrants in the same type of consideration as the common stockholders. As a result, in those circumstances, the amount of consideration would differ from that provided to holders of common stock, therefore, the warrants were classified as a liability. At inception, the warrants and agent warrants had a fair value of $1,324,184. The Company recorded a loss on the change in fair value of the warrants of $460,065 during the year ended December 31, 2020. During June 2020, the investors exercised the warrants and exchanged the warrants for shares of common stock as discussed above. The fair value of the agent warrants was determined to be $33,819 and $42,646 as of December 31, 2021 and as of December 31, 2020, respectively. The Company recorded a loss on the change in fair value of the agent warrants of $8,827 during the year ended December 31, 2021 and a gain on the change in fair value of the agent warrants of $48,675 during the year ended December 31, 2020.

In connection with the June 2020 Warrant exercise and issuance, the Company concluded the warrants and agent warrants issued in connection with the June 2020 Warrant exercise and issuance, discussed above, are a derivative liability due to certain features of the warrants which could, in certain circumstances, result in the holder receiving the Black Scholes value of the outstanding warrants in the same type of consideration as the common stockholders. As a result, in those circumstances, the amount of consideration would differ from that provided to holders of common stock, therefore, the warrants were classified as a liability. At inception, the warrants and agent warrants had a fair value of $1,749,721. During the year ended December 31, 2020, the June warrants were amended. As a result of this amendment, the warrants no longer represented a liability to the Company and were reclassified to equity. Prior to reclassification, the Company recorded a gain on the change in fair value of the warrants of $834,520 during the year ended December 31, 2020. The Company recorded a loss on the change in fair value of the agent warrants of $12,797 during the year ended December 31, 2021 and a gain on the change in fair value of the agent warrants of $79,045 during the year ended December 31, 2020. The fair value of the agent warrants was $45,498 and $32,701 as of December 31, 2021 and as of December 31, 2020, respectively.

On September 30, 2020, the Promissory Note 2019 was amended. The Company concluded the Promissory Note 2019 contained a conversion feature which is an embedded derivative and is required to be bifurcated. In accordance with ASC 815, Derivatives and Hedging, the Company determined the fair value to record within the derivative liability on the consolidated balance sheet. At inception, the fair value of the derivative liability was $495,100. As a result of the repayment of the note as of March 1, 2021, the embedded derivative had a fair value of zero prior to the repayment. The Company recorded a gain on the fair value of the derivative of $89,680 during the year ended December 31, 2021. The Company recorded a gain on the change in fair value of the derivative liability of $405,420 during the year ended December 31, 2020. As of December 31, 2020, the fair value of the derivative liability was $89,680.

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance at December 31, 2019	$50,989
Derivative instrument recognized for A, B and Agent Warrants	2,669,995
Derivative instrument related to Promissory Note 2020	120,921
Derivative instrument recognized for May 2020 Warrants	1,324,184
Derivative instrument recognized for June 2020 Warrants	1,749,721
Derivative instrument related to Promissory Note 2020	20,542
Reclassification of Warrant liabilities to Equity on exercise	(1,701,756)
Reclassification of Warrant liabilities to Equity	(2,669,408)
Derivative instrument related to September 30 debt amendments	495,100
Gain recognized to revalue derivative instrument at fair value	(1,765,906)
Derivative liability balance at December 31, 2020	$294,382
Gain recognized to revalue derivative instrument at fair value	(164,902)
Derivative liability balance at December 31, 2021	$129,480

NOTE 8 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Year Ended December 31,
	2021	2020
Numerator:
Net loss attributable to common shareholders per common share: basic and diluted calculation	$(19,657,174)	$(26,438,684)

Denominator:
Weighted average common shares outstanding-basic	54,876,044	11,950,154
Effect of diluted stock options, warrants and preferred stock (1)	-	-
Weighted average common shares outstanding-diluted	54,876,044	11,950,154
Loss per common share-basic and diluted	$(0.36)	$(2.21)

(1) The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Options	1,062,871	1,013,547
Warrants	31,699,885	7,353,376
Convertible debt	-	1,107,544
Preferred stock: Series B	79,246	79,246

NOTE 9 – INCOME TAXES

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

The Company recognized an income tax benefit of $661,658 in our consolidated statement of net loss related to the release of valuation allowance as a result of the zPREDICTA business combination. However, due to the cumulative operating losses, the Company determined that a 100% valuation allowance for the net deferred tax assets at December 31st is appropriate.

Actual income tax benefit differs from statutory federal income tax benefit as follows:

	Year Ended December 31,
	2021	2020
Statutory federal income tax benefit	$4,266,955	$5,434,463
State tax benefit, net of federal taxes	793,282	578,746
Foreign tax benefit	-	62,146
Foreign operations tax rate differential	-	(44,120)
State rate adjustment	5,153	65,112
Nondeductible/nontaxable items	(260,768)	(268,968)
Goodwill impairment	(605,420)	(2,762,014)
NOL adjustments	(612,588)	(1,141,662)
Other	150,083	(461,020)
Valuation allowance increase	(3,075,039)	(1,462,683)
Total income tax benefit	$661,658	$-

Deferred taxes consist of the following:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Noncurrent:
Inventory	$-	$7,196
Compensation accruals	58,829	63,846
Accruals and reserves	50,537	162,628
Deferred revenue	26,198	11,641
Charitable contribution carryover	1,095	4,331
Derivatives	27,859	63,145
Intangibles	700,876	295,941
Right of use asset	18,543	13,861
NSQO compensation	1,602,429	1,738,217
NOL and credits	82,814,111	80,038,356
Total deferred tax assets	85,300,477	82,400,860

Deferred tax liabilities:
Noncurrent:
Depreciation	(120,353)	(295,775)
Total deferred tax liabilities	(120,353)	(295,775)

Net deferred tax assets	85,180,124	82,105,085
Less: valuation allowance	(85,180,124)	(82,105,085)
Total	$-	$-

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

The acquired NOL carryforwards from zPREDICTA experienced an ownership change as defined in Section 382 of the Internal Revenue Code as a result of the merger. In addition, the Company experienced an ownership change in 2019 with the Helomics acquisition as well as December 2013. As a result, the ability to utilize the Company’s NOLs is limited. The Company may have experienced additional ownership changes since December 2013, but a formal study has not yet been performed. The general limitation rules allow the Company to utilize its NOLs subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change.

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

At December 31, 2021, the Company had $308,990,822 of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2022, subject to the Section 382 limitation described above. The federal NOL’s of $259,490,005 expire beginning in 2023 if unused and $49,500,817 will carryforward indefinitely. The Company also had $227,277,399 of gross NOLs to reduce future state taxable income at December 31, 2021. The state NOL’s will expire beginning in 2022 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2021, the federal and state valuation allowances were $62,034,750 and $23,145,374 respectively.

Tax years subsequent to 2001 remain open to examination by federal and state tax authorities due to unexpired net operating loss carryforwards.

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

The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At December 31, 2021 and 2020, the Company recorded no accrued interest or penalties related to uncertain tax positions.

NOTE 10 – Goodwill and Intangibles

Intangible Assets

Finite-lived intangible assets consist of patents and trademarks, licensing fees, developed technology, acquired software and customer relationships, and are amortized over their estimated useful life. Amortization expense was $374,328 and $313,709 in 2021 and 2020, respectively. Accumulated amortization is included in intangibles, net in the accompanying consolidated balance sheets. The Company reviews finite-lived identifiable intangible assets for impairment in accordance with ASC 360, Property, Plant and Equipment, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which the Company operates.

As of December 31, 2021, there were $3,962,118 in net intangibles as compared to $3,398,101 in net intangibles as of December 31, 2020.

The components of intangible assets were as follows:

	December 31, 2021				December 31, 2020
	Gross Carrying Costs	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$453,314	$(230,572)	$-	$222,742	$401,421	$(211,110)	$190,311
Developed Technology	6,382,000	(432,733)	(2,485,725)	3,463,542	2,882,000	(252,175)	2,629,825
Customer Relationships	645,000	(410,000)	(37,083)	197,917	445,000	(259,583)	185,417
Tradename	478,000	(29,344)	(370,740)	77,917	398,000	(5,452)	392,548
Total	$7,958,314	$(1,102,649)	$(2,893,548)	$3,962,118	$4,126,421	$(728,320)	$3,398,101

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2021:

Year ending December 31,	Expense
2022	$411,609
2023	411,610
2024	411,610
2025	409,526
2026	391,610
Thereafter	1,926,153
Total	$3,962,118

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

The Company prepared an undiscounted cash flow as of December 31, 2021 to evaluate long-lived assets based on a triggering event per ASC 360. The Company concluded that the undiscounted cash flows did not support the carrying values of its Helomics asset group at December 31, 2021. The Company determined the value of the intangibles and the software license acquired were fully impaired as of December 31, 2021 and recognized and impairment loss of $2,893,548 for its long-lived intangible assets and $1,249,727 for the acquired software. The Company concluded there was no impairment of its other finite lived tangible assets as of December 31, 2021. No impairment charges were incurred during 2020.

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

In the Helomics acquisition, the Company recorded goodwill of $23,790,290. The goodwill was recorded to the Helomics segment which represents a single reporting unit. As a part of the annual impairment testing as of December 31, 2019, the Company had the option to assess qualitative factors to determine if it was more likely than not that the carrying value of a reporting unit exceeded its estimated fair value. The Company believed a qualitative testing approach was not appropriate and, therefore, proceeded to the quantitative testing. When performing quantitative testing, the Company first estimated the fair value of the Helomics reporting unit using discounted cash flows. To determine fair values, the Company was required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis included financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value, and discount rates for the Helomics reporting unit. Comparative market multiples were also used to corroborate the results of the discounted cash flow test. These assumptions required significant judgment and actual results may differ from assumed and estimated amounts.

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

In testing goodwill for impairment as of December 31, 2020, the Company performed a quantitative impairment test, including computing the fair value of the Helomics reporting unit and comparing that value to its carrying value. Based upon the Company’s annual goodwill impairment test, the Company concluded that goodwill was impaired as of the testing date of December 31, 2020. The Company’s annual impairment test as of December 31, 2020 resulted in $9,879,498 of impairment expense related to goodwill.  A decrease in the growth rate of 0.5% or an increase of 0.5% to the discount rate would reduce the fair value of Helomics reporting unit by approximately an additional $588,000 and $988,000, respectively.  As of December 31, 2020, the cumulative impairment recorded was $20,976,498.

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

During the third quarter of 2021, the Company concluded that potential impairment indicators were present and that an impairment assessment was warranted for goodwill. In testing goodwill for impairment as of September 30, 2021, the Company performed a quantitative impairment test, including computing the fair value of the Helomics reporting unit and comparing that value to its carrying value. Based upon the Company’s quantitative goodwill impairment test, the Company concluded that goodwill was fully impaired as of September 30, 2021.

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

Goodwill of $6,857,790 was recognized in the zPREDICTA acquisition and represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed and represents the future economic benefits and synergies arising from the transaction. None of the goodwill will be deductible for income tax purposes. See Note 2 – zPREDICTA acquisition.

The following tables present changes in the carrying value of goodwill our consolidated balance sheet:

Goodwill balance at December 31, 2019	$15,690,290
Impairment	(12,876,498)
Goodwill balance at December 31, 2020	$2,813,792
Impairment	(2,813,792)
Acquisition of zPREDICTA	6,857,790
Goodwill balance at December 31, 2021	$6,857,790

The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs. The Company will continue to monitor its reporting units to determine whether events and circumstances warrant further interim impairment testing.

NOTE 11 – LEASES

Our corporate offices are located in Eagan, Minnesota. The lease as amended has a three-year term ended January 31, 2021. We lease 5,773 square feet at this location, of which 2,945 square feet is used for office space and 2,828 is used for manufacturing. The lease was amended subsequent to December 31, 2020 for one additional year until January 31, 2022, and has a second amended six-month term until July 31, 2022. Management and the landlord have orally agreed to further extensions as needed.

The offices of our Helomics subsidiary are located in Pittsburgh, Pennsylvania. The lease, as amended, has a three-year term ending February 28, 2023. We lease 17,417 square feet at this location, of which approximately 1,000 square feet are used for office space and 16,417 square feet is used for laboratory operations.

zPREDICTA’s offices are located in San Jose, California. We lease approximately 1,236 square feet at this location. The lease is month-to-month tenancy.

Soluble Biotech’s offices are located in Birmingham, Alabama. We lease approximately 4,314 square feet at this location. The lease is effective through August 25, 2025.

TumorGenesis’s offices are located in Salem, Massachusetts. We lease approximately 1,450 square feet at this location. The lease is effective through May 31, 2023.

Skyline Medical Europe’s offices were located in Belgium. The Company leased around 2,000 square feet at this location, 750 square feet of which is used for storage and 1,250 square feet is used for office space. The lease was terminated in the fourth quarter of 2020.

Lease expense under operating lease arrangements was $595,669 and $565,581 for 2021 and 2020, respectively.

The following table summarizes other information related to the Company’s operating leases:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term – operating leases in years	1.69	2.33
Weighted average discount rate – operating leases	8%	8%

The Company’s lease obligation as of December 31, 2021 which includes expected lease extensions that are reasonable certain of renewal, are as follows:

2022	$751,345
2023	188,931
2024	71,420
2025	48,552
Total lease payments	1,060,248
Less interest	180,922
Present value of lease liabilities	$879,326

NOTE 12 – Property, Plant and Equipment

Fixed Assets

The Company’s fixed assets consist of the following:

	December 31, 2021	December 31, 2020
Computers, software and office equipment	$517,488	$1,862,669
Laboratory equipment	3,456,091	2,811,011
Leasehold improvements	428,596	315,297
Manufacturing tooling	121,120	108,956
Demo equipment	56,614	56,614
Total	4,579,909	5,154,547
Less: Accumulated depreciation	2,068,338	1,331,847
Total fixed assets, net	$2,511,571	$3,822,700

Upon retirement or sale or fixed assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations expense. Maintenance and repairs are expensed as incurred.

The Company prepared an undiscounted cash flow as of December 31, 2021 to evaluate long-lived assets based on a triggering event per ASC 360. The Company concluded that the undiscounted cash flows did not support the carrying values of its Helomics asset group at December 31, 2021. The Company determined the value of the intangibles and the software license acquired were fully impaired as of December 31, 2021 and recognized and impairment loss of $2,893,548 for its long-lived intangible assets and $1,249,727 for the acquired software. The Company concluded there was no impairment of its other finite lived tangible assets as of December 31, 2021.

Depreciation expense was $965,973 and $711,139 in 2021 and 2020, respectively.

NOTE 13 – SEGMENTS

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

The Company has four reportable segments: Helomics, zPREDICTA, Soluble and Skyline. See discussion of revenue recognition in Note 1 – Summary of Significant Accounting Policies for a description of the products and services recognized in each segment. The reported financial information below has been reclassified to conform to the current presentation. This information is intended to assist investors in making comparisons of the Company’s historical financial information with future financial information.

The table below summarizes the Company’s segment reporting as of and for years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021
	Skyline	Helomics	Soluble	zPREDICTA	Corporate	Total
Revenue	$1,169,811	$13,367	$233,293	$90	$4,119	$1,420,680
Depreciation and Amortization	(30,002)	(886,642)	(366,713)	(40,625)	(16,319)	(1,340,301)
Impairment expense – goodwill	-	(2,813,792)	-	-	-	(2,813,792)
Impairment expense – intangibles	-	(2,893,548)	-	-	-	(2,893,548)
Impairment expense – acquired software	-	(1,249,727)	-	-	-	(1,249,727)
Net loss	$(520,822)	$(11,326,948)	$(1,251,564)	$531,446	$(7,089,286)	$(19,657,174)

	December 31, 2021
	Skyline	Helomics	Soluble	zPREDICTA	Corporate	Total
Assets	$906,977	$1,802,792	$1,742,445	$10,782,568	$28,536,489	$43,771,271

	Year Ended December 31, 2020
	Skyline	Helomics	Soluble	Corporate	Total
Revenue	$1,185,214	$64,188	$2,870	$-	$1,252,272
Depreciation and Amortization	(38,310)	(761,105)	(184,071)	(41,362)	(1,024,848)
Impairment expense	-	(12,876,498)	-	-	(12,876,498)
Net loss	$(1,132,251)	$(15,112,131)	$(671,367)	$(8,968,648)	$(25,884,397)

	December 31, 2020
	Skyline	Helomics	Soluble	Corporate	Total
Assets	$1,191,439	$9,773,902	$1,883,585	$211,510	$13,060,436

In 2021, substantially all the Company revenues were located or derived from operations in the United States. As of December 31, 2021, all of the Company’s long-lived assets were located within the United States.

NOTE 14 – RELATED PARTY TRANSACTIONS

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

NOTE 15 – RETIREMENT SAVINGS PLANS

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. During 2019 and 2018, the Company matched 100% of the employee’s contribution up to 4.0% of their earnings. The employer contribution was $127,953 and $119,555 in 2021 and 2020, respectively. There were no discretionary contributions to the plan in 2021 and 2020.

NOTE 16 – SUBSEQUENT EVENTS

Equity Line Agreement

During the first quarter of 2022 through March 28, the Company issued 120,000 shares of its common stock valued at $86,885 pursuant to the equity line.