Form 10-Q
period 2022-03-31
Predictive Oncology Inc.
filed 2022-05-12
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

☐ Yes ☒ No

As of May 3, 2022, the registrant had 66,152,747 shares of common stock, par value $0.01 per share outstanding.

PREDICTIVE ONCOLOGY INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$25,115,561	$28,202,615
Accounts Receivable	264,966	354,196
Inventories	455,680	387,684
Prepaid Expense and Other Assets	408,102	513,778
Total Current Assets	26,244,309	29,458,273

Fixed Assets, net	2,335,692	2,511,571
Intangibles, net	3,893,438	3,962,118
Lease Right-of-Use Assets	651,921	814,454
Other Long-Term Assets	75,618	167,065
Goodwill	6,857,790	6,857,790
Total Assets	$40,058,768	43,771,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,106,811	$1,021,774
Accrued Expenses and other liabilities	695,416	1,262,641
Derivative Liability	127,572	129,480
Deferred Revenue	182,626	186,951
Lease Liability	568,825	639,662
Total Current Liabilities	2,681,250	3,240,508

Lease Liability – Net of current portion	133,926	239,664
Other long-term liabilities	63,098	25,415
Total Liabilities	2,878,274	3,505,587

Stockholders’ Equity:
Preferred Stock, 20,000,000 authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding	792	792
Common Stock, $.01 par value, 200,000,000 shares authorized, 65,906,465 and 65,614,597 outstanding	659,065	656,146
Additional paid-in capital	167,931,634	167,649,028
Accumulated Deficit	(131,410,997)	(128,040,282)
Total Stockholders’ Equity	37,180,494	40,265,684

Total Liabilities and Stockholders’ Equity	$40,058,768	$43,771,271

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$314,568	$280,317
Cost of goods sold	109,443	97,758
Gross margin	205,125	182,559
General and administrative expense	2,423,651	3,270,777
Operations expense	891,071	574,812
Sales and marketing expense	304,467	114,641
Total operating loss	(3,414,064)	(3,777,671)
Other income	42,430	28,259
Other expense	(989)	(234,972)
Gain on derivative instruments	1,908	95,671
Net loss	$(3,370,715)	$(3,888,713)

Loss per common share - basic and diluted	$(0.05)	$(0.11)

Weighted average shares used in computation - basic and diluted	65,835,080	36,513,300

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2022

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2021	79,246	$792	65,614,597	$656,146	$167,649,028	$(128,040,282)	$40,265,684
Shares issued pursuant to equity line			120,000	1,200	85,685		86,885
Shares issued to consultant & other			171,868	1,719	160,403		162,122
Vesting expense					36,518		36,518
Net loss						(3,370,715)	(3,370,715)
Balance at 03/31/2022	79,246	$792	65,906,465	$659,065	$167,931,634	$(131,410,997)	$37,180,494

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

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities:
Net loss	$(3,370,715)	$(3,888,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	323,602	321,980
Vesting expense	36,518	565,082
Common stock issued for consulting and other	162,122	(4,048)
Amortization of debt discount	-	244,830
Gain on valuation of equity-linked instruments and derivative liability	(1,908)	(95,671)
Loss on fixed asset disposal	1,200	-

Changes in assets and liabilities:
Accounts receivable	89,230	(8,050)
Inventories	(67,996)	(3,289)
Prepaid expense and other assets	197,123	(55,431)
Accounts payable	85,037	(345,070)
Accrued expenses and other liabilities	(581,267)	(82,271)
Deferred revenue	(4,325)	101,167
Other long-term liabilities	37,683	(72,607)
Net cash used in operating activities:	(3,093,696)	(3,322,091)

Cash flow from investing activities:
Purchase of fixed assets	(45,399)	(391,685)
Acquisition of intangibles	(34,844)	(1,436)
Net cash used in investing activities	(80,243)	(393,121)

Cash flow from financing activities:
Proceeds from issuance of common stock and warrants, net	-	31,077,231
Proceeds from exercise of warrants into common stock	-	4,495,270
Repayment of debt	-	(4,162,744)
Payment premium	-	(1,073,470)
Proceeds from issuance of common stock pursuant to equity line	86,885	-
Net cash provided by financing activities	86,885	30,336,287

Net increase (decrease) in cash and cash equivalents	(3,087,054)	26,621,075
Cash and cash equivalents at beginning of period	28,202,615	678,332
Cash and cash equivalents at end of period	$25,115,561	$27,299,407
Non-cash transactions:
Shares issued to CEO per agreement related to accrued interest	$-	$143,573
Shares issued pursuant to convertible debt	-	514,011

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Operations

Predictive Oncology Inc.®, (the “Company” or “Predictive” or “we”) filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the corporate name to Predictive Oncology Inc. on June 10, 2019, trading under the new ticker symbol “POAI,” effective June 13, 2019.

The Company operates in four primary business areas. First, application of artificial intelligence (“AI”) in our precision medicine business, to provide AI-driven predictive models of tumor drug response. These models improve clinical outcomes for patients and to assist pharmaceutical, diagnostic, and biotech industries in the development of new personalized drugs and diagnostics primarily through our wholly owned subsidiary Helomics Holding Corporation® (“Helomics”). Second, tumor-specific in vitro models for oncology drug discovery and research through our newly acquired wholly-owned subsidiary, zPREDICTA, Inc.®. Third, contract services and research focused on solubility improvements, stability studies, and protein production, primarily with our Soluble Biotech Inc.®, subsidiary. Fourth, production of the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY System® for automated, direct-to-drain medical fluid waste disposal and associated products through our incorporated division Skyline.

The Company had cash and cash equivalents of $25,115,561 as of March 31, 2022. As of March 31, 2022, there was no outstanding debt. The Company believes that its existing capital resources will be sufficient to support its operating plan for the next twelve months and beyond. However, the Company may also seek to raise additional capital to support its growth through additional debt, equity or other alternatives or a combination thereof. The Company currently expects to use cash on hand to fund capital and equipment investments, research and development, potential acquisitions and its operations. The Company believes such sources to be sufficient to fund its requirements over that time.

Coronavirus Outbreak

The current COVID-19 worldwide pandemic has presented substantial public health challenges. In response to the crisis, emergency measures have been imposed by governments worldwide, including mandatory social distancing and the shutdown of non-essential businesses. These measures have adversely impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Our business and operations have been and will likely continue to be materially and adversely affected. For example, our contract manufacturer for the STREAMWAY System has been forced to change locations, thereby delaying our order fulfillment for parts. We have also reduced on-site staff at several of our facilities, resulting in delayed production, less efficiency, and our sales staff is unable to visit with hospital administrators who are our customers and potential customers. In addition, COVID-19 has impacted the Company’s capital and financial resources, including our overall liquidity position and outlook. For instance, our accounts receivable have slowed while our suppliers continue to ask for pre-delivery deposits. Ultimately, the extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on, among other matters, the duration and intensity of the pandemic; the level of success of global vaccination efforts; governmental and private sector responses to the pandemic and the impact of such responses on us; and the impact of the pandemic on our employees, customers, suppliers, operations and sales, all of which are uncertain and cannot be predicted. These factors may remain prevalent for a significant period of time even after the pandemic subsides, including due to a continued or prolonged recession in the U.S. or other major economies. Even in areas where "stay-at-home" restrictions, masking and social distancing measures have been lifted and the number of COVID-19 cases have declined, some jurisdictions may re-impose these measures as and if variant strains emerge or cases rise. The impact of the COVID-19 pandemic, as with any adverse public health developments, could have a material adverse effect on our business, results of operations, liquidity or financial condition and heighten or exacerbate risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Interim Financial Statements

The Company has prepared the condensed consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim condensed consolidated financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which in the opinion of management, are necessary to present fairly the Company’s position, the results of its operations, and its cash flows for the interim periods. These interim condensed consolidated financial statements reflect all intercompany eliminations. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto contained in the Annual Report on Form 10-K filed with the SEC on March 31, 2022. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

Amounts recorded in accounts receivable on the condensed consolidated balance sheet include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. An allowance for doubtful accounts is maintained to provide for the estimated amount of receivables that will not be collected. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days is generally considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts balance was $0 as of both March 31, 2022 and December 31, 2021.

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

To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company first has the option to assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair value of its reporting units using discounted cash flows. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, such as the rate of future revenue growth, capital requirements, and income taxes), and long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgment. Pursuant to ASU 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The Company also completes a reconciliation between the implied equity valuation prepared and the Company’s market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs. See Note 4 – Intangible Assets and Goodwill.

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

Product sales for medical devices consist of a single performance obligation that the Company satisfies at a point in time. The Company recognizes product revenue when the following events have occurred: (1) the Company has transferred physical possession of the products, (2) the Company has a present right to payment, (3) the customer has legal title to the products, and (4) the customer bears significant risks and rewards of ownership of the products. Based on the shipping terms specified in the sales agreements and purchase orders, these criteria are generally met when the products are shipped from the Company’s facilities (“FOB origin,” which is the Company’s standard shipping term). As a result, the Company determined that the customer could direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped. The Company may, at its discretion, negotiate different shipping terms with customers which may affect the timing of revenue recognition. The Company’s standard payment terms for its customers are generally 30 to 60 days after the Company transfers control of the product to its customer. The Company allows returns of defective disposable merchandise if the customer requests a return merchandise authorization from the Company.

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

For service revenues, the Company estimates the transaction price which is the amount of consideration it expects to be entitled to receive in exchange for providing services based on its historical collection experience. The Company uses a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect less consideration than it originally estimated for a contract with a patient, it will account for the change as a decrease to the estimate of the transaction price, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. Accounts receivable totaled $264,966 and $354,196 as of March 31, 2022 and December 31, 2021, respectively.

The Company’s deferred revenues related primarily to maintenance plans of $182,626 and $186,951 as of March 31, 2022 and December 31, 2021, respectively.

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

The fair value of each option and warrant grant is estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	For the three months ended March 31,
	2022	2021
	Stock Options
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	86.5%	84.8%
Risk-free interest rate	1.83% - 1.92%	0.93% - 1.45%
Expected life (years)	10	10
	Warrants
Expected dividend yield	n/a	0.0%
Expected stock price volatility	n/a	84.8%
Risk-free interest rate	n/a	0.42% - 0.69%
Expected life (years)	n/a	5 - 5.5

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs were $68,219 and $93,629 for the three months ended March 31, 2022 and 2021, respectively.

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

Tax years subsequent to 2018 remain open to examination by federal and state tax authorities.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (the “FASB”). Recently issued ASUs not listed below were either assessed and determined to be not applicable or are currently expected to have no impact on the condensed consolidated financial statements of the Company.

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

NOTE 2 – INVENTORIES

Inventory balances are as follows:

	As of March 31, 2022	As of December 31, 2021

Finished goods	$187,922	$193,287
Raw materials	242,067	183,410
Work-In-Process	25,691	10,987
Total	$455,680	$387,684

NOTE 3 – FIXED ASSETS

The Company’s fixed assets consist of the following:

	As of March 31, 2022	As of December 31, 2021
Computers, software, and office equipment	$537,487	$517,488
Leasehold improvements	439,001	428,596
Laboratory equipment	3,469,786	3,456,091
Manufacturing tooling	121,120	121,120
Demo equipment	31,555	56,614
Total	4,598,949	4,579,909
Less: Accumulated depreciation and amortization	(2,263,257)	(2,068,338)
Total Fixed Assets, Net	$2,335,692	$2,511,571

Depreciation expense was $220,078 and $ 238,932 during the three months ended March 31, 2022 and 2021, respectively.

NOTE 4 – INTANGIBLE ASSETS AND GOODWILL

The components of intangible assets were as follows:

	As of March 31, 2022			As of December 31, 2021
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Impairment	Net Carrying Amount
Patents & Trademarks	$488,158	$(236,595)	$251,563	$453,314	$(230,572)	$-	$222,742
Developed Technology	3,500,000	(123,959)	3,376,041	6,382,000	(432,733)	(2,485,725)	3,463,542
Customer Relationships	200,000	(7,083)	192,917	645,000	(410,000)	(37,083)	197,917
Tradename	80,000	(7,083)	72,917	478,000	(29,343)	(370,740)	77,917
Total	$4,268,158	$(374,720)	$3,893,438	$7,958,314	$(1,102,648)	$(2,893,548)	$3,962,118

The impairment loss recognized during the year ended December 31, 2021 adjusted the carrying amount of a long-lived asset. As a result, the gross carrying cost shown as of March 31, 2022 reflects the new cost basis per ASC 360-10-35-20. Amortization expense was $103,524 and $83,048 during the three months ended March 31, 2022 and 2021, respectively.

Goodwill

The goodwill, for our Helomics operating segment, was $0 at March 31, 2022 and December 31, 2021, and the cumulative impairment losses are $23,790,290. Goodwill for our zPREDICTA operating segment was $6,857,790 as of March 31, 2022 and December 31, 2021 with no cumulative impairment losses.

NOTE 5 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

Equity Line

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares at a fair market value of $450,000 for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock. As of March 31, 2022, there was $9,026,944 remaining in available balance under the equity line. Additional needs to access this line will be dilutive. During the three months ended March, 31, 2022, the Company issued 120,000 shares of its common stock valued at $86,885 pursuant to the equity line.

Equity Incentive Plan

The Company has an equity incentive plan, which allows the Company to issue incentive and non-qualified stock options to employees, directors, and consultants of the Company, where permitted under the plan. The exercise price for each stock option is determined by the Board of Directors. Vesting requirements are determined by the Board of Directors when granted and currently range from immediate to three years. Options under this plan have terms ranging from three to ten years.

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2020	1,013,547	$5.41	7,353,376	$1.99

Issued	147,230	1.06	29,640,801	1.44
Forfeited	(92,593)	8.64	-	-
Expired	-	-	(25,233)	10.00
Exercised	(5,313)	0.74	(5,269,059)	0.86
Outstanding at December 31, 2021	1,062,871	$4.83	31,699,885	$1.66

Issued	4,175	1.08	-	1.44
Forfeited	-	9.27	-	-
Expired	(36,467)	15.18	(38,640)	26.91
Outstanding at March 31, 2022	1,030,579	$4.51	31,661,245	$1.63

Stock-based compensation expense recognized for three months ended March 31, 2022 and March 31, 2021 was $36,518 and $565,082, respectively. The Company has $45,964 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over the next 23 months and $93,182 of unrecognized compensation expense related to non-vested restricted stock units that is expected to be recognized over the next 27 months. At March 31, 2022, there were 441,666 RSUs outstanding under the plan.

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

The fair value of the agent warrants issued in connection with a March 2020 private placement was determined to be $41,336 as of December 31, 2021. The Company recorded a gain on the change in fair value of the placement agent warrants of $1,190 during the three months ended March 31, 2022 and a loss on the change in fair value of the placement agent warrants of $32,507 during the three months ended March 31, 2021. As of March 31, 2022, the fair value of the placement agent warrants was $40,157.

The fair value of the agent warrants issued in connection with the May 2020 were determined to be $42,139 and $42,645 as of March 31, 2022 and December 31, 2021, respectively. The Company recorded a gain on the change in fair value of the placement agent warrants of $505 during the three months ended March 31, 2022 and a loss on the change in fair value of the agent warrants of $31,320 during the three months ended March 31, 2021.

The placement agent warrants issued in connection with the June 2020 warrant exercise and issuance had a fair value of $45,285 and $45,498 as of March 31, 2022 and December 31, 2021, respectively. The Company recorded a recorded a gain on the change in fair value of the placement agent warrants of $213 during the three months ended March 31, 2022 and loss on the change in fair value of the agent warrants of $34,710 during the three months ended March 31, 2021.

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance at December 31, 2020	$294,382
Gain recognized to revalue derivative instrument at fair value	(95,671)
Derivative liability balance at March 31, 2021	$198,711

Derivative liability balance at December 31, 2021	$129,480
Gain recognized to revalue derivative instrument at fair value	(1,908)
Derivative liability balance at March 31, 2022	$127,572

NOTE 8 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common shareholders per common share: basic and diluted calculation	$(3,370,715)	$(3,888,713)

Denominator:
Weighted average common shares outstanding-basic	65,835,080	36,513,300
Effect of diluted stock options, warrants, and preferred stock (1)	-	-
Weighted average common shares outstanding - diluted	65,835,080	36,513,300
Loss per common share-basic and diluted	$(0.05)	$(0.11)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Three Months ended March 31,
	2022	2021
Options	1,030,579	1,006,419
Warrants	31,661,245	15,062,139
Preferred stock: series B	7,925	7,925

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

The Company has four reportable segments: Helomics, zPREDICTA, Soluble and Skyline. See discussion of revenue recognition in Note 1 – Summary of Significant Accounting Policies for a description of the products and services recognized in each segment. The segment revenues and segment net losses for the three months ended March 31, 2022 and 2021 are included in the table below. All revenues are earned from external customers.

Revenue

	Three Months Ended March 31,
	2022	2021
Helomics	$3,638	$1,989
zPREDICTA	18,342	-
Soluble	12,916	14,075
Skyline	279,270	264,253
Corporate	402	-
Total	$314,568	$280,317

Segment Gain (Loss)

	Three Months Ended March 31,
	2022	2021
Helomics	$(1,039,727)	$(1,227,676)
zPREDICTA	(274,786)	-
Soluble	(402,828)	(249,529)
Skyline	(48,602)	(142,558)
Corporate	(1,604,772)	(2,268,950)
Total	$(3,370,715)	$(3,888,713)

Assets

	As of March 31,	As of December 31,
	2022	2021
Helomics	$1,382,242	$1,802,792
zPREDICTA	10,691,386	10,782,568
Soluble	1,584,402	1,742,445
Skyline	1,080,534	906,977
Corporate	25,320,204	(28,536,489)
Total	$40,058,768	$43,771,271

NOTE 10 – RELATED PARTY TRANSACTIONS

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements. There are no material related party transactions during the three months ended March 31, 2022.

NOTE 11 – SUBSEQUENT EVENTS

Equity Line Agreement: During the second quarter of 2022 through May 3, 2022 the Company issued 195,000 shares of its common stock valued at $149,125 pursuant to the equity line.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes thereto set forth in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2021.

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

●	Other specific risks that may be alluded to in this report;

All statements, other than statements of historical facts, included in this report regarding our growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans, and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause actual results to differ materially from expectations in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021 and in item 1A of Part II below. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Overview

We operate in four primary business areas. First, the application of artificial intelligence (“AI”) in our precision medicine business, to provide AI-driven predictive models of tumor drug response. These models improve clinical outcomes for patients and to assist pharmaceutical, diagnostic, and biotech industries in the development of new personalized drugs and diagnostics. Second, creation of tumor-specific three-dimensional (“3D”) cell culture models driving accurate prediction of clinical outcomes. Third, contract services and research focused on solubility improvements, stability studies, and protein production. Fourth, production of the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY System for automated, direct-to-drain medical fluid disposal and associated products

We have four reportable segments: Helomics, zPREDICTA, Soluble and Skyline. The Helomics segment includes clinical testing and contract research services that include the application of AI. Our zPREDICTA segment specializes in organ-specific disease models that provide 3D reconstruction of human tissues accurately representing each disease state and mimicking drug response enabling accurate testing of anticancer agents. Our Soluble segment provides services using a self-contained, automated system that conducts high-throughput, self-interaction chromatography screens, using additives and excipients commonly included in protein formulations resulting in soluble and physically stable formulations for biologics. Our Skyline segment consists of the STREAMWAY System product sales, and our TumorGenesis subsidiary is included within corporate. Going forward, we have determined that we will focus our resources on the Helomics and zPREDICTA segments and our primary mission statements to accelerate patient-centric drug discovery to improve patient outcomes in cancer treatment, harnessing the power of AI, and to develop tumor-specific 3D cell culture models that provide accurate 3D reconstruction of human tissues representing each cancer disease state.

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $3,370,715 and $3,888,713 for the three months ended March 31, 2022, and March 31, 2021, respectively. As of March 31, 2022, and December 31, 2021, we had an accumulated deficit of $131,410,997 and $128,040,282, respectively.

We have never generated sufficient revenues to fund our capital requirements. Since 2017, we have diversified our business by investing in ventures, including making significant loans and investments in early-stage companies. These activities led to the acquisition of Helomics in April 2019, the purchase of the assets of three businesses in 2020 and the acquisition of zPREDICTA in November 2021, each of which have accelerated our capital needs. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Liquidity and Plan of Financing” and “Liquidity and Capital Resources – Financing Transactions” below.

Our future cash requirements and the adequacy of available funds depend on our ability to generate revenues from our Helomics, Soluble and zPREDICTA segments; our ability to continue to sell our Skyline Medical products and to reach profitability in the Skyline Medical business and the availability of future financing to fulfill our business plans. See “Liquidity and Capital Resources – Liquidity and Plan of Financing” below.

Our limited history of operations, especially in our precision medicine business, and our change in the emphasis of our business, starting in 2017, makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Comparison of three months ended March 31, 2022 and March 31, 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Difference
Revenue	$314,568	$280,317	$34,251
Cost of goods sold	109,443	97,758	(11,685)
General and administrative expense	2,423,651	3,270,777	847,126
Operations expense	891,071	574,812	(316,259)
Sales and marketing expense	304,467	114,641	(189,826)

Revenue. We recorded revenue of $314,568 and $280,317 in the three months ended March 31, 2022 and 2021, respectively.  We sold a net of 3 STREAMWAY System units during each of the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, approximately 90% of our revenue was derived from the Skyline Medical business.

Cost of goods sold. Cost of sales was $109,443 in the three months ended March 31, 2022 and $97,758 in the three months ended March 31, 2021. The gross profit margin was approximately 65% in the three months ended March 31, 2022 and March, 31, 2021. Gross profit margin related to the Skyline Medical business was approximately 69% in the three months ended March 31, 2022 and approximately 71% in the three months ended March 31, 2021.

General and administrative expense. General and administrative (“G&A”) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees, and general office expenses.

G&A expense decreased by $847,126 for the three months ended March 31, 2022 compared to 2021. The decrease was primarily due to a decrease of severance associated with the retirement of our former CEO during the first quarter of 2021 and decreased legal and other professional fees. These decreases were offset by increases in expenses related to our zPREDICTA and TumorGenesis divisions of $240,044 due to minimal or no operations during the three months ended March 31, 2021.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing.

Operations expense increased by $316,259 to $891,071 in the three months ended March 31, 2022 compared to 2021. The increase was primarily due to higher costs related to staff from our zPREDICTA division acquired in late 2021, our TumorGenesis division that had minimal activity in the three months ended March 31, 2021 and increases in our Helomics division due to increased headcount to support our commercialization efforts.

Sales and marketing expense. Sales and marketing expense consisted of expenses required to sell products through independent representatives, attendance at trade shows, product literature and other sales and marketing activities.

Sales and marketing expense increased by $189,826 to $304,467 in the three months ended March 31, 2022. The increase in 2022 was a direct result of the strategic decision focus on the precision medicine business and our commercialization efforts in 2022. These factors increased our expenses for corporate development and sales staff and public relations.

Other income. We earned other income of $42,430 in the three months ended March 31, 2022 compared to $28,259 in the comparable period in 2021. Other income is primarily interest income.

Other expense. We incurred other expense of $989 in the three months ended March 31, 2022 compared to $234,972 in the comparable period in 2021. Other expense in 2021 consisted primarily of net interest expense, payment premium, amortization of original issue discounts, and loss on debt extinguishment related to our notes payable.

Gain on derivative instruments. We incurred a gain of $1,908 on the change in fair value on derivative instruments in the three months ended March 31, 2022 compared to $95,671 in the comparable period in 2021.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $3,093,696 and $3,322,091 for the three months ended March 31, 2022 and March 31, 2021, respectively. Cash used in operating activities decreased in the 2022 period primarily because of the decrease in cash used for working capital and the lower operating costs.

Cash flows used in investing activities was $80,243 and $393,121 for the three months ended March 31, 2022 and March 31, 2021, respectively. Cash used in these periods was from the acquisition of fixed assets and cash used to maintain our intangible assets.

Net cash provided by financing activities was $86,885 and $30,336,287 for the three months ended March 31, 2022 and March 31, 2021, respectively. The cash provided in the three months ended March 31, 2022 was primarily due to proceeds from the issuance of common stock pursuant to the equity line agreement. The cash provided in the three months ended March 31, 2021 was primarily due to proceeds from issuance of common stock, warrant exercises and issuances related to various transactions, and proceeds from the issuance of common stock pursuant to the equity line agreement.

Liquidity and Plan of Financing

We have incurred a net loss in each of our annual periods since our inception. We incurred a net loss of $3,370,715 for the three months ended March 31, 2022. On March 31, 2022, we had $25,115,561 in cash. In addition to our cash, we also have access to additional capital through our $15,000,000 equity line with a remaining available balance of $9,026,944, subject to requirements for market conditions including trading volume and stock price, and subject to other limitations.

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

Equity Line

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares at a fair market value of $450,000 for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock. As of March 31, 2022, there was $9,026,944 remaining in available balance under the equity line. Additional needs to access this line will be dilutive. During the three months ended March, 31, 2022, the Company issued 120,000 shares of its common stock valued at $86,885 pursuant to the equity line.

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

Based on their evaluation as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

In addition to the other information set forth in the Quarterly Report on Form 10-Q, the reader should carefully consider the risks included in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 before making an investment decision. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The reader should also carefully consider these risk factors.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding sales of unregistered securities during the prior year periods covered hereby has been included in previous reports on Form 8-K or 10-K. The following is a summary of our transactions during the three months ended March 31, 2022 involving sales of our securities that were not registered under the Securities Act:

During this period, we issued an aggregate of 17,312 shares of common stock for an aggregate payment of $15,000 for professional research services.

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

PREDICTIVE ONCOLOGY INC.

Date: May 12, 2022	By:	/s/ J. Melville Engle
J. Melville Engle
Chief Executive Officer

Date: May 12, 2022	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith