Form 10-Q
period 2022-06-30
Predictive Oncology Inc.
filed 2022-08-11
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

☐ Yes ☒ No

As of August 5, 2022, the registrant had 78,384,339 shares of common stock, par value $0.01 per share outstanding.

PREDICTIVE ONCOLOGY INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$28,249,452	$28,202,615
Accounts Receivable	336,397	354,196
Inventories	474,616	387,684
Prepaid Expense and Other Assets	763,053	513,778
Total Current Assets	29,823,518	29,458,273

Fixed Assets, net	2,300,327	2,511,571
Intangibles, net	3,790,637	3,962,118
Lease Right-of-Use Assets	505,667	814,454
Other Long-Term Assets	75,618	167,065
Goodwill	-	6,857,790
Total Assets	$36,495,767	43,771,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$983,672	$1,021,774
Accrued Expenses and other liabilities	856,654	1,262,641
Derivative Liability	32,318	129,480
Deferred Revenue	530,797	186,951
Lease Liability	421,736	639,662
Total Current Liabilities	2,825,177	3,240,508

Lease Liability – Net of current portion	113,462	239,664
Other long-term liabilities	21,731	25,415
Total Liabilities	2,960,370	3,505,587

Stockholders’ Equity:
Preferred Stock, 20,000,000 authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding	792	792
Common Stock, $.01 par value, 200,000,000 shares authorized, 78,155,127 and 65,614,597 outstanding	781,551	656,146
Additional paid-in capital	174,555,375	167,649,028
Accumulated Deficit	(141,802,321)	(128,040,282)
Total Stockholders’ Equity	33,535,397	40,265,684

Total Liabilities and Stockholders’ Equity	$36,495,767	$43,771,271

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

Three Months Ended Six Months Ended

June 30, June 30,

	2022	2021	2022	2021
Revenue	$371,591	$350,207	$686,159	$630,524
Cost of goods sold	134,075	142,877	243,518	240,635
Gross profit	237,516	207,330	442,641	389,889

General and administrative expense	2,351,696	2,077,973	4,775,347	5,348,750
Operations expense	909,113	567,796	1,800,184	1,142,608
Sales and marketing expense	271,022	159,788	575,489	274,429
Loss on impairment of goodwill	7,231,093	-	7,231,093	-
Total operating loss	(10,525,408)	(2,598,227)	(13,939,472)	(6,375,898)
Other income	41,047	57,033	83,477	85,292
Other expense	(2,217)	(1,829)	(3,206)	(236,801)
Gain (loss) on derivative instruments	95,254	(30,909)	97,162	64,762
Net loss	$(10,391,324)	$(2,573,932)	$(13,762,039)	$(6,462,645)
Net loss attributable to common shareholders per common shares-basic and diluted	$(10,391,324)	$(2,573,932)	$(13,762,039)	$(6,462,645)

Loss per common share basic	$(0.15)	$(0.05)	$(0.20)	$(0.15)
Loss per common share diluted	(0.15)	(0.05)	(0.20)	(0.15)

Weighted average shared used in computation - basic	68,896,506	51,581,762	67,374,250	44,089,157
Weighted average shared used in computation - diluted	68,896,506	51,581,762	67,374,250	44,089,157

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2022

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2021	79,246	$792	65,614,597	$656,146	$167,649,028	$(128,040,282)	$40,265,684
Shares issued pursuant to equity line			120,000	1,200	85,685		86,885
Shares issued to consultant & other			171,868	1,719	160,403		162,122
Vesting expense					36,518		36,518
Net loss						(3,370,715)	(3,370,715)
Balance at 03/31/2022	79,246	$792	65,906,465	$659,065	$167,931,634	$(131,410,997)	$37,180,494
Issuance of shares and warrants pursuant to May 2022 Private Offering			12,000,000	120,000	6,387,050		6,507,050
Shares issued pursuant to equity line			195,000	1,950	147,174		149,124
Shares issued to consultant & other			53,662	536	50,134		50,670
Vesting expense					39,383		39,383
Net loss						(10,391,324)	(10,391,324)
Balance at 06/30/2022	79,246	$792	78,155,127	$781,551	$174,555,375	$(141,802,321)	$33,535,397

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

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(13,762,039)	$(6,462,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	649,441	649,126
Vesting expense	75,901	598,325
Common stock issued for consulting and other	212,792	-
Amortization of debt discount	-	244,830
Gain on valuation of equity-linked instruments and derivative liability	(97,162)	(64,762)
Equity instruments issued management, consultant, and other		52,471
Loss on impairment of goodwill	7,231,093	-
Loss on fixed asset disposal	1,700	-

Changes in assets and liabilities:
Accounts receivable	17,799	60,358
Inventories	(86,931)	(28,291)
Prepaid expense and other assets	(157,827)	39,852
Accounts payable	(38,104)	(430,110)
Accrued expenses and other liabilities	(441,328)	(198,890)
Deferred revenue	(29,457)	101,317
Other long-term liabilities	(3,684)	(88,559)
Net cash used in operating activities:	(6,427,806)	(5,526,978)

Cash flow from investing activities:
Purchase of fixed assets	(233,572)	(610,906)
Acquisition of intangibles	(34,844)	(22,870)
Net cash used in investing activities	(268,416)	(633,776)

Cash flow from financing activities:
Proceeds from issuance of common stock and warrants, net	6,507,050	50,515,810
Proceeds from exercise of warrants into common stock	-	4,495,270
Repayment of debt	-	(4,162,744)
Payment penalties	-	(1,073,470)
Proceeds from issuance of common stock pursuant to equity line	236,009	588,590
Net cash provided by financing activities	6,743,059	50,363,456

Net increase in cash and cash equivalents	46,837	44,202,702
Cash and cash equivalents at beginning of period	28,202,615	678,332
Cash and cash equivalents at end of period	$28,249,452	$44,881,034
Non-cash transactions:
Shares issued to CEO per agreement related to accrued interest	$-	$143,573
Shares issued pursuant to convertible debt	-	514,011
Cash paid during period for:
Interest paid	1,439	694,435

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

The Company operates in four primary business areas. First, application of artificial intelligence (“AI”) in our precision medicine business, to provide AI-driven predictive models of tumor drug response. These models improve clinical outcomes for patients and to assist pharmaceutical, diagnostic, and biotech industries in the development of new personalized drugs and diagnostics primarily through our wholly owned subsidiary Helomics Holding Corporation® (“Helomics”). Second, tumor-specific in vitro models for oncology drug discovery and research through our newly acquired wholly-owned subsidiary, zPREDICTA, Inc.®. Third, contract services and research focused on solubility improvements, stability studies, and protein production, primarily with our Soluble Biotech Inc.®, subsidiary. Fourth, production of the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY System® for automated, direct-to-drain medical fluid waste disposal and associated products through our incorporated division Skyline Medical Inc®.

The Company had cash and cash equivalents of $28,249,452 as of June 30, 2022. As of June 30, 2022, there was no outstanding debt. The Company believes that its existing capital resources will be sufficient to support its operating plan for the next twelve months and beyond. However, the Company may also seek to raise additional capital to support its growth through additional debt, equity or other alternatives or a combination thereof. The Company currently expects to use cash on hand to fund capital and equipment investments, research and development, potential acquisitions and its operations. The Company believes such sources to be sufficient to fund its requirements over that time.

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

Amounts recorded in accounts receivable on the condensed consolidated balance sheet include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. An allowance for doubtful accounts is maintained to provide for the estimated amount of receivables that will not be collected. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days is generally considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts balance was $0 as of both June 30, 2022 and December 31, 2021.

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

Revenue from Clinical Testing

The Tumor Drug Response test determines how a patient’s tumor specimen reacts to a panel of various chemotherapy drugs, while the Genomic Profiling test evaluates the expression of a particular gene related to a patient’s tumor specimen. The Company’s clinical diagnostic testing is comprised of the Company’s Tumor Drug Response Testing (formerly ChemoFx) and genomic/proteomic tests (formerly BioSpeciFx) tests. Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The estimated uncollectible amounts are generally considered implicit price concessions that are a reduction in revenue. Helomics’ payment terms vary by the agreements reached with insurance carriers and Medicare. The Company’s performance obligations are satisfied at one point in time when test reports are delivered.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. Accounts receivable totaled $336,397 and $354,196 as of June 30, 2022 and December 31, 2021, respectively.

The Company’s deferred revenues related primarily to maintenance plans and payments received in advance of providing services under certain contracts. Deferred revenue was $530,797 and $186,951 as of June 30, 2022 and December 31, 2021, respectively. zPREDICTA deferred revenues were $476,677 of the total $530,797 deferred revenues as of June 30, 2022. The Company estimates that recognition of amounts included in deferred revenue will generally be recognized within one year of the balance sheet date when the Company’s satisfies its’ performance obligations under the contracts.

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

The fair value of each option and warrant grant is estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	For the six months ended June 30,
	2022			2021
	Stock Options
Expected dividend yield		0.0%			0.0%
Expected stock price volatility	86.5%	–	92.2%	84.8	–	89.6%
Risk-free interest rate	1.83%	–	3.43%	0.93%	–	1.45%
Expected life (years)		10			10
	Warrants
Expected dividend yield		0.0%			0.0%
Expected stock price volatility		92.2%			84.8%
Risk-free interest rate	2.96%	–	2.97%	0.42%	–	0.69%
Expected life (years)	5	–	5.5	5	–	5.5

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs were $101,612 and $143,322 for the six months ended June 30, 2022 and 2021, respectively.

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

NOTE 2 – INVENTORIES

Inventory balances are as follows:

	As of June 30, 2022	As of December 31, 2021

Finished goods	$282,268	$193,287
Raw materials	186,043	183,410
Work-In-Process	6,305	10,987
Total	$474,616	$387,684

NOTE 3 – FIXED ASSETS

The Company’s fixed assets consist of the following:

	As of June 30, 2022	As of December 31, 2021
Computers, software, and office equipment	$540,116	$517,488
Leasehold improvements	427,296	428,596
Laboratory equipment	3,665,970	3,456,091
Manufacturing tooling	121,120	121,120
Demo equipment	31,555	56,614
Total	4,786,057	4,579,909
Less: Accumulated depreciation and amortization	(2,485,730)	(2,068,338)
Total Fixed Assets, Net	$2,300,327	$2,511,571

Depreciation expense was $222,473 and $244,062 for the three months ended June 30, 2022 and 2021, respectively and $442,551 and $482,993 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 4 – INTANGIBLE ASSETS AND GOODWILL

The components of intangible assets were as follows:

	As of June 30, 2022			As of December 31, 2021
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Impairment	Net Carrying Amount
Patents & Trademarks	$488,724	$(241,583)	$247,141	$453,314	$(230,572)	$-	$222,742
Developed Technology	3,500,000	(211,458)	3,288,542	6,382,000	(432,733)	(2,485,725)	3,463,542
Customer Relationships	200,000	(12,083)	187,917	645,000	(410,000)	(37,083)	197,917
Tradename	80,000	(12,963)	67,037	478,000	(29,343)	(370,740)	77,917
Total	$4,268,724	$(478,087)	$3,790,637	$7,958,314	$(1,102,648)	$(2,893,548)	$3,962,118

The impairment loss recognized during the year ended December 31, 2021 adjusted the carrying amounts of the long-lived assets. As a result, the gross carrying cost shown as of June 30, 2022 reflects the new cost basis per ASC 360-10-35-20. Amortization expense was $103,366 and $83,086 during the three months ended June 30, 2022 and 2021, respectively and $206,890 and $166,133 during the six months ended June 30, 2022 and 2021, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2020:

Year ending December 31,	Expense
2022	$207,068
2023	414,139
2024	414,139
2025	412,056
2026	394,139
Thereafter	1,949,096
Total	$3,790,637

The Company concluded there was no impairment of its finite-lived assets as of June 30, 2022. The Company prepared the undiscounted cash flows per ASC 360. The Company concluded that the undiscounted cash flows of the long-lived assets exceeded the carrying values.

Goodwill

Goodwill for our zPREDICTA operating segment was zero as of June 30, 2022 and was $6,857,790 as of December 31, 2021. There was change in value of goodwill of $373,303 between December 31, 2021 and June 30, 2022. The change in value was the result of identification of an immaterial error in the fair value of the acquired deferred revenue liabilities. The Company identified this error during the second quarter of 2022 and recorded an adjustment to increase the acquired goodwill and increase the deferred revenue liability by $373,303.

During the three months ended June 30, 2022, the Company identified an out-of-period error related to the application of ASC 606 with respect to the recognition of revenue associated with zPREDICTA customer contracts. As a result, the Company has recorded an adjustment to the purchase price allocation of zPREDICTA and the associated acquisition date fair values of assets acquired, and liabilities assumed. The Company has determined that $373,303 of additional deferred revenue liabilities should have been recorded which results in an increase to the fair value of goodwill acquired by the same amount to a value of $7,231,093. The Company corrected the error in the financial statements during the three months ended June 30, 2022 by increasing each deferred revenue liability and goodwill by $373,303.

The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of these corrections was not material to the consolidated financial statements as of and for the year ended December 31, 2021 nor for the quarterly periods ended June 30, 2022 and March 31, 2022.

The Company had previously disclosed the zPREDICTA acquisition date fair values of assets acquired and liabilities assumed, and the consideration transferred, the following table reflects the adjustment discussed above:

Cash consideration	$10,015,941

Assets acquired:
Cash	425,727
Accounts receivable	76,549
Prepaid expenses	25,733
Intangible assets	3,780,000

Liabilities assumed:
Accrued expenses	(408,825)
Deferred tax liability	(661,658)
Deferred revenue	(452,678)

Goodwill	$7,231,093

Pro Forma

The following pro forma information presents the combined results of operations of the Company and zPREDICTA as if the acquisition of zPREDICTA had been completed on January 1, 2020, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and reflects the correction of application of ASC 606 as discussed above.

	2021	2020
	Unaudited	Unaudited
Revenue	$2,056,484	$1,815,560
Net loss attributable to common shareholders	$(19,251,734)	$(26,946,564)

During the second quarter of 2022, the Company concluded that potential impairment indicators were present and that an impairment assessment was warranted for goodwill. In testing goodwill for impairment as of June 30, 2022, the Company performed a quantitative impairment test, including computing the fair value of the zPREDICTA reporting unit and comparing that value to its carrying value. Based upon the Company’s quantitative goodwill impairment test, the Company concluded that goodwill was fully impaired as of June 30, 2022.

zPREDICTA reporting unit

The quantitative review as of June 30, 2022 resulted in $7,231,093 of impairment expense related to goodwill. As of June 30, 2022, the cumulative impairment recorded was $7,231,093.

Goodwill balance at December 31, 2021	$6,857,790
Adjustment to fair value	373,303
Impairment	(7,231,093)
Goodwill balance at June 30, 2022	$-

When evaluating the fair value of zPREDICTA reporting unit, the Company used a discounted cash flow model and market comparisons. Key assumptions used to determine the estimated fair value included: (a) expected cash flow for the 10-year period following the testing date (including net revenues, costs of revenues, and operating expenses as well as estimated working capital needs and capital expenditures) and (b) an estimated terminal value using a terminal year growth rate of 4.0% determined based on the growth prospects of the reporting unit. The Company further used a probability weighting of various forecasts to address forecast risk. The Company used an estimated discount rate of 65% based on management’s best estimate and considering the Company’s current market capitalization.

The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs. Goodwill is not expected to be deductible for tax purposes.

Helomics reporting unit

The goodwill, for our Helomics operating segment, was zero at June 30, 2022 and December 31, 2021, and the cumulative impairment losses are $23,790,290.

NOTE 5 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

May 2022 Offerings

On May 16, 2022, the Company, issued and sold to several institutional and accredited investors in a registered direct offering (the “First Offering”) an aggregate of 3,837,280 shares of its common stock, at a purchase price of $0.60 per share. Pursuant to the securities purchase agreement, in a concurrent private placement, the Company also agreed to issue to these purchasers unregistered warrants to purchase up to an aggregate of 3,837,280 shares of common stock (the “Warrants”). The Warrants have an exercise price equal to $0.70 per share, will become exercisable six months from the date of issuance, and will expire five and one-half years from the date of issuance.

In addition, in a concurrent registered direct offering (the “Second Offering”), on May 16, 2022, the Company issued and sold to several institutional and accredited investors an aggregate of 8,162,720 shares of its common stock, at a purchase price of $0.60 per share. The Company also entered into a warrant amendment agreement (the “Warrant Amendment”) with each of the purchasers in the Second Offering. Under the Warrant Amendment, the Company agreed to amend certain existing warrants to purchase up to 16,325,433 shares of common stock that were previously issued in 2020 and 2021 to those purchasers, with exercise prices ranging from $1.00 to $2.00 per share (the “Existing Warrants”), were amended to: (i) lower the exercise price of the Existing Warrants to $0.70 per share, (ii) provide that the Existing Warrants, as amended, will not be exercisable until six months following the closing date of the Second Offering, and (iii) extend the original expiration date of the Existing Warrants by five and one-half years following the close of the Second Offering.

In each case, the Company paid to the placement agent an aggregate fee equal to 7.5% of the aggregate gross proceeds received by the Company in the offering and a management fee equal to 1% of the aggregate gross proceeds received by the Company in the offering and provided the placement agent expense allowance of $65,000 for non-accountable and other out-of-pocket expenses. In addition, the Company granted to the placement agent or its assigns warrants to purchase 7.5% of the shares sold to investors in the offering at an exercise price equal to 125% of the price of the shares in the transaction, or $0.75 per share, with a term of five years (the “Agent Warrants”). The Agent Warrants become exercisable six months after issuance.

Equity Line

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares at a fair market value of $450,000 for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock. As of June 30, 2022, there was $8,877,820 remaining in available balance under the equity line. In connection with the May 2022 Offerings, the Company agreed not to access the remaining balance for a period of one year after the closing date, or May 18, 2022. Additional issuances under this line will be dilutive. During the six months ended June 30, 2022, the Company issued 315,000 shares of its common stock valued at $236,009 pursuant to the equity line.

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

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2020	1,013,547	$5.41	7,353,376	$1.99

Issued	147,230	1.06	29,640,801	1.44
Forfeited	(92,593)	8.64	-	-
Expired	-	-	(25,233)	10.00
Exercised	(5,313)	0.74	(5,269,059)	0.86
Outstanding at December 31, 2021	1,062,871	$4.83	31,699,885	$1.66

Issued	14,075	0.51	21,062,714	0.70
Forfeited	-	-	(38,640)	-
Expired	(41,701)	13.41	(16,325,433)	26.91
Outstanding at June 30, 2022	1,035,245	$4.49	36,398,526	$0.74

Stock-based compensation expense recognized for three months ended June 30, 2022 and 2021 was $39,383 and $33,243, respectively. Stock-based compensation expense recognized for six months ended June 30, 2022 and 2021 was $75,901 and $598,325, respectively The Company has $30,234 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over the next 21 months and $72,296 of unrecognized compensation expense related to non-vested restricted stock units that is expected to be recognized over the next 27 months. At June 30, 2022, there were 366,666 RSUs outstanding under the plan.

NOTE 6 – DERIVATIVES

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

The fair value of the agent warrants issued in connection with a March 2020 private placement was determined to be $41,336 as of December 31, 2021. The Company recorded a gain on the change in fair value of the placement agent warrants of $32,166 during the six months ended June 30, 2022 and a loss on the change in fair value of the placement agent warrants of $43,249 during the six months ended June 30, 2021. As of June 30, 2022, the fair value of the placement agent warrants was $9,171.

The fair value of the agent warrants issued in connection with the May 2020 registered offering were determined to be $10,594 and $42,646 as of June 30, 2022 and December 31, 2021, respectively. The Company recorded a gain on the change in fair value of the placement agent warrants of $32,051 during the six months ended June 30, 2022 and a loss on the change in fair value of the agent warrants of $41,054 during the six months ended June 30, 2021.

The placement agent warrants issued in connection with the June 2020 warrant exercise and issuance had a fair value of $12,553 and $45,498 as of June 30, 2022 and December 31, 2021, respectively. The Company recorded a recorded a gain on the change in fair value of the placement agent warrants of $32,945 during the six months ended June 30, 2022 and loss on the change in fair value of the agent warrants of $45,143 during the six months ended June 30, 2021.

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance at December 31, 2020	$294,382
Gain recognized to revalue derivative instrument at fair value	(95,671)
Derivative liability balance at March 31, 2021	$198,711
Gain recognized to revalue derivative instrument at fair value	30,909
Derivative liability balance at June 30, 2021	$229,620

Derivative liability balance at December 31, 2021	$129,480
Gain recognized to revalue derivative instrument at fair value	(1,908)
Derivative liability balance at March 31, 2022	$127,572
Gain recognized to revalue derivative instrument at fair value	(95,254)
Derivative liability balance at June 30, 2022	$32,318

NOTE 7 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common shareholders per common share: basic and diluted calculation	$(10,391,324)	$(2,573,932)	$(13,762,039)	$(6,462,645)

Denominator:
Weighted average common shares outstanding-basic (1)	68,896,506	51,581,762	67,374,250	44,089,157
Effect of diluted stock options, warrants, and preferred stock (2)	-	-	-	-
Weighted average common shares outstanding - diluted	68,896,506	51,581,762	67,374,250	44,089,157
Loss per common share-basic	$(0.15)	$(0.05)	$(0.20)	$(0.15)
Loss per common share- diluted	$(0.15)	$(0.05)	$(0.20)	$(0.15)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Six Months ended June 30,
	2022	2021
Options	1,035,245	1,013,780
Restricted Stock Units	366,666	325,000
Warrants	36,398,526	31,747,118
Preferred stock: series B	79,246	79,246

NOTE 8 – SEGMENTS

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

The Company has four reportable segments: Helomics, zPREDICTA, Soluble and Skyline. See discussion of revenue recognition in Note 1 – Summary of Significant Accounting Policies for a description of the products and services recognized in each segment. The segment revenues and segment net losses for the three and six months ended June 30, 2022 and 2021 are included in the table below. All revenues are earned from external customers.

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Helomics	$84	$7,161	$3,722	$9,151
Soluble	22,225	34,910	35,141	48,985
zPREDICTA	71,941	-	90,283
Skyline	276,854	306,136	556,124	570,388
Corporate	487	2,000	889	2,000
Total	$371,591	$350,207	$686,159	$630,524

Segment Gain (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Helomics	$(946,341)	$(1,057,177)	$(1,986,069)	$(2,284,853)
Soluble	(396,100)	(238,938)	(798,928)	(488,467)
zPREDICTA	(7,554,404)	-	(7,829,190)	-
Skyline	(101,434)	(133,082)	(150,035)	(275,640)
Corporate	(1,393,045)	(1,144,735)	(2,997,817)	(3,413,685)
Total	$(10,391,324)	$(2,573,932)	$(13,762,039)	$(6,462,645)

Assets

	As of June 30,	As of December 31,
	2022	2021
Helomics	$1,275,404	$1,802,792
Soluble	1,565,394	1,742,445
zPREDICTA	3,782,143	10,782,568
Skyline	14,750,103	906,977
Corporate	15,122,723	(28,536,489)
Total	$36,495,767	$43,771,271

NOTE 9 – RELATED PARTY TRANSACTIONS

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements. There are no material related party transactions during the six months ended June 30, 2022.

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

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties, many of which are beyond our control. Actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include:

●	Our history of operating losses;

●	Current negative operating cash flows;
●

Our capital needs to accomplish our goals, and the adequacy of available funds, including our ability to access the capital markets, our ability to obtain additional equity funding from current or new stockholders to fund our business operations and/or future growth plans, and the dilutive effect that raising equity capital would have on the relative equity ownership of our existing investors;

●	Risks related to recent and future acquisitions, including risks related to the benefits and costs of acquisition;
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

●	our ability to maintain effective control over financial reporting; and
●	Other specific risks that may be alluded to in this report.

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

Recent Developments

In a strategic move to further strengthen our business and product offerings we appointed Julia Kirshner, Ph.D., as Chief Scientific Officer. Dr. Kirshner currently serves as Senior Vice President at Predictive Oncology and President of our zPREDICTA division and will be elevated to the post beginning August 1, 2022.

In this newly created role, Dr. Kirshner will oversee the scientific process for the entire suite of solutions we offer for oncology drug development, ranging from early discovery to clinical trials. Dr. Kirshner will be leading our long-term vision of our product development strategy, driving adoption of current assets and guiding product iteration. She will also be working closely with the board of directors to establish a new scientific advisory board. In addition, Dr. Kirshner will be overseeing the consolidation of our TumorGenesis division, which will be moved to the Pittsburgh location where we operate our artificial intelligence (“AI”) and lab functions. Serving as the hub of our research and development arm, the Pittsburgh site will additionally be expanding its lab space to meet the anticipated growth needs.

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $13,762,039 and $6,462,645 for the six months ended June 30, 2022, and June 30, 2021, respectively. As of June 30, 2022, and December 31, 2021, we had an accumulated deficit of $141,802,321 and $128,040,282, respectively.

We have never generated sufficient revenues to fund our capital requirements. Since 2017, we have diversified our business by investing in ventures, including making significant loans and investments in early-stage companies. These activities led to the acquisition of Helomics in April 2019, the purchase of the assets of three businesses in 2020 and the acquisition of zPREDICTA in November 2021, each of which has accelerated our capital needs. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Liquidity and Plan of Financing” and “Liquidity and Capital Resources – Financing Transactions” below.

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

Results of Operations

Comparison of three and six months ended June 30, 2022 and June 30, 2021

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Difference	2022	2021	Difference
Revenue	$371,591	$350,207	$21,384	$686,159	$630,524	$55,635
Cost of goods sold	134,075	142,877	8,802	243,518	240,635	(2,883)
General and administrative expense	2,351,696	2,077,973	(273,723)	4,775,347	5,348,750	573,403
Operations expense	909,113	567,796	(341,317)	1,800,184	1,142,608	(657,576)
Sales and marketing expense	271,022	159,788	(111,234)	575,489	274,429	(301,060)

Revenue. We recorded revenue of $371,591 and $350,207 in the three months ended June 30, 2022 and 2021, respectively. We sold a net of 2 and 4 STREAMWAY System units during the three months ended June 30, 2022 and 2021, respectively.

We recorded revenue of $686,159 and $630,524 in the six months ended June 30, 2022 and 2021, respectively. Revenue was primarily derived from the Skyline Medical business. The six months ended June 30, 2022 also included $90,283 from our zPREDICTA division. The Soluble reportable segment recorded $35,141 and $48,985 during the six months ended June 30, 2022 and 2021 and there was an additional $3,722 and $9,151 from our Helomics reportable segment during the six months ended June 30, 2022 and 2021, respectively. There were 5 and 7 sales of STREAMWAY units in the six months ended June 30, 2022 and 2021 respectively.

Cost of goods sold. Cost of sales was $134,075 and $243,518 in the three and six months ended June 30, 2022, respectively and $142,877 and $240,635 in the three and six months ended June 30, 2021, respectively. The gross profit margin was approximately 64% and 65% in the three and six months ended June 30, 2022 compared to 59% and 62% in the prior year. Our margins decreased in the six-month period in the current year as costs were higher, specifically related to sales of disposables.

General and administrative expense. General and administrative (“G&A”) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees, and general office expenses.

G&A expense increased by $273,723 for the three months ended June 30, 2022 compared to 2021. The increase was primarily due to an increase in costs of employee related expenses which include the acquisition of the zPREDICTA reportable segment.

G&A expenses decreased by $573,403 for the six months ended June 30, 2022 compared to 2021. The decrease was primarily due to a decrease of severance expenses associated with the retirement of our former CEO in 2021, and by lower professional fees for legal and audit related services, offset by increased employee related expenses due to increased headcount including the acquisition of the zPREDICTA reportable segment.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing, including staff related expenses for individuals performing this work.

Operations expense increased by $341,317 to $909,113 in the three months ended June 30, 2022 compared to 2021 and increased by $657,576 to $1,800,184 in the six months ended June 30, 2022 compared to 2021. The increase was primarily due to higher costs related to staff including the increased headcount at our zPREDICTA reportable segment, partially offset by lower research and development expenses and consulting expenses.

Sales and marketing expense. Sales and marketing expense consisted of expenses required to sell products through independent reps, attendance at trade shows, product literature and other sales and marketing activities.

Sales and marketing expense increased by $111,234 to $271,022 in the three months ended June 30, 2022 compared to $159,788 in the comparable period in 2021. Such expenses related primarily to our corporate marketing and business development staffing and sales support for our Skyline Medical business. The increase in 2022 was a direct result of the increases in marketing and business development staff in 2022. Sales and Marketing increased by $301,060 to $575,489 in the six months ended June 30, 2022 compared to 2021. The increase was driven by increased staff related expenses and increases in other advertising and marketing expenses.

Loss on goodwill impairment. We incurred a non-cash impairment charge on goodwill of $7,231,903 during the three and six months ended June 30, 2022. The Company performs a goodwill assessment using a qualitative approach to identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of each of our reporting units. The Company’s goodwill relates to the zPREDICTA operating segment. The Company made its qualitative evaluation considering, among other things, general macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events including our market capitalization.

Based upon the goodwill impairment test, the Company concluded that goodwill was impaired as of the testing date. Pursuant to Accounting Standards Update No, 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of our reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The quantitative review resulted in $7,231,903 of non-cash impairment charges related to our goodwill. Our goodwill at June 30, 2022 following the impairment was zero. Refer to Note 4 – Intangible Assets and Goodwill to our Condensed Consolidated Financial Statements.

Other income. We earned other income of $41,047 in the three months ended June 30, 2022 compared to $57,033 in the comparable period in 2021 and earned other income of $83,477 in the sixth months ended June 30, 2022, compared to $85,292 in the comparable in 2021. Other income included interest and dividend income.

Other expense. We incurred other expense of $2,217 in the three months ended June 30, 2022 compared to $1,829 in the comparable period in 2021 and incurred other expense of $3,206 in the six months ended June 30, 2022, compared to $236,801 in the comparable period in 2021. Other expense in 2022 consisted primarily of net interest expense. Net interest expense was significantly lower in the six-month period due to the repayment of our remaining debt in the first quarter of 2021.

Gain/Loss on derivative instruments. We incurred a gain of $95,254 in the three months ended June 30, 2022 compared to a loss of $30,909 in the comparable period in 2021 and incurred gains of $97,162 in the six months ended June 30, 2022, compared to gains of $64,762 in the comparable period in 2021 related to the changes in fair market value on derivatives.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $6,427,806 and $5,526,978 for the six months ended June 30, 2022 and June 30, 2021, respectively. Cash used in operating activities increased in the 2022 period primarily because of the increase in cash used for working capital and the higher operating costs primarily due to the acquisition of zPREDICTA in the fourth quarter of 2021.

Cash flows used in investing activities was $268,416 and $633,776 for the six months ended June 30, 2022 and June 30, 2021, respectively. Cash used in these periods was from the acquisition of fixed assets and cash used to maintain our intangible assets.

Net cash provided by financing activities was $6,743,059 and $50,363,456 for the six months ended June 30, 2022 and June 30, 2021, respectively. The cash provided in the six months ended June 30, 2022 was primarily due to proceeds from the issuance of common stock and warrants in connection with the May 2022 offerings and the issuance of common stock pursuant to the equity line agreement. The cash provided in the six months ended June 30, 2021 was primarily due to proceeds from the issuance of common stock and warrants in several equity offerings and proceeds from exercise of warrants.

Liquidity and Plan of Financing

We have incurred a net loss in each of our annual periods since our inception. We incurred a net loss of $13,762,039 for the six months ended June 30, 2022. On June 30, 2022, we had $28,249,452 in cash. We also have a remaining available balance of $8,877,820 under our $15,000,000 equity line. However, access to the equity line is subject to requirements for market conditions including trading volume and stock price, and subject to other limitations. In connection with the May 2022 offerings, we agreed not to access the remaining balance under the equity line for a period of one year after the closing date, or May 18, 2023.

Since our inception, we have received net proceeds from the sale of our common stock (through our initial public offering and subsequent public and private offerings, including at-the-market offerings) which have funded our operations. We believe that our existing cash balance and capital resources will be sufficient to support our operating plan for the next twelve months and beyond. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital. We may also seek to raise additional capital to support our growth through the incurrence of additional debt, the sale of equity or other alternatives (including asset sales) or a combination thereof. Such additional capital may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of some or all of our stockholders will be diluted, and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the recent decline in economic activity caused by the armed conflict between Russia and Ukraine and by the COVID pandemic, together with the deterioration and/or volatility of the credit and capital markets, could have an adverse impact on potential sources of future financing. The Company had cash and cash equivalents of $28,249,452 as of June 30, 2022. As of June 30, 2022, there was no outstanding debt. The Company believes that its existing capital resources will be sufficient to support its operating plan for the next twelve months and beyond.

Financing Transactions

We have funded our operations through a combination of debt and equity instruments including short-term borrowings, and a variety of debt and equity offerings.

May 2022 Offerings

On May 16, 2022, the Company, issued and sold to several institutional and accredited investors pursuant in a registered direct offering (the “First Offering”) an aggregate of 3,837,280 shares of its common stock, at a purchase price of $0.60 per share. Pursuant to the securities purchase agreement, in a concurrent private placement, the Company also agreed to issue to these purchasers unregistered warrants to purchase up to an aggregate of 3,837,280 shares of common stock (the “Warrants”). The Warrants have an exercise price equal to $0.70 per share, will become exercisable six months from the date of issuance, and will expire five and one-half years from the date of issuance.

In addition, in a concurrent registered direct offering (the “Second Offering”), on May 16, 2022, the Company issued and sold to several institutional and accredited investors pursuant an aggregate of 8,162,720 shares of its common stock, at a purchase price of $0.60 per share. The Company also entered into a warrant amendment agreement (the “Warrant Amendment”) with each of the purchasers in the Second Offering. Under the Warrant Amendment, the Company agreed to amend certain existing warrants to purchase up to 16,325,435 shares of common stock that were previously issued in 2020 and 2021 to those purchasers, with exercise prices ranging from $1.00 to $2.00 per share (the “Existing Warrants”), were amended to: (i) lower the exercise price of the Existing Warrants to $0.70 per share, (ii) provide that the Existing Warrants, as amended, will not be exercisable until six months following the closing date of the Second Offering, and (iii) extend the original expiration date of the Existing Warrants by five and one-half years following the close of the Second Offering.

In each case, the Company paid to the placement agent an aggregate fee equal to 7.5% of the aggregate gross proceeds received by the Company in the offering and a management fee equal to 1% of the aggregate gross proceeds received by the Company in the offering and provided the placement agent expense allowance of $65,000 for non-accountable and other out-of-pocket expenses. In addition, the Company granted to the placement agent or its assigns warrants to purchase 7.5% of the shares sold to investors in the offering at an exercise price equal to 125% of the price of the shares in the transaction, or $0.75 per share, with a term of five years (the “Agent Warrants”). The Agent Warrants become exercisable six months after issuance.

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

These 2021 offerings were as follows:

Offering Closing Date	Shares of Common Stock	Sale Price per Share*	Investor Warrants	Exercise Price per Share – investor Warrants	Placement Agent Warrants	Exercise Price per Share – Placement Agent Warrants	Gross Proceeds of Offering	Net Proceeds of Offering
January 12, 2021 (registered direct)	3,650,840	$0.842	1,825,420	$0.80	273,813	$1.0525	$3,074,007	$2,731,767
January 21, 2021 (registered direct)	2,200,000	$1.00	1,100,000	$1.00	165,000	$1.25	$2,200,000	$1,932,050
January 26, 2021 (registered direct)	3,414,970	$1.20	1,707,485	$1.20	256,123	$1.50	$4,097,964	$3,668,687
February 16, 2021 (registered direct)	4,222,288	$1.75	2,111,144	$2.00	316,672	$2.1875	$7,389,004	$6,679,989
February 23, 2021 (private placement)	9,043,766	$1.95	4,521,883	$2.00	678,282	$2.4375	$17,635,344	$16,064,739
June 16, 2021 (registered direct)	15,520,911	$1.375	15,520,911	$1.25	1,164,068	$1.71875	$21,341,252	$19,446,296
Total	38,052,775		26,786,843		2,853,958		$55,737,571	$50,523,528

* Sale price includes one share and a warrant to purchase one-half share (or one whole share in the case of the June 16, 2021 offering).

Secured Notes and Repayment in Full

On March 1, 2021, the Company used $5,906,802 of the proceeds of the private placement on February 23, 2021, described above under “2021 Offerings”, to repay in full the outstanding principal and interest and applicable premium amounts under the convertible secured promissory notes to two private investors in the original aggregate principal amount of an aggregate $2,297,727 issued in September 2018, the secured promissory note with a principal amount of $847,500 issued during September 2019 and the secured promissory note with a principal amount of $1,450,000 issued on February 5, 2020.

2021 Warrant Exercises

During the period January 1, 2021 through March 31, 2021, the holders of outstanding investor warrants have exercised such warrants for the total purchase of 5,247,059 shares at a weighted average exercise price of $0.86 per share, for total proceeds of $4,495,270.

Equity Line

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares at a fair market value of $450,000 for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock. As of June 30, 2022, there was $8,877,820 remaining in available balance under the equity line. In connection with the 2022 Private Offering, the Company is prohibited from accessing the remaining balance for a period of one year after the closing date, or May 18, 2022. Additional issuances under this line will be dilutive. During the six months ended June, 30, 2022, the Company issued 315,000 shares of its common stock valued at $236,009 pursuant to the equity line.

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

Based on their evaluation as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022 due to the material weakness in internal controls regarding adequate accounting resources, as described below.

Material Weakness in Internal Controls. Management has determined that we have not maintained adequate accounting resources with a sufficient understanding of U.S. GAAP to allow us to properly identify and account for complex technical accounting transactions. Management has determined that this represents a material weakness in our internal control over financial reporting. Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in our annual and quarterly filings fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Material Weakness Remediation Activities. To remediate the material weakness in our internal control over financial reporting described above, we have reevaluated our overall staffing levels within the accounting department and have determined we need to hire additional resources with qualifications that include a high level of experience with complex technical accounting transactions and application of U.S. GAAP. We have already begun the process to hire these resources. Once these processes have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated and our internal controls over financial reporting are effective, we will consider this material weakness fully addressed.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the six months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

Our failure to achieve and maintain an effective system of disclosure controls and internal control over financial reporting could adversely affect our financial position and lower our stock price.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable continuing listing standards of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports. Nevertheless, all internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has determined that we have not maintained adequate accounting resources with a sufficient understanding of U.S. GAAP to allow us to properly identify and account for complex technical accounting transactions and that this represents a material weakness in our internal controls as of June 30, 2022. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC.

In addition to the foregoing risks, and the other information set forth in the Quarterly Report on Form 10-Q, the reader should carefully consider the risks included in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 before making an investment decision. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During six months ended June 30, 2022, we issued an aggregate of 29,346 shares of common stock for an aggregate payment of $25,000 for professional research services.

The sale of the above securities was exempt from registration under the Securities act of 1933, as amended, in reliance on the exemption contained in Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on our belief that the offer and sale of such securities has not and will not involve a public offering. The recipient of the securities in the transaction represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in the transaction.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREDICTIVE ONCOLOGY INC.

Date: August 11, 2022	By:	/s/ J. Melville Engle
J. Melville Engle
Chief Executive Officer

Date: August 11, 2022	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith