Form 10-Q
period 2022-09-30
Predictive Oncology Inc.
filed 2022-11-10
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

☐ Yes   ☒ No

As of November 4, 2022, the registrant had 78,753,475 shares of common stock, par value $0.01 per share outstanding.

PREDICTIVE ONCOLOGY INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$25,393,738	$28,202,615
Accounts Receivable	324,708	354,196
Inventories	493,722	387,684
Prepaid Expense and Other Assets	645,153	513,778
Total Current Assets	26,857,321	29,458,273

Fixed Assets, net	2,202,102	2,511,571
Intangibles, net	3,701,603	3,962,118
Lease Right-of-Use Assets	329,565	814,454
Other Long-Term Assets	75,618	167,065
Goodwill	-	6,857,790
Total Assets	$33,166,209	43,771,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$917,271	$1,021,774
Accrued Expenses and other liabilities	1,813,580	1,262,641
Derivative Liability	22,099	129,480
Contract Liabilities	495,365	186,951
Lease Liability	219,763	639,662
Total Current Liabilities	3,468,078	3,240,508

Lease Liability – Net of current portion	5,483	239,664
Other long-term liabilities	99,770	25,415
Total Liabilities	3,573,331	3,505,587

Stockholders’ Equity:
Preferred Stock, 20,000,000 authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding	792	792
Common Stock, $.01 par value, 200,000,000 shares authorized, 78,407,473 and 65,614,597 outstanding	784,074	656,146
Additional paid-in capital	174,669,817	167,649,028
Accumulated Deficit	(145,861,805)	(128,040,282)
Total Stockholders’ Equity	29,592,878	40,265,684

Total Liabilities and Stockholders’ Equity	$33,166,209	$43,771,271

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$455,827	$313,663	$1,141,986	$944,187
Cost of goods sold	108,151	110,165	351,669	350,800
Gross profit	347,676	203,498	790,317	593,387

General and administrative expense	3,287,918	2,061,458	8,063,265	7,410,208
Operations expense	857,130	648,935	2,657,314	1,791,543
Sales and marketing expense	333,377	172,869	908,867	447,298
Loss on goodwill impairment	-	2,813,792	7,231,093	2,813,792
Total operating loss	(4,130,749)	(5,493,556)	(18,070,222)	(11,869,454)
Other income	63,047	58,830	146,524	144,122
Other expense	(2,001)	(7,413)	(5,207)	(244,214)
Gain on derivative instruments	10,219	4,122	107,381	68,884
Net loss	$(4,059,484)	$(5,438,017)	$(17,821,524)	$(11,900,662)
Net loss attributable to common shareholders per common shares-basic and diluted	$(4,059,484)	$(5,438,017)	$(17,821,524)	$(11,900,662)

Loss per common share basic and diluted	$(0.05)	$(0.08)	$(0.25)	$(0.23)

Weighted average shared used in computation – basic and diluted	78,383,878	65,406,312	71,084,454	51,272,960

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2021	79,246	$792	65,614,597	$656,146	$167,649,028	$(128,040,282)	$40,265,684
Shares issued pursuant to equity line			120,000	1,200	85,685		86,885
Shares issued to consultant & other			171,868	1,719	160,403		162,122
Vesting expense					36,518		36,518
Net loss						(3,370,715)	(3,370,715)
Balance at 03/31/2022	79,246	$792	65,906,465	$659,065	$167,931,634	$(131,410,997)	$37,180,494
Issuance of shares and warrants pursuant to May 2022 Private Offering			12,000,000	120,000	6,387,050		6,507,050
Shares issued pursuant to equity line			195,000	1,950	147,174		149,124
Shares issued to consultant & other			53,662	536	50,134		50,670
Vesting expense					39,383		39,383
Net loss						(10,391,324)	(10,391,324)
Balance at 06/30/2022	79,246	$792	78,155,127	$781,551	$174,555,375	$(141,802,321)	$33,535,397
Shares issued to consultant & other			229,212	2,292	91,708		94,000
Vesting expense			23,134	231	22,734		22,965
Net loss						(4,059,484)	(4,059,484)
Balance at 09/30/2022	79,246	$792	78,407,473	$784,074	$174,669,817	$(145,861,805)	$29,592,878

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2020	79,246	$792	19,804,787	$198,048	$110,826,949	$(108,383,108)	$2,642,681
Shares issued pursuant to agreement with former CEO related to accrued interest			100,401	1,004	142,569		143,573
Issuance of shares and warrants pursuant to Shelf offerings, net			13,488,098	134,881	14,877,611		15,012,492
Issuance of shares and warrants pursuant to February 2021 private placement, net			9,043,766	90,438	15,974,301		16,064,739
Exercise of warrants			5,247,059	52,471	4,442,799		4,495,270
Shares issued pursuant to convertible debt			1,107,544	11,075	502,936		514,011
Shares issued to consultant & other			2,665	27	(4,075)		(4,048)
Vesting expense					565,082		565,082
Net loss						(3,888,713)	(3,888,713)
Balance at 03/31/2021	79,246	$792	48,794,320	$487,944	$147,328,172	$(112,271,821)	$35,545,087
Issuance of shares and warrants pursuant to June 2021 direct placement, net			15,520,911	155,209	19,291,087		19,446,296
Shares issued pursuant to transition agreement with former CEO			400,000	4,000	(4,000)		-
Shares issued pursuant to Equity Line			572,504	5,725	582,865		588,590
Shares issued to consultant & other			47,424	474	48,238		48,802
Vesting expense					33,243		33,243
Net loss						(2,573,932)	(2,573,932)
Balance at 06/30/2021	79,246	$792	65,335,159	$653,352	$167,279,695	$(114,845,753)	$53,088,086
Exercise of warrants			22,000	220	18,370		18,590
Shares issued to consultant & other			77,191	772	97,997		98,769
Vesting expense			23,134	231	17,247		17,478
Net loss						(5,438,017)	(5,438,017)
Balance at 09/30/2021	79,246	$792	65,457,484	$654,575	$167,413,309	$(120,283,770)	$47,784,906

See Notes to Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(17,821,524)	$(11,900,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	980,381	970,488
Vesting expense	102,894	627,329
Amortization of debt discount	-	244,830
Gain on valuation of equity-linked instruments and derivative liability	(107,381)	(68,884)
Equity instruments issued consultant, and other	306,792	143,523
Loss on fixed asset disposal	1,700	5,858
Loss on goodwill impairment	7,231,093	2,813,792

Changes in assets and liabilities:
Accounts receivable	29,488	(18,315)
Inventories	(106,038)	(108,441)
Prepaid expense and other assets	(39,928)	(313,573)
Accounts payable	(104,503)	(342,525)
Accrued expenses and other liabilities	476,035	(412,952)
Contract liabilities	(64,889)	99,518
Other long-term liabilities	(19,932)	(204,807)
Net cash used in operating activities:	(9,135,812)	(8,464,821)

Cash flow from investing activities:
Purchase of fixed assets	(361,916)	(714,534)
Loan activities		(55,000)
Acquisition of intangibles	(50,180)	(50,699)
Net cash used in investing activities	(412,096)	(820,233)

Cash flow from financing activities:
Proceeds from issuance of common stock and warrants, net	6,507,050	50,523,527
Proceeds from exercise of warrants into common stock	-	4,513,860
Repayment of debt	-	(4,162,744)
Payment penalties	-	(1,073,470)
Proceeds from issuance of common stock pursuant to equity line	236,009	588,590
Repurchase of common stock upon vesting of restricted stock units	(4,028)	(11,526)
Net cash provided by financing activities	6,739,031	50,378,237

Net increase (decrease) in cash and cash equivalents	(2,808,877)	41,093,183
Cash and cash equivalents at beginning of period	28,202,615	678,332
Cash and cash equivalents at end of period	$25,393,738	$41,771,515
Non-cash transactions:
Shares issued to CEO per agreement related to accrued interest	$-	$143,573
Shares issued pursuant to convertible debt	-	514,011
Cash paid during period for:
Interest paid on debt	3,754	695,989

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

The Company operates in four primary business areas. First, we provide drug response prediction services leveraging a unique collection of more than 150,000 tumor samples, categorized by tumor type and powered by artificial intelligence to assist biopharmaceutical companies in the development of new oncology drugs primarily through our wholly owned subsidiary Helomics Holding Corporation® (“Helomics”). Second, we develop tumor-specific in vitro models for oncology drug discovery and research through our newly-acquired wholly-owned subsidiary, zPREDICTA, Inc.®. Third, we offer contract services and research focused on solubility improvements, stability studies, and protein production, primarily with our Soluble Biotech Inc.®, subsidiary. Fourth, we sell and produce the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY System® for automated, direct-to-drain medical fluid waste disposal and associated products through our incorporated division Skyline Medical Inc.® (“Skyline”).

The Company had cash and cash equivalents of $25,393,738 as of September 30, 2022 and there was no outstanding debt. The Company believes that its existing capital resources will be sufficient to support its operating plan for the next twelve months and beyond. However, the Company may also seek to raise additional capital to support its growth through additional debt, equity or other alternatives or a combination thereof. The Company currently expects to use cash on hand to fund capital and equipment investments, research and development, potential acquisitions and its operations. The Company believes such sources to be sufficient to fund its requirements over that time.

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

Cash and cash equivalents

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has a credit risk of $6,514,611 for cash amounts held in a single institution that are in excess of amounts issued by the Federal Deposit Insurance Corporation.

Receivables

Receivables are reported at the amount the Company expects to collect on balances outstanding. The Company provides for probable uncollectible amounts through charges to earnings and credits to the valuation allowance based on management’s assessment of the status of individual accounts.

Amounts recorded in accounts receivable on the condensed consolidated balance sheet include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. An allowance for doubtful accounts is maintained to provide for the estimated amount of receivables that will not be collected. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days is generally considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. There was no allowance for doubtful accounts as of both September 30, 2022 and December 31, 2021.

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

The fair value of the Company’s investment securities, which consist of cash and cash equivalents, was determined based on Level 1 inputs. The fair value of the Company’s derivative liabilities and debt were determined based on Level 3 inputs. The Company generally uses the Black Scholes method for determining the fair value of warrants classified as liabilities on a recurring basis. In addition, the Company uses the Monte Carlo method and other acceptable valuation methodologies when valuing the conversion feature and other embedded features classified as derivatives on a recurring basis. See Note 6 – Derivatives.

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers, software, and office equipment	3	-	10
Leasehold improvements (1)	2	-	5
Manufacturing tooling	3	-	7
Laboratory equipment	4	-	10
Demo equipment		3

(1)	Leasehold improvements are amortized over the shorter of their useful life or the remaining lease term.

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

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets acquired. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination. Goodwill is not amortized, but is tested on an annual basis for impairment at the reporting unit level as of December 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

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

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all asset classes. Leases are accounted for at a portfolio level when similar in nature with identical or nearly identical provisions and with similar effective dates and lease terms.

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

Revenue from Clinical Testing

The Precision Oncology Insights are clinical diagnostic testing, comprised of the Company’s Tumor Drug Response Testing (formerly ChemoFx) and Genomic Profiling (formerly BioSpeciFx) tests. The Tumor Drug Response test determines how a patient’s tumor specimen reacts to a panel of various chemotherapy drugs, while the Genomic Profiling test evaluates the expression of a particular gene related to a patient’s tumor specimen. Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The estimated uncollectible amounts are generally considered implicit price concessions that are a reduction in revenue. Helomics’ payment terms vary by the agreements reached with insurance carriers and Medicare. The Company’s performance obligations are satisfied at one point in time when test reports are delivered.

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

The Company recognizes revenue from these patients when contracts as defined in ASC 606, Revenue from Contracts with Customers, are established at the amount of consideration to which it expects to be entitled or when the Company receives substantially all the consideration subsequent to the performance obligations being satisfied. The Company’s standard payment terms for hospital and patient direct bill are 30 days after invoice date. This revenue stream is reported under the Helomics segment.

CRO Revenue

Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. The Company typically uses an input method that recognizes revenue based on the Company’s efforts to satisfy the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on the basis of the standalone-selling price of each distinct good or service in the contract. Advance payments received in excess of revenues recognized are classified as contract liabilities until such time as the revenue recognition criteria have been met. Payment terms are net 30 from the invoice date, which is sent to the customer as the Company satisfies the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. This revenue stream is reported under the Helomics and zPREDICTA segments.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. Accounts receivable totaled $324,708 and $354,196 as of September 30, 2022 and December 31, 2021, respectively.

The Company’s contract liabilities relate to CRO services agreements and maintenance plans and as of September 30, 2022 and December 31, 2021 were $495,365 and $186,951, respectively.

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

The fair value of each option and warrant grant is estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	For the nine months ended September 30,
	2022	2021
	Stock Options
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	86.5% - 92.2%	84.8% - 89.6%
Risk-free interest rate	1.83% - 3.43%	0.93% - 1.45%
Expected life (years)	10	10
	Warrants
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	92.2%	84.8% - 89.6%
Risk-free interest rate	2.96% - 2.97%	0.42% - 1.04%
Expected life (years)	5 - 5.5	5 - 5.5

Research and Development

Research and development costs are charged to operations expense as incurred. Research and development costs were $116,763 and $234,357 for the nine months ended September 30, 2022 and 2021, respectively.

Other Expense

Other expense for the three and nine months ended September 30, 2021 consisted primarily of interest expense, payment premium, amortization of original issue discounts, and loss on debt extinguishment associated with the Company’s notes payable.

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

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. The Company has a credit risk of $6,514,611 for cash amounts held in a single institution that are in excess of amounts issued by the Federal Deposit Insurance Corporation.

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

NOTE 2 – INVENTORIES

Inventory balances are as follows:

	As of September 30, 2022	As of December 31, 2021

Finished goods	$333,334	$193,287
Raw materials	160,388	183,410
Work-In-Process	-	10,987
Total	$493,722	$387,684

NOTE 3 – FIXED ASSETS

The Company’s fixed assets consist of the following:

	As of September 30, 2022	As of December 31, 2021
Computers, software, and office equipment	$539,036	$517,488
Leasehold improvements	537,696	428,596
Laboratory equipment	3,685,560	3,456,091
Manufacturing tooling	121,120	121,120
Demo equipment	31,555	56,614
Total	4,914,967	4,579,909
Less: Accumulated depreciation and amortization	(2,712,865)	(2,068,338)
Total Fixed Assets, Net	$2,202,102	$2,511,571

Depreciation expense was $227,135 and $237,742 for the three months ended September 30, 2022 and 2021, respectively and $669,686 and $720,736 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 4 – INTANGIBLE ASSETS AND GOODWILL

The components of intangible assets were as follows:

	As of September 30, 2022			As of December 31, 2021
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Impairment	Net Carrying Amount
Patents & Trademarks	$503,495	$(248,768)	$254,727	$453,314	$(230,572)	$-	$222,742
Developed Technology	3,500,000	(298,958)	3,201,042	6,382,000	(432,733)	(2,485,725)	3,463,542
Customer Relationships	200,000	(17,083)	182,917	645,000	(410,000)	(37,083)	197,917
Tradename	80,000	(17,083)	62,917	478,000	(29,343)	(370,740)	77,917
Total	$4,283,495	$(581,892)	$3,701,603	$7,958,314	$(1,102,648)	$(2,893,548)	$3,962,118

The impairment loss recognized during the year ended December 31, 2021 adjusted the carrying amount of a long-lived asset. As a result, the gross carrying cost shown as of September 30, 2022 reflects the new cost basis per ASC 360-10-35-20. Amortization expense was $103,805 and $83,619 during the three months ended September 30, 2022 and 2021, respectively and $310,695 and $249,752 during the nine months ended September 30, 2022 and 2021, respectively

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2020:

Year ending December 31,	Expense
2022	$207,442
2023	415,194
2024	415,194
2025	413,111
2026	395,194
Thereafter	1,855,468
Total	$3,701,603

The Company concluded there was no impairment of its finite-lived assets as of September 30, 2022. The Company prepared the undiscounted cash flows per ASC 360. The Company concluded that the undiscounted cash flows of the long-lived assets exceeded the carrying values.

Goodwill

Goodwill for our zPREDICTA operating segment was zero as of September 30, 2022 and $6,857,790 as of December 31, 2021. The change in value of goodwill from December 31, 2021 and September 30, 2022 was the result of identification of an immaterial error in the fair value of the acquired contract liabilities. The Company identified this error during the second quarter of 2022 and recorded an adjustment to increase the acquired goodwill and increase the contract liability by $373,303.

During the three months ended June 30, 2022, the Company identified an out-of-period error related to the application of ASC 606 with respect to the recognition of revenue associated with zPREDICTA customer contracts. As a result, the Company has recorded an adjustment to the purchase price allocation of zPREDICTA and the associated acquisition date fair values of assets acquired, and liabilities assumed. The Company has determined that $373,303 of additional contract liabilities should have been recorded which results in an increase to the fair value of goodwill acquired by the same amount to a value of $7,231,093. The Company corrected the error in the financial statements during the three months ending June 30, 2022 by increasing each contract liability and goodwill by $373,303.

The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of these corrections was not material to the consolidated financial statements as of and for the year ended December 31, 2021 nor for the quarterly period ended June 30, 2022.

The Company had previously disclosed the acquisition date fair values of assets acquired and liabilities assumed, and the consideration transferred, the following table reflects the adjustment discussed above:

Cash consideration	$10,015,941

Assets acquired:
Cash	425,727
Accounts receivable	76,549
Prepaid expenses	25,733
Intangible assets	3,780,000

Liabilities assumed:
Accrued expenses	(408,825)
Deferred tax liability	(661,658)
Contract liabilities	(452,678)

Goodwill	$7,231,093

Pro Forma

The following pro forma information presents the combined results of operations of the Company and zPREDICTA as if the acquisition of zPREDICTA had been completed on January 1, 2020, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and reflects the correction of application of ASC 606 as discussed above.

	Twelve months ended December 31, 2021	Twelve months ended December 31, 2020
	Unaudited	Unaudited
Revenue	$2,056,484	$1,815,560
Net loss attributable to common shareholders	$(19,251,734)	$(26,946,564)

Helomics reporting unit

The goodwill for our Helomics operating segment was zero as of both September 30, 2022 and December 31, 2021, and the cumulative impairment losses are $23,790,290.

zPREDICTA reporting unit

As of September 30, 2022, the cumulative impairment recorded was $7,231,093.

Goodwill balance at December 31, 2021	$6,857,790
Adjustment to fair value	373,303
Impairment	(7,231,093)
Goodwill balance at June 30, 2022	$-
Impairment	-
Goodwill balance at September 30, 2022	$-

When evaluating the fair value of the zPREDICTA reporting unit, the Company used a discounted cash flow model and market comparisons. Key assumptions used to determine the estimated fair value included: (a) expected cash flow for the 10-year period following the testing date (including net revenues, costs of revenues, and operating expenses as well as estimated working capital needs and capital expenditures) and (b) an estimated terminal value using a terminal year growth rate of 4.0% determined based on the growth prospects of the reporting unit. The Company further used a probability weighting of various forecasts to address forecast risk  The Company used an estimated discount rate of 65% based on management’s best estimate and considering the Company’s current market capitalization.

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

Equity Line

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares at a fair market value of $450,000 for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock. As of September 30, 2022, there was $8,877,820 remaining in available balance under the equity line. In connection with the May 2022 offerings, the Company agreed not to access the remaining balance for a period of one year after the closing date, or May 18, 2022. Additional issuances under this line will be dilutive. During the nine months ended September 30,2022, the Company issued 315,000 shares of its common stock valued at $236,009 pursuant to the equity line.

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

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2020	1,013,547	$5.41	7,353,376	$1.99

Issued	147,230	1.06	29,640,801	1.44
Forfeited	(92,593)	8.64	-	-
Expired	-	-	(25,233)	10.00
Exercised	(5,313)	0.74	(5,269,059)	0.86
Outstanding at December 31, 2021	1,062,871	$4.83	31,699,885	$1.66

Issued	16,410	0.49	21,062,714	0.70
Expired	(45,760)	16.06	(47,744)	23.82
Forfeited	(11,897)	1.09	-	-
Modified	-	-	(16,325,433)	1.51
Outstanding at September 30, 2022	1,021,624	$4.45	36,389,422	$0.74

Stock-based compensation expense recognized for the three months ended September 30, 2022 and 2021 was $26,993 and $29,004, respectively. Stock-based compensation expense recognized for nine months ended September 30, 2022 and 2021 was $102,894 and $627,329, respectively The Company has $17,033 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over the next 20 months and $42,070 of unrecognized compensation expense related to non-vested restricted stock units that is expected to be recognized over the next 15 months. At September 30, 2022, there were 483,333 RSUs outstanding under the plan.

NOTE 6 – DERIVATIVES

Certain warrants issued to placement agents were determined to be a derivative liability due to specific features of the warrants which could, in particular circumstances, result in the holder receiving the Black Scholes value of the outstanding warrants in the same type of consideration as the common stockholders. As a result, in those circumstances, the amount of consideration would differ from that provided to holders of common stock, therefore, the warrants were classified as a liability.

The fair value of the agent warrants issued in connection with the March 2020 private placement was determined to be $41,336 as of December 31, 2021. The Company recorded a gain on the change in fair value of the placement agent warrants of $35,474 during the nine months ended September 30, 2022 and a loss on the change in fair value of the placement agent warrants of $41,326 during the nine months ended September 30, 2021. As of September 30, 2022, the fair value of the placement agent warrants was $5,862.

The fair value of the agent warrants issued in connection with the May 2020 registered offering were determined to be $7,225 and $42,646 as of September 30, 2022 and December 31, 2021, respectively. The Company recorded a gain on the change in fair value of the placement agent warrants of $35,421 during the nine months ended September 30, 2022 and a loss on the change in fair value of the agent warrants of $39,946 during the nine months ended September 30, 2021.

The placement agent warrants issued in connection with the June 2020 warrant exercise and issuance had a fair value of $9,012 and $45,498 as of September 30, 2022 and December 31, 2021, respectively. The Company recorded a recorded a gain on the change in fair value of the placement agent warrants of $36,486 during the nine months ended September 30, 2022 and loss on the change in fair value of the agent warrants of $44,051 during the nine months ended September 30, 2021.

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance at December 31, 2020	$294,382
Gain recognized to revalue derivative instrument at fair value	(95,671)
Derivative liability balance at March 31, 2021	$198,711
Gain recognized to revalue derivative instrument at fair value	30,909
Derivative liability balance at June 30, 2021	$229,620

Derivative liability balance at December 31, 2021	$129,480
Gain recognized to revalue derivative instrument at fair value	(1,908)
Derivative liability balance at March 31, 2022	$127,572
Gain recognized to revalue derivative instrument at fair value	(95,254)
Derivative liability balance at June 30, 2022	$32,318
Gain recognized to revenue derivative instrument at fair value	(10,219)
Derivative liability balance at September 30, 2022	$22,099

NOTE 7 - LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common shareholders per common share: basic and diluted calculation	$(4,059,484)	$(5,438,017)	$(17,821,524)	$(11,900,662)

Denominator:
Weighted average common shares outstanding-basic (1)	78,383,878	65,406,312	71,084,454	51,272,960
Effect of diluted stock options, warrants, and preferred stock (2)	-	-	-	-
Weighted average common shares outstanding - diluted	78,383,878	65,406,312	71,084,454	51,272,960
Loss per common share-basic	$(0.05)	$(0.08)	$(0.25)	$(0.23)
Loss per common share- diluted	$(0.05)	$(0.08)	$(0.25)	$(0.23)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Nine Months ended September 30,
	2022	2021
Options	1,021,624	1,012,760
RSU	483,333	516,666
Warrants	36,389,422	31,725,118
Preferred stock: series B	79,246	79,246

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

The Company has four reportable segments: Helomics, zPREDICTA, Soluble and Skyline. See discussion of revenue recognition in Note 1 – Summary of Significant Accounting Policies for a description of the products and services recognized in each segment. The segment revenues and segment net losses for the three and nine months ended September 30, 2022 and 2021 are included in the table below. All revenues are earned from external customers.

Revenue

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2022	2021	2022	2021
Helomics	$1,821	$2,164	$5,543	$11,314
Soluble	29,439	27,653	64,580	76,639
zPREDICTA	170,816	-	261,099
Skyline	253,751	282,675	809,875	853,063
Corporate	-	1,171	889	3,171
Total	$455,827	$313,663	$1,141,986	$944,187

Segment Gain (Loss)

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2022	2021	2022	2021
Helomics	$(916,113)	$(3,739,275)	$(2,902,182)	$(6,024,129)
Soluble	(407,622)	(352,324)	(1,206,550)	(840,790)
zPREDICTA	(160,395)	-	(7,989,585)	-
Skyline	(109,408)	(102,850)	(259,444)	(378,490)
Corporate	(2,465,946)	(1,243,568)	(5,463,763)	(4,657,253)
Total	$(4,059,484)	$(5,438,017)	$(17,821,524)	$(11,900,662)

Assets

	As of September 30,	As of December 31,
	2022	2021
Helomics	$1,061,545	$1,802,792
Soluble	1,559,917	1,742,445
zPREDICTA	3,815,513	10,782,568
Skyline	15,046,253	906,977
Corporate	11,682,981	28,536,489
Total	$33,166,209	$43,771,271

NOTE 9 – RELATED PARTY TRANSACTIONS

The Audit Committee has the responsibility to review and approve all transactions to which a related party and the Company may be a party prior to their implementation, to assess whether such transactions meet applicable legal requirements. There are no material related party transactions during the three and nine months ended September 30, 2022.

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

NOTE 10 – RETIREMENT OF CHIEF EXECUTIVE OFFICER

On September 15, 2022, J. Melville Engle announced that he will retire as the Chief Executive Officer of the Company and as Chairman and a member of the Company’s board of directors, effective October 31, 2022.  To ensure an orderly transition of his responsibilities, the Company and Mr. Engle entered into a Transition and Separation Agreement dated September 15, 2022 (the “Transition Agreement”) pursuant to which Mr. Engle will continue to serve as Chief Executive Officer until October 31, 2022.  The Transition Agreement provides for, among other things, the payment of certain separation benefits to Mr. Engle following termination of his employment, contingent upon Mr. Engle signing, delivering and not rescinding or revoking a general release of claims in favor of the Company, including $524,400 in severance pay, which amount is equal to one year of Mr. Engle’s base salary, a pro-rata bonus for 2022 in the amount of $139,000, and accelerated vesting of 300,000 restricted stock units previously granted to Mr. Engle as part of the Company’s 2021 Long-Term Incentive Plan. As of September 30, 2022. $741,505 is included within Accrued expenses and other liabilities in the Company’s balance sheet for this liability.

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
●

Our capital needs to accomplish our goals, , and the adequacy of available funds, including our ability to access the capital markets, our ability to obtain additional equity funding from current or new stockholders to fund our business operations and/or future growth plans, and the dilutive effect that raising equity capital would have on the relative equity ownership of our existing investors;

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

Overview

We operate in four primary business areas. First, we provide drug response prediction services leveraging a unique collection of more than 150,000 tumor samples, categorized by tumor type and powered by artificial intelligence to assist biopharmaceutical companies in the development of new oncology drugs primarily through our wholly owned subsidiary Helomics Holding Corporation® (“Helomics”). Second, we develop tumor-specific in vitro models for oncology drug discovery and research through our newly acquired wholly-owned subsidiary, zPREDICTA, Inc.®. Third, we offer contract services and research focused on solubility improvements, stability studies, and protein production, primarily with our Soluble Biotech Inc.®, subsidiary. Fourth, we sell and produce the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY System® for automated, direct-to-drain medical fluid waste disposal and associated products through our incorporated division Skyline Medical Inc. (“Skyine”).

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

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $4,059,484 and $5,438,017 for the three months ended September 30, 2022, and September 30, 2021, respectively. As of September 30, 2022, and December 31, 2021, we had an accumulated deficit of $145,861,805 and $128,040,282, respectively.

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

Results of Operations

Comparison of three and nine months ended September 30, 2022 and September 30, 2021

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Difference	2022	2021	Difference
Revenue	$455,827	$313,663	$142,164	$1,141,986	$944,187	$197,799
Cost of goods sold	108,151	110,165	2,014	351,669	350,800	(869)
General and administrative expense	3,287,918	2,061,458	(1,226,460)	8,063,265	7,410,208	(653,057
Operations expense	857,130	648,935	(208,195)	2,657,314	1,791,543	865,771
Sales and marketing expense	333,377	172,869	(160,508)	908,867	447,298	461,569

Revenue. We recorded revenue of $455,827 and $313,663 in the three months ended September 30, 2022 and 2021, respectively. We sold a net of 2 and 3 STREAMWAY System units during the three months ended September 30, 2022 and 2021, respectively.

We recorded revenue of $1,141,986 and $944,187 in the nine months ended September 30, 2022 and 2021, respectively. Revenue was primarily derived from the Skyline business. The nine months ended September 30, 2022 also included $261,099 from our zPREDICTA division. The Soluble reportable segment recorded $64,580 and $76,639 during the nine months ended September 30, 2022 and 2021 and there was an additional $5,543 and $11,314 from our Helomics reportable segment during the nine months ended September 30, 2022 and 2021, respectively. There were 7 and 10 sales of STREAMWAY units in the nine months ended September 30, 2022 and 2021 respectively.

Cost of goods sold. Cost of sales was $108,151 and $351,669 in the three and nine months ended September 30, 2022 and $110,165 and $350,800 in the three and nine months ended September 30, 2021, respectively. The gross profit margin was approximately 76% and 69% in the three and nine months ended September 30, 2022 compared to 65% in both of the prior year periods. Our margins increased in the three months ended September 30, 2022 due to a larger portion of revenue being generated from our CRO services from our zPREDICTA subsidiary. Our margins decreased in the nine-month period in the current year as costs were higher, specifically related to disposables.

General and administrative expense. General and administrative (“G&A”) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees, and general office expenses.

G&A expense increased by $1,226,460 for the three months ended September 30, 2022 compared to 2021. The increase was primarily due to higher employee related expenses due to acquisition of the zPREDICTA reportable segment, costs associated with the consolidation of our TumorGenesis division to Pittsburgh and the retirement of our CEO, offset by other costs due to changes in headcount. Other increases were driven by higher professional and outside services.

G&A expenses increased by $653,057 for the nine months ended September 30, 2022 compared to 2021. The increase was primarily due to expenses associated with the retirement of our CEO, offset by lower professional fees for legal and investor relations services, offset by increased corporate insurance expenses and employee related expenses due to increased headcount including the acquisition of the zPREDICTA reportable segment.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing.

Operations expense increased by $208,195 to $857,130 in the three months ended September 30, 2022 compared to 2021 and increased by $865,771 to $2,657,314 in the nine months ended September 30, 2022 compared to 2021. The increase was primarily due to higher staff related expenses including the increased headcount at our zPREDICTA reportable segment, partially offset by lower research and development expenses.

Sales and marketing expense. Sales and marketing expense consisted of expenses required to sell products through independent reps, attendance at trade shows, product literature and other sales and marketing activities.

Sales and marketing expense increased by $160,508 to $333,377 in the three months ended September 30, 2022 compared to $172,869 in the comparable period in 2021. Such expenses in 2021 related almost entirely to our corporate marketing and business development staffing and sales support for our Skyline business. The increase in 2022 was a direct result of the increases in marketing and business development staff in 2022. Sales and Marketing increased by $461,569 to $908,867 in the nine months ended September 30, 2022 compared to 2021. The increase was driven by increased staff related expenses and other advertising and marketing expenses.

Loss in Goodwill Impairment. We recognized no goodwill impairment charge for the three months ended September 30, 2022 compared to a goodwill impairment charge of $2,813,792 for the comparable period in 2021. We recognized a goodwill impairment charge of $7,231,093 related to the zPREDICTA segment during the nine months ended September 30, 2022 compared to goodwill impairment charge of $2,813,792 related to the Helomics segment during the comparable period in 2021.

Other income. We earned other income of $63,047 in the three months ended September 30, 2022 compared to $58,830 in the comparable period in 2021 and earned other income of $146,524 in the nine months ended September 30, 2022, compared to $144,122 in the comparable in 2021. Other income included interest and dividend income.

Other expense. We incurred other expense of $2,001 in the three months ended September 30, 2022 compared to $7,413 in the comparable period in 2021 and other expense of $5,207 in the nine months ended September 30, 2022 compared to $244,214 in the comparable period in 2021. Other expense in 2022 consisted primarily of net interest expense. Net interest expense was significantly lower in the nine-month period due to the repayment of our remaining debt in the first quarter of 2021.

Gain on derivative instruments. We recorded a gain of $10,219 in the three months ended September 30, 2022 compared to a gain of $4,122 in the comparable period in 2021 and incurred gains of $107,381 in the nine months ended September 30, 2022, compared to gains of $68,884 in the comparable period in 2021 related to the changes in fair market value on derivatives.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $9,135,812 and $8,464,821 for the nine months ended September 30, 2022 and September 30, 2021, respectively. Cash used in operating activities increased in the 2022 period primarily because of the increase in cash used for working capital and higher operating costs.

Cash flows used in investing activities was $412,096 and $820,233 for the nine months ended September 30, 2022 and September 30, 2021, respectively. Cash used in these periods was from the acquisition of fixed assets and cash used to maintain our intangible assets.

Net cash provided by financing activities was $6,739,031 and $50,378,237 for the nine months ended September 30, 2022 and September 30, 2021, respectively. The cash provided in the nine months ended September 30, 2022 was primarily due to proceeds from the issuance of common stock and warrants in connection with the May 2022 offering and the issuance of common stock pursuant to the equity line agreement. The cash provided in the nine months ended September 30, 2021 was primarily due to proceeds from issuance of common stock and warrants in six financing transactions and the exercise of warrants by investors, in addition to proceeds from the issuance of common stock pursuant to the equity line agreement, offset by the repayment of outstanding debt.

Liquidity and Plan of Financing

We have incurred a net loss in each of our annual periods since our inception. We incurred a net loss of $17,821,524 for the nine months ended September 30, 2022. On September 30, 2022, we had $25,393,738 in cash. In addition to our cash, we also have access to additional capital through our $15,000,000 equity line with a remaining available balance of $8,877,820, subject to requirements for market conditions including trading volume and stock price, and subject to other limitations. In connection with the May 2022 offerings, we agreed not to access the remaining balance under the equity line for a period of one year after the closing date, or May 18, 2023.

Since our inception, we have received net proceeds from the sale of our common stock (through our initial public offering and subsequent public offerings, including at-the-market offerings) which have funded our operations. We believe that our existing capital resources will be sufficient to support our operating plan for the next twelve months and beyond. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital. We may also seek to raise additional capital to support our growth through the incurrence of additional debt, the sale of equity or other alternatives (including asset sales) or a combination thereof. Such additional capital may not be available on terms acceptable to us or at all. If we raise funds by issuing equity or equity-linked securities, the ownership of some or all of our stockholders will be diluted, and the holders of new equity securities may have priority rights over our existing stockholders. If adequate funds are not available, we may be required to curtail operations significantly or obtain funds by entering into agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the recent decline in economic activity caused by events such as the armed conflict between Russia and Ukraine and by the COVID pandemic, together with the deterioration and/or volatility of the credit and capital markets, could have an adverse impact on potential sources of future financing.

Financing Transactions

We have funded our operations through a combination of debt and equity instruments including short-term borrowings, and a variety of debt and equity offerings.

May 2022 Offerings

On May 16, 2022, the Company, issued and sold to several institutional and accredited investors pursuant in a registered direct offering (the “First Offering”) an aggregate of 3,837,280 shares of its common stock, at a purchase price of $0.60 per share. Pursuant to the securities purchase agreement, in a concurrent private placement, the Company also issued to these purchasers unregistered warrants to purchase up to an aggregate of 3,837,280 shares of common stock (the “Warrants”). The Warrants have an exercise price equal to $0.70 per share, will become exercisable six months from the date of issuance, and will expire five and one-half years from the date of issuance.

In addition, in a concurrent registered direct offering (the “Second Offering”), on May 16, 2022, the Company entered into a securities purchase agreement with several institutional and accredited investors pursuant to which the Company issued and sold to several institutional and accredited investors pursuant an aggregate of 8,162,720 shares of its common stock, at a purchase price of $0.60 per share. The Company also entered into a warrant amendment agreement (the “Warrant Amendment”) with each of the purchasers in the Second Offering. Under the Warrant Amendment, certain existing warrants to purchase up to 16,325,435 shares of common stock that were previously issued in 2020 and 2021 to those purchasers, with exercise prices ranging from $1.00 to $2.00 per share (the “Existing Warrants”), were amended to: (i) lower the exercise price of the Existing Warrants to $0.70 per share, (ii) provide that the Existing Warrants, as amended, will not be exercisable until six months following the closing date of the Second Offering, and (iii) extend the original expiration date of the Existing Warrants by five and one-half years following the close of the Second Offering.

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

Equity Line

On October 24, 2019, the Company entered into an equity purchase agreement with an investor, providing for an equity financing facility. Upon the terms and subject to the conditions in the purchase agreement, the investor is committed to purchase shares having an aggregate value of up to $15,000,000 of the Company’s common stock for a period of up to three years. The Company issued to the investor 104,651 commitment shares at a fair market value of $450,000 for entering into the agreement. From time to time during the three-year commitment period, provided that the closing conditions are satisfied, the Company may provide the investor with put notices to purchase a specified number of shares subject to certain limitations and conditions and at specified prices, which generally represent discounts to the market price of the common stock. As of September 30, 2022, there was an available balance of $8,877,820 under the equity line. In connection with the May 2022 offerings, the Company agreed not to access the remaining balance for a period of one year after the closing date, or May 18, 2022. Additional issuances under this line will be dilutive. During the nine months ended September 30, 2022, the Company issued 315,000 shares of its common stock valued at $236,009 pursuant to the equity line.

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

Based on their evaluation as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022 due to the material weakness in internal controls regarding adequate accounting resources, as described below.

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

Material Weakness Remediation Activities. To remediate the material weakness in our internal control over financial reporting described above, we have reevaluated our overall staffing levels within the accounting department and have determined we need to hire additional resources with qualifications that include a high level of experience with complex technical accounting transactions and application of U.S. GAAP. We have hired these resources. Once these processes have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated and our internal controls over financial reporting are effective, we will consider this material weakness fully addressed.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding sales of unregistered securities during the prior year periods covered hereby has been included in previous reports on Form 8-K or 10-K. The following is a summary of our transactions during the nine months ended September 30, 2022 involving sales of our securities that were not registered under the Securities Act:

During the nine months ended September 30, 2022, we issued an aggregate of 29,346 shares of common stock for an aggregate payment of $25,000 for professional research services.

The sale of the above securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption from federal registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on our belief that the offer and sale of such securities has not and will not involve a public offering. The recipient of the securities in the transaction represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in the transaction.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREDICTIVE ONCOLOGY INC.

Date: November 10, 2022	By:	/s/ Raymond F. Vennare
Raymond F. Vennare
Chief Executive Officer

Date: November 10, 2022	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amendment to Second Amended and Restated Bylaws of Predictive Oncology Inc., dated September 9, 2022 (Filed on September 14, 2022 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference). Exhibit 3.1

3.2

Second Amended and Restated Bylaws effective as of September 9, 2022 (Filed on September 30, 2022 as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference). Exhibit 3.2

10.1

Amended and Restated Employment Agreement, effective as of August 1, 2022, by and between Julia Kirshner and Predictive Oncology Inc. (Filed on July 26, 2022 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference). Exhibit 10.1

10.2

Transition and Separation Agreement dated September 15, 2022 by and between J. Melville Engle and Predictive Oncology Inc. (Filed on September 16, 2022 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference). Exhibit 10.2

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith