Form 10-Q
period 2023-03-31
Predictive Oncology Inc.
filed 2023-05-15
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

☐ Yes ☒ No

As of May 8, 2023, the registrant had 4,005,230 shares of common stock, par value $0.01 per share outstanding.

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 8, 2023, the registrant had 4,005,230 shares of common stock, par value $0.01 per share outstanding, adjusted for a one-for-twenty reverse stock split effective for trading purposes on April 24, 2023, as described in Note 1 to the unaudited, Condensed Consolidated Financial Statements under “Nature of Operations and Continuation of Operations”. In this report all numbers of shares and per share amounts, as appropriate, have been restated to reflect the reverse stock split.

PREDICTIVE ONCOLOGY INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$18,597,119	$22,071,523
Accounts Receivable	282,763	331,196
Inventories	380,292	430,493
Prepaid Expense and Other Assets	520,005	526,801
Total Current Assets	19,780,179	23,360,013

Property and Equipment, net	1,771,737	1,833,255
Intangibles, net	272,969	253,865
Lease Right-of-Use Assets	3,062,598	211,893
Other Long-Term Assets	174,096	75,618
Total Assets	$25,061,579	$25,734,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,424,484	$943,452
Accrued Expenses and Other Liabilities	1,406,069	2,229,075
Derivative Liability	12,880	13,833
Contract Liabilities	639,238	602,073
Lease Liability	427,678	94,237
Total Current Liabilities	3,910,349	3,882,670

Lease Liability – Net of current portion	2,596,845	86,082
Total Liabilities	6,507,194	3,968,752
Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, 20,000,000 authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding as of March 31, 2023 and December 31, 2022	792	792
Series F Preferred Stock, $.01 par value, 80,000 and zero shares authorized, 79,404 and zero shares outstanding at March 31, 2023 and December 31, 2022, respectively	794	-
Common Stock, $.01 par value, 200,000,000 shares authorized, 3,969,993 and 3,938,160 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	39,700	39,382
Additional Paid-in Capital	175,712,817	175,503,634
Accumulated Deficit	(157,199,718)	(153,777,916)
Total Stockholders’ Equity	18,554,385	21,765,892

Total Liabilities and Stockholders’ Equity	$25,061,579	$25,734,644

See Notes to Unaudited Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$239,895	$314,568
Cost of goods sold	120,139	109,443
Gross margin	119,756	205,125
General and administrative expense	2,335,984	2,423,651
Operations expense	878,518	891,071
Sales and marketing expense	370,237	304,467
Total operating loss	(3,464,983)	(3,414,064)
Other income	42,228	42,430
Other expense	-	(989)
Gain on derivative instruments	953	1,908
Net loss	$(3,421,802)	$(3,370,715)

Net loss per common share - basic and diluted	$(0.86)	$(1.02)

Weighted average shares used in computation - basic and diluted	3,968,099	3,291,722

See Notes to Unaudited Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2023

(Unaudited)

	Series B Preferred		Series F Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2022	79,246	$792	-	$-	3,938,160	$39,382	$175,503,634	$(153,777,916)	$21,765,892
Shares issued to consultant and other	-	-	-	-	31,833	318	200,690	-	201,008
Vesting expense	-	-	-	-	-	-	9,287	-	9,287
Series F preferred stock dividend	-	-	79,404	794	-	-	(794)	-	-
Net loss	-	-	-	-	-	-	-	(3,421,802)	(3,421,802)
Balance at 03/31/2023	79,246	$792	79,404	$794	3,969,993	$39,700	$175,712,817	$(157,199,718)	$18,554,385

See Notes to Unaudited Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2022

(Unaudited)

	Series B Preferred		Series F Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2021	79,246	$792	-	$-	3,280,750	$32,808	$168,272,366	$(128,040,282)	$40,265,684
Shares issued pursuant to equity line	-	-	-	-	6,000	60	86,825	-	86,885
Shares issued to consultant and other	-	-	-	-	8,595	86	162,036	-	162,122
Vesting expense	-	-	-	-	-	-	36,518	-	36,518
Net loss	-	-	-	-	-	-	-	(3,370,715)	(3,370,715)
Balance at 03/31/2022	79,246	$792	-	$-	3,295,345	$32,954	$168,557,745	$(131,410,997)	$37,180,494

See Notes to Unaudited Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flow from operating activities:
Net loss	$(3,421,802)	$(3,370,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237,854	323,602
Vesting expense	9,287	36,518
Common stock issued for consulting and other	11,112	162,122
Gain on valuation of equity-linked instruments and derivative liability	(953)	(1,908)
Loss on property and equipment disposal	903	1,200

Changes in assets and liabilities:
Accounts receivable	48,433	89,230
Inventories	50,201	(67,996)
Prepaid expense and other assets	(91,682)	197,123
Accounts payable	331,332	85,037
Accrued expenses	(639,611)	(581,267)
Contract liabilities	37,165	(4,325)
Other long-term liabilities	-	37,683
Net cash used in operating activities:	(3,427,761)	(3,093,696)

Cash flow from investing activities:
Purchase of property and equipment	(24,369)	(45,399)
Acquisition of intangibles	(22,274)	(34,844)
Net cash used in investing activities:	(46,643)	(80,243)

Cash flow from financing activities:
Proceeds from issuance of common stock pursuant to equity line	-	86,885
Net cash provided by financing activities	-	86,885

Net increase (decrease) in cash and cash equivalents	(3,474,404)	(3,087,054)
Cash and cash equivalents at beginning of period	22,071,523	28,202,615
Cash and cash equivalents at end of period	$18,597,119	$25,115,561
Supplemental disclosure for cash flow information:
Cash payments for interest	$-	$989
Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities	$2,922,365	$-
Series F Preferred Stock dividend	794	-
Common stock issued to settle accrued board of directors’ compensation	189,896	-
Purchase of property & equipment accrued in accounts payable	146,205	-
Acquisition of intangible assets accrued in accounts payable	3,495	-

See Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company operates in three primary business areas: first, along the drug discovery continuum (i) the application of AI for optimized, high-confidence drug-response predictions within a large experimental space that enables a more informed selection of drug/tumor combinations to increase the probability of success during development and (ii) the creation and development of tumor-specific 3D cell culture models; second, contract services and research focused on solubility improvements, stability studies, and protein production, and; third, production of the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY® System for automated fluid waste management, direct-to-drain medical fluid disposal and associated products.

The Company has determined that it will focus its resources on applying AI to support the development of optimal cancer therapies, partnering with biopharma clients to help prioritize drugs for development and identify biomarker-informed indications. Its platform provides a more informed decision tool to select optimal drug/tumor combinations to increase the probability of success during drug development. As a result of this focused approach, the Company has consolidated its brand under the Predictive Oncology name. Going forward, the Company will operate under the Predictive Oncology tradename with laboratory operations in Pittsburgh, Pennsylvania and Birmingham, Alabama. As of January 1, 2023, the Company has changed its reportable segments because of this focused approach.

The Company has three reportable segments that have been delineated by location and specialty: the Pittsburgh segment provides services that include the application of AI using its biobank of 150,000+ cancer tumor samples. Pittsburgh also utilizes 3D culture models in drug development. The Birmingham segment provides services and research using a self-contained, automated system that conducts high-throughput, self-interaction chromatography screens, using additives and excipients commonly included in protein formulations resulting in soluble and physically stable formulations of biologics focused on solubility improvements, stability studies, and protein production. The Eagan (Minnesota) segment consists of the production of the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY System for automated fluid waste management, direct-to-drain medical fluid disposal, and associated products. See Note 9 – Segments.

The Company had cash and cash equivalents of $18,597,119 as of March 31, 2023. As of March 31, 2023, there was no outstanding debt. The Company believes that its existing capital resources will be sufficient to support its operating plan for the next twelve months and beyond after these financial statements are issued. However, the Company may also seek to raise additional capital to support its growth through additional debt, equity or other alternatives or a combination thereof. The Company currently expects to use cash on hand to fund capital and equipment investments, research and development, potential acquisitions and its operations, and expects such sources to be sufficient to fund its requirements over that time.

Recent Developments

On April 19, 2023, the Company completed a one-for-twenty reverse stock split that was effective for trading purposes on April 24, 2023. All numbers of shares and per-share amounts in this report have been adjusted to reflect the reverse stock split (“Reverse Split”).

Impact of the Coronavirus Disease 2019

In response Coronavirus Disease 2019 (“COVID-19”), the Company continues to closely manage manufacturing and supply chain resources. The Company monitors its sites to protect the safety of its staff and employees. The Company continues to experience some disruption due to the global supply chain caused by COVID-19. As a result of COVID-19, the Company is also experiencing disruption due to staffing shortages within the service and healthcare industries and negative impacts on the demand for our products and services. For example, some customers are managing inventory and capital more conservatively and our suppliers continue to ask for pre-delivery deposits. The Company is monitoring and taking actions to mitigate potential risks of these shortages and delays which may impact the Company’s ability to obtain new contracts, the fulfillment of product demand and to meet its contract obligations. The extent to which COVID-19 may impact the Company’s financial condition and results of operations remains uncertain and is dependent on numerous evolving factors, including the measures being taken by authorities to mitigate against the spread of COVID-19, the emergence of new variants and the effectiveness of vaccines and therapeutics. The continuation or re-implementation of these measures remains uncertain. These factors may remain prevalent for a significant period of time even after the pandemic subsides, including due to a continued or prolonged recession in the U.S. or other major economies. The impacts of the COVID-19 pandemic, as with any adverse public health developments, could have a material adverse effect on our business, results of operations, liquidity or financial condition and heighten or exacerbate risks described in our Annual Report on Form 10-K filed with the SEC on March 21, 2023.

Interim Financial Statements

The Company has prepared the condensed consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim condensed consolidated financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which in the opinion of management, are necessary to present fairly the Company’s position, the results of its operations, and its cash flows for the interim periods. These interim condensed consolidated financial statements reflect all intercompany eliminations. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto contained in the Annual Report on Form 10-K filed with the SEC on March 21, 2023. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

Reclassifications

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year presentation. The reclassifications had no effect on previously reported results of operations, cash flows or stockholders’ equity.

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

Amounts recorded in accounts receivable on the condensed consolidated balance sheet include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. An allowance is maintained to provide for the estimated amount of receivables that will not be collected. We determine the allowance based on historical experience as well as external business factors expected to impact collectability such as economic factors. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days is generally considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The allowance for accounts receivable balance was $0 as of both March 31, 2023 and December 31, 2022.

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

The fair value of the Company’s investment securities, which consist of cash and cash equivalents, was determined based on Level 1 inputs. The fair value of the Company’s derivative liabilities were determined based on Level 3 inputs. The Company generally uses the Black Scholes method for determining the fair value of warrants classified as liabilities on a recurring basis. In addition, the Company uses the Monte Carlo method and other acceptable valuation methodologies when valuing the conversion feature and other embedded features classified as derivatives on a recurring basis. See Note 6 – Derivatives.

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

Upon retirement or sale of property and equipment, the cost and related accumulated depreciation or amortization are removed from the condensed consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations expense as incurred.

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

To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company first has the option to assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgement. Pursuant to ASU 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The Company also completes a reconciliation between the implied equity valuation prepared and the Company’s market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs. See Note 4 – Intangible Assets.

Leases

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

All amounts billed to a customer in a sales transaction for medical devices related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been included in revenue. Costs related to such shipping and handling billing are classified as cost of goods sold. This revenue stream is reported under the Eagan reportable segment.

Revenue from Clinical Testing

Clinic diagnostic testing is comprised of our Tumor Drug Response Testing (“ChemoFx”) and Genomic Profiling (“BioSpeciFx”) tests. The Tumor Drug Response Testing test determines how a patient’s tumor specimen reacts to a panel of various chemotherapy drugs, while the Genomic Profiling test evaluates the expression and/or status of a particular gene related to a patient’s tumor specimen. Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The estimated uncollectible amounts are generally considered implicit price concessions that are a reduction in revenue. Pittsburgh’s payments terms vary by the agreements reached with insurance carriers and Medicare. The Company’s performance obligations are satisfied at one point in time when test reports are delivered.

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

The Company recognizes revenue from these patients when contracts, as defined in ASC 606, Revenue from Contracts with Customers, are established at the amount of consideration to which it expects to be entitled or when the Company receives substantially all of the consideration subsequent to the performance obligations being satisfied. The Company’s standard payment term for hospital and patient direct bill is 30 days after the invoice date. This revenue stream is reported under the Pittsburgh segment.

Contract Research Organization (“CRO”) and AI-Driven Business

Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. The Company typically uses an input method that recognizes revenue based on the Company’s efforts to satisfy the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on the basis of the standalone-selling price of each distinct good or service in the contract. Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met. Payment terms are net 30 from the invoice date, which is sent to the customer as the Company satisfies the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. This revenue stream is reported under the Birmingham and Pittsburgh segments.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. Accounts receivable totaled $282,763 and $331,196 as of March 31, 2023 and December 31, 2022, respectively.

The Company’s contract liabilities related primarily to 3D services and maintenance plans of $639,238 and $602,073 as of March 31, 2023 and December 31, 2022, respectively.

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	For the three months ended March 31,
	2023	2022
	Stock Options
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	90.8%	86.5%
Risk-free interest rate	3.38% - 3.55%	1.83% - 1.92%
Expected life (years)	10	10

On January 1, 2023, the Company adopted a sequencing policy under ASC 815-40-35 (“ASC 815”) whereby in the event that reclassification of contracts from equity to liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain financial instruments with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive financial instruments, with the earliest financial instruments receiving the first allocation of shares. Pursuant to ASC 815, issuance of stock-based awards to the Company’s employees are not subject to the sequencing policy.

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs were $38,805 and $68,219 for the three months ended March 31, 2023 and 2022, respectively.

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

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. As of March 31, 2023, the Company has $57,750 of credit risk for cash amounts held in a single institution that are in excess of amounts insured by the Federal Deposit Insurance Corporation.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. The Company adopted the provisions of ASU 2016-13 on January 1, 2023; the adoption did not have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. As a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those annual periods. Early adoption is permitted, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company early adopted ASU 2020-06 on January 1, 2023 and its adoption did not have a material impact on the Company’s financial statements.

NOTE 2 – INVENTORIES

Inventory balances are as follows:

	As of March 31, 2023	As of December 31, 2022

Finished goods	$275,654	$290,616
Raw materials	97,944	133,183
Work-In-Process	6,694	6,694
Total	$380,292	$430,493

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consist of the following:

	As of March 31, 2023	As of December 31, 2022
Computers, software, and office equipment	$485,837	$463,292
Leasehold improvements	669,067	535,527
Laboratory equipment	3,559,362	3,559,362
Manufacturing tooling	133,285	121,120
Demo equipment	31,555	31,554
Total	4,879,106	4,710,855
Less: Accumulated depreciation	(3,107,369)	(2,877,600)
Total Property and Equipment, Net	$1,771,737	$1,833,255

Depreciation expense, recorded within general and administrative expenses, was $231,189 and $220,078 during the three months ended March 31, 2023 and 2022, respectively.

NOTE 4 – INTANGIBLE ASSETS

The components of intangible assets were as follows:

	As of March 31, 2023			As of December 31, 2022
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Impairment	Net Carrying Amount
Patents & Trademarks	$534,847	$(261,878)	$272,969	$509,141	$(255,276)	$-	$253,865
Developed Technology	-	-	-	3,500,000	(386,459)	(3,113,541)	-
Customer Relationships	-	-	-	200,000	(22,083)	(177,917)	-
Tradename	-	-	-	80,000	(22,083)	(57,917)	-
	$534,847	$(261,878)	$272,969	$4,289,141	$(685,901)	$(3,349,375)	$253,865

Amortization expense, recorded within general and administrative expenses, was $6,665 and $103,524 during the three months ended March 31, 2023 and 2022, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2023:

Year ending December 31,	Expense
Remainder of 2023	$20,057
2024	26,743
2025	26,743
2026	26,743
2027	26,743
Thereafter	145,940
Total	$272,969

The Company concluded there was no impairment of its finite-lived assets as of March 31, 2023.

NOTE 5 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

Series F Preferred Stock Dividend and Reverse Stock Split

On March 16, 2023, the Board of Directors of the Company authorized the issuance of 80,000 shares of Series F Preferred Stock, par value $0.01 per share.

On March 16, 2023, the Board of Directors of the Company declared a dividend of one one-thousandth of a share of Series F Preferred Stock, par value $0.01 per share, for each outstanding share of the Company’s common stock held on record as of March 27, 2023. 79,404 shares of Series F Preferred Stock were issued pursuant to the stock dividend. Each share of Series F Preferred Stock entitled the holder thereof to 1,000,000 votes per share to vote together with the outstanding shares of common stock of the Company as a single class to adopt an amendment to the Company’s Certificate of Incorporation to affect a reverse stock split. See Note 10 - Subsequent Events.

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

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2021	53,144	$96.60	1,584,995	$33.20

Issued	1,599	8.40	1,053,136	14.00
Forfeited	(2,013)	17.60	-	-
Expired	(3,677)	208.40	(5,422)	329.60
Cancelled	-	-	(816,272)	30.20
Outstanding at December 31, 2022	49,053	$91.69	1,816,437	$22.60

Issued	488	6.70	-	-
Forfeited	-	-	-	-
Expired	(1,736)	148.58	(4,058)	200.00
Outstanding at March 31, 2023	47,805	$84.88	1,812,379	$22.20

Stock-based compensation expense recognized for three months ended March 31, 2023 and March 31, 2022 was $9,287 and $36,518, respectively. The Company has $5,584 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over the next 21 months and $19,971 of unrecognized compensation expense related to non-vested restricted stock units that is expected to be recognized over the next 10 months. At March 31, 2023, there were 2,500 restricted stock units (“RSUs”) outstanding under the plan.

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

The fair value of the placement agent warrants issued in connection with the March 2020 private placement was determined to be $2,936 and $3,355 as of March 31, 2023 and December 31, 2022, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $419 and $1,190 during the three months ended March 31, 2023 and March 31, 2022, respectively. The placement agent warrants expire in March 2025.

The fair value of the placement agent warrants issued in connection with the May 2020 offering of securities was determined to be $4,144 and $4,479 as of March 31, 2023 and December 31, 2022, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $335 and $505 during the three months ended March 31, 2023 and March 31, 2022, respectively. The placement agent warrants expire in May 2025.

The placement agent warrants issued in connection with the June 2020 warrant exercise and issuance had a fair value of $5,800 and $5,999 as of March 31, 2023 and December 31, 2022, respectively. The Company recorded a recorded gains on the change in fair value of the placement agent warrants of $199 and $213 during the three months ended March 31, 2023 and March 31, 2022, respectively. The placement agent warrants expire in June 2025.

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance at December 31, 2021	$129,480
Gain recognized to revalue derivative instrument at fair value	(1,908)
Derivative liability balance at March 31, 2022	$127,572

Derivative liability balance at December 31, 2022	$13,833
Gain recognized to revalue derivative instrument at fair value	(953)
Derivative liability balance at March 31, 2023	$12,880

NOTE 7 – LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders: basic and diluted calculation	$(3,421,802)	$(3,370,715)

Denominator:
Weighted average common shares outstanding-basic	3,968,099	3,291,722
Effect of diluted stock options, warrants, and preferred stock (1)	-	-
Weighted average common shares outstanding - diluted	3,968,099	3,291,722
Loss per common share-basic and diluted	$(0.86)	$(1.02)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options	47,805	51,529
Restricted Stock Units	2,500	22,084
Warrants	1,812,379	1,583,063
Series B Convertible Preferred Stock	16	16

There were 79,246 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2023 and March 31, 2022. Each share of Series B Convertible Preferred Stock was convertible to 16 shares of common stock as of March 31, 2023 and March 31, 2022 due to the cumulative effect of reverse stock splits.

NOTE 8 – LEASES

The Company’s corporate offices are located in Eagan, Minnesota. The Company leases 5,773 square feet at this location, of which 2,945 square feet is used for office space and 2,828 is used for manufacturing. The lease is month-to-month tenancy.

The offices of our Helomics subsidiary are located in Pittsburgh, Pennsylvania. Upon expiration of previous leases for office space and laboratory operations, the Company entered two new leases on January 4, 2023 for 20,835 square feet, of which approximately 4,418 square feet are used for office space and 16,417 square feet is used for laboratory operations. The leases each have an approximate five-year term ending February 28, 2028 and the Company recorded corresponding ROU assets and liabilities of $2,922,365.

The Company has additional office and warehouse space located in Birmingham, Alabama. The Company leases approximately 5,274 square feet at this location. The lease is effective through  August 25, 2025.

Lease expense, recorded within general and administrative expenses, was $214,015 and $179,788 for the three months ended on March 31, 2023 and March 31, 2022, respectively.

The following table summarizes other information related to the Company’s operating leases:

March 31, 2023
Weighted average remaining lease term – operating leases in years	4.76
Weighted average discount rate – operating leases	12%

The Company’s operating lease obligations as of March 31, 2023 are as follows:

Remainder of 2023	$566,485
2024	844,933
2025	839,665
2026	803,724
2027	827,909
Thereafter	139,022
Total lease payments	4,021,738
Less: interest	(997,215)
Present value of lease liabilities	$3,024,523

NOTE 9 – SEGMENTS

The Company has determined that it will focus its resources on applying AI to support the development of optimal cancer therapies, partnering with biopharma clients to help prioritize drugs for development and identify biomarker-informed indications. Its platform provides a more informed decision tool to select optimal drug/tumor combinations to increase the probability of success during drug development. As a result of this focused approach, the Company has consolidated its brand under the Predictive Oncology name. Going forward, the Company will operate under the Predictive Oncology tradename with laboratory operations in Pittsburgh, Pennsylvania and Birmingham, Alabama. As of January 1, 2023, we have changed our reportable segments because of this focused approach.

The Company has three reportable segments that have been delineated by location and specialty: the Pittsburgh segment provides services that include the application of AI using its biobank of 150,000+ cancer tumor samples. Pittsburgh also utilizes 3D culture models in drug development. The Birmingham segment provides services and research using a self-contained, automated system that conducts high-throughput, self-interaction chromatography screens, using additives and excipients commonly included in protein formulations resulting in soluble and physically stable formulations of biologics focused on solubility improvements, stability studies, and protein production. The Eagan (Minnesota) segment consists of the production of the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY System for automated fluid waste management, direct-to-drain medical fluid disposal, and associated products.

The Company has determined its operating segments in accordance with ASC 280 – Segment Reporting. Factors used to determine the Company’s reportable segments include the availability of separate financial statements, the existence of locally based leadership across geographic regions, the economic factors affecting each segment, and the evaluation of operating results at the segment level. The Chief Operating Decision Maker (“CODM”) allocates the Company’s resources for each of the operating segments and evaluates their relative performance. Each operating segment listed below has separate financial statements and locally based leadership that are evaluated based on the results of their respective segments. It should be noted that the operating segments below have different products and services. The financial information is condensed, consolidated and evaluated regularly by the CODM in assessing performance and allocating resources.

See discussion of revenue recognition in Note 1 – Summary of Significant Accounting Policies for a description of the products and services recognized in each segment. The segment revenues and segment net losses for the three months ended March 31, 2023 and 2022 are included in the table below. zPREDICTA Inc. was merged with Predictive Oncology Inc. at the end of 2022 and is now reported as part of the Pittsburgh operating segment. All revenues are earned from external customers.

Revenue

	Three Months Ended
	March 31,
	2023	2022
Pittsburgh	$10,627	$21,980
Eagan	215,619	279,270
Birmingham	13,649	12,916
Corporate	-	402
Total	$239,895	$314,568

Segment Gain (Loss)

	Three Months Ended
	March 31,
	2023	2022
Pittsburgh	$(1,159,105)	$(1,314,513)
Eagan	(285,397)	(48,602)
Birmingham	(482,696)	(402,828)
Corporate	(1,494,604)	(1,604,772)
Total	$(3,421,802)	$(3,370,715)

Assets

	As of	As of
	March 31,	December 31,
	2023	2022
Pittsburgh	$3,746,088	$1,055,228
Eagan	1,125,840	946,394
Birmingham	1,441,002	1,353,434
Corporate	18,748,649	22,379,588
Total	$25,061,579	$25,734,644

NOTE 10 – SUBSEQUENT EVENTS

Reverse Stock Split

On April 19, 2023, the Company completed a one-for-twenty reverse stock split that was effective for trading purposes on April 24, 2023. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number. The number of authorized shares of common stock under the Company’s certificate of incorporation, as amended, remained unchanged at 200,000,000 shares. All numbers of shares and per-share amounts in this report have been adjusted to reflect the reverse split. Proportionate reductions were made to the number of shares of common stock reserved for future issuance under our 2012 Equity Incentive Plan and the number of shares of common stock that may be issued upon exercise or vesting of outstanding equity incentive awards and warrants, and proportionate increases were made to the exercise price or share-based performance criteria, if any, applicable to such awards and warrants.

Redemption of Series F Preferred Stock

On April 17, 2023, the Company convened a special meeting of stockholders, which was adjourned due to the lack of a quorum and reconvened on April 19, 2023 (the “Special Meeting”), at which the Company’s stockholders approved a proposal to amend the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at a ratio in the range of 1-for-2 to 1-for-25, with such ratio to be determined by the Company’s Board of Directors (the “Reverse Split Proposal”). All shares of Series F Preferred Stock that were not present in person or by proxy at the Special Meeting as of immediately prior to the opening of the polls (the “Initial Redemption Time”) were automatically redeemed (the “Initial Redemption”). All outstanding shares of Series F Preferred Stock that were not been redeemed pursuant to an Initial Redemption were redeemed automatically upon the approval by the Company’s stockholders of the Reverse Split Proposal (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). As of March 31, 2023, there were 79,404 shares of Series F Preferred Stock issued and outstanding. Both the Initial Redemption and the Subsequent Redemption occurred on April 19, 2023. As a result, no shares of Series F Preferred Stock remain outstanding.

NASDAQ Notice of Compliance

On May 8, 2023, the Company received a notification letter from the Listing Qualifications Department of the Nasdaq Stock Market Inc. (the “Nasdaq”). According to the notification letter, the staff of Nasdaq has determined that for the last 10 consecutive business days, from April 24, 2023 to May 5, 2023, the closing bid price of the Company’s common stock has been at $1.00 per share or greater, and the Company has regained compliance with the minimum bid price requirement set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes thereto set forth in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2022.

This Form 10-Q contains “forward-looking statements” that indicate certain risks and uncertainties, many of which are beyond our control. Actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important risk factors that may cause actual results to differ from projections include:

●	Our ability to be able to continue operating beyond twelve months without additional financing;
●	Continued negative operating cash flows;
●	Our capital needs to accomplish our goals, including any further financing, which may be highly dilutive and may include onerous terms;
●	Risks related to recent and future acquisitions, including risks related to the benefits and costs of acquisition;
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

All statements, other than statements of historical facts, included in this report regarding our growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans, and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause actual results to differ materially from expectations in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 and in item 1A of Part II below. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

We operate in three primary business areas: first, along the drug discovery continuum (i) the application of AI for optimized, high-confidence drug-response predictions within a large experimental space that enables a more informed selection of drug/tumor combinations to increase the probability of success during development and (ii) the creation and development of tumor-specific 3D cell culture models; second, contract services and research focused on solubility improvements, stability studies, and protein production, and; third, production of the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY System for automated fluid waste management, direct-to-drain medical fluid disposal and associated products.

We have determined that we will focus our resources on applying AI to support the development of optimal cancer therapies, partnering with biopharma clients to help prioritize drugs for development and identify biomarker-informed indications. Our platform provides a more informed decision tool to select optimal drug/tumor combinations to increase the probability of success during drug development. As a result of this focused approach, we have consolidated our brand under the Predictive Oncology name. Going forward, we will operate under the Predictive Oncology tradename with laboratory operations in Pittsburgh, Pennsylvania and Birmingham, Alabama. As of January 1, 2023, we have changed in our reportable segments because of this focused approach.

We have three reportable segments that have been delineated by location and specialty: our Pittsburgh segment provides services that include the application of AI using its biobank of 150,000+ cancer tumor samples. Pittsburgh also utilizes 3D culture models in drug development. Our Birmingham segment provides services and research using a self-contained, automated system that conducts high-throughput, self-interaction chromatography screens, using additives and excipients commonly included in protein formulations resulting in soluble and physically stable formulations of biologics focused on solubility improvements, stability studies, and protein production. Our Eagan (Minnesota) segment consists of the production of the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY System for automated fluid waste management, direct-to-drain medical fluid disposal, and associated products.

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $3,421,802 and $3,370,715 for the three months ended March 31, 2023, and March 31, 2022, respectively. As of March 31, 2023, and December 31, 2022, we had an accumulated deficit of $157,199,718 and $153,777,916, respectively.

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

Our future cash requirements and the adequacy of available funds depend on our ability to generate revenues from our drug discovery businesses located in Pittsburgh and Birmingham; our ability to continue to sell our Skyline Medical products and to reach profitability in all of our businesses and the availability of future financing to fulfill our business plans. See “Liquidity and Capital Resources – Liquidity and Plan of Financing” below.

Our limited history of operations, especially in our drug discovery business, and our change in the emphasis of our business, starting in 2017, makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Comparison of three and three months ended March 31, 2023 and March 31, 2022

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Difference
Revenue	$239,895	$314,568	$(74,673)
Cost of goods sold	120,139	109,443	(10,696)
General and administrative expense	2,335,984	2,423,651	87,667
Operations expense	878,518	891,071	12,553
Sales and marketing expense	370,237	304,467	(65,770)

Revenue. We recorded revenue of $239,895 and $314,568 in the three months ended March 31, 2023 and 2022, respectively.  We sold a net of 0 and 3 STREAMWAY System units during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, approximately 90% of revenue was derived from the Eagan operating segment.

Cost of goods sold. Cost of sales was $120,139 and $109,443 in the three months ended March 31, 2023 and March 31, 2022, respectively. The gross profit margin was approximately 50% in the three months ended March 31, 2023 compared to 65% in the three months ended March 31, 2022. Gross profit margin related to the Skyline Medical business was approximately 50% in the three months ended March 31, 2023 compared to approximately 69% in the three months ended March 31, 2022. The decreased margin is primarily due to sales mix and lower margins on repair and maintenance contracts.

General and administrative expense. General and administrative (“G&A”) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees, and general office expenses. G&A expense decreased by $87,667 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to the closure of the TumorGenesis and zPREDICTA offices at the end of 2022.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing. Operations expense decreased by $12,553 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to lower research and development expenses, as well as expenses related to the closure of the TumorGenesis and zPREDICTA offices.

Sales and marketing expense. Sales and marketing expense consisted of expenses required to sell products through independent reps, attendance at trade shows, product literature and other sales and marketing activities. Sales and marketing expense increased by $65,770 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to the increase in marketing and business development staff hired after March 31, 2022.

Other income. We earned other income of $42,228 in the three months ended March 31, 2023 compared to $42,430 in the comparable period in 2022. Other income is primarily interest income.

Other expense. We incurred no other expense in the three months ended March 31, 2023 compared to $989 in the comparable period in 2022. Other expense in 2022 consisted primarily of net interest expense.

Gain on derivative instruments. We recorded a gain of $953 and $1,908 in the three months ended March 31, 2023 and March 31, 2022, respectively, related to the change in fair value of the derivative.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $3,427,761 and $3,093,696 for the three months ended March 31, 2023 and March 31, 2022, respectively. Cash used in operating activities increased in the 2023 period primarily because of the increase in cash used for operating expenses and working capital.

Cash flows used in investing activities was $46,643 and $80,243 for the three months ended March 31, 2023 and March 31, 2022, respectively. Cash used in investing activities increased in the 2023 period primarily due to an increase in the acquisition of fixed assets.

Net cash provided by financing activities was $0 and $86,885 for the three months ended March 31, 2023 and March 31, 2022, respectively. The cash provided in the three months ended March 31, 2022 was primarily due to proceeds from the issuance of common stock pursuant to the equity line agreement.

Liquidity and Plan of Financing

We have incurred a net loss in each of our annual periods since our inception. We incurred a net loss of $3,421,802 for the three months ended March 31, 2023. On March 31, 2023, we had $18,597,119 in cash.

Since our inception, we have received net proceeds from the sale of our common stock (through our initial public offering and subsequent public offerings, including at-the-market offerings) which have funded our operations. We believe that our existing capital resources will be sufficient to support our operating plan for the next twelve months and beyond after these financial statements are issued. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital. We may also seek to raise additional capital to support our growth through the incurrence of additional debt, the sale of equity or other alternatives (including asset sales) or a combination thereof.

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

Based on their evaluation as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2023 for the reasons described below:

As disclosed in our Quarterly Report on the Form 10-Q for the quarter ended June 30, 2022, we previously identified a material weakness in our internal control over financial reporting.

Management has determined that we have not maintained adequate accounting resources with a sufficient understanding of accounting principles generally accepted in the United States of America (“U.S. GAAP”) to allow us to properly identify and account for new complex transactions. Therefore, there was a risk that a potential material misstatement of the consolidated financial statements could occur without being prevented or detected on a timely basis.

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

Material Weakness Remediation Activities

To remediate the material weakness in our internal control over financial reporting described above, we have reevaluated our overall staffing levels within the accounting department and during 2023 we hired additional resources with qualifications that include a high level of experience with complex technical accounting transactions and application of U.S. GAAP. We have completed internal control remediation testing utilizing an external consulting company.

Once the above actions and processes have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated and our internal controls over financial reporting are effective, we will consider this material weakness fully addressed.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities from time to time. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management attention and resources and other factors.

Based on information readily available, as of the end of the period covered by this Quarterly Report on Form 10-Q, there are no pending legal proceedings that, in the opinion of management, are likely to result in a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the risks included in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 before making an investment decision. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The reader should also carefully consider these risk factors.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding sales of unregistered securities during the prior year periods covered hereby has been included in previous reports on Form 8-K or 10-K.

During the three months ended March 31, 2023, there were no sales of our securities that were not registered under the Securities Act.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREDICTIVE ONCOLOGY INC.

Date: May 15, 2023	By:	/s/ Raymond F. Vennare
Raymond F. Vennare
Chief Executive Officer

Date: May 15, 2023	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Designation of the Series F Preferred Stock of the Company, dated March 16, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 16, 2023). Exhibit 3.1

10.1

Employment Agreement dated February 23, 2023 by and between Pamela Bush and Predictive Oncology Inc. (Filed on February 28, 2023 as an exhibit to our Current Report on Form 8-K/A and incorporated herein by reference). Exhibit 10.1

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