Form 10-Q
period 2023-06-30
Predictive Oncology Inc.
filed 2023-08-10
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number: 001-36790

Predictive Oncology Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-1007393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

91 43rd Street, Suite 110	Pittsburgh, Pennsylvania 15201
(Address of principal executive offices)	(Zip Code)

651-389-4800

(Registrant’s telephone number, including area code)

2915 Commers Drive, Suite 900 Eagan, Minnesota 55121
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

☐ Yes ☒ No

As of August 3, 2023, the registrant had 4,028,363 shares of common stock, par value $0.01 per share outstanding. On April 24, 2023, the registrant effected a 1-for-20 reverse stock split. All share amounts and references to stock prices, except par value, have been retroactively restated to reflect the reverse split.

PREDICTIVE ONCOLOGY INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$14,763,745	$22,071,523
Accounts receivable	430,849	331,196
Inventories	393,698	430,493
Prepaid expense and other assets	381,233	526,801
Total current assets	15,969,525	23,360,013

Property and equipment, net	1,548,805	1,833,255
Intangibles, net	266,183	253,865
Lease right-of-use assets	3,008,397	211,893
Other long-term assets	174,096	75,618
Total assets	$20,967,006	$25,734,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,013,481	$943,452
Accrued expenses and other liabilities	1,650,300	2,229,075
Derivative liability	5,572	13,833
Contract liabilities	627,896	602,073
Lease liability	466,087	94,237
Total current liabilities	3,763,336	3,882,670

Lease liability – net of current portion	2,498,613	86,082
Total liabilities	6,261,949	3,968,752
Commitments and contingencies

Stockholders’ equity:
Preferred stock, 20,000,000 shares authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding as of June 30, 2023 and December 31, 2022	792	792
Common stock, $.01 par value, 200,000,000 shares authorized, 4,006,301 and 3,938,160 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	40,063	39,382
Additional paid-in capital	175,787,288	175,503,634
Accumulated deficit	(161,123,086)	(153,777,916)
Total stockholders’ equity	14,705,057	21,765,892

Total liabilities and stockholders’ equity	$20,967,006	$25,734,644

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$490,110	$371,591	$730,005	$686,159
Cost of goods sold	159,761	134,075	279,900	243,518
Gross margin	330,349	237,516	450,105	442,641

General and administrative expense	2,704,527	2,351,696	5,040,511	4,775,347
Operations expense	993,042	909,113	1,871,560	1,800,184
Sales and marketing expense	429,103	271,022	799,340	575,489
Loss on impairment of goodwill	-	7,231,093	-	7,231,093
Loss on impairment of property and equipment	162,905	-	162,905	-
Total operating loss	(3,959,228)	(10,525,408)	(7,424,211)	(13,939,472)
Other income	28,552	41,047	70,780	83,477
Other expense	-	(2,217)	-	(3,206)
Gain on derivative instruments	7,308	95,254	8,261	97,162
Net loss	$(3,923,368)	$(10,391,324)	$(7,345,170)	$(13,762,039)

Net loss per common share – basic and diluted	$(0.98)	$(2.89)	$(1.84)	$(4.00)

Weighted average shares used in computation – basic and diluted	3,996,512	3,589,684	3,982,384	3,441,546

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023

(Unaudited)

	Series B Preferred		Series F Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2022	79,246	$792	-	$-	3,938,160	$39,382	$175,503,634	$(153,777,916)	$21,765,892
Shares issued to consultants and others	-	-	-	-	31,833	318	200,690	-	201,008
Vesting expense	-	-	-	-	-	-	9,287	-	9,287
Series F Preferred Stock dividend	-	-	79,404	794	-	-	(794)	-	-
Net loss	-	-	-	-	-	-	-	(3,421,802)	(3,421,802)
Balance at 03/31/2023	79,246	$792	79,404	$794	3,969,993	$39,700	$175,712,817	$(157,199,718)	$18,554,385
Shares issued to consultants and others	-	-	-	-	10,965	110	68,058	-	68,168
Vesting expense	-	-	-	-	-	-	5,872	-	5,872
Shares issued in connection with reverse stock split	-	-	-	-	25,343	253	(253)	-	-
Series F Preferred Stock redemption	-	-	(79,404)	(794)	-	-	794	-	-
Net loss	-	-	-	-	-	-	-	(3,923,368)	(3,923,368)
Balance at 06/30/2023	79,246	$792	-	$-	4,006,301	$40,063	$175,787,288	$(161,123,086)	$14,705,057

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2022

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2021	79,246	$792	3,280,750	$32,808	$168,272,366	$(128,040,282)	$40,265,684
Shares issued pursuant to equity line	-	-	6,000	60	86,825	-	86,885
Shares issued to consultants and others	-	-	8,595	86	162,036	-	162,122
Vesting expense	-	-	-	-	36,518	-	36,518
Net loss	-	-	-	-	-	(3,370,715)	(3,370,715)
Balance at 03/31/2022	79,246	$792	3,295,345	$32,954	$168,557,745	$(131,410,997)	$37,180,494
Issuance of shares and warrants pursuant to May 2022 Private Offering	-	-	600,000	6,000	6,501,050	-	6,507,050
Shares issued pursuant to Equity Line	-	-	9,750	98	149,026	-	149,124
Shares issued to consultants and others	-	-	2,684	27	50,643	-	50,670
Vesting expense	-	-	-	-	39,383	-	39,383
Net loss	-	-	-	-	-	(10,391,324)	(10,391,324)
Balance at 06/30/2022	79,246	$792	3,907,779	$39,079	$175,297,847	$(141,802,321)	$33,535,397

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(7,345,170)	$(13,762,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	417,989	649,441
Vesting expense	15,159	75,901
Common stock issued for consulting and other	79,280	212,792
Gain on valuation of equity-linked instruments and derivative liability	(8,261)	(97,162)
Loss on impairment of goodwill	-	7,231,093
Loss on impairment of property and equipment	162,905	-
Loss on property and equipment disposal	903	1,700

Changes in assets and liabilities:
Accounts receivable	(99,653)	17,799
Inventories	36,795	(86,931)
Prepaid expense and other assets	47,090	(157,827)
Accounts payable	66,109	(38,104)
Accrued expenses	(401,002)	(441,328)
Contract liabilities	25,823	(29,457)
Other long-term liabilities	-	(3,684)
Net cash used in operating activities:	(7,002,033)	(6,427,806)

Cash flow from investing activities:
Purchase of property and equipment	(279,727)	(233,572)
Acquisition of intangibles	(26,018)	(34,844)
Net cash used in investing activities:	(305,745)	(268,416)

Cash flow from financing activities:
Proceeds from issuance of common stock and warrants, net	-	6,507,050
Proceeds from issuance of common stock pursuant to equity line	-	236,009
Net cash provided by financing activities	-	6,743,059

Net increase (decrease) in cash and cash equivalents	(7,307,778)	46,837
Cash and cash equivalents at beginning of period	22,071,523	28,202,615
Cash and cash equivalents at end of period	$14,763,745	$28,249,452
Supplemental disclosure for cash flow information:
Cash payments for interest	$-	$1,439
Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities	$2,997,181	$-
Series F Preferred Stock dividend	794	-
Common stock issued to settle accrued board of directors’ and advisory board compensation	189,896	-
Purchase of property & equipment accrued in accounts payable	3,920	-
Redemption of Series F Preferred Stock	794	-
Common stock issued in connection with reverse stock split	253	-

See accompanying notes to unaudited condensed consolidated financial statements.

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

The Company has three reportable segments that have been delineated by location and specialty: the Pittsburgh segment provides services that include the application of AI using its biobank of 150,000+ cancer tumor samples. Pittsburgh also utilizes 3D culture models in drug development. The Birmingham segment provides services and research using a self-contained, automated system that conducts high-throughput, self-interaction chromatography screens, using additives and excipients commonly included in protein formulations resulting in soluble and physically stable formulations of biologics focused on solubility improvements, stability studies, and protein production. The Eagan (Minnesota) segment consists of the production of the FDA-cleared STREAMWAY System for automated fluid waste management, direct-to-drain medical fluid disposal, and associated products. See Note 11 – Segments.

The Company had cash and cash equivalents of $14,763,745 as of June 30, 2023. As of June 30, 2023, there was no outstanding debt. The Company believes that its existing capital resources will be sufficient to support its operating plan for the twelve months after these financial statements are issued. The Company currently expects to use cash on hand to fund capital and equipment investments, research and development, and its operations, and expects such sources to be sufficient to fund its requirements over that time. However, the Company may also seek to raise additional capital to support its growth through additional debt, equity or other alternatives or a combination thereof. The Company’s projections of future cash needs may differ from actual results. Additionally, the Company may not be able to raise additional capital to support its growth on terms that are acceptable to the Company, if at all, which could lead to a different determination about the sufficiency of existing capital resources to support our operating plans in the future.

Recent Developments

On April 19, 2023, the Company completed a one-for-twenty reverse stock split that was effective for trading purposes on April 24, 2023. All numbers of shares and per-share amounts in this report have been adjusted to reflect the reverse stock split (“Reverse Split”).

Impact of the Coronavirus Disease 2019 and Macroeconomic Conditions

Coronavirus Disease 2019 (“COVID-19”) continues to impact the global economy. While there has been significant economic recovery in certain markets, the Company continues to experience some disruption and uncertainty caused by COVID-19, including supply chain disruptions, staffing shortages within the service and healthcare industries and negative impacts on the demand for our products and services. This disruption to the macroeconomic environment has been exacerbated by the general economic and geopolitical uncertainties caused by inflation, rising interest rates, supply chain disruptions, tight labor markets, wage inflation, pricing volatility for certain goods and services, banking and financial sector disruptions, instability and volatility in the global markets, and geopolitical conflict, including Russia’s invasion of Ukraine. The extent to which COVID-19 and general macroeconomic uncertainty may impact the Company’s financial condition and results of operations remains uncertain and difficult to predict. These factors may remain prevalent for a significant period of time even after the pandemic subsides, including due to a continued or prolonged recession in the U.S. or other major economies. The impacts of the COVID-19 pandemic and other global events could have a material adverse effect on our business, results of operations, liquidity or financial condition and heighten or exacerbate risks described in our Annual Report on Form 10-K filed with the SEC on March 21, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company places its cash with financial institutions and believes its risk of loss is limited to amounts in excess of that which is insured by the Federal Deposit Insurance Corporation.

Receivables

Receivables are reported at the amount the Company expects to collect on balances outstanding. The Company provides for probable uncollectible amounts through charges to earnings and credits to the valuation allowance based on management’s assessment of the status of individual accounts.

Amounts recorded in accounts receivable on the condensed consolidated balance sheet include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. An allowance is maintained to provide for the estimated amount of receivables that will not be collected. The Company determines the allowance based on historical experience as well as external business factors expected to impact collectability such as economic factors. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are generally considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The allowance for accounts receivable balance was $0 as of both June 30, 2023 and December 31, 2022.

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

The fair value of the Company’s investment securities, which consist of cash and cash equivalents, was determined based on Level 1 inputs. The fair value of the Company’s derivative liabilities were determined based on Level 3 inputs. The Company generally uses the Black Scholes method for determining the fair value of warrants classified as liabilities on a recurring basis. In addition, the Company uses the Monte Carlo method and other acceptable valuation methodologies when valuing the conversion feature and other embedded features classified as derivatives on a recurring basis. See Note 2 – Fair Value Measurements and Note 8 – Derivatives.

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

To determine whether goodwill is impaired, annually or more frequently if needed, the Company performs a multi-step impairment test. The Company first has the option to assess qualitative factors to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. When performing quantitative testing, the Company first estimates the fair values of its reporting units using discounted cash flows. To determine fair values, the Company is required to make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations including the rate of future revenue growth, capital requirements, and income taxes), long-term growth rates for determining terminal value and discount rates. Comparative market multiples are used to corroborate the results of the discounted cash flow test. These assumptions require significant judgement. Pursuant to ASU 2017-04, Simplifying the Test for Goodwill Impairment, the single step is to determine the estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment. The Company also completes a reconciliation between the implied equity valuation prepared and the Company’s market capitalization. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 inputs. The inputs for the market capitalization calculation are considered Level 1 inputs. See Note 5 – Intangible Assets.

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

Collaboration Arrangements

The Company enters into collaboration arrangements with oncology drug development partners, under which the Company utilizes its active learning technology, proprietary biobank, and know-how to provide predictive models of tumor responses to various drug compounds and treatments of partners. Consideration under these contracts may include an upfront payment, development and regulatory milestones and other contingent payments, expense reimbursements, royalties based on net sales of approved drugs, and commercial sales milestone payments.

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the payments between the Company and its collaboration partner fall within the scope of other accounting literature. If the Company concludes that payments from the collaboration partner to the Company would represent consideration from a customer, the Company accounts for those payments within the scope of ASC 606, Revenue from Contracts with Customers. However, if the Company concludes that its collaboration partner is not a customer for certain activities and associated payments, the Company presents such payments as a reduction of research and development expense or general and administrative expense, based on where the Company presents the underlying expense.

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

Revenue from Product Sales

The Company has medical device revenue consisting primarily of sales of the STREAMWAY System, as well as sales of the proprietary cleaning fluid and filters for use with the STREAMWAY System. The Company sells its medical device products directly to hospitals and other medical facilities using employed sales representatives. Purchase orders, which are governed by sales agreements in all cases, state the final terms for unit price, quantity, shipping, and payment terms. The unit price is considered the observable stand-alone selling price for the arrangements. The Company sales agreement, and Terms and Conditions, is a dually executed contract providing explicit criteria supporting the sale of the STREAMWAY System. The Company considers the combination of a purchase order and acceptance of its Terms and Conditions to be a customer’s contract in all cases.

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

Contract Research Organization (“CRO”) and AI-Driven Business

Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. The Company uses an input method that recognizes revenue based on the Company’s efforts to satisfy the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on the basis of the standalone-selling price of each distinct good or service in the contract. Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met. Payment terms are net 30 from the invoice date, which is sent to the customer as the Company satisfies the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. This revenue stream is reported under the Birmingham and Pittsburgh segments.

Royalty Revenue

The Company has collaboration arrangements that include sales-based royalties, under which our collaboration partners are obligated to pay a royalty that is based on the net sales of their approved drugs. The Company recognizes royalty revenue when the underlying sales occur based on its best estimate of sales of the drugs. To date, the Company has not recognized revenues related to royalties earned under collaboration arrangements.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. Accounts receivable totaled $430,849 and $331,196 as of June 30, 2023 and December 31, 2022, respectively. As of December 31, 2021, accounts receivable totaled $354,196.

The Company’s contract liabilities related primarily to 3D services and maintenance plans are $627,896 and $602,073 as of June 30, 2023 and December 31, 2022, respectively. As of December 31, 2021, contract liabilities totaled $186,951.

Practical Expedients

The Company has elected the practical expedient not to determine whether contracts with customers contain significant financing components as contracts are generally for less than one year, as well as the practical expedient to recognize shipping and handling costs at point of sale.

Valuation and Accounting for Stock Options and Warrants

The Company determines the grant date fair value of options and warrants using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility, and estimated term.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	For the six months ended June 30,
	2023	2022
	Stock Options
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	90.8% - 91.6%	86.5% - 92.2%
Risk-free interest rate	3.38% - 3.72%	1.83% - 3.43%
Expected life (years)	10	10
	Warrants
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	0%	92.2%
Risk-free interest rate	0%	2.96% - 2.97%
Expected life (years)	0	5 - 5.5

On January 1, 2023, the Company adopted a sequencing policy under ASC 815-40-35 (“ASC 815”) that will apply in the event that reclassification of contracts from equity to liabilities is necessary. If the Company is unable to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive financial instruments, with the earliest financial instruments receiving the first allocation of shares. Pursuant to ASC 815, issuance of stock-based awards to the Company’s employees are not subject to the sequencing policy.

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs were $29,367 and $33,394 for the three months ended June 30, 2023 and 2022, respectively. Research and development costs were $68,171 and $101,612 for the six months ended June 30, 2023 and 2022, respectively.

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

Under Internal Revenue Code Section 382, certain stock transactions which significantly change ownership could limit the amount of net operating carryforwards that may be utilized on an annual basis to offset taxable income in future periods. The Company has not yet performed an analysis of the annual net operating loss carryforwards and limitations that are available to be used against taxable income. Consequently, the limitation, if any, could result in the expiration of the Company’s loss carryforwards before they can be utilized. The Company has not analyzed net operating loss carryforwards under Section 382 to date. As a result of the acquisition of Helomics Corporation (“Helomics”) in 2019, there may be significant limitations to the net operating loss. In addition, the current NOL carryforwards might be further limited by future issuances of our common stock.

Tax years subsequent to 2002 remain open to examination by federal and state tax authorities due to unexpired net operating loss carryforwards.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. As of June 30, 2023, the Company had zero credit risk for cash amounts held in a single institution that are in excess of amounts insured by the Federal Deposit Insurance Corporation.

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

NOTE 2 – FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis:

June 30, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$100,667	$100,667	$-	$-

Liabilities:
Derivatives	$5,572	$-	$-	$5,572

December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$100,166	$100,166	$-	$-

Liabilities:
Derivatives	$13,833	$-	$-	$13,833

NOTE 3 – INVENTORIES

Inventory balances are as follows:

	As of June 30, 2023	As of December 31, 2022

Finished goods	$244,521	$290,616
Raw materials	142,483	133,183
Work-In-Process	6,694	6,694
Total	$393,698	$430,493

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consist of the following:

	As of June 30, 2023	As of December 31, 2022
Computers, software, and office equipment	$496,382	$463,292
Leasehold improvements	506,162	535,527
Laboratory equipment	3,661,891	3,559,362
Manufacturing tooling	133,285	121,120
Demo equipment	31,554	31,554
Total	4,829,274	4,710,855
Less: Accumulated depreciation	(3,280,469)	(2,877,600)
Total Property and Equipment, Net	$1,548,805	$1,833,255

Due to changes in its future projected cash flows, the Company prepared an undiscounted cash flow for its Birmingham asset group as of  June 30, 2023 as required under ASC 360 and determined the carrying amount of the asset group exceeded its estimated undiscounted future cash flows. The Company determined the fair value of the Birmingham asset group using replacement cost and market approaches based on the in-exchange value. The Company recognized an impairment loss of $162,905 of its property and equipment in the Birmingham operating segment during the second quarter of 2023.

Depreciation expense, recorded within general and administrative expenses and operations expenses, was $173,100 and $222,473 for the three months ended June 30, 2023 and 2022, respectively, and $404,289 and $442,551 during the six months ended June 30, 2023 and 2022, respectively.

NOTE 5 – INTANGIBLE ASSETS

Finite-lived Intangible Assets

The components of intangible assets were as follows:

	As of June 30, 2023			As of December 31, 2022
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Impairment	Net Carrying Amount
Patents & Trademarks	$535,096	$(268,913)	$266,183	$509,141	$(255,276)	$-	$253,865
Developed Technology	-	-	-	3,500,000	(386,459)	(3,113,541)	-
Customer Relationships	-	-	-	200,000	(22,083)	(177,917)	-
Tradename	-	-	-	80,000	(22,083)	(57,917)	-
Total	$535,096	$(268,913)	$266,183	$4,289,141	$(685,901)	$(3,349,375)	$253,865

Amortization expense, recorded within general and administrative expenses, was $7,035 and $103,366 during the three months ended June 30, 2023 and 2022, respectively, and $13,700 and $206,890 during the six months ended June 30, 2023 and 2022, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2023:

Year ending December 31,	Expense
Remainder of 2023	$13,726
2024	27,451
2025	27,451
2026	27,451
2027	27,451
Thereafter	142,653
Total	$266,183

The Company recognized no impairment of its finite-lived intangible assets during the three and six months ended June 30, 2023 and 2022.

Goodwill

As of June 30, 2022, the Company concluded that the goodwill acquired in connection with the acquisition of zPREDICTA Inc., the Company’s former wholly owned subsidiary, was fully impaired and recognized an impairment loss on goodwill of $7,231,093 during the three and six months then ended. As of June 30, 2023, the cumulative impairment of goodwill recorded was $7,231,093.

The goodwill acquired by the Company in connection with the acquisition of Helomics was zero as of both June 30, 2023 and December 31, 2022. The cumulative impairment of goodwill recorded was $23,790,290.

NOTE 6 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

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

Redemption of Series F Preferred Stock

On April 17, 2023, the Company convened a special meeting of stockholders, which was adjourned due to the lack of a quorum and reconvened on April 19, 2023 (the “Special Meeting”), at which the Company’s stockholders approved a proposal to amend the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock at a ratio in the range of 1-for-2 to 1-for-25, with such ratio to be determined by the Company’s Board of Directors (the “Reverse Split Proposal”). All shares of Series F Preferred Stock that were not present in person or by proxy at the Special Meeting as of immediately prior to the opening of the polls (the “Initial Redemption Time”) were automatically redeemed (the “Initial Redemption”). All outstanding shares of Series F Preferred Stock that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the approval by the Company’s stockholders of the Reverse Split Proposal (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). Both the Initial Redemption and the Subsequent Redemption occurred on April 19, 2023. As a result, no shares of Series F Preferred Stock remain outstanding.

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

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2021	53,144	$96.60	1,584,995	$33.20

Issued	1,599	8.40	1,053,136	14.00
Forfeited	(2,013)	17.60	-	-
Expired	(3,677)	208.40	(5,422)	329.60
Cancelled	-	-	(816,272)	30.20
Outstanding at December 31, 2022	49,053	$91.69	1,816,437	$22.60

Issued	868	5.61	-	-
Forfeited	(35)	2.84	-	-
Expired	(1,849)	108.05	(4,058)	200.00
Outstanding at June 30, 2023	48,037	$84.42	1,812,379	$22.20

Stock-based compensation expense recognized for the three months ended June 30, 2023 and June 30, 2022 was $5,872 and $39,383, respectively. Stock-based compensation expense recognized for the six months ended June 30, 2023 and June 30, 2022 was $15,159 and $75,901, respectively. The Company has $3,964 of unrecognized compensation expense related to non-vested stock options that is expected to be recognized over the next 21 months and $11,818 of unrecognized compensation expense related to non-vested restricted stock units that is expected to be recognized over the next 7 months. At June 30, 2023, there were 2,500 restricted stock units (“RSUs”) outstanding under the plan.

NOTE 7 – COLLABORATIVE AGREEMENTS

Collaborative Agreement with Cancer Research Horizons

On March 16, 2023, the Company entered into a Collaboration Agreement (the “CRH Agreement”) with Cancer Research Horizons (“CRH”), pursuant to which the Company will use its PEDAL technology to evaluate CRH pre-clinical drug inhibitors of Glutaminase in order to determine which cancer types and patient populations are most likely to respond to treatment with these compounds (the “Project”). Under the CRH Agreement, both parties will retain rights to their respective background intellectual property. Rights to reports, findings, supporting data, and materials (“Project Intellectual Property”) that are generated by the Company pursuant to its performance under the CRH Agreement vest exclusively in CRH. Each party funds its own participation in the Project. Costs incurred to participate in the CRH Agreement are recorded in Operations Expense in the Company’s Statement of Net Loss.

Pursuant to the CRH Agreement, the Company shall receive a percentage of net revenue, as defined in the agreement, received by CRH for the commercialization of the CRH Candidates and any CRH Derivatives. The percentage of net revenue varies depending on the stage of development. As of June 30, 2023, the Company has not recognized any revenue under the CRH Agreement.

NOTE 8 – DERIVATIVES

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

The fair value of the placement agent warrants issued in connection with the March 2020 private placement was determined to be $1,036 and $3,355 as of June 30, 2023 and December 31, 2022, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $1,900 and $30,976 during the three months ended June 30, 2023 and June 30, 2022, respectively, and $2,319 and $32,166 during the six months ended June 30, 2023 and June 30, 2022, respectively. The placement agent warrants expire in March 2025.

The fair value of the placement agent warrants issued in connection with the May 2020 offering of securities was determined to be $1,709 and $4,479 as of June 30, 2023 and December 31, 2022, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $2,435 and $31,546 during the three months ended June 30, 2023 and June 30, 2022, respectively, and $2,770 and $32,051 during the six months ended June 30, 2023 and June 30, 2022, respectively. The placement agent warrants expire in May 2025.

The placement agent warrants issued in connection with the June 2020 warrant exercise and issuance had a fair value of $2,827 and $5,999 as of June 30, 2023 and December 31, 2022, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $2,973 and $32,733 during the three months ended June 30, 2023 and June 30, 2022, respectively, and $3,172 and $32,945 during the six months ended June 30, 2023 and June 30, 2022, respectively. The placement agent warrants expire in June 2025.

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance at December 31, 2021	$129,480
Gain recognized to revalue derivative instrument at fair value	(1,908)
Derivative liability balance at March 31, 2022	$127,572
Gain recognized to revalue derivative instrument at fair value	(95,254)
Derivative liability balance at June 30, 2022	$32,318

Derivative liability balance at December 31, 2022	$13,833
Gain recognized to revalue derivative instrument at fair value	(953)
Derivative liability balance at March 31, 2023	$12,880
Gain recognized to revalue derivative instrument at fair value	(7,308)
Derivative liability balance at June 30, 2023	$5,572

NOTE 9 – LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders: basic and diluted calculation	$(3,923,368)	$(10,391,324)	$(7,345,170)	$(13,762,039)

Denominator:
Weighted average common shares outstanding - basic	3,996,512	3,589,684	3,982,384	3,441,546
Effect of diluted stock options, warrants, and preferred stock (1)	-	-	-	-
Weighted average common shares outstanding - diluted	3,996,512	3,589,684	3,982,384	3,441,546
Loss per common share - basic and diluted	$(0.98)	$(2.89)	$(1.84)	$(4.00)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2023	2022
Options	48,037	51,763
Restricted Stock Units	2,500	18,334
Warrants	1,812,379	1,819,927
Series B Convertible Preferred Stock	16	16

There were 79,246 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2023 and June 30, 2022. Each share of Series B Convertible Preferred Stock was convertible to 16 shares of common stock as of June 30, 2023 and June 30, 2022 due to the cumulative effect of reverse stock splits.

NOTE 10 – LEASES

The Company’s corporate offices and other offices are located in Pittsburgh, Pennsylvania. Upon expiration of previous leases for office space and laboratory operations, the Company entered two new leases for office space and laboratory operations on January 4, 2023. The leases each have an approximate five-year term ending February 28, 2028 and the Company recorded corresponding ROU assets and liabilities of $2,922,365.

The Company has an office in Eagan, Minnesota, which is used for office space and manufacturing. Since July 31, 2022, the lease was month-to-month tenancy. On June 1, 2023, the lease was amended for two additional years until May 31, 2025 and the Company recorded a corresponding ROU asset and liability of $74,816.

The Company has an additional office in Birmingham, Alabama, which is used for office space, warehousing and laboratory operations. The lease is effective through  August 25, 2025.

Lease expense, recorded within general and administrative expenses, was $220,847 and $172,444 for the three months ended June 30, 2023 and June 30, 2022, respectively, and $434,862 and $352,232 for the six months ended June 30, 2023 and June 30, 2022, respectively.

The following table summarizes other information related to the Company’s operating leases:

June 30, 2023
Weighted average remaining lease term – operating leases in years	4.46
Weighted average discount rate – operating leases	12%

The Company’s operating lease obligations as of June 30, 2023 are as follows:

Remainder of 2023	$364.573
2024	887,424
2025	857,622
2026	803,724
2027	827,909
Thereafter	139,022
Total lease payments	3,880,274
Less: interest	(915,574)
Present value of lease liabilities	$2,964,700

NOTE 11 – SEGMENTS

The Company has determined that it will focus its resources on applying AI to support the development of optimal cancer therapies, partnering with biopharma clients to help prioritize drugs for development and identify biomarker-informed indications. Its platform provides a more informed decision tool to select optimal drug/tumor combinations to increase the probability of success during drug development. As a result of this focused approach, the Company has consolidated its brand under the Predictive Oncology name. Going forward, the Company will operate under the Predictive Oncology tradename with laboratory operations in Pittsburgh, Pennsylvania and Birmingham, Alabama. As of January 1, 2023, the Company changed its reportable segments because of this focused approach. The Company has retrospectively revised the reported segment information for all periods presented for consistency.

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

See discussion of revenue recognition in Note 1 – Summary of Significant Accounting Policies for a description of the products and services recognized in each segment. The segment revenues and segment net losses for the three and six months ended June 30, 2023 and 2022 are included in the table below. zPREDICTA Inc. was merged with Predictive Oncology Inc. at the end of 2022 and is now reported as part of the Pittsburgh operating segment. All revenues are earned from external customers.

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pittsburgh	$13,844	$72,025	$24,471	$94,005
Eagan	391,386	276,854	607,005	556,124
Birmingham	84,880	22,225	98,529	35,141
Corporate	-	487	-	889
Total	$490,110	$371,591	$730,005	$686,159

Segment Gain (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pittsburgh	$(1,594,587)	$(8,500,745)	$(2,753,692)	$(9,815,259)
Eagan	(281,687)	(101,434)	(567,084)	(150,035)
Birmingham	(585,443)	(396,100)	(1,068,139)	(798,928)
Corporate	(1,461,651)	(1,393,045)	(2,956,255)	(2,997,817)
Total	$(3,923,368)	$(10,391,324)	$(7,345,170)	$(13,762,039)

Assets

	As of June 30,	As of December 31,
	2023	2022
Pittsburgh	$3,585,939	$1,055,228
Eagan	1,171,354	946,394
Birmingham	1,201,404	1,353,434
Corporate	15,008,309	22,379,588
Total	$20,967,006	$25,734,644

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

●

Risks related to the initiation, formation, or success of our collaboration arrangements, commercialization activities and product sales levels by our collaboration partners and future payments that may come due to us under these arrangements,

●	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;
●	The impact of competition;
●	Acquisition and maintenance of any necessary regulatory clearances applicable to applications of our technology;
●	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;
●	Risk that we never become profitable if our product and services are not accepted by potential customers;
●	Possible impact of government regulation and scrutiny;

●	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;
●	Adverse results of any legal proceedings;
●	The volatility of our operating results and financial condition;
●	Management of growth;
●	Risk that our business and operations will continue to be materially and adversely affected by disruptions caused by COVID-19 as well as general economic and geopolitical uncertainties; and
●	Other specific risks that may be alluded to in this report.

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

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $7,345,170 and $13,762,039 for the six months ended June 30, 2023, and June 30, 2022, respectively. As of June 30, 2023, and December 31, 2022, we had an accumulated deficit of $161,123,086 and $153,777,916, respectively.

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

Results of Operations

Comparison of three and six months ended June 30, 2023 and June 30, 2022

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Difference	2023	2022	Difference
Revenue	$490,110	$371,591	$118,519	$730,005	$686,159	$43,846
Cost of goods sold	159,761	134,075	(25,686)	279,900	243,518	(36,382)
General and administrative expense	2,704,527	2,351,696	(352,831)	5,040,511	4,775,347	(265,164)
Operations expense	993,042	909,113	(83,929)	1,871,560	1,800,184	(71,376)
Sales and marketing expense	429,103	271,022	(158,081)	799,340	575,489	(223,851)

Revenue. We recorded revenue of $490,110 and $371,591 in the three months ended June 30, 2023 and 2022, respectively.  We sold a net of 7 and 2 STREAMWAY System units during the three months ended June 30, 2023 and 2022, respectively.

We recorded revenue of $730,005 and $686,159 in the six months ended June 30, 2023 and 2022, respectively.  Revenue was primarily derived from the Eagan operating segment. The six months ended June 30, 2023 and June 30, 2022 also included $24,471 and $94,005, respectively, from our Pittsburgh operating segment as well as $98,529 and $35,141, respectively, from our Birmingham operating segment. We sold a net of 7 and 5 STREAMWAY System units during the six months ended June 30, 2023 and 2022, respectively.

Cost of goods sold. Cost of sales was $159,761 and $279,900 in the three and six months ended June 30, 2023 compared to $134,075 and $243,518 in the three and six months ended June 30, 2022. The gross profit margin was approximately 67% and 62% in the three and six months ended June 30, 2023 compared to 64% and 65% in the three and six months ended June 30, 2022. Gross profit margin related to the Skyline Medical business was approximately 61% in the six months ended June 30, 2023 compared to approximately 64% in the six months ended June 30, 2022. The decreased margin is primarily due to sales mix and lower margins on hardware sales.

General and administrative expense. General and administrative (“G&A”) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees, and general office expenses. G&A expense increased by $352,831 to $2,704,527 in the three months ended June 30, 2023 compared to $2,351,696 in the comparable period in 2022. The increase was primarily due to increased investor relations fees related to the reverse stock split, office rent and other general and administrative expenses.

G&A expense increased by $265,164 to $5,040,511 in the six months ended June 30, 2023 compared to $4,775,347 in the comparable period in 2022. The increase was primarily due to increased investor relations fees related to the reverse stock split, office rent and other general and administrative expenses, offset by decreased depreciation and amortization expenses due to fully depreciated assets and prior period impairments.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing. Operations expense increased by $83,929 to $993,042 in the three months ended June 30, 2023 compared to $909,113 in the comparable period in 2022. Operations expense increased by $71,376 to $1,871,560 in the six months ended June 30, 2023 compared to $1,800,184 in the comparable period in 2022. The increases in both the three and six month periods were driven primarily by higher cloud computing expenses related to our Pittsburgh operating segment, which were offset by decreases in expenses related to the closure of the offices of the Company’s former wholly-owned subsidiaries.

Sales and marketing expense. Sales and marketing expense consists of expenses required to sell products through attendance at trade shows, product literature and other sales and marketing activities. Sales and marketing expense increased by $158,081 to $429,103 in the three months ended June 30, 2023 compared to $271,022 in the comparable period in 2022. The increase was primarily due to the increase in marketing and business development staff hired after June 30, 2022.

Sales and marketing expense increased by $223,851 to $799,340 in the six months ended June 30, 2023 compared to $575,489 in the comparable period in 2022. The increase was driven by increased staff-related expenses and increases in other sales and marketing expenses.

Loss on impairment of property and equipment. We recorded a loss on impairment of property and equipment of $162,905 during the three months ended June 30, 2023. We prepared an undiscounted cash flow for our Birmingham asset group as of June 30, 2023 to evaluate long-lived assets, then completed a fair value assessment which resulted in the impairment and allocated the impairment to the assets of the affected asset group. Please see Note 4 – Property and Equipment to our unaudited condensed consolidated financial statements for further information.

Other income. We earned other income of $28,552 in the three months ended June 30, 2023 compared to $41,047 in the comparable period in 2022 and earned other income of $70,780 in the six months ended June 30, 2023 compared to $83,477 in the comparable period in 2022. Other income is primarily interest income.

Other expense. We incurred no other expense in the three months ended June 30, 2023 compared to $2,217 in the comparable period in 2022 and incurred no other expense in the six months ended June 30, 2023 compared to $3,206 in the comparable period in 2022. Other expense in 2022 consisted primarily of net interest expense.

Gain on derivative instruments. We recorded a gain of $7,308 in the three months ended June 30, 2023 compared to $95,254 in the comparable period in 2022 and recorded a gain of $8,261 in the six months ended June 30, 2023 compared to $97,162 in the comparable period in 2022 related to the change in fair value of the derivative.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $7,002,033 and $6,427,806 for the six months ended June 30, 2023 and June 30, 2022, respectively. Cash used in operating activities increased in the 2023 period primarily because of the increase in operating expenses and changes in working capital.

Net cash used in investing activities was $305,745 and $268,416 for the six months ended June 30, 2023 and June 30, 2022, respectively. Cash used in investing activities increased in the 2023 period primarily due to an increase in the acquisition of fixed assets.

Net cash provided by financing activities was $0 and $6,743,059 for the six months ended June 30, 2023 and June 30, 2022, respectively. The cash provided in the six months ended June 30, 2022 was primarily due to proceeds from the issuance of common stock and warrants.

Liquidity and Plan of Financing

We have incurred a net loss in each of our annual periods since our inception. We incurred a net loss of $7,345,170 for the six months ended June 30, 2023. On June 30, 2023, we had $14,763,745 in cash.

Since our inception, we have received net proceeds from the sale of our common stock (through our initial public offering and subsequent public offerings, including at-the-market offerings) which have funded our operations. We believe that our existing capital resources will be sufficient to support our operating plan for the twelve months after these financial statements are issued. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital. We may also seek to raise additional capital to support our growth through the incurrence of additional debt, the sale of equity or other alternatives (including asset sales) or a combination thereof. Our projections of future cash needs may differ from actual results, and we may not ultimately be able to enact cost savings measures to preserve capital. Additionally, we may not be able to raise additional capital to support our growth on terms that are acceptable to us, if at all. Any of these occurrences could lead to a different determination about the sufficiency of our existing capital resources to support our operating plans in the future.

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

Based on their evaluation as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2023 for the reasons described below:

Material Weakness in Internal Controls. As disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, we previously identified a material weakness in our internal control over financial reporting.

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

Material Weakness Remediation Activities. To remediate the material weakness in our internal control over financial reporting described above, we have reevaluated our overall staffing levels within the accounting department and during the second quarter of 2023 we hired additional resources with qualifications that include a high level of experience with complex technical accounting transactions and application of U.S. GAAP. We have completed internal control remediation testing utilizing an external consulting company.

Once the above actions and processes have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated and our internal controls over financial reporting are effective, we will consider this material weakness fully addressed.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 21, 2023, except as described below.

The use of AI in our business is subject to risks associated with new and rapidly evolving technologies and industries, may result in reputational harm or liability, and may not result in the development of commercially viable therapies, drugs or treatments.

Our business model relies on the use of AI to support the development of optimal cancer therapies. Through AI, we use a biobank of 150,000+ cancer tumor samples, categorized by patient type, and make optimized, high-confidence drug-response predictions against drug compounds to enable a more informed selection of drug/tumor combinations. While we believe that AI may potentially enable more efficient drug research and clinical development than the conventional model, our approach is novel and has not yet been widely studied. Our use of AI is subject to risks and challenges associated with new, disruptive, and rapidly evolving technologies and industries, which may affect its adoption and the success of our business. The algorithms we use may be flawed, our datasets may be insufficient or contain biased information, and inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions. These deficiencies could undermine the predictions or analysis that AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. Additionally, changes in laws and regulations could impact the usefulness of our solution and could necessitate modifications in our business to accommodate such changes. The regulatory landscape for AI is continually evolving, and both the FDA and the European Union are in the process of issuing comprehensive guidance on AI software which may change how our product is regulated.

Further, the cost and time needed to discover drug candidates is difficult to predict, and our efforts may not result in the discovery and development of commercially viable therapies, drugs, or clinical treatments. Our estimates of our defined patient populations available for study and treatment may be lower than expected, which could adversely affect our or our partners’ ability to conduct clinical trials and may also adversely affect the size of any market for therapies, drugs or treatments we may license for commercialization. Our approach may not result in time savings, higher success rates or reduced costs as we expect it to, and if not, we may not attract collaborators or develop new drugs as quickly or cost effectively as expected and therefore we may not be able to commercialize our approach as expected at this time.

In addition to the foregoing risks, and the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the risks included in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 before making an investment decision. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The reader should also carefully consider these risk factors.

We have entered into, and may enter into additional collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, partnerships or other arrangements to develop products and to pursue new markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Our ability to generate revenues from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

If we enter into in-bound intellectual property license agreements, we may not be able to fully protect the licensed intellectual property rights or maintain those licenses. Future licensors could retain the right to prosecute and defend the intellectual property rights licensed to us, in which case we would depend on the ability of our licensors to obtain, maintain and enforce intellectual property protection for the licensed intellectual property. These licensors may determine not to pursue litigation against other companies or may pursue such litigation less aggressively than we would. Further, entering into such license agreements could impose various diligence, commercialization, royalty or other obligations on us. Future licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license, which could adversely affect our competitive business position and harm our business prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding sales of unregistered securities during the prior year periods covered hereby has been included in previous reports on Form 8-K or 10-K.

During the six months ended June 30, 2023, there were no sales of our securities that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See the attached exhibit index.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREDICTIVE ONCOLOGY INC.

Date: August 10, 2023	By:	/s/ Raymond F. Vennare
Raymond F. Vennare
Chief Executive Officer

Date: August 10, 2023	By:	/s/ Bob Myers
Bob Myers
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1

Certificate of Amendment to Certificate of Incorporation of Predictive Oncology Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2023).

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