Form 10-Q
period 2023-09-30
Predictive Oncology Inc.
filed 2023-11-13
CIK 1446159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

(412) 432-1500

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

☐ Yes ☒ No

As of November 6, 2023, the registrant had 4,063,081 shares of common stock, par value $0.01 per share outstanding. On April 24, 2023, the registrant effected a 1-for-20 reverse stock split.  All share amounts and references to stock prices, except par value, have been retroactively restated to reflect the reverse split.

PREDICTIVE ONCOLOGY INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$11,915,048	$22,071,523
Accounts receivable	544,756	331,196
Inventories	439,989	430,493
Prepaid expense and other assets	620,692	526,801
Total current assets	13,520,485	23,360,013

Property and equipment, net	1,392,681	1,833,255
Intangibles, net	259,320	253,865
Lease right-of-use assets	2,870,286	211,893
Other long-term assets	124,096	75,618
Total assets	$18,166,868	$25,734,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,168,226	$943,452
Note payable	260,220	-
Accrued expenses and other liabilities	1,810,838	2,229,075
Derivative liability	2,109	13,833
Contract liabilities	374,957	602,073
Lease liability	555,541	94,237
Total current liabilities	4,171,891	3,882,670

Lease liability – net of current portion	2,343,622	86,082
Total liabilities	6,515,513	3,968,752
Commitments and contingencies

Stockholders’ equity:
Preferred stock, 20,000,000 shares authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding as of September 30, 2023 and December 31, 2022	792	792
Common stock, $.01 par value, 200,000,000 shares authorized, 4,033,293 and 3,938,160 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	40,333	39,382
Additional paid-in capital	175,896,766	175,503,634
Accumulated deficit	(164,286,536)	(153,777,916)
Total stockholders’ equity	11,651,355	21,765,892

Total liabilities and stockholders’ equity	$18,166,868	$25,734,644

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$715,056	$455,827	$1,445,061	$1,141,986
Cost of goods sold	106,940	108,151	386,840	351,669
Gross margin	608,116	347,676	1,058,221	790,317

General and administrative expense	2,583,574	3,287,918	7,624,085	8,063,265
Operations expense	842,579	857,130	2,714,139	2,657,314
Sales and marketing expense	336,043	333,377	1,135,383	908,867
Loss on impairment of goodwill	-	-	-	7,231,093
Loss on impairment of property and equipment	-	-	162,905	-
Total operating loss	(3,154,080)	(4,130,749)	(10,578,291)	(18,070,222)
Other income	47,838	63,047	118,618	146,524
Other expense	(60,671)	(2,001)	(60,671)	(5,207)
Gain on derivative instruments	3,463	10,219	11,724	107,381
Net loss	$(3,163,450)	$(4,059,484)	$(10,508,620)	$(17,821,524)

Net loss per common share – basic and diluted	$(0.78)	$(1.04)	$(2.63)	$(4.95)

Weighted average shares used in computation – basic and diluted	4,031,356	3,919,203	3,998,887	3,602,515

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023

(Unaudited)

	Series B Preferred		Series F Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2022	79,246	$792	-	$-	3,938,160	$39,382	$175,503,634	$(153,777,916)	$21,765,892
Shares issued to consultants and others	-	-	-	-	31,833	318	200,690	-	201,008
Vesting expense, net of forfeitures	-	-	-	-	-	-	9,287	-	9,287
Series F Preferred Stock dividend	-	-	79,404	794	-	-	(794)	-	-
Net loss	-	-	-	-	-	-	-	(3,421,802)	(3,421,802)
Balance at 03/31/2023	79,246	$792	79,404	$794	3,969,993	$39,700	$175,712,817	$(157,199,718)	$18,554,385
Shares issued to consultants and others	-	-	-	-	10,965	110	68,058	-	68,168
Vesting expense, net of forfeitures	-	-	-	-	-	-	5,872	-	5,872
Shares issued in connection with reverse stock split	-	-	-	-	25,343	253	(253)	-	-
Series F Preferred Stock redemption	-	-	(79,404)	(794)	-	-	794	-	-
Net loss	-	-	-	-	-	-	-	(3,923,368)	(3,923,368)
Balance at 06/30/2023	79,246	$792	-	$-	4,006,301	$40,063	$175,787,288	$(161,123,086)	$14,705,057
Shares issued to consultants and others	-	-	-	-	25,835	258	125,299	-	125,557
Vesting expense, net of forfeitures	-	-	-	-	-	-	(14,300)		(14,300)
Shares issued to management for vesting of restricted stock units, net of repurchase to cover withholding tax	-	-	-	-	1,157	12	(1,521)	-	(1,509)
Net loss	-	-	-	-	-	-	-	(3,163,450)	(3,163,450)
Balance at 09/30/2023	79,246	$792	-	$-	4,033,293	$40,333	$175,896,766	$(164,286,536)	$11,651,355

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2021	79,246	$792	3,280,750	$32,808	$168,272,366	$(128,040,282)	$40,265,684
Shares issued pursuant to equity line	-	-	6,000	60	86,825	-	86,885
Shares issued to consultants and others	-	-	8,595	86	162,036	-	162,122
Vesting expense, net of forfeitures	-	-	-	-	36,518	-	36,518
Net loss	-	-	-	-	-	(3,370,715)	(3,370,715)
Balance at 03/31/2022	79,246	$792	3,295,345	$32,954	$168,557,745	$(131,410,997)	$37,180,494
Issuance of shares and warrants pursuant to May 2022 Private Offering	-	-	600,000	6,000	6,501,050	-	6,507,050
Shares issued pursuant to Equity Line	-	-	9,750	98	149,026	-	149,124
Shares issued to consultants and others	-	-	2,684	27	50,643	-	50,670
Vesting expense, net of forfeitures	-	-	-	-	39,383	-	39,383
Net loss	-	-	-	-	-	(10,391,324)	(10,391,324)
Balance at 06/30/2022	79,246	$792	3,907,779	$39,079	$175,297,847	$(141,802,321)	$33,535,397
Shares issued to consultant & other	-	-	11,461	115	93,885	-	94,000
Vesting expense, net of forfeitures	-	-	1,157	12	22,953	-	22,965
Net loss	-	-	-	-	-	(4,059,484)	(4,059,484)
Balance at 09/30/2022	79,246	$792	3,920,397	$39,206	$175,414,685	$(145,861,805)	$29,592,878

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(10,508,620)	$(17,821,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	580,976	980,381
Vesting expense	859	102,894
Common stock issued for consulting and other	204,839	306,792
Gain on valuation of equity-linked instruments and derivative liability	(11,724)	(107,381)
Loss on impairment of goodwill	-	7,231,093
Loss on impairment of property and equipment	162,905	-
Loss on property and equipment disposal	903	1,700

Changes in assets and liabilities:
Accounts receivable	(213,560)	29,488
Inventories	(9,496)	(106,038)
Prepaid expense and other assets	(142,369)	(39,928)
Accounts payable	224,774	(104,503)
Accrued expenses	(169,401)	476,035
Contract liabilities	(227,116)	(64,889)
Other long-term liabilities	-	(19,932)
Net cash used in operating activities:	(10,107,030)	(9,135,812)

Cash flow from investing activities:
Purchase of property and equipment	(283,648)	(361,916)
Acquisition of intangibles	(26,018)	(50,180)
Net cash used in investing activities:	(309,666)	(412,096)

Cash flow from financing activities:
Proceeds from issuance of common stock and warrants, net	-	6,507,050
Proceeds from issuance of common stock pursuant to equity line	-	236,009
Repurchase of common stock upon vesting of restricted stock units	-	(4,028)
Proceeds from note payable	364,721	-
Repayment of note payable	(104,500)	-
Net cash provided by financing activities	260,221	6,739,031

Net increase (decrease) in cash and cash equivalents	(10,156,475)	(2,808,877)
Cash and cash equivalents at beginning of period	22,071,523	28,202,615
Cash and cash equivalents at end of period	$11,915,048	$25,393,738
Supplemental disclosure for cash flow information:
Cash payments for interest	$9,608	$3,754
Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities	$2,997,181	$-
Series F Preferred Stock dividend	794	-
Common stock issued to settle accrued board of directors’ and advisory board compensation	189,896	-
Redemption of Series F Preferred Stock	(794)	-
Common stock issued in connection with reverse stock split	253	-
Common stock issued to management upon vesting of restricted stock units	4,934	-

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Going Concern

Predictive Oncology Inc. (“Predictive Oncology”) is a knowledge-driven company focused on applying artificial intelligence (“AI”) to support the development of optimal cancer therapies, which can ultimately lead to more effective treatments and improved patient outcomes. Through AI, Predictive Oncology uses its proprietary biobank of 150,000+ cancer tumor samples, categorized by patient type, against drug compounds to help the drug discovery process and increase the probability of successful drug development. The company offers a suite of solutions for oncology drug development from early discovery to clinical trials.

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

The Company has three reportable segments that have been delineated by location and specialty: the Pittsburgh segment provides services that include the application of AI using its proprietary biobank of 150,000+ cancer tumor samples. Pittsburgh also utilizes 3D culture models in drug development. The Birmingham segment provides services and research using a self-contained, automated system that conducts high-throughput, self-interaction chromatography screens, using additives and excipients commonly included in protein formulations resulting in soluble and physically stable formulations of biologics focused on solubility improvements, stability studies, and protein production. The Eagan (Minnesota) segment consists of the production of the FDA-cleared STREAMWAY System for automated fluid waste management, direct-to-drain medical fluid disposal, and associated products. See Note 12 – Segments.

The Company has incurred significant and recurring losses from operations for the past several years and had an accumulated deficit of $164,286,536 as of September 30, 2023. The Company had cash and cash equivalents of $11,915,048 as of September 30, 2023 and needs to raise significant additional capital to meet its operating needs. The Company’s short-term obligations as of September 30, 2023 were $4,171,891, consisting primarily of aggregate accounts payable and accrued expenses of $2,979,064 and operating lease obligations of $555,541. As of September 30, 2023, the Company also had a short-term note payable of $260,220 that bears interest at an annual percentage rate of 9.25% and long-term operating lease obligations of $2,343,622 with a weighted average remaining lease term of 4.23 years. The Company does not expect to generate sufficient operating revenue to sustain its operations in the near term. Year-to-date, the Company incurred negative cash flows from operations of $10,107,030. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is evaluating alternatives to obtain the required additional funding to maintain future operations. These alternatives may include, but are not limited to, equity financing, issuing debt, entering into other financing arrangements, or monetizing operating businesses or assets. Despite these potential sources of funding, the Company may be unable to access financing or obtain additional liquidity when needed or under acceptable terms, if at all. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business, and do not include any adjustments that might result from the outcome of this uncertainty.

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

Amounts recorded in accounts receivable on the condensed consolidated balance sheet include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. An allowance is maintained to provide for the estimated amount of receivables that will not be collected. The Company determines the allowance based on historical experience as well as external business factors expected to impact collectability such as economic factors. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are generally considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The allowance for accounts receivable balance was $0 as of both September 30, 2023 and December 31, 2022.

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

Revenue from Product Sales

The Company has medical device revenue consisting of sales of the STREAMWAY System (i.e., hardware), as well as sales of the proprietary cleaning fluid and filters for use with the STREAMWAY System (i.e., disposables), and other related services including maintenance plans. Currently, the Company sells its medical device products directly to hospitals and other medical facilities using employed sales representatives. Purchase orders, which are governed by sales agreements in all cases, state the final terms for unit price, quantity, shipping, and payment terms. The unit price is considered the observable stand-alone selling price for the arrangements. The Company sales agreement, and Terms and Conditions, is a dually executed contract providing explicit criteria supporting the sale of the STREAMWAY System and related products and services. The Company considers the combination of a purchase order and acceptance of its Terms and Conditions to be a customer’s contract in all cases.

Product sales for medical devices consist of a single performance obligation that the Company satisfies at a point in time. The Company recognizes product revenue when the following events have occurred: (1) the Company has transferred physical possession of the products, (2) the Company has a present right to payment, (3) the customer has legal title to the products, and (4) the customer bears significant risks and rewards of ownership of the products. Based on the shipping terms specified in the sales agreements and purchase orders, these criteria are generally met when the products are shipped from the Company’s facilities (“FOB origin,” which is the Company’s standard shipping terms). As a result, the Company determined that the customer could direct the use of and obtain substantially all of the benefits from, the products at the time the products are shipped. The Company may, at its discretion, negotiate different shipping terms with customers which may affect the timing of revenue recognition. The Company’s standard payment terms for its customers are generally 30 to 60 days after the Company transfers control of the product to its customer. The Company allows returns of defective disposable merchandise if the customer requests a return merchandise authorization from the Company.

Customers may also purchase a maintenance plan for the medical devices from the Company, which requires the Company to service the STREAMWAY System for a period of one year. The maintenance plan is considered a separate performance obligation from the product sale, is charged separately from the product sale, and is recognized over time (ratably over the one-year period) as maintenance services are provided. A time-elapsed output method is used to measure progress because the Company transfers control evenly by providing a stand-ready service. The Company has determined that this method provides a faithful depiction of the transfer of services to its customers.

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

Contract Research Organization (“CRO”) and AI-Driven Business

Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. The Company uses an input method that recognizes revenue based on the Company’s efforts to satisfy the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the standalone-selling price of each distinct good or service in the contract. Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met. Payment terms are net 30 from the invoice date, which is sent to the customer as the Company satisfies the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. This revenue stream is reported under the Birmingham and Pittsburgh segments.

Royalty Revenue

The Company has a collaboration arrangement that includes sales-based royalties, under which our collaboration partners are obligated to pay a royalty that is based on the net sales of their approved drugs. The Company recognizes royalty revenue when the underlying sales occur based on its best estimate of sales of the drugs. To date, the Company has not recognized revenues related to royalties earned under collaboration arrangements.

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

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. Accounts receivable totaled $544,756 and $331,196 as of September 30, 2023 and December 31, 2022, respectively. As of December 31, 2021, accounts receivable totaled $354,196.

The Company’s contract liabilities related primarily to 3D services and maintenance plans were $374,957 and $602,073 as of September 30, 2023 and December 31, 2022, respectively. The Company recognized revenue of $227,116 during the nine-months ended September 30, 2023 that was included in contract liabilities as of December 31, 2022. As of December 31, 2021, contract liabilities totaled $186,951.

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	For the nine months ended September 30,
	2023	2022
	Stock Options
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	90.8% – 98.2%	86.5% – 92.2%
Risk-free interest rate	3.38% – 3.95%	1.83% – 3.43%
Expected life (years)	10	10
	Warrants
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	0%	92.2%
Risk-free interest rate	0%	2.96% – 2.97%
Expected life (years)	0	5 – 5.5

On January 1, 2023, the Company adopted a sequencing policy under ASC 815-40-35 (“ASC 815”) that will apply if reclassification of contracts from equity to liabilities is necessary. If the Company is unable to demonstrate it has sufficient authorized shares, shares will be allocated based on the earliest issuance date of potentially dilutive financial instruments, with the earliest financial instruments receiving the first allocation of shares. Pursuant to ASC 815, issuance of stock-based awards to the Company’s employees are not subject to the sequencing policy.

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs were $20,671 and $15,150 for the three months ended September 30, 2023 and 2022, respectively. Research and development costs were $88,843 and $116,763 for the nine months ended September 30, 2023 and 2022, respectively.

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

Under Internal Revenue Code Section 382, certain stock transactions which significantly change ownership could limit the amount of net operating carryforwards that may be utilized on an annual basis to offset taxable income in future periods. The Company has not yet performed an analysis of the annual net operating loss carryforwards and limitations that are available to be used against taxable income. Consequently, the limitation, if any, could result in the expiration of the Company’s loss carryforwards before they can be utilized. The Company has not analyzed net operating loss carryforwards under Section 382 to date. As a result of the acquisition of Helomics Corporation (“Helomics”) in 2019, there may be significant limitations to the net operating loss. In addition, the current net operating loss carryforwards might be further limited by future issuances of our common stock.

Tax years after 2002 remain open to examination by federal and state tax authorities due to unexpired net operating loss carryforwards.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with financial institutions and, by policy, generally limits the amount of credit exposure to any one financial institution. As of September 30, 2023, the Company had $34,853 of credit risk for cash amounts held in a single institution that are in excess of amounts insured by the Federal Deposit Insurance Corporation.

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

The Company is also subject to general economic and geopolitical uncertainties caused by inflation, rising interest rates, supply chain disruptions, tight labor markets, wage inflation, pricing volatility for certain goods and services, banking and financial sector disruptions, instability and volatility in the global markets, disruptions from COVID-19, and geopolitical conflict. The impacts of economic and other global events could have a material adverse effect on our business, results of operations, liquidity or financial condition and heighten or exacerbate risks described in our Annual Report on Form 10-K filed with the SEC on March 21, 2023.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. As a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those annual periods. Early adoption is permitted, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company early adopted ASU 2020-06 on January 1, 2023 and its adoption did not have a material impact on the Company’s financial statements.

In September 2022, the FASB issued ASU 2022-04, “Liabilities – Supplier Finance Programs” (“ASU 2022-04”). ASU 2022-04 was issued to enhance the transparency of supplier finance programs used by an entity in connection with the purchase of goods and services. The standard requires entities that use supplier finance programs to disclose the key terms, including a description of payment terms, the confirmed amount outstanding under the program at the end of each reporting period, a description of where those obligations are presented on the balance sheet, and an annual rollforward, including the amount of obligations confirmed and the amount paid during the period. The guidance does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the required rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 on January 1, 2023 and its adoption did not have a material impact on the Company’s financial statements.

NOTE 2 – FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s fair value hierarchy for its liabilities measured at fair value on a recurring basis:

September 30, 2023	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Derivatives	$2,109	$-	$-	$2,109

December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Derivatives	$13,833	$-	$-	$13,833

NOTE 3 – INVENTORIES

Inventory balances are as follows:

	As of September 30, 2023	As of December 31, 2022

Finished goods	$242,949	$290,616
Raw materials	190,346	133,183
Work-In-Process	6,694	6,694
Total	$439,989	$430,493

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consist of the following:

	As of September 30, 2023	As of December 31, 2022
Computers, software, and office equipment	$496,382	$463,292
Leasehold improvements	506,162	535,527
Laboratory equipment	3,661,891	3,559,362
Manufacturing tooling	133,285	121,120
Demo equipment	31,554	31,554
Total	4,829,274	4,710,855
Less: Accumulated depreciation	(3,436,593)	(2,877,600)
Total Property and Equipment, Net	$1,392,681	$1,833,255

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

Depreciation expense, recorded within general and administrative expenses and operations expenses, was $156,124 and $227,135 for the three months ended September 30, 2023 and 2022, respectively, and $560,413 and $669,686 during the nine months ended September 30, 2023 and 2022, respectively.

NOTE 5 – INTANGIBLE ASSETS

Finite-lived Intangible Assets

The components of intangible assets were as follows:

	As of September 30, 2023			As of December 31, 2022
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Impairment	Net Carrying Amount
Patents & Trademarks	$535,096	$(275,776)	$259,320	$509,141	$(255,276)	$-	$253,865
Developed Technology	-	-	-	3,500,000	(386,459)	(3,113,541)	-
Customer Relationships	-	-	-	200,000	(22,083)	(177,917)	-
Tradename	-	-	-	80,000	(22,083)	(57,917)	-
Total	$535,096	$(275,776)	$259,320	$4,289,141	$(685,901)	$(3,349,375)	$253,865

Amortization expense, recorded within general and administrative expenses, was $6,863 and $103,805 during the three months ended September 30, 2023 and 2022, respectively, and $20,563 and $310,695 during the nine months ended September 30, 2023 and 2022, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2023:

Year ending December 31,	Expense
Remainder of 2023	$6,863
2024	27,451
2025	27,451
2026	27,451
2027	27,451
Thereafter	142,653
Total	$259,320

The Company recognized no impairment of its finite-lived intangible assets during the three and nine months ended September 30, 2023 and 2022.

Goodwill

As of September 30, 2022, the Company concluded that the goodwill acquired in connection with the acquisition of zPREDICTA Inc., the Company’s former wholly owned subsidiary, was fully impaired and recognized an impairment loss on goodwill of $7,231,093 during the nine months then ended. As of September 30, 2023, the cumulative impairment of goodwill recorded was $7,231,093.

The goodwill acquired by the Company in connection with the acquisition of Helomics was zero as of both September 30, 2023 and December 31, 2022. The cumulative impairment of goodwill recorded was $23,790,290.

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

The following summarizes transactions for stock options and warrants for the periods indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding at December 31, 2021	53,144	$96.60	1,584,995	$33.20

Issued	1,599	8.40	1,053,136	14.00
Forfeited	(2,013)	17.60	-	-
Expired	(3,677)	208.40	(5,422)	329.60
Cancelled	-	-	(816,272)	30.20
Outstanding at December 31, 2022	49,053	$91.69	1,816,437	$22.60

Issued	1,075	5.45	-	-
Forfeited	(49)	6.18	-	-
Expired	(1,854)	121.24	(9,417)	217.64
Outstanding at September 30, 2023	48,225	$83.58	1,807,020	$21.58

Stock-based compensation expense, net of forfeitures, recognized for the three months ended September 30, 2023 and September 30, 2022 was $(14,300) and $26,993, respectively. Stock-based compensation expense recognized for the nine months ended September 30, 2023 and September 30, 2022 was $859 and $102,894, respectively. The Company has $2,833 of unrecognized compensation expense related to unvested stock options that is expected to be recognized over the next 19 months. At September 30, 2023, there were no restricted stock units (“RSUs”) outstanding under the plan and the Company has no unrecognized compensation expense related to unvested RSUs.

NOTE 7 – COLLABORATIVE AGREEMENT

Collaborative Agreement with Cancer Research Horizons

On March 16, 2023, the Company entered into a Collaboration Agreement (the “CRH Agreement”) with Cancer Research Horizons (“CRH”), pursuant to which the Company will use its PEDAL technology to evaluate CRH pre-clinical drug inhibitors of Glutaminase to determine which cancer types and patient populations are most likely to respond to treatment with these compounds (the “Project”). Under the CRH Agreement, both parties will retain rights to their respective background intellectual property. Rights to reports, findings, supporting data, and materials (“Project Intellectual Property”) that are generated by the Company pursuant to its performance under the CRH Agreement vest exclusively in CRH. Each party funds its own participation in the Project. Costs incurred to participate in the CRH Agreement are recorded in Operations Expense in the Company’s Statement of Net Loss.

Pursuant to the CRH Agreement, the Company shall receive a percentage of net revenue, as defined in the agreement, received by CRH for the commercialization of the CRH Candidates and any CRH Derivatives. The percentage of net revenue varies depending on the stage of development. As of September 30, 2023, the Company has not recognized any revenue under the CRH Agreement.

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

The fair value of the placement agent warrants issued in connection with the March 2020 private placement was determined to be $293 and $3,355 as of September 30, 2023 and December 31, 2022, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $743 and $3,308 during the three months ended September 30, 2023 and September 30, 2022, respectively, and $3,062 and $35,474 during the nine months ended September 30, 2023 and September 30, 2022, respectively. The placement agent warrants expire in March 2025.

The fair value of the placement agent warrants issued in connection with the May 2020 offering of securities was determined to be $576 and $4,479 as of September 30, 2023 and December 31, 2022, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $1,133 and $3,370 during the three months ended September 30, 2023 and September 30, 2022, respectively, and $3,903 and $35,421 during the nine months ended September 30, 2023 and September 30, 2022, respectively. The placement agent warrants expire in May 2025.

The placement agent warrants issued in connection with the June 2020 warrant exercise and issuance had a fair value of $1,240 and $5,999 as of September 30, 2023 and December 31, 2022, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $1,587 and $3,541 during the three months ended September 30, 2023 and September 30, 2022, respectively, and $4,759 and $36,486 during the nine months ended September 30, 2023 and September 30, 2022, respectively. The placement agent warrants expire in June 2025.

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance at December 31, 2021	$129,480
Gain recognized to revalue derivative instrument at fair value	(1,908)
Derivative liability balance at March 31, 2022	$127,572
Gain recognized to revalue derivative instrument at fair value	(95,254)
Derivative liability balance at June 30, 2022	$32,318
Gain recognized to revalue derivative instrument at fair value	(10,219)
Derivative liability balance at September 30, 2022	$22,099

Derivative liability balance at December 31, 2022	$13,833
Gain recognized to revalue derivative instrument at fair value	(953)
Derivative liability balance at March 31, 2023	$12,880
Gain recognized to revalue derivative instrument at fair value	(7,308)
Derivative liability balance at June 30, 2023	$5,572
Gain recognized to revalue derivative instrument at fair value	(3,463)
Derivative liability balance at September 30, 2023	$2,109

NOTE 9 – LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders: basic and diluted calculation	$(3,163,450)	$(4,059,485)	$(10,508,620)	$(17,821,524)

Denominator:
Weighted average common shares outstanding - basic	4,031,356	3,919,203	3,998,887	3,602,515
Effect of diluted stock options, warrants, and preferred stock (1)	-	-	-	-
Weighted average common shares outstanding - diluted	4,031,356	3,919,203	3,998,887	3,602,515
Loss per common share - basic and diluted	$(0.78)	$(1.04)	$(2.63)	$(4.95)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Three and Nine Months Ended
	September 30,
	2023	2022
Options	48,225	51,082
Restricted Stock Units	-	24,167
Warrants	1,807,020	1,819,927
Series B Convertible Preferred Stock	16	16

There were 79,246 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2023 and September 30, 2022. In total, the 79,246 shares of Series B Convertible Preferred Stock were convertible to 16 shares of common stock as of September 30, 2023 and September 30, 2022 due to the cumulative effect of reverse stock splits.

NOTE 10 – LEASES

The Company’s corporate offices and other offices are located in Pittsburgh, Pennsylvania. Upon expiration of previous leases for office space and laboratory operations, the Company entered into two new leases for office space and laboratory operations on January 4, 2023. The leases each have an approximate five-year term ending February 28, 2028 and the Company recorded corresponding ROU assets and liabilities of $2,922,365.

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

Lease expense, recorded within general and administrative expenses, was $230,390 and $183,924 for the three months ended September 30, 2023 and September 30, 2022, respectively, and $665,252 and $536,156 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

The following table summarizes other information related to the Company’s operating leases:

September 30, 2023
Weighted average remaining lease term – operating leases in years	4.23
Weighted average discount rate – operating leases	12%

The Company’s operating lease obligations as of September 30, 2023 are as follows:

Remainder of 2023	$209,506
2024	887,424
2025	857,622
2026	803,724
2027	827,909
Thereafter	139,022
Total lease payments	3,725,207
Less: interest	(826,044)
Present value of lease liabilities	$2,899,163

NOTE 11 – NOTE PAYABLE

In June 2023, the Company purchased director and officer insurance policies with a policy period ending June 2024. In July 2023, the Company financed $364,721 of its total premium by entering into a note payable with a finance provider that requires ten monthly installment payments through April 2024. The note is secured by a first priority lien on the financed policies. The short-term note bears interest at an annual percentage rate of 9.25% over the life of the note. As of September 30, 2023, the outstanding balance of the note was $260,220 including interest.

NOTE 12 – SEGMENTS

The Company has determined that it will focus its resources on applying AI to support the development of optimal cancer therapies, partnering with biopharma clients to help prioritize drugs for development and identify biomarker-informed indications. Its platform provides an informed decision tool to select optimal drug/tumor combinations to increase the probability of success during drug development. As a result of this focused approach, the Company has consolidated its brand under the Predictive Oncology name. Going forward, the Company will operate under the Predictive Oncology tradename with laboratory operations in Pittsburgh, Pennsylvania and Birmingham, Alabama. As of January 1, 2023, the Company changed its reportable segments because of this focused approach. The Company has retrospectively revised the reported segment information for all periods presented for consistency.

The Company has three reportable segments that have been delineated by location and specialty: the Pittsburgh segment provides services that include the application of AI using its proprietary biobank of 150,000+ cancer tumor samples. Pittsburgh also utilizes 3D culture models in drug development. The Birmingham segment provides services and research using a self-contained, automated system that conducts high-throughput, self-interaction chromatography screens, using additives and excipients commonly included in protein formulations resulting in soluble and physically stable formulations of biologics focused on solubility improvements, stability studies, and protein production. The Eagan (Minnesota) segment consists of the production of the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY System for automated fluid waste management, direct-to-drain medical fluid disposal, and associated products.

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

See discussion of revenue recognition in Note 1 – Summary of Significant Accounting Policies for a description of the products and services recognized in each segment. The segment revenues and segment net losses for the three and nine months ended September 30, 2023 and 2022 are included in the table below. zPREDICTA Inc. was merged with Predictive Oncology Inc. at the end of 2022 and is now reported as part of the Pittsburgh operating segment. All revenues are earned from external customers.

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Pittsburgh	$417,096	$172,637	$441,567	$266,642
Eagan	259,530	253,751	866,535	809,875
Birmingham	38,430	29,439	136,959	64,580
Corporate	-	-	-	889
Total	$715,056	$455,827	$1,445,061	$1,141,986

Segment Loss

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Pittsburgh	$(674,952)	$(1,076,508)	$(3,428,644)	$(10,891,767)
Eagan	(189,031)	(109,408)	(756,115)	(259,444)
Birmingham	(415,083)	(407,622)	(1,483,222)	(1,206,550)
Corporate	(1,884,384)	(2,465,946)	(4,840,639)	(5,463,763)
Total	$(3,163,450)	$(4,059,484)	$(10,508,620)	$(17,821,524)

Assets

	As of	As of
	September 30,	December 31,
	2023	2022
Pittsburgh	$3,422,462	$1,055,228
Eagan	1,336,101	946,394
Birmingham	1,116,990	1,353,434
Corporate	12,291,315	22,379,588
Total	$18,166,868	$25,734,644

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes thereto set forth in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2022.

This Form 10-Q contains “forward-looking statements” that are subject to certain risks and uncertainties, many of which are beyond our control. Actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important risk factors that may cause actual results to differ from forward-looking statements include:

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

Overview

Predictive Oncology Inc. (“Predictive Oncology”) is a knowledge-driven company focused on applying artificial intelligence (“AI”) to support the development of optimal cancer therapies, which can ultimately lead to more effective treatments and improved patient outcomes. Through AI, Predictive Oncology uses a proprietary biobank of 150,000+ cancer tumor samples, categorized by patient type, against drug compounds to help the drug discovery process and increase the probability of success. The Company offers a suite of solutions for oncology drug development from early discovery to clinical trials.

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

We have three reportable segments that have been delineated by location and specialty: our Pittsburgh segment provides services that include the application of AI using its proprietary biobank of 150,000+ cancer tumor samples. Pittsburgh also utilizes 3D culture models in drug development. Our Birmingham segment provides services and research using a self-contained, automated system that conducts high-throughput, self-interaction chromatography screens, using additives and excipients commonly included in protein formulations resulting in soluble and physically stable formulations of biologics focused on solubility improvements, stability studies, and protein production. Our Eagan (Minnesota) segment consists of the production of the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY System for automated fluid waste management, direct-to-drain medical fluid disposal, and associated products.

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $10,508,620 and $17,821,524 for the nine months ended September 30, 2023, and September 30, 2022, respectively. As of September 30, 2023, and December 31, 2022, we had an accumulated deficit of $164,286,536 and $153,777,916, respectively.

We have never generated sufficient revenues to fund our capital requirements. Since 2017, we have diversified our business by investing in ventures, including making significant loans and investments in early-stage companies. These activities led to the acquisition of Helomics in April 2019, the purchase of the assets of three businesses in 2020 and the acquisition of zPREDICTA in November 2021, each of which have accelerated our capital needs. We have funded our operations through a variety of debt and equity instruments. See “Liquidity and Capital Resources – Liquidity and Plan of Financing; Going Concern Qualification” and “Liquidity and Capital Resources – Financing Transactions” below.

Our future cash requirements and the adequacy of available funds depend on our ability to generate revenues from our drug discovery businesses located in Pittsburgh and Birmingham; our ability to continue to sell our Skyline Medical products and services and to reach profitability in all our businesses; and the availability of future financing to fulfill our business plans. See “Liquidity and Capital Resources – Liquidity and Plan of Financing; Going Concern Qualification” below.

Our limited history of operations, especially in our drug discovery business, and our change in the emphasis of our business, starting in 2017, makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Comparison of three and nine months ended September 30, 2023 and September 30, 2022

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Difference	2023	2022	Difference
Revenue	$715,056	$455,827	$259,229	$1,445,061	$1,141,986	$303,075
Cost of goods sold	106,940	108,151	1,211	386,840	351,669	(35,171)
General and administrative expense	2,583,574	3,287,918	704,344	7,624,085	8,063,265	439,180
Operations expense	842,579	857,130	14,551	2,714,139	2,657,314	(56,825)
Sales and marketing expense	336,043	333,377	(2,666)	1,135,383	908,867	(226,516)

Revenue. We recorded revenue of $715,056 and $455,827 in the three months ended September 30, 2023 and 2022, respectively, and $1,445,061 and $1,141,986 in the nine months ended September 30, 2023 and 2022, respectively. Revenue in the three months ended September 30, 2023 was primarily derived from the Pittsburgh operating segment related to development of tumor-specific 3D cell culture models, while revenue in the three months ended September 30, 2022 was primarily derived from the Eagan operating segment. The Pittsburgh operating segment contributed revenues of $417,096 and $172,637 in the three months ended September 30, 2023 and September 30, 2022, respectively, while the Eagan operating segment contributed $259,530 and $253,751 in the three months ended September 30, 2023 and September 30, 2022, respectively. Revenue in the nine months ended September 30, 2023 and September 30, 2022 was primarily derived from the Eagan operating segment, which contributed $866,535 and $809,875 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Cost of goods sold. Cost of sales was $106,940 and $386,840 in the three and nine months ended September 30, 2023 compared to $108,151 and $351,669 in the three and nine months ended September 30, 2022. The gross profit margin was approximately 85% and 73% in the three and nine months ended September 30, 2023 compared to 76% and 69% in the three and nine months ended September 30, 2022. The improvement in gross profit margins for both periods was primarily due to a change in sales mix to higher margin contracted services primarily provided by our Pittsburgh and Birmingham operating segments.

General and administrative expense. General and administrative (“G&A”) expense primarily consists of management salaries, professional fees, consulting fees, travel expense, administrative fees, and general office expenses. G&A expense decreased by $704,344 to $2,583,574 in the three months ended September 30, 2023 compared to $3,287,918 in the comparable period in 2022. G&A expense decreased by $439,180 to $7,624,085 in the nine months ended September 30, 2023 compared to $8,063,265 in the comparable period in 2022. The decreases in both periods were primarily due to decreased severance to former employees as well as decreased depreciation and amortization expenses due to fully depreciated assets and prior period impairments, offset by increased fees for investor relations and advisory boards as well as rent and other general and administrative expenses.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing. Operations expense decreased by $14,551 to $842,579 in the three months ended September 30, 2023 compared to $857,130 in the comparable period in 2022. The decrease was primarily due to decreased consultant fees and decreased spending on tools, calibration, and testing in Eagan.

Operations expense increased by $56,825 to $2,714,139 in the nine months ended September 30, 2023 compared to $2,657,314 in the comparable period in 2022. The increase in the nine-month period was driven primarily by higher cloud computing expenses related to our Pittsburgh operating segment, which were offset by decreases in expenses related to the closure of the offices of the Company’s former wholly-owned subsidiaries.

Sales and marketing expense. Sales and marketing expense consists of expenses required to sell products through attendance at trade shows, product literature and other sales and marketing activities. Sales and marketing expense increased by $2,666 to $336,043 in the three months ended September 30, 2023 compared to $333,377 in the comparable period in 2022. Sales and marketing expense increased by $226,516 to $1,135,383 in the nine months ended September 30, 2023 compared to $908,867 in the comparable period in 2022. The increases in both periods were primarily due to the increase in marketing and business development staff hired after September 30, 2022.

Loss on impairment of property and equipment. We recorded a loss on impairment of property and equipment of $162,905 during the nine months ended September 30, 2023. We prepared an undiscounted cash flow for our Birmingham asset group as of June 30, 2023 to evaluate long-lived assets, then completed a fair value assessment which resulted in the impairment and allocated the impairment to the assets of the affected asset group. Please see Note 4 – Property and Equipment to our unaudited condensed consolidated financial statements for further information.

Other income. We earned other income of $47,838 in the three months ended September 30, 2023 compared to $63,047 in the comparable period in 2022 and earned other income of $118,617 in the nine months ended September 30, 2023 compared to $146,524 in the comparable period in 2022. Other income is primarily interest income.

Other expense. We incurred other expense of $60,671 in the three and nine months ended September 30, 2023 compared to $2,001 in the three months ended September 30, 2022 and $5,207 in the nine months ended September 30, 2022. The increase was primarily due to the write off of a note receivable deemed uncollectible.

Gain on derivative instruments. We recorded a gain of $3,463 in the three months ended September 30, 2023 compared to $10,219 in the comparable period in 2022 and recorded a gain of $11,724 in the nine months ended September 30, 2023 compared to $107,381 in the comparable period in 2022 related to the change in fair value of the derivative.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $10,107,030 and $9,135,812 for the nine months ended September 30, 2023 and September 30, 2022, respectively. Cash used in operating activities increased in the 2023 period primarily because of the increase in operating expenses and changes in working capital.

Net cash used in investing activities was $309,666 and $412,096 for the nine months ended September 30, 2023 and September 30, 2022, respectively. Cash used in investing activities decreased in the 2023 period primarily due to a decrease in the acquisition of fixed assets.

Net cash provided by financing activities was $260,221 and $6,739,031 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The cash provided in the nine months ended September 30, 2022 was primarily due to proceeds from the issuance of common stock and warrants while the cash provided in the nine months ended September 30, 2023 primarily related to proceeds from financing insurance premiums over the insured period with a short-term note payable.

Liquidity and Plan of Financing; Going Concern

We have incurred significant and recurring losses from operations for the past several years and had an accumulated deficit of $164,286,536 as of September 30, 2023. We had cash and cash equivalents of $11,915,048 as of September 30, 2023 and need to raise significant additional capital to meet our operating needs. Our short-term obligations as of September 30, 2023 were $4,171,891, consisting primarily of aggregate accounts payable and accrued expenses of $2,979,064 and operating lease obligations of $555,541. As of September 30, 2023, we also had a short-term note payable of $260,220 that bears interest at an annual percentage rate of 9.25% and long-term operating lease obligations of $2,343,622 with a weighted average remaining lease term of 4.23 years. We do not expect to generate sufficient operating revenue to sustain our operations in the near term. Year-to-date, we incurred negative cash flows from operations of $10,107,030. Although we have attempted to improve our operating margin by bolstering revenues and curtailing expenses, and continue to seek ways to generate revenue through business development activities, there is no guarantee that we will be able to improve our operating margin sufficiently or achieve profitability in the near term. These conditions raise substantial doubt about our ability to continue as a going concern. We are evaluating alternatives to obtain the required additional funding to maintain future operations. These alternatives may include, but are not limited to, equity financing, issuing debt, entering into other financing arrangements, or monetizing operating businesses or assets. Despite these potential sources of funding, we may be unable to access financing or obtain additional liquidity when needed or under acceptable terms, if at all. Therefore, there is substantial doubt about our ability to continue as a going concern for one year after the date that the financial statements are issued. The condensed consolidated financial statements included in this report have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business, and do not include any adjustments that might result from the outcome of this uncertainty.

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

Based on their evaluation as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2023 due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Controls. In connection with the evaluation of the Company’s internal control over financial reporting as described above, management has identified the following deficiencies in our control environment in the current period that constitute material weaknesses in the Company’s internal control over financial reporting. Therefore, there was a risk that a potential material misstatement of the consolidated financial statements could occur without being prevented or detected on a timely basis.

Management did not maintain effective information technology general controls in the areas of user access management, administrative user access, and segregation of duties within its financial information systems and other financial reporting controls that are relevant to the Company’s preparation of financial statements. As a result of those segregation of duties deficiencies, the related manual business process controls were determined to be ineffective.

The material weakness first reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 continued to exist as of September 30, 2023. Management determined that we have not maintained adequate accounting resources with a sufficient understanding of accounting principles generally accepted in the United States of America (“U.S. GAAP”) to allow us to properly identify and account for new complex transactions.

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements and other financial information included in our annual and quarterly filings fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Material Weakness Remediation Activities. In response to the material weakness, management, with oversight of the Audit Committee of the Company’s Board of Directors, has begun the process of, and is committed to, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weakness. Our planned internal control remediation efforts include:

●	Management is evaluating logical access, including administrative user access, and eliminating known segregation of duties conflicts.
●	Management has designed and is in the process of implementing periodic logical access review controls to monitor user access and proper segregation of duties.
●

Management has reevaluated our overall staffing levels within the accounting department and during the second quarter of 2023 we hired additional resources with qualifications that include a high level of experience with complex technical accounting transactions and application of U.S. GAAP.

Once the above actions and processes have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated and our internal controls over financial reporting are effective, we will consider this material weakness fully addressed. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except for the changes described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is substantial doubt about our ability to continue as a going concern. We will require additional financing to fund operating expenses and fulfill our business plan. Such financing, if available, may be dilutive.

We have incurred significant and recurring losses from operations for the past several years and had an accumulated deficit of $164,286,536 as of September 30, 2023. We had cash and cash equivalents of $11,915,048 as of September 30, 2023 and need to raise significant additional capital to meet our operating needs. Our short-term obligations as of September 30, 2023 were $4,171,891, consisting primarily of aggregate accounts payable and accrued expenses of $2,979,064 and operating lease obligations of $555,541. As of September 30, 2023, we also had a short-term note payable of $260,220 that bears interest at an annual percentage rate of 9.25% and long-term operating lease obligations of $2,343,622 with a weighted average remaining lease term of 4.23 years. We do not expect to generate sufficient operating revenue to sustain our operations in the near term. Year-to-date, we incurred negative cash flows from operations of $10,107,030. Although we have attempted to improve our operating margin by bolstering revenues and curtailing expenses, and continue to seek ways to generate revenue through business development activities, there is no guarantee that we will be able to improve our operating margin sufficiently or achieve profitability in the near term. These conditions raise substantial doubt about our ability to continue as a going concern. We are evaluating alternatives to obtain the required additional funding to maintain future operations. These alternatives may include, but are not limited to, equity financing, issuing debt, entering into other financing arrangements, or monetizing operating businesses or assets. Despite these potential sources of funding, we may be unable to access financing or obtain additional liquidity when needed or under acceptable terms, if at all. Therefore, there is substantial doubt about our ability to continue as a going concern for one year after the date that the financial statements are issued. The condensed consolidated financial statements for the quarter ended September 30, 2023 have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The use of AI in our business is subject to risks associated with new and rapidly evolving technologies and industries, may result in reputational harm or liability, and may not result in the development of commercially viable therapies, drugs or treatments.

Our business model relies on the use of AI to support the development of optimal cancer therapies.  Through AI, we use a proprietary biobank of 150,000+ cancer tumor samples, categorized by patient type, and make optimized, high-confidence drug-response predictions against drug compounds to enable a more informed selection of drug/tumor combinations. While we believe that AI may potentially enable more efficient drug research and clinical development than the conventional model, our approach is novel and has not yet been widely studied. Our use of AI is subject to risks and challenges associated with new, disruptive, and rapidly evolving technologies and industries, which may affect its adoption and the success of our business. The algorithms we use may be flawed, our datasets may be insufficient or contain biased information, and inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions. These deficiencies could undermine the predictions or analysis that AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. Additionally, changes in laws and regulations could impact the usefulness of our solution and could necessitate modifications in our business to accommodate such changes. The regulatory landscape for AI is continually evolving, and both the FDA and the European Union are in the process of issuing comprehensive guidance on AI software which may change how our product is regulated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding sales of unregistered securities during the prior year periods covered hereby has been included in previous reports on Forms 8-K or 10-K.

During the nine months ended September 30, 2023, there were no sales of our securities that were not registered under the Securities Act.

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

PREDICTIVE ONCOLOGY INC.

Date: November 13, 2023	By:	/s/ Raymond F. Vennare
Raymond F. Vennare
Chief Executive Officer

Date: November 13, 2023	By:	/s/ Josh Blacher
Josh Blacher
Interim Chief Financial Officer