Form 10-Q
period 2024-03-31
Predictive Oncology Inc.
filed 2024-05-14
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

☐ Yes ☒ No

As of May 10, 2024, the registrant had 4,101,776 shares of common stock, par value $0.01 per share outstanding.

PREDICTIVE ONCOLOGY INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$5,197,235	$8,728,660
Accounts receivable	509,445	333,697
Inventories	441,718	494,374
Prepaid expense and other assets	412,925	521,700
Total current assets	6,561,323	10,078,431

Property and equipment, net	1,087,718	1,233,910
Intangibles, net	245,594	252,457
Lease right-of-use assets	2,582,456	2,728,355
Other long-term assets	124,096	124,096
Total assets	$10,601,187	$14,417,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,729,126	$1,342,027
Note payable	38,036	150,408
Accrued expenses and other liabilities	1,904,612	1,631,702
Derivative liability	367	1,376
Contract liabilities	304,320	308,091
Lease liability	540,200	517,427
Total current liabilities	4,516,661	3,951,031

Other long-term liabilities	3,507	5,459
Lease liability – net of current portion	2,027,348	2,188,979
Total liabilities	6,547,516	6,145,469
Commitments and contingencies

Stockholders’ equity:
Preferred stock, 20,000,000 shares authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding as of March 31, 2024, and December 31, 2023	792	792
Common stock, $.01 par value, 200,000,000 shares authorized, 4,062,853 shares outstanding as of March 31, 2024, and December 31, 2023	40,629	40,629
Additional paid-in capital	175,992,976	175,992,242
Accumulated deficit	(171,980,726)	(167,761,883)
Total stockholders’ equity	4,053,671	8,271,780

Total liabilities and stockholders’ equity	$10,601,187	$14,417,249

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$419,646	$239,895
Cost of sales	187,415	120,139
Gross profit	232,231	119,756

Operating expenses:
General and administrative expense	2,627,076	2,335,984
Operations expense	1,102,193	878,518
Sales and marketing expense	739,734	370,237
Total operating expenses	4,469,003	3,584,739
Total operating (loss)	(4,236,772)	(3,464,983)
Other income	18,657	42,228
Other expense	(1,737)	-
Gain on derivative instruments	1,009	953
Net (loss)	$(4,218,843)	$(3,421,802)

Net (loss) per common share – basic and diluted	$(1.04)	$(0.86)

Weighted average shares used in computation – basic and diluted	4,062,853	3,968,099

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED

MARCH 31, 2024

(Unaudited)

	Series B Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at 12/31/2023	79,246	$792	4,062,853	$40,629	$175,992,242	$(167,761,883)	$8,271,780
Vesting expense, net of forfeitures	-	-	-	-	734		734
Net loss	-	-	-	-	-	(4,218,843)	(4,218,843)
Balance at 03/31/2024	79,246	$792	4,062,853	$40,629	$175,992,976	$(171,980,726)	$4,053,671

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

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

See accompanying notes to unaudited condensed consolidated financial statements

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(4,218,843)	$(3,421,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,565	237,854
Vesting expense	734	9,287
Common stock issued for consulting and other	-	11,112
(Gain) on derivative instruments	(1,009)	(953)
Loss on property and equipment disposal	-	903

Changes in assets and liabilities:
Accounts receivable	(175,748)	48,433
Inventories	52,656	50,201
Prepaid expense and other assets	108,775	(91,682)
Accounts payable	380,621	331,332
Accrued expenses and other	279,951	(639,611)
Contract liabilities	(3,771)	37,165
Other long-term liabilities	(1,952)	-
Net cash (used in) operating activities:	(3,416,021)	(3,427,761)

Cash flow from investing activities:
Purchase of property and equipment	(3,032)	(24,369)
Acquisition of intangibles	-	(22,274)
Net cash (used in) investing activities:	(3,032)	(46,643)

Cash flow from financing activities:
Repayment of note payable	(112,372)	-
Net cash (used in) financing activities	(112,372)	-

Net (decrease) in cash	(3,531,425)	(3,474,404)
Cash at beginning of period	8,728,660	22,071,523
Cash at end of period	$5,197,235	$18,597,119
Supplemental disclosure for cash flow information:
Cash payments for interest	$1,737	$-
Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities	$-	$2,922,365
Series F Preferred Stock dividend	-	794
Common stock issued to settle accrued board of directors’ and advisory boards’ compensation	-	189,896
Purchase of property & equipment accrued in accounts payable	6,478	146,205
Acquisition of intangible assets accrued in accounts payable	-	3,495

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Predictive Oncology Inc. (“Predictive Oncology” or the “Company”) is a knowledge-driven company focused on applying artificial intelligence (“AI”) to support the development of optimal cancer therapies, which can ultimately lead to more effective treatments and improved patient outcomes. Through AI, Predictive Oncology uses its proprietary biobank of 150,000+ cancer tumor samples, categorized by patient type, against drug compounds to help the drug discovery process and increase the probability of successful drug development. The Company offers a suite of solutions for oncology drug development from early discovery to clinical trials.

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

The Company has three reportable segments, which have been delineated by location and business area, as further described in Note 12 – Segments:

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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company has incurred significant and recurring losses from operations for the past several years and, as of March 31, 2024, had an accumulated deficit of $171,980,726. The Company had cash of $5,197,235 as of March 31, 2024, and needs to raise significant additional capital to meet its operating needs. The Company had short-term obligations of $4,516,661 and long-term operating lease obligations of $2,027,348 as of March 31, 2024. The Company does not expect to generate sufficient operating revenue to sustain its operations in the near term. During the three months ended March 31, 2024, the Company incurred negative cash flows from operations of $3,416,021. Although the Company has attempted to improve its cash flows from operations by bolstering revenues and continues to seek ways to generate revenue through business development activities, there is no guarantee that the Company will be able to improve its cash flows from operations sufficiently or achieve profitability in the near term. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

The Company is evaluating alternatives to obtain the required additional funding to maintain future operations. These alternatives may include, but are not limited to, equity financing, issuing debt, entering into other financing arrangements, or monetizing operating businesses or assets. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders or that result in the Company’s existing stockholders losing part or all of their investment. Despite these potential sources of funding, the Company may be unable to access financing or obtain additional liquidity when needed or under acceptable terms, if at all. If such financing or adequate funds from operations are not available, the Company would be forced to limit its business activities and the Company could default on existing payment obligations, which would have a material adverse effect on its financial condition and results of operations, and the Company may ultimately be required to cease its operations and liquidate its business. The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Basis of Presentation

The Company has prepared the condensed consolidated financial statements and related unaudited financial information in the notes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim condensed consolidated financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments, which in the opinion of management, are necessary to present fairly the Company’s position, the results of its operations, and its cash flows for the interim periods. These interim condensed consolidated financial statements reflect all intercompany eliminations. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto contained in the Annual Report on Form 10-K filed with the SEC on March 28, 2024. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and during the reporting period. Actual results could materially differ from those estimates. Estimates are used in the following areas, among others: variable consideration associated with revenue recognition, stock-based compensation expense, fair value of long-lived assets for impairment analyses, the valuation allowance included in the deferred income tax calculation, accrued expenses, and fair value of derivative liabilities.

Note 1 to the annual consolidated financial statements contained in the Annual Report on Form 10-K filed with the SEC on March 28, 2024, describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024.

Principles of Consolidation

The Company had two wholly owned subsidiaries, Helomics Corporation and Skyline Medical, Inc. ("Skyline Medical"), as of March 31, 2024, and December 31, 2023, and for the three months ended March 31, 2024, and 2023. The condensed consolidated financial statements include the accounts of the Company and these wholly owned subsidiaries after elimination of intercompany transactions and balances as of March 31, 2024, and December 31, 2023, and for the three months ended March 31, 2024, and 2023.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosures by expanding the frequency and extent of segment disclosures. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU requires the retrospective adoption method. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

NOTE 2 – COLLABORATIVE ARRANGEMENTS AND CONTRACTS WITH CUSTOMERS

Collaboration Agreement with Cancer Research Horizons

On March 16, 2023, the Company entered into a Collaboration Agreement (the “CRH Agreement”) with Cancer Research Horizons (“CRH”), pursuant to which the Company used its PEDAL technology to evaluate CRH pre-clinical drug inhibitors of Glutaminase to determine which cancer types and patient populations were most likely to respond to treatment with those compounds (the “Project”). Under the CRH Agreement, both parties retained rights to their respective background intellectual property. Rights to reports, findings, supporting data, and materials (“Project Intellectual Property”) that were generated by the Company pursuant to its performance under the CRH Agreement vested exclusively in CRH. Each party funded its own participation in the Project. Costs incurred to participate in the CRH Agreement were recorded in Cost of sales in the Company’s Consolidated Statement of Net Loss for the year ended December 31, 2023.

Pursuant to the CRH Agreement, the Company shall receive a percentage of net revenue, as defined in the agreement, received by CRH for the commercialization of the CRH Candidates and any CRH Derivatives (each as defined in the CRH Agreement). The percentage of net revenue varies depending on the stage of development. The revenue sharing fees represent variable consideration, which is measured using the expected value method under ASC 606 based on the actual net revenues earned by CRH under Relevant Transfer Agreements (as defined in the CRH Agreement) relating to the CRH Candidates and CRH Derivatives. Due to the uncertainty associated with the timing and amount of revenue sharing fees, the Company concluded that the revenue sharing fees should be fully constrained until such time that Relevant Transfer Agreements have been entered and net revenues have been earned. These estimates will be reassessed at each reporting period. During the three months ended March 31, 2024, and 2023, the Company recognized no revenue under the CRH Agreement.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of March 31, 2024, and December 31, 2023, accounts receivable totaled $509,445 and $333,697, respectively. The allowance for accounts receivable balance was $0 as of both March 31, 2024, and December 31, 2023. During the three months ended March 31, 2024, and 2023, revenues from a single customer were 50% and 14% of the Company’s total revenue, respectively. As of March 31, 2024, accounts receivable from a single customer represented 43% of the Company’s total accounts receivable. As of December 31, 2023, accounts receivable from a single customer represented 16% of the Company’s total accounts receivable.

Advance payments received in excess of revenues recognized are classified as contract liabilities until such time as the revenue recognition criteria have been met. The Company’s contract liabilities, related primarily to development of 3D models and STREAMWAY maintenance plans, were $307,827 and $313,550 as of March 31, 2024, and December 31, 2023, respectively. The Company recognized revenue of $16,974 primarily related to maintenance plans during the three months ended March 31, 2024, that was included in contract liabilities as of December 31, 2023. The Company’s contract liabilities as of March 31, 2024, primarily represent its remaining performance obligations. The Company’s long-term contract liabilities are reported in Other long-term liabilities in the condensed consolidated balance sheets.

NOTE 3 – FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s fair value hierarchy for its liabilities measured at fair value on a recurring basis:

March 31, 2024	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Derivatives	$367	$-	$-	$367

December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Derivatives	$1,376	$-	$-	$1,376

NOTE 4 – INVENTORIES

Inventory balances were as follows:

	As of March 31, 2024	As of December 31, 2023
Raw materials	$278,755	$239,998
Work-in-process	-	-
Finished goods	162,963	254,376
Total	$441,718	$494,374

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment, net consisted of the following:

	As of March 31, 2024	As of December 31, 2023
Computers, software, and office equipment	$481,314	$480,882
Leasehold improvements	506,162	506,162
Laboratory equipment	3,670,097	3,670,097
Warehouse and manufacturing equipment	139,763	133,285
Demo equipment	31,554	31,554
Total	4,828,890	4,821,980
Less: Accumulated depreciation	(3,741,172)	(3,588,070)
Total Property and equipment, net	$1,087,718	$1,233,910

Depreciation expense, recorded within general and administrative expenses, was $155,702 and $231,189 for the three months ended March 31, 2024, and 2023, respectively. No impairment charges related to property and equipment were incurred during the three months ended March 31, 2024, and 2023.

NOTE 6 – INTANGIBLE ASSETS

Finite-lived intangible assets consist of patents and trademarks and are amortized over their estimated useful life. Amortization expense was $6,863 and $6,665 during the three months ended March 31, 2024, and 2023, respectively. Accumulated amortization is included in Intangibles, net in the condensed consolidated balance sheets. The Company reviews finite-lived intangible assets for impairment in accordance with ASC 360, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which the Company operates. No impairment charges related to finite-lived intangible assets were incurred during the three months ended March 31, 2024, and 2023.

The Company’s intangibles, net consisted of the following:

	As of March 31, 2024			As of December 31, 2023
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$535,096	$(289,502)	$245,594	$535,096	$(282,639)	$252,457

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2024:

Year Ending December 31,	Expense
Remainder of 2024	$20,588
2025	27,451
2026	27,451
2027	27,451
2028	27,451
Thereafter	115,202
Total	$245,594

NOTE 7 – LEASES

The Company’s corporate offices and other offices are located in Pittsburgh, Pennsylvania. The leases are effective through February 29, 2028.

The Company has an office in Birmingham, Alabama, which is used for office space, warehousing, and laboratory operations. The lease is effective through August 31, 2025.

The Company has an office in Eagan, Minnesota, which is used for office space and manufacturing. This lease is effective through May 31, 2025.

Lease expense under operating lease arrangements, recorded within general and administrative expenses, was $227,641 and $214,015 for the three months ended March 31, 2024, and 2023, respectively.

The following table summarizes other information related to the Company’s operating leases:

	March 31, 2024	March 31, 2023
Weighted average remaining lease term – operating leases in years	3.76	4.76
Weighted average discount rate – operating leases	12%	12%

The Company’s operating lease obligations as of March 31, 2024, which include expected lease extensions that are reasonably certain of renewal, were as follows:

Remainder of 2024	$597,863
2025	857,622
2026	803,724
2027	827,909
2028	139,022
Total lease payments	3,226,140
Less: interest	(658,592)
Present value of lease liabilities	$2,567,548

NOTE 8 – NOTE PAYABLE

In June 2023, the Company purchased director and officer insurance policies with a policy period ending June 2024. In July 2023, the Company financed $364,721 of its total premium by entering into a note payable with a finance provider that required ten monthly installment payments through April 2024. The note was secured by a first priority lien on the financed policies. The short-term note bore interest at an annual percentage rate of 9.25% over the life of the note. As of March 31, 2024, the outstanding balance of the note was $38,036 including interest.

NOTE 9 – DERIVATIVES

Certain warrants issued to placement agents were determined to be a derivative liability due to certain features of the warrants which could, in certain circumstances, result in the holder receiving the fair value of the outstanding warrants in the same type of consideration as the common stockholders. As a result, in those circumstances, the amount of consideration would differ from that provided to holders of common stock, therefore, the warrants were classified as a liability.

The fair value of the placement agent warrants issued in connection with the March 2020 private placement was determined to be $13 and $135 as of March 31, 2024, and December 31, 2023, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $122 and $419 during the three months ended March 31, 2024, and 2023, respectively. The placement agent warrants expire in March 2025.

The fair value of the placement agent warrants issued in connection with the May 2020 offering of securities was determined to be $58 and $333 as of March 31, 2024, and December 31, 2023, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $275 and $335 during the three months ended March 31, 2024, and 2023, respectively. The placement agent warrants expire in May 2025.

The placement agent warrants issued in connection with the June 2020 warrant exercise and issuance had a fair value of $296 and $908 as of March 31, 2024, and December 31, 2023, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $612 and $199 during the three months ended March 31, 2024, and 2023, respectively. The placement agent warrants expire in June 2025.

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance as of December 31, 2022	$13,833
(Gain) recognized to revalue derivative instrument at fair value	(953)
Derivative liability balance as of March 31, 2023	$12,880

Derivative liability balance as of December 31, 2023	$1,376
(Gain) recognized to revalue derivative instrument at fair value	(1,009)
Derivative liability balance as of March 31, 2024	$367

NOTE 10 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

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

ASC 718, Compensation – Stock Compensation (“ASC 718”), requires that a company that issues equity as compensation record compensation expense that corresponds to the estimated cost of those equity grants. ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model or other acceptable means.

Valuation and Accounting for Stock Options and Warrants

The Company determines the grant date fair value of options and warrants using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility, and estimated term.

During the three months ended March 31, 2024, there were no options or warrants granted. The fair value of each stock option grant was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
	Stock Options
Expected dividend yield	-	0.0%
Expected stock price volatility	-	90.8%
Risk-free interest rate	-	3.38% – 3.55%
Expected life (years)	-	10

Stock Options and Warrants Granted by the Company

The following summarizes transactions for stock options and warrants for the period indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding as of December 31, 2023	47,664	$82.23	1,806,589	$21.52

Issued	-	-	-	-
Forfeited	(74)	3.44	-	-
Expired	(89)	302.80	(7,159)	200.00
Outstanding as of March 31, 2024	47,501	$81.94	1,799,430	$20.81

Stock-based compensation expense, net of forfeitures, recognized for the three months ended March 31, 2024, and 2023, was $734 and $9,287, respectively. Stock-based compensation expense is recorded within each of the captions comprising Operating expenses. The Company has $779 of unrecognized compensation expense related to unvested stock options that is expected to be recognized over the next 13 months.

NOTE 11 – LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) attributable to common stockholders per common share: basic and diluted calculation	$(4,218,843)	$(3,421,802)

Denominator:
Weighted average common shares outstanding-basic	4,062,853	3,968,099
Effect of diluted stock options, warrants and preferred stock (1)	-	-
Weighted average common shares outstanding-diluted	4,062,853	3,968,099

(Loss) per common share-basic and diluted	$(1.04)	$(0.86)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Options	47,501	47,805
RSUs	-	2,500
Warrants	1,799,430	1,812,379
Preferred stock: Series B	16	16

NOTE 12 – SEGMENTS

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

The tables below summarize the Company’s segment reporting as of March 31, 2024, and December 31, 2023, and for the three months ended March 31, 2024, and 2023.

	Three Months Ended March 31, 2024
	Pittsburgh	Birmingham	Eagan	Corporate	Total
Revenue	$4,858	$11,009	$403,779	$-	$419,646
Depreciation and amortization	(32,097)	(120,794)	(7,823)	(1,851)	(162,565)
Segment loss	$(1,196,065)	$(465,162)	$(189,576)	$(2,368,040)	$(4,218,843)

	March 31, 2024
	Pittsburgh	Birmingham	Eagan	Corporate	Total
Assets	$3,135,259	$840,518	$1,612,484	$5,012,926	$10,601,187

	Three Months Ended March 31, 2023
	Pittsburgh	Birmingham	Eagan	Corporate	Total
Revenue	$10,627	$13,649	$215,619	$-	$239,895
Depreciation and amortization	(111,822)	(117,600)	(6,778)	(1,654)	(237,854)
Segment loss	$(1,159,105)	$(482,696)	$(285,397)	$(1,494,604)	$(3,421,802)

	December 31, 2023
	Pittsburgh	Birmingham	Eagan	Corporate	Total
Assets	$3,263,270	$981,914	$1,390,031	$8,782,034	$14,417,249

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes thereto set forth in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2023.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are management’s present expectations of future events. Actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those set forth below and elsewhere in this report, many of which are beyond our control. Important factors that may cause actual results to differ from forward-looking statements include:

●	Our ability to continue operating beyond twelve months without additional financing;
●	Continued negative operating cash flows;
●	Our capital needs to accomplish our goals, including any further financing, which may be highly dilutive and may include onerous terms;
●	Risks related to recent and future acquisitions, including risks related to the benefits and costs of acquisition;
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

●	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;
●	The impact of competition;
●	Acquisition and maintenance of any necessary regulatory clearances applicable to applications of our technology;
●	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;
●	Risk that we never become profitable if our products and services are not accepted by potential customers;
●	Possible impact of government regulation and scrutiny;
●	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;
●	Adverse results of any legal proceedings;
●	The volatility of our operating results and financial condition,
●	Management of growth;
●	Risk that our business and operations could be materially and adversely affected by disruptions caused by economic and geopolitical uncertainties as well as epidemics or pandemics; and
●	Other specific risks that may be alluded to in this report.

All statements, other than statements of historical facts, included in this report regarding our growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans, and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause actual results to differ materially from expectations in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023, and in Item 1A of Part II below. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $4,218,843 and $3,421,802 for the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, and December 31, 2023, we had an accumulated deficit of $171,980,726 and $167,761,883, respectively.

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

Results of Operations

Comparison of three months ended March 31, 2024, and 2023

	Three Months Ended March 31,
	2024	2023	Difference
Revenue	$419,646	$239,895	$179,751
Cost of sales	187,415	120,139	(67,276)
General and administrative expense	2,627,076	2,335,984	(291,092)
Operations expense	1,102,193	878,518	(223,675)
Sales and marketing expense	739,734	370,237	(369,497)

Revenue. We recorded revenue of $419,646 and $239,895 in the three months ended March 31, 2024, and 2023, respectively. Revenue in the three months ended March 31, 2024, and 2023, was primarily derived from the Eagan operating segment. The increase in revenue from the comparative period was primarily due to a change in sales mix with increased sales of STREAMWAY systems in the three months ended March 31, 2024.

Cost of sales. Cost of sales was $187,415 and $120,139 in the three months ended March 31, 2024, and 2023, respectively. The gross profit margin was approximately 55% in the three months ended March 31, 2024, compared to 50% in the three months ended March 31, 2023. The improvement in gross profit margin was primarily due to a change in sales mix with increased sales of STREAMWAY systems in the three months ended March 31, 2024.

General and administrative expense. General and administrative (“G&A”) expenses primarily consist of management salaries, professional fees, consulting fees, administrative fees, and general office expenses. G&A expenses increased by $291,092 to $2,627,076 in the three months ended March 31, 2024, compared to $2,335,984 in the comparable period in 2023. The increase was primarily due to increased professional fees including audit and consultant fees as well as increased business taxes, offset by decreased employee compensation as well as decreased depreciation due to fully depreciated assets.

Operations expense. Operations expenses primarily consist of expenses related to product development and prototyping and testing. Operations expenses increased by $223,675 to $1,102,193 in the three months ended March 31, 2024, compared to $878,518 in the comparable period in 2023. The increase was primarily due to increased employee compensation associated with our research and development efforts.

Sales and marketing expense. Sales and marketing expenses consist of expenses required to market and sell our products including staff-related expenses for individuals performing this work. Sales and marketing expenses increased by $369,497 to $739,734 in the three months ended March 31, 2024, compared to $370,237 in the comparable period in 2023. The increase was primarily due to severance related to a former executive.

Other income. We earned other income of $18,657 in the three months ended March 31, 2024, compared to $42,228 in the comparable period in 2023. Other income is primarily interest income.

Other expense. We incurred other expense of $1,737 in the three months ended March 31, 2024, compared to none in the three months ended March 31, 2023. Other expense is primarily interest expense.

Gain on derivative instruments. We recorded a gain of $1,009 in the three months ended March 31, 2024, compared to $953 in the comparable period in 2023 related to the change in fair value of the derivative instruments.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities remained relatively consistent at $3,416,021 and $3,427,761 for the three months ended March 31, 2024, and 2023, respectively. The increase in the Company’s net loss was primarily offset by an increase in cash provided by changes in working capital, primarily due to increases in accounts payable and accrued expenses.

Net cash used in investing activities was $3,032 and $46,643 for the three months ended March 31, 2024, and 2023, respectively. Cash used in investing activities decreased in the 2024 period primarily due to a decrease in the acquisition of property and equipment and intangible assets.

Net cash used in financing activities was $112,372 for the three months ended March 31, 2024, and none for the comparable period in 2023. The cash used in the three months ended March 31, 2024, was primarily related to repayment of a note payable for insurance premiums financed over the insured period.

Liquidity and Plan of Financing; Going Concern

We have incurred significant and recurring losses from operations for the past several years and, as of March 31, 2024, had an accumulated deficit of $171,980,726. We had cash of $5,197,235 as of March 31, 2024, and need to raise significant additional capital to meet our operating needs. We had short-term obligations of $4,516,661 and long-term operating lease obligations of $2,027,348 as of March 31, 2024. We do not expect to generate sufficient operating revenue to sustain our operations in the near term. During the three months ended March 31, 2024, we incurred negative cash flows from operations of $3,416,021. Although we have attempted to improve our cash flows from operations by bolstering revenues and continue to seek ways to generate revenue through business development activities, there is no guarantee that we will be able to improve our cash flows from operations sufficiently or achieve profitability in the near term. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern within one year after the date our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

We are evaluating alternatives to obtain the required additional funding to maintain future operations. These alternatives may include, but are not limited to, equity financing, issuing debt, entering into other financing arrangements, or monetizing operating businesses or assets. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders or that result in our existing stockholders losing part or all of their investment. Despite these potential sources of funding, we may be unable to access financing or obtain additional liquidity when needed or under acceptable terms, if at all. If such financing or adequate funds from operations are not available, we would be forced to limit our business activities and we could default on existing payment obligations, which would have a material adverse effect on our financial condition and results of operations, and may ultimately be required to cease our operations and liquidate our business. Our condensed consolidated financial statements as of and for the three months ended March 31, 2024, included in this Quarterly Report on Form 10-Q, have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Financing Transactions

We have primarily funded our operations through a combination of debt and equity instruments including short-term borrowings, and a variety of debt and equity offerings. We have no off-balance sheet transactions. There were no financing transactions during the three months ended March 31, 2024, or 2023.

Accounting Standards and Recent Accounting Developments

See Note 1 - Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of recent accounting developments.

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

Management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024.

In addition to the information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the risks included in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, before making an investment decision. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2024, there were no sales of our securities that were not registered under the Securities Act.

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

PREDICTIVE ONCOLOGY INC.

Date: May 14, 2024	By:	/s/ Raymond F. Vennare
Raymond F. Vennare
Chief Executive Officer

Date: May 14, 2024	By:	/s/ Josh Blacher
Josh Blacher
Interim Chief Financial Officer