Form 10-Q
period 2024-06-30
Predictive Oncology Inc.
filed 2024-08-13
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number: 001-36790

Predictive Oncology Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-1007393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

91 43rd Street, Suite 110 Pittsburgh, Pennsylvania Street, Suite 110 Pittsburgh, Pennsylvania	15201
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

As of August 5, 2024, the registrant had 6,666,993 shares of common stock, par value $0.01 per share outstanding.

PREDICTIVE ONCOLOGY INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,331,770	$8,728,660
Accounts receivable	387,040	333,697
Inventories	568,215	494,374
Prepaid expense and other assets	597,724	521,700
Total current assets	6,884,749	10,078,431

Property and equipment, net	910,211	1,233,910
Intangibles, net	238,731	252,457
Lease right-of-use assets	2,432,339	2,728,355
Other long-term assets	121,096	124,096
Total assets	$10,587,126	$14,417,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,563,023	$1,342,027
Note payable	276,932	150,408
Accrued expenses and other liabilities	1,946,893	1,631,702
Derivative liability	8	1,376
Contract liabilities	269,943	308,091
Lease liability	561,712	517,427
Total current liabilities	4,618,511	3,951,031

Other long-term liabilities	13,661	5,459
Lease liability – net of current portion	1,860,983	2,188,979
Total liabilities	6,493,155	6,145,469

Stockholders’ equity:
Preferred stock, 20,000,000 shares authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding as of June 30, 2024, and December 31, 2023	792	792
Common stock, $.01 par value, 200,000,000 shares authorized, 5,708,876 and 4,062,853 shares outstanding as of June 30, 2024, and December 31, 2023, respectively	57,089	40,629
Additional paid-in capital	179,198,077	175,992,242
Accumulated deficit	(175,161,987)	(167,761,883)
Total stockholders’ equity	4,093,971	8,271,780

Total liabilities and stockholders’ equity	$10,587,126	$14,417,249

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$278,722	$490,110	$698,368	$730,005
Cost of sales	152,968	159,761	340,383	279,900
Gross profit	125,754	330,349	357,985	450,105

Operating expenses:
General and administrative expense	2,137,189	2,704,527	4,764,265	5,040,511
Operations expense	893,391	993,042	1,995,584	1,871,560
Sales and marketing expense	284,421	429,103	1,024,155	799,340
Loss on impairment of property and equipment	-	162,905	-	162,905
Total operating expenses	3,315,001	4,289,577	7,784,004	7,874,316
Total operating (loss)	(3,189,247)	(3,959,228)	(7,426,019)	(7,424,211)
Other income	9,461	28,552	28,118	70,780
Other expense	(1,834)	-	(3,571)	-
Gain on derivative instruments	359	7,308	1,368	8,261
Net (loss)	$(3,181,261)	$(3,923,368)	$(7,400,104)	$(7,345,170)

Net (loss) per common share – basic and diluted	$(0.68)	$(0.98)	$(1.70)	$(1.84)

Weighted average shares used in computation – basic and diluted	4,664,771	3,996,512	4,363,812	3,982,384

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2024

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2023	79,246	$792	4,062,853	$40,629	$175,992,242	$(167,761,883)	$8,271,780
Vesting expense, net of forfeitures	-	-	-	-	734		734
Net loss	-	-	-	-	-	(4,218,843)	(4,218,843)
Balance at 03/31/2024	79,246	$792	4,062,853	$40,629	$175,992,976	$(171,980,726)	$4,053,671
Issuance of shares to non-employees	-	-	38,923	389	98,864	-	99,253
Vesting expense, net of forfeitures	-	-	-	-	306	-	306
Issuance of shares pursuant to At-The-Market financing, net of issuance costs	-	-	1,607,100	16,071	3,105,931	-	3,122,002
Net loss	-	-	-	-	-	(3,181,261)	(3,181,261)
Balance at 06/30/2024	79,246	$792	5,708,876	$57,089	$179,198,077	$(175,161,987)	$4,093,971

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

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(7,400,104)	$(7,345,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	326,730	417,989
Vesting expense	1,040	15,159
Common stock issued to non-employees	99,253	79,280
(Gain) on derivative instruments	(1,368)	(8,261)
Loss on impairment of property and equipment	-	162,905
Loss on disposal of property and equipment	20,205	903

Changes in assets and liabilities:
Accounts receivable	(53,343)	(99,653)
Inventories	(73,841)	36,795
Prepaid expense and other assets	(73,024)	47,090
Accounts payable	220,996	66,109
Accrued expenses and other	329,330	(401,002)
Contract liabilities	(38,148)	25,823
Other long-term liabilities	8,202	-
Net cash (used in) operating activities:	(6,634,072)	(7,002,033)

Cash flow from investing activities:
Purchase of property and equipment	(9,510)	(279,727)
Acquisition of intangibles	-	(26,018)
Net cash (used in) investing activities:	(9,510)	(305,745)

Cash flow from financing activities:
Proceeds from issuance of common stock	3,695,848	-
Costs to issue common stock	(573,846)	-
Proceeds from issuance of financing note payable	275,098	-
Repayment of note payable	(150,408)	-
Net cash provided by financing activities	3,246,692	-

Net (decrease) in cash	(3,396,890)	(7,307,778)
Cash and cash equivalents at beginning of period	8,728,660	22,071,523
Cash and cash equivalents at end of period	$5,331,770	$14,763,745
Supplemental disclosure for cash flow information:
Cash payments for interest	$1,737	$-
Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities	$-	$2,997,181
Series F Preferred Stock dividend	-	794
Common stock issued to settle accrued board of directors’ and advisory boards’ compensation	-	189,896
Purchase of property & equipment accrued in accounts payable	-	3,920
Redemption of Series F Preferred Stock	-	794
Common stock issued in connection with reverse stock split	-	253

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

The Company has incurred significant and recurring losses from operations for the past several years and, as of June 30, 2024, had an accumulated deficit of $175,161,987. The Company had cash and cash equivalents of $5,331,770 as of June 30, 2024, and needs to raise significant additional capital to meet its operating needs. The Company had short-term obligations of $4,618,511 and long-term operating lease obligations of $1,860,983 as of June 30, 2024. The Company does not expect to generate sufficient operating revenue to sustain its operations in the near term. During the six months ended June 30, 2024, the Company incurred negative cash flows from operations of $6,634,072. Although the Company has attempted to improve its cash flows from operations by bolstering revenues and continues to seek ways to generate revenue through business development activities, there is no guarantee that the Company will be able to improve its cash flows from operations sufficiently or achieve profitability in the near term. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

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

Note 1 to the annual consolidated financial statements contained in the Annual Report on Form 10-K filed with the SEC on March 28, 2024, describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2024.

Principles of Consolidation

The Company had two wholly owned subsidiaries, Helomics Corporation and Skyline Medical, Inc. (“Skyline Medical”), as of June 30, 2024, and December 31, 2023, and for the three and six months ended June 30, 2024, and 2023. The condensed consolidated financial statements include the accounts of the Company and these wholly owned subsidiaries after elimination of intercompany transactions and balances as of June 30, 2024, and December 31, 2023, and for the three and six months ended June 30, 2024, and 2023.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalent balances with high quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company is exposed to credit risk in the event of default by the financial institutions to the extent amounts recorded on the condensed consolidated balance sheets are in excess of insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds.

As of June 30, 2024, accounts receivable from a single customer represented 11% of the Company’s total accounts receivable. As of December 31, 2023, accounts receivable from a single customer represented 16% of the Company’s total accounts receivable.

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

Pursuant to the CRH Agreement, the Company shall receive a percentage of net revenue, as defined in the agreement, received by CRH for the commercialization of the CRH Candidates and any CRH Derivatives (each as defined in the CRH Agreement). The percentage of net revenue varies depending on the stage of development. The revenue sharing fees represent variable consideration, which is measured using the expected value method under ASC 606 based on the actual net revenues earned by CRH under Relevant Transfer Agreements (as defined in the CRH Agreement) relating to the CRH Candidates and CRH Derivatives. Due to the uncertainty associated with the timing and amount of revenue sharing fees, the Company concluded that the revenue sharing fees should be fully constrained until such time that Relevant Transfer Agreements have been entered and net revenues have been earned. These estimates will be reassessed at each reporting period. During the six months ended June 30, 2024, and 2023, the Company recognized no revenue under the CRH Agreement.

Contracts with Customers and Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of June 30, 2024, and December 31, 2023, accounts receivable totaled $387,040 and $333,697, respectively. The allowance for accounts receivable balance was $0 as of both June 30, 2024, and December 31, 2023.

During the three months ended June 30, 2024, revenues from three customers were 11%, 11%, and 12% of the Company’s total revenue, respectively. During the six months ended June 30, 2024, revenues from a single customer were 34% of the Company’s total revenue. During the three months ended June 30, 2023, revenues from three customers were 11%, 15%, and 24% of the Company’s total revenue, respectively. During the six months ended June 30, 2023, revenues from three customers were 10%, 12%, and 16% of the Company’s total revenue, respectively.

Advance payments received in excess of revenues recognized are classified as contract liabilities until such time as the revenue recognition criteria have been met. The Company’s contract liabilities, related primarily to development of 3D models and STREAMWAY maintenance plans, were $283,604 and $313,550 as of June 30, 2024, and December 31, 2023, respectively. During the three and six months ended June 30, 2024, the Company recognized revenue of $49,165 and $66,139, respectively, related primarily to deposits for development of 3D models and STREAMWAY maintenance plans that were included in contract liabilities as of December 31, 2023. The Company’s contract liabilities as of June 30, 2024, primarily represent its remaining performance obligations. The Company’s long-term contract liabilities are reported in Other long-term liabilities in the condensed consolidated balance sheets.

NOTE 3 – FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis:

June 30, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,000,000	$4,000,000	$-	$-

Liabilities:
Derivatives	$8	$-	$-	$8

December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Derivatives	$1,376	$-	$-	$1,376

NOTE 4 – INVENTORIES

Inventory balances were as follows:

	As of June 30, 2024	As of December 31, 2023
Raw materials	$313,847	$239,998
Work-in-process	-	-
Finished goods	254,368	254,376
Total	$568,215	$494,374

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment, net consisted of the following:

	As of June 30, 2024	As of December 31, 2023
Computers, software, and office equipment	$481,314	$480,882
Leasehold improvements	506,162	506,162
Laboratory equipment	3,605,304	3,670,097
Warehouse and manufacturing equipment	139,763	133,285
Demo equipment	31,554	31,554
Total	4,764,097	4,821,980
Less: Accumulated depreciation	(3,853,886)	(3,588,070)
Total Property and equipment, net	$910,211	$1,233,910

Depreciation expense, recorded within general and administrative expenses, was $157,302 and $173,100 for the three months ended June 30, 2024, and 2023, respectively, and $313,004 and $404,289 during the six months ended June 30, 2024, and 2023, respectively.

No impairment charges related to property and equipment were incurred during the six months ended June 30, 2024. Due to changes in its future projected cash flows, the Company prepared an undiscounted cash flow for its Birmingham asset group as of June 30, 2023, as required under ASC 360 and determined the carrying amount of the asset group exceeded its estimated undiscounted future cash flows. The Company determined the fair value of the Birmingham asset group using replacement cost and market approaches based on the in-exchange value. The Company recognized an impairment loss of $162,905 of its property and equipment in the Birmingham operating segment during the second quarter of 2023.

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangibles, net consisted of the following:

	As of June 30, 2024			As of December 31, 2023
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$535,096	$(296,365)	$238,731	$535,096	$(282,639)	$252,457

Finite-lived intangible assets are amortized over their estimated useful lives. Amortization expense, recorded within general and administrative expenses, was $6,863 and $7,035 during the three months ended June 30, 2024, and 2023, respectively, and $13,726 and $13,700 during the six months ended June 30, 2024, and 2023, respectively.

Accumulated amortization is included in Intangibles, net in the condensed consolidated balance sheets.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2024:

Year Ending December 31,	Expense
Remainder of 2024	$13,726
2025	27,451
2026	27,451
2027	27,451
2028	27,451
Thereafter	115,201
Total	$238,731

The Company reviews finite-lived intangible assets for impairment in accordance with ASC 360, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which the Company operates. No impairment charges related to finite-lived intangible assets were incurred during the six months ended June 30, 2024, and 2023.

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

Lease expense under operating lease arrangements, recorded within general and administrative expenses, was $227,762 and $220,847 for the three months ended June 30, 2024, and 2023, respectively, and $455,403 and $434,862 for the six months ended June 30, 2024, and 2023, respectively.

The following table summarizes other information related to the Company’s operating leases:

	June 30, 2024	June 30, 2023
Weighted average remaining lease term – operating leases in years	3.53	4.46
Weighted average discount rate – operating leases	12%	12%

The Company’s operating lease obligations as of June 30, 2024, which include expected lease extensions that are reasonably certain of renewal, were as follows:

Remainder of 2024	$375,487
2025	857,622
2026	803,724
2027	827,909
2028	139,022
Total lease payments	3,003,764
Less: interest	(581,069)
Present value of lease liabilities	$2,422,695

NOTE 8 – NOTE PAYABLE

In June 2023, the Company purchased director and officer insurance policies with a policy period ending June 2024. In July 2023, the Company financed $364,721 of its total premium by entering into a note payable with a finance provider that required ten monthly installment payments through April 2024. The note was secured by a first priority lien on the financed policies. The short-term note bore interest at an annual percentage rate of 9.25% over the life of the note. As of December 31, 2023, the outstanding balance of the note was $150,408 including interest. As of June 30, 2024, there was no outstanding balance on the note.

In June 2024, the Company purchased director and officer insurance policies with a policy period ending June 2025 and financed $275,098 of its total premium by entering into a note payable with a finance provider that required ten monthly installment payments through April 2025. The note was secured by a first priority lien on the financed policies. The short-term note bore interest at an annual percentage rate of 8.00% over the life of the note. As of June 30, 2024, the outstanding balance of the note was $276,932 including interest.

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

The fair value of the placement agent warrants issued in connection with the March 2020 private placement was determined to be $0 and $135 as of June 30, 2024, and December 31, 2023, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $13 and $1,900 during the three months ended June 30, 2024, and 2023, respectively, and $135 and $2,319 during the six months ended June 30, 2024, and 2023, respectively. The placement agent warrants expire in March 2025.

The fair value of the placement agent warrants issued in connection with the May 2020 offering of securities was determined to be $0 and $333 as of June 30, 2024, and December 31, 2023, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $57 and $2,435 during the three months ended June 30, 2024, and 2023, respectively, and $333 and $2,770 during the six months ended June 30, 2024, and 2023, respectively. The placement agent warrants expire in May 2025.

The placement agent warrants issued in connection with the June 2020 warrant exercise and issuance had a fair value of $8 and $908 as of June 30, 2024, and December 31, 2023, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $289 and $2,973 during the three months ended June 30, 2024, and 2023, respectively, and $900 and $3,172 during the six months ended June 30, 2024, and 2023, respectively. The placement agent warrants expire in June 2025.

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance as of December 31, 2022	$13,833
(Gain) recognized to revalue derivative instrument at fair value	(953)
Derivative liability balance as of March 31, 2023	$12,880
(Gain) recognized to revalue derivative instrument at fair value	(7,308)
Derivative liability balance as of June 30, 2023	$5,572

Derivative liability balance as of December 31, 2023	$1,376
(Gain) recognized to revalue derivative instrument at fair value	(1,009)
Derivative liability balance as of March 31, 2024	$367
(Gain) recognized to revalue derivative instrument at fair value	(359)
Derivative liability balance as of June 30, 2024	$8

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

At The Market Offering

On May 3, 2024, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of the Company’s common stock, par value $0.01 per share (the “Shares”), having an aggregate sales price of up to $3,696,000, from time to time, through an “at the market offering” program pursuant to which Wainwright will act as sales agent. Subject to the terms and conditions of the Sales Agreement, Wainwright is permitted to sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Sales Agreement provides that Wainwright will be entitled to compensation for its services of 3.0% of the gross sales price of all shares sold through Wainwright under the Sales Agreement. As of June 30, 2024, the Company has sold 1,607,100 shares of common stock at an average price of approximately $2.30 per share, resulting in aggregate gross proceeds of approximately $3,696,000.

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

During the three and six months ended June 30, 2024, there were no options or warrants granted. The fair value of each stock option grant was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2024	2023
	Stock Options
Expected dividend yield	-	0.0%
Expected stock price volatility	-	90.8% –91.6%
Risk-free interest rate	-	3.38% –3.72%
Expected life (in years)	-	10

Stock Options and Warrants Granted by the Company

The following summarizes transactions for stock options and warrants for the period indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding as of December 31, 2023	47,664	$82.23	1,806,589	$21.52

Issued	-	-	-	-
Forfeited	(233)	4.67	-	-
Expired	(1,019)	105.99	(77,285)	33.86
Outstanding as of June 30, 2024	46,412	$82.09	1,729,304	$20.97

Stock-based compensation expense, net of forfeitures, recognized for the three months ended June 30, 2024, and 2023, was $307 and $5,872, respectively. Stock-based compensation expense, net of forfeitures, recognized for the six months ended June 30, 2024, and 2023, was $1,040 and $15,159, respectively. Stock-based compensation expense is recorded within each of the captions comprising Operating expenses. The Company has $182 of unrecognized compensation expense related to unvested stock options that is expected to be recognized over the next 10 months.

NOTE 11 – LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) attributable to common stockholders: basic and diluted calculation	$(3,181,261)	$(3,923,368)	$(7,400,104)	$(7,345,170)

Denominator:
Weighted average common shares outstanding - basic	4,664,771	3,996,512	4,363,812	3,982,384
Effect of diluted stock options, warrants, and preferred stock (1)	-	-	-	-
Weighted average common shares outstanding - diluted	4,664,771	3,996,512	4,363,812	3,982,384
(Loss) per common share - basic and diluted	$(0.68)	$(0.98)	$(1.70)	$(1.84)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2024	2023
Options	46,412	48,037
RSUs	-	2,500
Warrants	1,729,304	1,812,379
Preferred stock: Series B	16	16

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

The tables below summarize the Company’s segment reporting as of June 30, 2024, and December 31, 2023, and for the three and six months ended June 30, 2024, and 2023.

	Three Months Ended June 30, 2024
	Pittsburgh	Birmingham	Eagan	Corporate	Total
Revenue	$67,255	$20,813	$190,654	$-	$278,722
Depreciation and amortization	(31,408)	(123,714)	(7,224)	(1,819)	(164,165)
Segment loss	$(1,010,978)	$(459,012)	$(265,580)	$(1,445,691)	$(3,181,261)

	Six Months Ended June 30, 2024
	Pittsburgh	Birmingham	Eagan	Corporate	Total
Revenue	$72,113	$31,822	$594,433	$-	$698,368
Depreciation and amortization	(63,505)	(244,508)	(15,047)	(3,670)	(326,730)
Segment loss	$(2,207,043)	$(924,174)	$(455,156)	$(3,813,731)	$(7,400,104)

	June 30, 2024
	Pittsburgh	Birmingham	Eagan	Corporate	Total
Assets	$2,968,289	$696,017	$1,140,234	$5,782,586	$10,587,126

	Three Months Ended June 30, 2023
	Pittsburgh	Birmingham	Eagan	Corporate	Total
Revenue	$13,844	$84,880	$391,386	$-	$490,110
Depreciation and amortization	(31,945)	(136,194)	(9,973)	(2,023)	(180,135)
Segment loss	$(1,594,587)	$(585,443)	$(281,687)	$(1,461,651)	$(3,923,368)

	Six Months Ended June 30, 2023
	Pittsburgh	Birmingham	Eagan	Corporate	Total
Revenue	$24,471	$98,529	$607,005	$-	$730,005
Depreciation and amortization	(143,767)	(253,794)	(16,751)	(3,677)	(417,989)
Segment loss	$(2,753,692)	$(1,068,139)	$(567,084)	$(2,956,255)	$(7,345,170)

	December 31, 2023
	Pittsburgh	Birmingham	Eagan	Corporate	Total
Assets	$3,263,270	$981,914	$1,390,031	$8,782,034	$14,417,249

NOTE 13 – SUBSEQUENT EVENTS

Warrant Inducement Transaction

On July 25, 2024, the Company entered into definitive agreements with certain of its existing warrant holders for the exercise of warrants to purchase an aggregate of 958,117 shares of its common stock having a current exercise price of $14.00 originally issued in February 2021, June 2021 and May 2022, at a reduced exercise price of $1.32 per share. The gross proceeds to the Company from the exercise of the existing warrants were approximately $1.26 million, prior to deducting placement agent fees and transaction expenses payable by the Company.

In consideration for the immediate cash exercise of the warrants, the Company concurrently issued to the warrant holders new unregistered Series A warrants to purchase up to 958,117 shares of common stock (the “Series A Warrants”) and new Series B warrants to purchase up to 958,117 shares of common stock (the “Series B Warrants”). The Series A Warrants and the Series B Warrants have an exercise price of $1.07 per share and are exercisable immediately upon issuance. The Series A Warrants have a term equal to five years from the date of issuance, and the Series B Warrants have a term equal to 18 months from the date of issuance.

The transactions described above closed on July 26, 2024. Wainwright acted as the exclusive placement agent for the above-mentioned transactions. The Company paid Wainwright as consideration (i) an aggregate cash fee equal to 7.0% of the gross proceeds from the exercise of the existing warrants, (ii) a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the existing warrants, (iii) $35,000 for expenses, and (iv) $15,950 for clearing fees. Additionally, the Company issued to Wainwright (or its designees) as compensation, warrants to purchase up to 67,068 shares of common stock of the Company (equal to 7.0% of the aggregate number of existing warrants exercised in the offering) (the “Placement Agent Warrants”). The Placement Agent Warrants have a term of five years from the closing of the offering and an exercise price of $1.65 per share.

Strategic Cost Savings Initiative

On July 25, 2024, the Company’s Board of Directors approved a plan to implement a strategic cost savings initiative, primarily related to the consolidation of the operations of the Company’s Birmingham laboratory into its Pittsburgh laboratory. The Company began implementing the cost savings initiative in August 2024 and continues to review its progress and effectiveness, including the impact of the changes on the Company’s operating segments and the full financial effect on our consolidated financial statements.

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

On July 25, 2024, our board of directors approved a plan to implement a strategic cost savings initiative, primarily related to the consolidation of the operations of our Birmingham laboratory into our Pittsburgh laboratory. We began implementing the cost savings initiative in August 2024 and continue to review its progress and effectiveness, including the impact of the changes on our operating segments as described immediately above.  In particular, we anticipate that our three segments will be reduced to two in future reporting periods with the closure of our Birmingham laboratory. The initiative is expected to reduce the Company’s run rate for cash used in operating activities by approximately 20% annually when fully implemented in Q4 2024.

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $7,400,104 and $7,345,170 for the six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, and December 31, 2023, we had an accumulated deficit of $175,161,987 and $167,761,883, respectively.

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

Results of Operations

Comparison of three and six months ended June 30, 2024, and 2023

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Difference	2024	2023	Difference
Revenue	$278,722	$490,110	$(211,388)	$698,368	$730,005	$(31,637)
Cost of sales	152,968	159,761	$6,793	340,383	279,900	(60,483)
General and administrative expense	2,137,189	2,704,527	$567,338	4,764,265	5,040,511	276,246
Operations expense	893,391	993,042	$99,651	1,995,584	1,871,560	(124,024)
Sales and marketing expense	284,421	429,103	$144,682	1,024,155	799,340	(224,815)

Revenue. We recorded revenue of $278,722 and $490,110 in the three months ended June 30, 2024, and 2023, respectively. Revenue in the three months ended June 30, 2024, and 2023, was primarily derived from the Eagan operating segment. The decrease in revenue from the comparative period was primarily due to a change in sales mix with decreased sales of STREAMWAY systems in the three months ended June 30, 2024.

We recorded revenue of $698,368 and $730,005 in the six months ended June 30, 2024, and 2023, respectively.  Revenue in the six months ended June 30, 2024, was primarily derived from the Eagan operating segment. The decrease in revenue from the comparative period was primarily due to a change in sales mix with decreased sales related to biologics in our Birmingham operating segment during the six months ended June 30, 2024.

Cost of sales. Cost of sales was $152,968 and $159,761 in the three months ended June 30, 2024, and 2023, respectively. The gross profit margin was approximately 45% and 67% in the three months ended June 30, 2024, and 2023, respectively. The decline in gross profit margin for the three months ended June 30, 2024, was primarily due to increased labor costs and a change in sales mix with decreased sales of STREAMWAY systems.

Cost of sales was $340,383 and $279,900 in the six months ended June 30, 2024, and 2023, respectively. The gross profit margin was approximately 51% and 62% in the six months ended June 30, 2024, and 2023, respectively. The decline in gross profit margin for the six months ended June 30, 2024, was primarily due to increased labor costs.

General and administrative expense. General and administrative (“G&A”) expense primarily consists of management salaries, professional fees, consulting fees, administrative fees, and general office expenses. G&A expense decreased by $567,338 to $2,137,189 in the three months ended June 30, 2024, compared to $2,704,527 in the comparable period in 2023. The decrease was primarily due to decreased employee compensation and decreased investor relations costs, offset by increased consultant fees.

G&A expense decreased by $276,246 to $4,764,265 in the six months ended June 30, 2024, compared to $5,040,511 in the comparable period in 2023. The decrease was primarily due to decreased employee compensation and decreased investor relations costs, offset by increased audit fees and consultant fees.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing. Operations expense decreased by $99,651 to $893,391 in the three months ended June 30, 2024 compared to $993,042 in the comparable period in 2023. The decrease was primarily due to decreased cloud computing expenses related to our Pittsburgh operating segment.

Operations expense increased by $124,024 to $1,995,584 in the six months ended June 30, 2024, compared to $1,871,560 in the comparable period in 2023. The increase was primarily due to higher employee compensation.

Sales and marketing expense. Sales and marketing expenses consist of expenses required to market and sell our products including staff-related expenses for individuals performing this work. Sales and marketing expense decreased by $144,682 to $284,421 in the three months ended June 30, 2024, compared to $429,103 in the comparable period in 2023. The decrease was primarily due to lower employee compensation including sales commissions.

Sales and marketing expense increased by $224,815 to $1,024,155 in the six months ended June 30, 2024, compared to $799,340 in the comparable period in 2023. The increase was primarily due to severance related to a former executive.

Loss on impairment of property and equipment. We recorded no losses on impairment of property and equipment during the three and six months ended June 30, 2024. We recorded a loss on impairment of property and equipment of $162,905 during the three and six months ended June 30, 2023. We prepared an undiscounted cash flow for our Birmingham asset group as of June 30, 2023, to evaluate long-lived assets, then completed a fair value assessment which resulted in the impairment and allocated the impairment to the assets of the affected asset group. Please see Note 5 – Property and Equipment to our unaudited condensed consolidated financial statements for further information.

Other income. We earned other income of $9,461 during the three months ended June 30, 2024, compared to $28,552 in the comparable period in 2023. We earned other income of $28,118 during the six months ended June 30, 2024, compared to $70,780 in the comparable period in 2023. Other income in all periods primarily consisted of interest income.

Other expense. We incurred other expense of $1,834 during the three months ended June 30, 2024, compared to no other expense in the comparable period in 2023. We incurred other expense of $3,571 during the six months ended June 30, 2024, compared to no other expense in the comparable period in 2023. Other expense in 2024 consisted primarily of interest expense.

Gain on derivative instruments. We recorded a gain of $359 in the three months ended June 30, 2024, compared to $7,308 in the comparable period in 2023. We recorded a gain of $1,368 in the six months ended June 30, 2024, compared to $8,261 in the comparable period in 2023. These gains related to the change in fair value of the derivative.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $6,634,072 and $7,002,033 for the six months ended June 30, 2024, and 2023, respectively. Cash used in operating activities decreased in the 2024 period primarily because of changes in working capital.

Net cash used in investing activities was $9,510 and $305,745 for the six months ended June 30, 2024, and 2023, respectively. Cash used in investing activities decreased in the 2024 period primarily due to a decrease in fixed asset purchases during the six months ended June 30, 2024, as compared to the same period in 2023.

Net cash provided by financing activities was $3,246,692 and $0 for the six months ended June 30, 2024, and 2023, respectively. The cash provided in the six months ended June 30, 2024, was primarily due to proceeds from the issuance of common stock pursuant to the ATM offering completed in May 2024.

Liquidity and Plan of Financing; Going Concern

We have incurred significant and recurring losses from operations for the past several years and, as of June 30, 2024, had an accumulated deficit of $175,161,987. We had cash and cash equivalents of $5,331,770 as of June 30, 2024, and need to raise significant additional capital to meet our operating needs. We had short-term obligations of $4,618,511 and long-term operating lease obligations of $1,860,983 as of June 30, 2024. We do not expect to generate sufficient operating revenue to sustain our operations in the near term. During the six months ended June 30, 2024, we incurred negative cash flows from operations of $6,634,072. Although we have attempted to improve our cash flows from operations by bolstering revenues and continue to seek ways to generate revenue through business development activities, there is no guarantee that we will be able to improve our cash flows from operations sufficiently or achieve profitability in the near term. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern within one year after the date our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

We are evaluating alternatives to obtain the required additional funding to maintain future operations. These alternatives may include, but are not limited to, equity financing, issuing debt, entering into other financing arrangements, or monetizing operating businesses or assets. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders or that result in our existing stockholders losing part or all of their investment. Despite these potential sources of funding, we may be unable to access financing or obtain additional liquidity when needed or under acceptable terms, if at all. If such financing or adequate funds from operations are not available, we would be forced to limit our business activities and we could default on existing payment obligations, which would have a material adverse effect on our financial condition and results of operations, and may ultimately be required to cease our operations and liquidate our business. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, included in this Quarterly Report on Form 10-Q, have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Financing Transactions

We have primarily funded our operations through a combination of debt and equity instruments including short-term borrowings, and a variety of debt and equity offerings. We have no off-balance sheet transactions.

On May 3, 2024, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of the Company’s common stock, par value $0.01 per share (the “Shares”), having an aggregate sales price of up to $3,696,000, from time to time, through an “at the market offering” program pursuant to which Wainwright will act as sales agent. Subject to the terms and conditions of the Sales Agreement, Wainwright is permitted to sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Sales Agreement provides that Wainwright will be entitled to compensation for its services of 3.0% of the gross sales price of all shares sold through Wainwright under the Sales Agreement. As of June 30, 2024, the Company has sold 1,607,100 shares of common stock at an average price of approximately $2.30 per share, resulting in aggregate gross proceeds of approximately $3,696,000.

There were no financing transactions during the six months ended June 30, 2023.

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

Management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the six months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2024, there were no sales of our securities that were not registered under the Securities Act.

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

PREDICTIVE ONCOLOGY INC.

Date: August 13, 2024	By:	/s/ Raymond F. Vennare
Raymond F. Vennare
Chief Executive Officer

Date: August 13, 2024	By:	/s/ Josh Blacher
Josh Blacher
Interim Chief Financial Officer