Form 10-Q
period 2024-09-30
Predictive Oncology Inc.
filed 2024-11-12
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

☐ Yes ☒ No

As of November 4, 2024, the registrant had 6,666,993 shares of common stock, par value $0.01 per share outstanding.

PREDICTIVE ONCOLOGY INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,078,955	$8,728,660
Accounts receivable	463,834	277,641
Inventories	504,380	480,803
Prepaid expense and other assets	442,513	512,078
Current assets of discontinued operations	77,726	79,249
Total current assets	4,567,408	10,078,431

Property and equipment, net	402,909	491,214
Intangibles, net	221,473	241,339
Lease right-of-use assets	2,203,935	2,598,091
Other long-term assets	102,509	105,509
Non-current assets of discontinued operations	-	902,665
Total assets	$7,498,234	$14,417,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,141,922	$1,334,064
Note payable	195,776	150,408
Accrued expenses and other liabilities	1,517,242	1,542,948
Derivative liability	1	1,376
Contract liabilities	257,393	302,499
Lease liability	496,788	444,897
Current liabilities of discontinued operations	207,644	174,839
Total current liabilities	3,816,766	3,951,031

Other long-term liabilities	10,046	5,459
Lease liability – net of current portion	1,704,453	2,130,977
Non-current liabilities of discontinued operations	-	58,002
Total liabilities	5,531,265	6,145,469

Stockholders’ equity:
Preferred stock, 20,000,000 shares authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding as of September 30, 2024, and December 31, 2023	792	792
Common stock, $.01 par value, 200,000,000 shares authorized, 6,666,993 and 4,062,853 shares outstanding as of September 30, 2024, and December 31, 2023, respectively	66,670	40,629
Additional paid-in capital	180,156,184	175,992,242
Accumulated deficit	(178,256,677)	(167,761,883)
Total stockholders’ equity	1,966,969	8,271,780

Total liabilities and stockholders’ equity	$7,498,234	$14,417,249

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$345,686	$676,626	$1,012,232	$1,308,102
Cost of sales	196,919	97,868	535,511	367,461
Gross profit	148,767	578,758	476,721	940,641

Operating expenses:
General and administrative expense	1,582,671	2,344,620	5,834,783	6,823,324
Operations expense	633,422	638,696	2,188,936	2,099,974
Sales and marketing expense	246,650	334,439	1,268,824	1,112,412
Total operating expenses	2,462,743	3,317,755	9,292,543	10,035,710
Total operating (loss)	(2,313,976)	(2,738,997)	(8,815,822)	(9,095,069)
Other income	36,378	47,838	64,497	118,618
Other expense	(5,822)	(60,671)	(9,393)	(60,671)
Gain on derivative instruments	7	3,463	1,375	11,724
Loss from continuing operations	(2,283,413)	(2,748,367)	(8,759,343)	(9,025,398)
Loss from discontinued operations	(811,277)	(415,083)	(1,735,451)	(1,483,222)
Net (loss)	$(3,094,690)	$(3,163,450)	$(10,494,794)	$(10,508,620)

Loss per common share, basic and diluted:
Loss from continuing operations	(0.36)	(0.68)	(1.74)	(2.26)
Loss from discontinued operations	(0.13)	(0.10)	(0.34)	(0.37)
Net (loss) per common share, basic and diluted	$(0.48)	$(0.78)	$(2.08)	$(2.63)

Weighted average shares used in computation – basic and diluted	6,396,221	4,031,356	5,046,227	3,998,887

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2023	79,246	$792	4,062,853	$40,629	$175,992,242	$(167,761,883)	$8,271,780
Vesting expense, net of forfeitures	-	-	-	-	734		734
Net loss	-	-	-	-	-	(4,218,843)	(4,218,843)
Balance at 03/31/2024	79,246	$792	4,062,853	$40,629	$175,992,976	$(171,980,726)	$4,053,671
Issuance of shares to non-employees	-	-	38,923	389	98,864	-	99,253
Vesting expense, net of forfeitures	-	-	-	-	306	-	306
Issuance of shares pursuant to At-The-Market financing, net of issuance costs	-	-	1,607,100	16,071	3,105,931	-	3,122,002
Net loss	-	-	-	-	-	(3,181,261)	(3,181,261)
Balance at 06/30/2024	79,246	$792	5,708,876	$57,089	$179,198,077	$(175,161,987)	$4,093,971
Vesting expense, net of forfeitures	-	-	-	-	88	-	88
Issuance of shares pursuant to Warrant Inducement Transaction, net of issuance costs	-	-	958,117	9,581	958,019	-	967,600
Net loss	-	-	-	-	-	(3,094,690)	(3,094,690)
Balance at 09/30/2024	79,246	$792	6,666,993	$66,670	$180,156,184	$(178,256,677)	$1,966,969

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023

(Unaudited)

	Series B Preferred		Series F Preferred			Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2022	79,246	$792	-		$-	3,938,160	$39,382	$175,503,634	$(153,777,916)	$21,765,892
Shares issued to consultants and others	-	-	-		-	31,833	318	200,690	-	201,008
Vesting expense, net of forfeitures	-	-	-		-	-	-	9,287	-	9,287
Series F Preferred Stock dividend	-	-	79,404		794	-	-	(794)	-	-
Net loss	-	-	-		-	-	-	-	(3,421,802)	(3,421,802)
Balance at 03/31/2023	79,246	$792	79,404		$794	3,969,993	$39,700	$175,712,817	$(157,199,718)	$18,554,385
Shares issued to consultants and others	-	-	-		-	10,965	110	68,058	-	68,168
Vesting expense, net of forfeitures	-	-	-		-	-	-	5,872	-	5,872
Shares issued in connection with reverse stock split	-	-	-		-	25,343	253	(253)	-	-
Series F Preferred Stock redemption	-	-	(79,404)		(794)	-	-	794	-	-
Net loss	-	-	-		-	-	-	-	(3,923,368)	(3,923,368)
Balance at 06/30/2023	79,246	$792	-		$-	4,006,301	$40,063	$175,787,288	$(161,123,086)	$14,705,057
Shares issued to consultants and others	-	-	-			25,835	258	125,299	-	125,557
Vesting expense, net of forfeitures	-	-	-			-	-	(14,300)	-	(14,300)
Shares issued to management for vesting of restricted stock units, net of repurchase to cover withholding tax	-	-	-			1,157	12	(1,521)	-	(1,509)
Net loss							-	-	(3,163,450)	(3,163,450)
Balance at 09/30/2023	79,246	$792	-	$		4,033,293	$40,333	$175,896,766	$(164,286,536)	$11,651,355

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from continuing operating activities:
Net loss	$(10,494,794)	$(10,508,620)
Less: (loss) from discontinued operations	(1,735,451)	(1,483,222)
Net loss from continuing operations	(8,759,343)	(9,025,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,019	206,901
Vesting expense	1,103	10
Common stock issued for consulting and other	99,253	204,839
(Gain) on derivative instruments	(1,375)	(11,724)
Loss on disposal of property and equipment	803	903

Changes in assets and liabilities:
Accounts receivable	(186,193)	(194,544)
Inventories	(23,577)	(11,590)
Prepaid expense and other assets	466,721	223,795
Accounts payable	(192,142)	220,000
Accrued expenses and other	(400,339)	(473,539)
Contract liabilities	(45,106)	(199,938)
Other long-term liabilities	4,587	-
Net cash (used in) continuing operating activities:	(8,913,589)	(9,060,285)

Cash flow from continuing investing activities:
Purchase of property and equipment	(9,510)	(37,034)
Acquisition of intangibles	-	(26,018)
Net cash (used in) continuing investing activities:	(9,510)	(63,052)

Cash flow from continuing financing activities:
Proceeds from issuance of common stock and warrants	4,960,562	-
Costs to issue common stock and warrants	(870,960)	-
Proceeds from issuance of financing note payable	275,098	364,721
Repayment of note payable	(229,730)	(104,500)
Net cash provided by continuing financing activities	4,134,970	260,221

Discontinued operations:
Net cash (used in) operating activities	(893,576)	(1,046,745)
Net cash provided by (used in) investing activities	32,000	(246,614)
Net cash provided by (used in) financing activities	-	-
Net cash (used in) discontinued operations	(861,576)	(1,293,359)

Net (decrease) in cash	(5,649,705)	(10,156,475)
Cash and cash equivalents at beginning of period	8,728,660	22,071,523
Cash and cash equivalents at end of period	$3,078,955	$11,915,048

Supplemental disclosure for cash flow information:
Cash payments for interest	$9,393	$9,608

Non-cash transactions:
Equipment transferred from discontinued operations	$5,140	$-
Right-of-use assets obtained in exchange for lease liabilities	-	2,997,181
Series F Preferred Stock dividend	-	794
Common stock issued to settle accrued board of directors’ and advisory boards’ compensation	-	189,896
Common stock issued to management upon vesting of restricted stock units	-	4,934
Redemption of Series F Preferred Stock	-	794
Common stock issued in connection with reverse stock split	-	253

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

During the third quarter of 2024, the Company’s former Birmingham operating segment, which provided contract services and research focused on solubility improvements, stability studies and protein production, met the criteria to be reported as discontinued operations. As a result, the Company operates in two business areas. In its first area, the Company provides optimized, high-confidence drug-response predictions through the application of AI using its proprietary biobank of tumor samples to enable a more informed selection of drug/tumor combinations and increase the probability of success during drug development. The Company also creates and develops tumor-specific 3D cell culture models mimicking the physiological environment of human tissue enabling better-informed decision-making during development. In its second business area, the Company produces the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY® System and associated products for automated medical fluid waste management and patient-to-drain medical fluid disposal.

As a result of the decision to discontinue its former Birmingham operating segment, the Company has two reportable segments, which have been delineated by location and business area, as further described in Note 13 – Segments:

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

The Company has incurred significant and recurring losses from operations for the past several years and, as of September 30, 2024, had an accumulated deficit of $178,256,677. The Company had cash and cash equivalents of $3,078,955 as of September 30, 2024, and needs to raise significant additional capital to meet its operating needs. The Company had short-term obligations of $3,816,766 and long-term operating lease obligations of $1,704,453 as of September 30, 2024. The Company does not expect to generate sufficient operating revenue to sustain its operations in the near term. During the nine months ended September 30, 2024, the Company incurred negative cash flows from continuing operating activities of $8,913,589. Although the Company has attempted to improve its cash flows from continuing operating activities by bolstering revenues and continues to seek ways to generate revenue through business development activities, there is no guarantee that the Company will be able to improve its cash flows from continuing operating activities sufficiently or achieve profitability in the near term. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

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

NASDAQ Notice of Non-Compliance

On September 19, 2024, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the bid price for the Company’s common stock had closed below $1.00 per share for 30 consecutive business days, and that the Company is therefore not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notification has no immediate effect on the listing of the Company’s common stock and the Company has a period of 180 calendar days, or until March 18, 2025, to regain compliance with the Minimum Bid Price Requirement. In the event the Company does not regain compliance with the Minimum Bid Price Requirement by March 18, 2025, the Company may be eligible for additional time pursuant to the Company meeting certain further Nasdaq requirements.

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

Note 1 to the annual consolidated financial statements contained in the Annual Report on Form 10-K filed with the SEC on March 28, 2024, describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2024.

Principles of Consolidation

The Company had two wholly owned subsidiaries, Helomics Corporation and Skyline Medical, Inc. (“Skyline Medical”), as of September 30, 2024, and December 31, 2023, and for the three and nine months ended September 30, 2024, and 2023. The condensed consolidated financial statements include the accounts of the Company and these wholly owned subsidiaries after elimination of intercompany transactions and balances as of September 30, 2024, and December 31, 2023, and for the three and nine months ended September 30, 2024, and 2023.

Discontinued Operations

During the quarter ended September 30, 2024, the Company disposed of its former Birmingham operating segment. Disposal groups that meet the discontinued operations criteria provided in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-20-45 are classified as discontinued operations. Assets and liabilities of discontinued operations are presented separately in the Company’s condensed consolidated balance sheets and results of discontinued operations are reported as a separate component of net loss in the Company’s condensed consolidated statements of net loss for all periods presented, resulting in changes to the presentation of certain prior period amounts. Results of discontinued operations are excluded from segment results for all periods presented. Cash flows from discontinued operations are also reported separately in the Company’s condensed consolidated statements of cash flows.

Refer to Note 2 – Discontinued Operations for additional discussion of discontinued operations. All other notes to these condensed consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.]

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

As of September 30, 2024, accounts receivable from two customers represented 25% and 16% of the Company’s total accounts receivable, respectively. As of December 31, 2023, accounts receivable from a single customer represented 16% of the Company’s total accounts receivable.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the FASB. Recently issued ASUs not listed below either were assessed and determined to be not applicable or are currently expected to have no impact on the condensed consolidated financial statements of the Company.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires more detailed disclosures related to certain costs and expenses. The guidance requires entities to disclose amounts of certain expense categories included in expense captions presented on the face of the income statement, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The disclosure requirements may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

NOTE 2 – DISCONTINUED OPERATIONS

On July 25, 2024, the Company’s Board of Directors approved a plan to implement a strategic cost savings initiative, primarily related to the Company’s Birmingham laboratory. In August 2024, the Company explored options for the leased Birmingham laboratory and office space, including potential sublease arrangements.

In September, the Company transferred certain pieces of computer hardware with alternative use to the Pittsburgh laboratory, while the rest of the laboratory equipment and inventories from the Birmingham laboratory were marketed for sale and the related product and service lines were discontinued. The Company executed a sales agreement for all remaining laboratory equipment and inventories from the Birmingham laboratory and all items were removed from the laboratory premises as of September 30, 2024. As of September 30, 2024, the Company vacated and ceased use of the Birmingham laboratory and office space. The Company’s lease continues through August 2025.

The Company concluded that, in aggregate, the disposal of these assets comprising the former Birmingham operating segment met the criteria for discontinued operations presentation in the third quarter of 2024. As a result, the former Birmingham operating segment has been reclassified to discontinued operations in these condensed consolidated financial statements for all periods presented.

The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities to the current assets and liabilities of discontinued operations as presented in the Company’s condensed consolidated balance sheets:

	September 30, 2024	December 31, 2023
Assets:
Accounts receivable	58,759	56,056
Inventories	-	13,571
Prepaid expense and other assets	18,967	9,622
Total current assets of discontinued operations	77,726	79,249

Property and equipment, net	-	742,696
Intangibles, net	-	11,118
Lease right-of-use assets	-	130,264
Other long-term assets	-	18,587
Total assets of discontinued operations	$77,726	$981,914

Liabilities:
Accounts payable	$12,556	$7,964
Accrued expenses and other liabilities	116,118	94,345
Lease liability	78,970	72,530
Total current liabilities of discontinued operations	207,644	174,839

Lease liability – net of current portion	-	58,002
Total liabilities	$207,644	$232,841

The following table provides details about the major classes of line items constituting the loss from discontinued operations presented in the Company’s condensed consolidated statements of net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$968	$38,430	$32,790	$136,959
Cost of sales	1,503	9,072	3,295	19,379
Gross profit (loss) from discontinued operations	(535)	29,358	29,495	117,580

Operating expenses:
General and administrative expense	291,944	238,953	804,098	800,760
Operations expense	55,671	203,883	495,741	614,165
Sales and marketing expense	-	1,605	1,980	22,972
Loss on impairment of property and equipment	-	-	-	162,905
Total operating expenses	347,615	444,441	1,301,819	1,600,802
Total operating (loss) from discontinued operations	(348,150)	(415,083)	(1,272,324)	(1,483,222)
Loss on disposal of discontinued operations	(463,127)	-	(463,127)	-
Net (loss) from discontinued operations	$(811,277)	$(415,083)	$(1,735,451)	$(1,483,222)

The loss on disposal of discontinued operations represents the loss on impairment of assets sold, including laboratory equipment and inventories, and impairment of other non-current assets.

NOTE 3 – COLLABORATIVE ARRANGEMENTS AND CONTRACTS WITH CUSTOMERS

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

Pursuant to the CRH Agreement, the Company shall receive a percentage of net revenue, as defined in the agreement, received by CRH for the commercialization of the CRH Candidates and any CRH Derivatives (each as defined in the CRH Agreement). The percentage of net revenue varies depending on the stage of development. The revenue sharing fees represent variable consideration, which is measured using the expected value method under ASC 606, Revenue from Contracts with Customers based on the actual net revenues earned by CRH under Relevant Transfer Agreements (as defined in the CRH Agreement) relating to the CRH Candidates and CRH Derivatives. Due to the uncertainty associated with the timing and amount of revenue sharing fees, the Company concluded that the revenue sharing fees should be fully constrained until such time that Relevant Transfer Agreements have been entered and net revenues have been earned. These estimates will be reassessed at each reporting period. During the nine months ended September 30, 2024, and 2023, the Company recognized no revenue under the CRH Agreement.

Contracts with Customers and Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of September 30, 2024, and December 31, 2023, accounts receivable totaled $463,834 and $277,641, respectively. The allowance for accounts receivable balance was $0 as of both September 30, 2024, and December 31, 2023.

During the three months ended September 30, 2024, revenues from two customers were 28% and 22% of the Company’s total revenue, respectively. During the three months ended September 30, 2023, revenues from a single customer were 62% of the Company’s total revenue. During the nine months ended September 30, 2024, revenues from a single customer were 33% of the Company’s total revenue. During the nine months ended September 30, 2023, revenues from a single customer were 34% of the Company’s total revenue.

Advance payments received in excess of revenues recognized are classified as contract liabilities until such time as the revenue recognition criteria have been met. The Company’s contract liabilities, related primarily to development of 3D models and STREAMWAY maintenance plans, were $267,439 and $307,958 as of September 30, 2024, and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company recognized revenue of $7,643 and $68,188, respectively, related primarily to deposits for development of 3D models and STREAMWAY maintenance plans that were included in contract liabilities as of December 31, 2023. The Company’s contract liabilities as of September 30, 2024, primarily represent its remaining performance obligations. The Company’s long-term contract liabilities are reported in Other long-term liabilities in the condensed consolidated balance sheets.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis:

September 30, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$2,350,000	$2,350,000	$-	$-

Liabilities:
Derivatives	$1	$-	$-	$1

December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Derivatives	$1,376	$-	$-	$1,376

NOTE 5 – INVENTORIES

Inventory balances were as follows:

	As of September 30, 2024	As of December 31, 2023
Raw materials	$309,030	$227,110
Work-in-process	15,000	-
Finished goods	180,350	253,693
Total	$504,380	$480,803

NOTE 6 – PROPERTY AND EQUIPMENT

The Company’s property and equipment, net consisted of the following:

	As of September 30, 2024	As of December 31, 2023
Computers, software, and office equipment	$459,641	$467,716
Leasehold improvements	306,961	306,961
Laboratory equipment	1,692,231	1,696,430
Warehouse and manufacturing equipment	139,763	133,285
Demo equipment	31,554	31,554
Total	2,630,150	2,635,946
Less: Accumulated depreciation	(2,227,241)	(2,144,732)
Total Property and equipment, net	$402,909	$491,214

Depreciation expense, recorded within general and administrative expenses of continuing operations, was $33,175 and $36,083 for the three months ended September 30, 2024, and 2023, respectively, and $102,153 and $187,060 during the nine months ended September 30, 2024, and 2023, respectively.

No impairment charges related to property and equipment held and used in continuing operations were incurred during the nine months ended September 30, 2024, and 2023.

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangibles, net consisted of the following:

	As of September 30, 2024			As of December 31, 2023
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$521,621	$(300,148)	$221,473	$521,621	$(280,282)	$241,339

Finite-lived intangible assets are amortized over their estimated useful lives. Amortization expense, recorded within general and administrative expenses of continuing operations, was $6,621 and $6,622 during the three months ended September 30, 2024, and 2023, respectively, and $19,866 and $19,841 during the nine months ended September 30, 2024, and 2023, respectively. Accumulated amortization is included in Intangibles, net in the condensed consolidated balance sheets.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2024:

Year Ending December 31,	Expense
Remainder of 2024	$6,622
2025	26,489
2026	26,489
2027	26,489
2028	26,489
Thereafter	108,895
Total	$221,473

The Company reviews finite-lived intangible assets for impairment in accordance with ASC 360, Property, Plant, and Equipment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which the Company operates. No impairment charges related to finite-lived intangible assets held and used in continuing operations were incurred during the nine months ended September 30, 2024, and 2023.

NOTE 8 – LEASES

The Company’s corporate offices and other offices are located in Pittsburgh, Pennsylvania. The leases are effective through February 29, 2028.

The Company also has an office in Eagan, Minnesota, which is used for office space and manufacturing. This lease is effective through May 31, 2025.

Lease expense under operating lease arrangements, recorded within general and administrative expenses of continuing operations, was $206,760 and $214,813 for the three months ended September 30, 2024, and 2023, respectively, and $620,403 and $604,329 for the nine months ended September 30, 2024, and 2023, respectively.

The following table summarizes other information related to the Company’s operating leases used in continuing operations:

	September 30, 2024	September 30, 2023
Weighted average remaining lease term – operating leases in years	3.38	4.36
Weighted average discount rate – operating leases	13%	13%

The Company’s operating lease obligations as of September 30, 2024, which include expected lease extensions that are reasonably certain of renewal, were as follows:

Remainder of 2024	$137,597
2025	798,262
2026	803,724
2027	827,909
2028	139,022
Total lease payments	2,706,514
Less: interest	(505,273)
Present value of lease liabilities	$2,201,241

NOTE 9 – NOTE PAYABLE

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

In June 2024, the Company purchased director and officer insurance policies with a policy period ending June 2025 and financed $275,098 of its total premium by entering into a note payable with a finance provider that required ten monthly installment payments through April 2025. The note was secured by a first priority lien on the financed policies. The short-term note bore interest at an annual percentage rate of 8.00% over the life of the note. As of September 30, 2024, the outstanding balance of the note was $195,776 including interest.

NOTE 10 – DERIVATIVES

Certain warrants issued to placement agents in 2020 were determined to be a derivative liability due to certain features of the warrants which could, in certain circumstances, result in the holder receiving the fair value of the outstanding warrants in the same type of consideration as the common stockholders. As a result, in those circumstances, the amount of consideration would differ from that provided to holders of common stock, therefore, the warrants were classified as a liability.

The fair value of the placement agent warrants issued in connection with the March 2020 private placement was determined to be $0 and $135 as of September 30, 2024, and December 31, 2023, respectively. The Company recorded no gain or loss on the change in fair value of the placement agent warrants during the three months ended September 30, 2024. The Company recorded a gain on the change in fair value of the placement agent warrants of $743 during the three months ended September 30, 2023, and gains of $135 and $3,062 during the nine months ended September 30, 2024, and 2023, respectively. The placement agent warrants expire in March 2025.

The fair value of the placement agent warrants issued in connection with the May 2020 offering of securities was determined to be $0 and $333 as of September 30, 2024, and December 31, 2023, respectively. The Company recorded no gain or loss on the change in fair value of the placement agent warrants during the three months ended September 30, 2024. The Company recorded a gain on the change in fair value of the placement agent warrants of $1,133 during the three months ended September 30, 2023, and gains of $333 and $3,903 during the nine months ended September 30, 2024, and 2023, respectively. The placement agent warrants expire in May 2025.

The placement agent warrants issued in connection with the June 2020 warrant exercise and issuance had a fair value of $1 and $908 as of September 30, 2024, and December 31, 2023, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $7 and $1,587 during the three months ended September 30, 2024, and 2023, respectively, and $907 and $4,759 during the nine months ended September 30, 2024, and 2023, respectively. The placement agent warrants expire in June 2025.

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance as of December 31, 2022	$13,833
(Gain) recognized to revalue derivative instrument at fair value	(953)
Derivative liability balance as of March 31, 2023	$12,880
(Gain) recognized to revalue derivative instrument at fair value	(7,308)
Derivative liability balance as of June 30, 2023	$5,572
(Gain) recognized to revalue derivative instrument at fair value	(3,463)
Derivative liability balance as of September 30, 2023	$2,109

Derivative liability balance as of December 31, 2023	$1,376
(Gain) recognized to revalue derivative instrument at fair value	(1,009)
Derivative liability balance as of March 31, 2024	$367
(Gain) recognized to revalue derivative instrument at fair value	(359)
Derivative liability balance as of June 30, 2024	$8
(Gain) recognized to revalue derivative instrument at fair value	(7)
Derivative liability balance as of September 30, 2024	$1

NOTE 11 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

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

At The Market Offering

On May 3, 2024, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of the Company’s common stock, par value $0.01 per share (the “Shares”), having an aggregate sales price of up to $3,696,000, from time to time, through an “at the market offering” program pursuant to which Wainwright acted as sales agent. Subject to the terms and conditions of the Sales Agreement, Wainwright was permitted to sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Under the Sales Agreement, Wainwright was entitled to compensation for its services of 3.0% of the gross sales price of all shares sold through Wainwright under the Sales Agreement. As of June 30, 2024, the Company sold 1,607,100 shares of common stock at an average price of approximately $2.30 per share, resulting in aggregate gross proceeds of approximately $3,696,000. No further shares are available to be sold under the Sales Agreement.

Warrant Inducement Transaction

On July 25, 2024, the Company entered into definitive agreements with certain of its existing warrant holders for the exercise of warrants to purchase an aggregate of 958,117 shares of its common stock having a current exercise price of $14.00 originally issued in February 2021, June 2021 and May 2022, at a reduced exercise price of $1.32 per share. The gross proceeds to the Company from the exercise of the existing warrants were approximately $1,265,000, prior to deducting placement agent fees and transaction expenses payable by the Company. The reduction of the exercise price represented a modification to the existing warrants, which was recognized as an equity issuance cost of $594,033 charged against the proceeds of the offering.

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

The fair value of each stock option grant was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2024	2023
	Stock Options
Expected dividend yield	-	0.0%
Expected stock price volatility	-	90.8% – 91.6%
Risk-free interest rate	-	3.38% – 3.72%
Expected life	-	10 years
	Warrants
Expected dividend yield	0.0%	-
Expected stock price volatility	97.3%	-
Risk-free interest rate	4.06% – 4.58%	-
Expected life	1.5 – 5 years	-

Stock Options and Warrants Granted by the Company

The following summarizes transactions for stock options and warrants for the period indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding as of December 31, 2023	47,664	$82.23	1,806,589	$21.52

Issued	-	-	1,983,302	1.09
Forfeited	(309)	5.04	-	-
Expired	(2,164)	3.03	(81,346)	37.90
Exercised	-	-	(958,117)	1.32
Outstanding as of September 30, 2024	45,191	$86.55	2,750,428	$8.92

Stock-based compensation expense, net of forfeitures, recognized for the three months ended September 30, 2024, and 2023, was $88 and $(14,336), respectively. Stock-based compensation expense, net of forfeitures, recognized for the nine months ended September 30, 2024, and 2023, was $1,103 and $10, respectively. Stock-based compensation expense is recorded within each of the captions comprising Operating expenses from continuing operations. The Company has $16 of unrecognized compensation expense related to unvested stock options that is expected to be recognized over the next 4 months.

NOTE 12 – LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) from continuing operations	$(2,283,413)	$(2,748,367)	$(8,759,343)	$(9,025,398)
Net (loss) from discontinued operations	(811,277)	(415,083)	(1,735,451)	(1,483,222)
Net (loss) attributable to common stockholders	$(3,094,690)	$(3,163,450)	$(10,494,794)	$(10,508,620)

Denominator:
Weighted average common shares outstanding - basic	6,396,221	4,031,356	5,046,227	3,998,887
Effect of diluted stock options, warrants, and preferred stock (1)	-	-	-	-
Weighted average common shares outstanding - diluted	6,396,221	4,031,356	5,046,227	3,998,887

Net (loss) from continuing operations attributable to common stockholders per common share – basic and diluted	(0.36)	(0.68)	(1.74)	(2.26)
Net (loss) from discontinued operations attributable to common stockholders per common share – basic and diluted	(0.13)	(0.10)	(0.34)	(0.37)
(Loss) per common share - basic and diluted	$(0.48)	$(0.78)	$(2.08)	$(2.63)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2024	2023
Options	45,191	48,225
Warrants	2,750,428	1,807,020
Preferred stock: Series B	16	16

NOTE 13 – SEGMENTS

The Company has determined its operating segments in accordance with ASC 280, Segment Reporting. Factors used to determine the Company’s reportable segments include the availability of separate financial statements, the existence of locally based leadership across geographic regions, the economic factors affecting each segment, and the evaluation of operating results at the segment level. The Chief Operating Decision Maker (“CODM”) allocates the Company’s resources for each of the operating segments and evaluates their relative performance. Each operating segment listed below has separate financial statements and locally based leadership that are evaluated based on the results of their respective segments. It should be noted that the operating segments below have different products and services. The financial information is consolidated and evaluated regularly by the CODM in assessing performance and allocating resources.

The Company has two reportable segments, which have been delineated by location and business area:

●

Pittsburgh segment: provides services that include the application of AI using its proprietary biobank of 150,000+ tumor samples. Pittsburgh also creates proprietary 3D culture models used in drug development.

●	Eagan segment: produces the FDA-cleared STREAMWAY System and associated products for automated medical fluid waste management and patient-to-drain medical fluid disposal.

As described in Note 2, the Company’s former Birmingham operating segment met the criteria to be reported as discontinued operations during the third quarter of 2024. As such, the former Birmingham segment is excluded from the tables below, which only reflect continuing operations for all periods presented.

All revenues are earned from external customers.

The tables below summarize the Company’s segment reporting as of September 30, 2024, and December 31, 2023, and for the three and nine months ended September 30, 2024, and 2023.

	Three Months Ended September 30, 2024
	Pittsburgh	Eagan	Corporate	Total
Revenue	$3,907	$341,779	$-	$345,686
Depreciation and amortization	(30,766)	(7,348)	(1,682)	(39,796)
Segment loss	$(1,053,373)	$(153,533)	$(1,076,507)	$(2,283,413)

	Nine Months Ended September 30, 2024
	Pittsburgh	Eagan	Corporate	Total
Revenue	$76,020	$936,212	$-	$1,012,232
Depreciation and amortization	(94,272)	(22,395)	(5,352)	(122,019)
Segment loss	$(3,260,416)	$(608,689)	$(4,890,238)	$(8,759,343)

	September 30, 2024
	Pittsburgh	Eagan	Corporate	Total
Assets	$2,797,545	$1,270,451	$3,352,512	$7,420,508

	Three Months Ended September 30, 2023
	Pittsburgh	Eagan	Corporate	Total
Revenue	$417,096	$259,530	$-	$676,626
Depreciation and amortization	(31,946)	(8,909)	(1,851)	(42,706)
Segment loss	$(674,952)	$(189,031)	$(1,884,384)	$(2,748,367)

	Nine Months Ended September 30, 2023
	Pittsburgh	Eagan	Corporate	Total
Revenue	$441,567	$866,535	$-	$1,308,102
Depreciation and amortization	(175,713)	(25,660)	(5,528)	(206,901)
Segment loss	$(3,428,644)	$(756,115)	$(4,840,639)	$(9,025,398)

	December 31, 2023
	Pittsburgh	Eagan	Corporate	Total
Assets	$3,263,270	$1,390,031	$8,782,034	$13,435,335

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

During the third quarter of 2024, our former Birmingham operating segment met the criteria under US GAAP to be reported as discontinued operations. As a result, we operate in two business areas. In our first area, we provide optimized, high-confidence drug-response predictions through the application of AI using our proprietary biobank of tumor samples to enable a more informed selection of drug/tumor combinations and increase the probability of success during development. We also create and develop tumor-specific 3D cell culture models mimicking the physiological environment of human tissue enabling better-informed decision-making during development. In our second business area, we produce the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY® System and associated products for automated medical fluid waste management and patient-to-drain medical fluid disposal.

As a result of the decision to discontinue our former Birmingham operating segment, we have two reportable segments, which have been delineated by location and business area:

●

Pittsburgh segment: provides services that include the application of AI using its proprietary biobank of 150,000+ tumor samples. Pittsburgh also creates proprietary 3D culture models used in drug development.

●	Eagan segment: produces the FDA-cleared STREAMWAY System and associated products for automated medical fluid waste management and patient-to-drain medical fluid disposal.

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $10,494,794 and $10,508,620 for the nine months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, and December 31, 2023, we had an accumulated deficit of $178,256,677 and $167,761,883, respectively.

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

Our future cash requirements and the adequacy of available funds depend on our ability to generate revenues from our oncology business located in Pittsburgh; our ability to continue to sell our Skyline Medical products and services and to reach profitability in all our businesses; and the availability of future financing to fulfill our business plans. See “Liquidity and Capital Resources – Liquidity and Plan of Financing; Going Concern” below.

Our limited history of operations, especially in our drug discovery business, and our change in the emphasis of our business, starting in 2017, makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Comparison of three and nine months ended September 30, 2024, and 2023

In July 2024, our Board of Directors approved a plan to implement a strategic cost savings initiative, primarily related to the Company’s Birmingham laboratory. After extensive consideration, we decided that transferring the laboratory equipment and related product/service lines from Birmingham to Pittsburgh would not be a strategic and effective use of Company resources. In aggregate, the disposal of the assets comprising the former Birmingham operating segment resulted in a strategic shift that had a major effect on our operations and financial results.

As a result of the strategic cost savings initiative, historical results of the former Birmingham operating segment have been reflected as discontinued operations in our condensed consolidated financial statements for all historical periods presented in the statements of net loss. Assets and liabilities associated with the former Birmingham operating segment are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets. Additional disclosures regarding discontinued operations, including results from discontinued operations, are provided in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The results presented below, and the following discussion, are based on and relate to our continuing operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Difference	2024	2023	Difference
Revenue	$345,686	$676,626	$(330,940)	$1,012,232	$1,308,102	$(295,870)
Cost of sales	196,919	97,868	(99,051)	535,511	367,461	(168,050)
General and administrative expense	1,582,671	2,344,620	761,949	5,834,783	6,823,324	988,541
Operations expense	633,422	638,696	5,274	2,188,936	2,099,974	(88,962)
Sales and marketing expense	246,650	334,439	87,789	1,268,824	1,112,412	(156,412)

Revenue. We recorded revenue of $345,686 and $676,626 in the three months ended September 30, 2024, and 2023, respectively. Revenue in the three months ended September 30, 2024, was primarily derived from the Eagan operating segment, while revenue in the three months ended September 30, 2023, was primarily derived from the Pittsburgh operating segment. The decrease in revenue from the comparative period was primarily due to decreased sales of tumor-specific 3D cell culture models from the Pittsburgh operating segment, offset by increased sales of STREAMWAY systems during the third quarter of 2024 from the Eagan operating segment.

We recorded revenue of $1,012,232 and $1,308,102 in the nine months ended September 30, 2024, and 2023, respectively.  Revenue in the nine months ended September 30, 2024, and 2023, was primarily derived from the Eagan operating segment. The decrease in revenue from the comparative nine-month period was also primarily due to decreased sales of tumor-specific 3D cell culture models in 2024 from the Pittsburgh operating segment, offset by increased sales of STREAMWAY systems during 2024 from the Eagan operating segment.

Cost of sales. Cost of sales was $196,919 and $97,868 in the three months ended September 30, 2024, and 2023, respectively. The gross profit margin was approximately 43% and 86% in the three months ended September 30, 2024, and 2023, respectively. The decline in gross profit margin for the three months ended September 30, 2024, was primarily due to increased labor costs and a change in sales mix with decreased sales of 3D models with higher margins than STREAMWAY systems.

Cost of sales was $535,511 and $367,461 in the nine months ended September 30, 2024, and 2023, respectively. The gross profit margin was approximately 47% and 72% in the nine months ended September 30, 2024, and 2023, respectively. The decline in gross profit margin for the nine months ended September 30, 2024, was also primarily due to increased labor costs and the change in sales mix with decreased sales of 3D models with higher margins than STREAMWAY systems.

General and administrative expense. General and administrative (“G&A”) expense primarily consists of management salaries, professional fees, consulting fees, administrative fees, and general office expenses. G&A expense decreased by $761,949 to $1,582,671 in the three months ended September 30, 2024, compared to $2,344,620 in the comparable period in 2023. The decrease was primarily due to decreased employee compensation related to lower headcount related expenses and severance for former employees.

G&A expense decreased by $988,541 to $5,834,783 in the nine months ended September 30, 2024, compared to $6,823,324 in the comparable period in 2023. The decrease was primarily due to decreased employee compensation due to lower headcount and decreased investor relations costs, offset by increased audit fees and consultant fees.

Operations expense. Operations expense primarily consists of expenses related to product development and prototyping and testing. Operations expense decreased by $5,274 to $633,422 in the three months ended September 30, 2024 compared to $638,696 in the comparable period in 2023. The minor decrease was primarily due to decreased cloud computing expenses resulting from cost saving efforts, offset by increased costs associated with our Pittsburgh laboratory including supplies and maintenance.

Operations expense increased by $88,962 to $2,188,936 in the nine months ended September 30, 2024, compared to $2,099,974 in the comparable period in 2023. The increase was primarily due to higher employee compensation, offset by lower cloud computing expenses and recruiting fees.

Sales and marketing expense. Sales and marketing expenses consist of expenses required to market and sell our products including staff-related expenses for individuals performing this work. Sales and marketing expense decreased by $87,789 to $246,650 in the three months ended September 30, 2024, compared to $334,439 in the comparable period in 2023. The decrease was primarily due to lower employee compensation including sales commissions.

Sales and marketing expense increased by $156,412 to $1,268,824 in the nine months ended September 30, 2024, compared to $1,112,412 in the comparable period in 2023. The increase was primarily due to severance related to a former executive, offset by lower other employee compensation costs related to lower headcount and sales commissions.

Other income. We earned other income of $36,378 during the three months ended September 30, 2024, compared to $47,838 in the comparable period in 2023. We earned other income of $64,497 during the nine months ended September 30, 2024, compared to $118,618 in the comparable period in 2023. Other income in all periods primarily consisted of interest income on cash and cash equivalents.

Other expense. We incurred other expense of $5,822 during the three months ended September 30, 2024, compared to $60,671 in the comparable period in 2023. We incurred other expense of $9,393 during the nine months ended September 30, 2024, compared to $60,671 in the comparable period in 2023. Other expense in 2024 consisted primarily of interest expense, while other expense in 2023 was primarily due to the write off of a note receivable deemed uncollectible.

Gain on derivative instruments. We recorded a gain of $7 in the three months ended September 30, 2024, compared to $3,463 in the comparable period in 2023. We recorded a gain of $1,375 in the nine months ended September 30, 2024, compared to $11,724 in the comparable period in 2023. These gains related to the change in fair value of the derivative instruments.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities of continuing operations was $8,913,589 and $9,060,285 for the nine months ended September 30, 2024, and 2023, respectively. Cash used in operating activities decreased in the 2024 period primarily because of changes in working capital.

Net cash used in investing activities of continuing operations was $9,510 and $63,052 for the nine months ended September 30, 2024, and 2023, respectively. Cash used in investing activities decreased in the 2024 period primarily due to a decrease in fixed asset purchases during the nine months ended September 30, 2024, as compared to the same period in 2023.

Net cash provided by financing activities of continuing operations was $4,134,970 and $260,221 for the nine months ended September 30, 2024, and 2023, respectively. The cash provided in the nine months ended September 30, 2024, was primarily due to proceeds from the issuance of common stock pursuant to the ATM offering completed in May 2024 and proceeds from the exercise of warrants into common stock pursuant to the Warrant Inducement Transaction in July 2024.

Net cash used in discontinued operations was $861,576 and $1,293,359 for the nine months ended September 30, 2024, and 2023, respectively. Net cash used in operating activities of discontinued operations was $893,576 and $1,046,745 for the nine months ended September 30, 2024, and 2023, respectively. This change primarily relates to changes in working capital. Net cash provided by investing activities of discontinued operations was $32,000 for the nine months ended September 30, 2024, while net cash used in investing activities of discontinued operations was $246,614 for the nine months ended September 30, 2023.

Liquidity and Plan of Financing; Going Concern

We have incurred significant and recurring losses from operations for the past several years and, as of September 30, 2024, had an accumulated deficit of $178,256,677. We had cash and cash equivalents of $3,078,955 as of September 30, 2024, and need to raise significant additional capital to meet our operating needs. We had short-term obligations of $3,816,766 and long-term operating lease obligations of $1,704,453 as of September 30, 2024. We do not expect to generate sufficient operating revenue to sustain our operations in the near term. During the nine months ended September 30, 2024, we incurred negative cash flows from continuing operating activities of $8,913,589. Although we have attempted to improve our cash flows from continuing operating activities by bolstering revenues and continue to seek ways to generate revenue through business development activities, there is no guarantee that we will be able to improve our cash flows from continuing operating activities sufficiently or achieve profitability in the near term. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern within one year after the date our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

We are evaluating alternatives to obtain the required additional funding to maintain future operations. These alternatives may include, but are not limited to, equity financing, issuing debt, entering into other financing arrangements, or monetizing operating businesses or assets. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders or that result in our existing stockholders losing part or all of their investment. Despite these potential sources of funding, we may be unable to access financing or obtain additional liquidity when needed or under acceptable terms, if at all. If such financing or adequate funds from operations are not available, we would be forced to limit our business activities and we could default on existing payment obligations, which would have a material adverse effect on our financial condition and results of operations, and may ultimately be required to cease our operations and liquidate our business. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024, included in this Quarterly Report on Form 10-Q, have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Financing Transactions

We have primarily funded our operations through a combination of debt and equity instruments including short-term borrowings, and a variety of debt and equity offerings. We have no off-balance sheet transactions.

On May 3, 2024, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of the Company’s common stock, par value $0.01 per share (the “Shares”), having an aggregate sales price of up to $3,696,000, from time to time, through an “at the market offering” program pursuant to which Wainwright acted as sales agent. Subject to the terms and conditions of the Sales Agreement, Wainwright was permitted to sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Under the Sales Agreement, Wainwright was entitled to compensation for its services of 3.0% of the gross sales price of all shares sold through Wainwright under the Sales Agreement. As of June 30, 2024, the Company sold 1,607,100 shares of common stock at an average price of approximately $2.30 per share, resulting in aggregate gross proceeds of approximately $3,696,000. No further shares are available to be sold under the Sales Agreement.

On July 25, 2024, the Company entered into definitive agreements with certain of its existing warrant holders for the exercise of warrants to purchase an aggregate of 958,117 shares of its common stock having a current exercise price of $14.00 originally issued in February 2021, June 2021 and May 2022, at a reduced exercise price of $1.32 per share. The gross proceeds to the Company from the exercise of the existing warrants were approximately $1,265,000, prior to deducting placement agent fees and transaction expenses payable by the Company.

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

There were no financing transactions during the nine months ended September 30, 2023.

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

Management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2024, there were no sales of our securities that were not registered under the Securities Act, other than those previously disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of Series A Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2024).
4.2	Form of Series B Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2024).
4.3	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K with the Securities and Exchange Commission filed on July 29, 2024).
4.4	Form of Warrant Inducement Agreement (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREDICTIVE ONCOLOGY INC.

Date: November 12, 2024	By:	/s/ Raymond F. Vennare
Raymond F. Vennare
Chief Executive Officer

Date: November 12, 2024	By:	/s/ Josh Blacher
Josh Blacher
Interim Chief Financial Officer