Form 10-K
period 2024-12-31
Predictive Oncology Inc.
filed 2025-03-31
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $5,819,537 based upon 5,595,709 shares at $1.04 per share as reported on the NASDAQ Capital Market.

As of March 26, 2025, the registrant had 8,931,621 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PREDICTIVE ONCOLOGY INC.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS

This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements represent our expectations and beliefs concerning future results or events, based on information available to us on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results or events to differ materially from those referenced in the forward-looking statements are listed in Part I, Item 1A. Risk Factors and in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by applicable law. The following summarizes the principal risks of our business:

•	There is substantial doubt about our ability to continue as a going concern without additional financing;
•

Risks relating to our plans regarding a merger with Renovaro, Inc. pursuant to which we would be acquired by Renovaro, including that the transaction may not occur on a timely basis, if at all, the diversion of management’s attention, and possible negative impacts on the trading price of our common stock;

•	Our capital needs to accomplish our goals, including any further financing, which may be highly dilutive and may include onerous terms;
•	Risks related to recent divestitures, including that we may not realize the anticipated benefits from the divestiture;
•	Risks related to our use of artificial intelligence (AI), including any deficiencies that may undermine predictions or analyses that AI applications produce, as well as changes in laws and regulations regarding AI that could affect our use of AI or our commercialization activities;
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

•	Risks that our research and development and commercialization efforts for our PEDAL platform may take longer than expected;
•	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;
•	Acquisition and maintenance of any necessary regulatory clearances applicable to applications of our technology;
•	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;
•	Risk that we never become profitable if our products and services are not accepted by potential customers;
•

Possible impacts of government regulation and scrutiny, changes in laws and regulations and any failure on our part to comply with laws, rules and regulations, which can be expensive and time consuming;

•	Risks related to cybersecurity threats, security breaches and/or information technology and communications system failures;
•	Adverse results of any legal proceedings, including product liability claims;
•	The volatility of our operating results and financial condition; and
•	Risk that our business and operations could be materially and adversely affected by disruptions caused by economic and geopolitical uncertainties as well as epidemics or pandemics.

PART I

ITEM 1. BUSINESS.

General

References in this annual report on Form 10-K to “Predictive”, “Company”, “we”, “us”, and “our” refer to the business of Predictive Oncology Inc. (NASDAQ: POAI) and its wholly owned subsidiaries.

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

Significant Transactions and Recent Events

In July 2024, our Board of Directors approved a plan to implement a strategic cost savings initiative, primarily related to our Birmingham laboratory. The Birmingham laboratory was the business that comprised our Birmingham reportable segment, providing contract services and research focused solubility improvements, stability studies and protein production. In September 2024, the laboratory equipment and inventories from the Birmingham laboratory were sold, the related product and service lines were discontinued, and we vacated and ceased use of the Birmingham laboratory and office space. As a result, during the third quarter of 2024, the former Birmingham operating segment met the criteria under US GAAP to be reported as discontinued operations.

On January 1, 2025, we entered into a binding letter of intent with Renovaro, Inc. (“Renovaro”) pursuant to which Renovaro will acquire all of our issued and outstanding common stock in exchange for a newly created series of Renovaro preferred stock (the “Renovaro LOI”).  The Renovaro LOI provides that the Renovaro preferred stock will be issued to our shareholders in a 1:1 exchange for shares of our common stock. The preferred stock will be automatically redeemable for $3.00 per share after 18 months and may also be converted after the closing of the transaction into freely tradeable, registered Renovaro common stock at a 1:1 conversion ratio by either the holders thereof or Renovaro at any time after Renovaro’s common stock has traded at or above $4.50 per share for 30 consecutive trading days. The Renovaro LOI also provides that Renovaro will have the right to redeem the preferred stock for cash at a redemption price of $3.00 per share (i) if the trading price of its common stock is $3.00 or less or (ii) such preferred stock has not been converted within 30 days after the first date on which the holder could request such conversion as described above.

The Renovaro LOI was amended by an extension agreement entered into on February 28, 2025, which extended the parties’ obligation to enter into definitive documentation for the transaction from no later than February 28, 2025, to no later than March 31, 2025.  The transaction is subject to a minimum fundraising of $15 million by Renovaro, as well as formal approval by our shareholders. If our shareholders do not approve the transaction, assuming prior funding by Renovaro, we will be obligated to provide Renovaro a two-year exclusive royalty-free license to our biobank of tumor samples and tumor-specific 3D cell culture models.

On March 14, 2025, we entered into an asset purchase agreement and closed on a transaction to sell and assign to DeRoyal Industries, Inc. the assets and liabilities exclusively related to our business of providing products for automated, direct-to-drain medical fluid disposal, including our STREAMWAY® product line. These assets were operated by our wholly owned subsidiary, Skyline Medical Inc., and were reported in our Eagan reportable operating segment. The Eagan operating segment did not meet the criteria under US GAAP to be reported as discontinued operations as of and for the year ended December 31, 2024, and is reported within continuing operations in the consolidated financial statements included in this Annual Report on Form 10-K.

Our Business

As of December 31, 2024, we operated in two business areas. In our first area, we provide optimized, high-confidence drug-response predictions through the application of AI using our proprietary biobank of tumor samples to enable a more informed selection of drug/tumor combinations and increase the probability of success during development. We also create and develop tumor-specific 3D cell culture models mimicking the physiological environment of human tissue enabling better-informed decision-making during development. In our second business area, we produced the United States Food and Drug Administration (“FDA”)- cleared STREAMWAY® System and associated products for automated medical fluid waste management and patient-to-drain medical fluid disposal.

As a result of the decision to discontinue our former Birmingham operating segment, we had two reportable segments as of December 31, 2024, which were delineated by location and business area:

●

Pittsburgh segment: provides services that include the application of AI using its proprietary biobank of 150,000+ tumor samples. Pittsburgh also creates proprietary 3D culture models used in drug development.

●	Eagan segment: produced the FDA-cleared STREAMWAY System and associated products for automated medical fluid waste management and patient-to-drain medical fluid disposal.

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

EAGAN

STREAMWAY® System

Through our wholly owned subsidiary, Skyline Medical Inc. (“Skyline Medical”), reported under our Eagan segment, we sold the STREAMWAY System, as well as proprietary cleaning solution and filters for use with the STREAMWAY System. As disclosed above under “Recent Transactions and Significant Events,” we divested all of the assets and liabilities related to the business operations of our Eagan segment as of March 14, 2025 (the “Eagan Sale”). The STREAMWAY System is an FDA-cleared, automated, patient-to-drain waste fluid disposal system designed for medical environments involving potentially infectious medical waste fluids. We distributed our products to medical facilities where bodily and irrigation fluids produced during medical procedures must be contained, measured, documented, and disposed of properly. These products minimize the exposure potential to the healthcare workers who handle such fluids.

The STREAMWAY System is a wall-mounted system that disposes of an unlimited amount of bodily and irrigation fluids providing uninterrupted performance for physicians while virtually eliminating healthcare workers’ exposure to potentially infectious fluids collected during surgical and other patient procedures. We also manufactured and sold two disposable products required for the operation of the STREAMWAY System: a bifurcated dual port procedure filter with tissue trap and a single use bottle of cleaning solution. Both items are utilized on a single procedure basis and must be discarded after use. Our exclusive distribution rights to the disposable cleaning solution were included in the assets transferred in connection with the Eagan Sale.

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

Infectious and Biohazardous Waste Management

The STREAMWAY System, which we sold effective March 14, 2025, allows continuous suction but also provides for unlimited capacity, eliminating the need to interrupt a procedure to change canisters, which we believe is unique to the infectious and biohazardous waste management industry. To our knowledge, the STREAMWAY System is the only known automated fully closed direct‐to‐drain system that is wall‐mounted and able to collect, measure, and dispose of an unlimited amount of waste fluid without interruption.

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

Research and Development (“R&D”)

We spent $25,987 and $122,307 in 2024 and 2023, respectively, on R&D.

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

STREAMWAY® System

In general, our patents were directed to a system and method for collecting waste fluid from a surgical procedure while ensuring there is no interruption of suction during the surgical procedure and no limit on the volume of waste fluid that can be collected. In connection with the Eagan Sale, we assigned all of the rights to patents, patent applications and other intellectual property and related proprietary rights owned by us and used exclusively in the Eagan business, effective March 14, 2025.

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

Employees and Human Capital Resources

We had 23 full-time employees and 1 part-time employee as of December 31, 2024. None of our employees are subject to a collective bargaining agreement and we believe our relations with our employees are satisfactory. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, and we recruit people for positions regardless of gender, ethnicity or other protected traits.

Executive Offices

Our principal executive offices are located at 91 43rd Street, Suite 110 Pittsburgh, Pennsylvania and our telephone number is (412) 432-1500.

Corporate History

We were originally incorporated in Minnesota on April 23, 2002, and reincorporated in Delaware in 2013. We changed our name from Skyline Medical Inc. to Precision Therapeutics Inc. on February 1, 2018, and to Predictive Oncology Inc. on June 13, 2019.

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

Risk Factors Related to the Proposed Acquisition of the Company by Renovaro, Inc.

While we have entered into a binding letter of intent and are involved in exclusive negotiations with Renovaro relating to Renovaro’s acquisition of us, we cannot assure you that the proposed transaction will be consummated and the failure to complete the proposes transaction could adversely affect our business, results of operations, financial condition and stock price.

On January 1, 2025, we executed a binding letter of intent (the “LOI”) with, and are engaged in exclusive negotiations relating to the proposed acquisition of us by, Renovaro. We cannot assure you that we and Renovaro will agree to terms and enter into a definitive agreement for the proposed transaction on a timely basis or at all, which remains subject to satisfactory due diligence and further negotiation, and Renovaro receiving certain financing. Accordingly, the terms of the transaction, if any, may be materially different from the terms outlined in the LOI and this Annual Report on Form 10-K. If we are able to negotiate a definitive agreement, the consummation of the transaction pursuant such agreement will be subject to the approval of our stockholders, among other conditions, certain of which will be out of our control. Accordingly, we cannot provide any assurance that we will consummate the proposed transaction in the manner currently anticipated, or at all.

The proposed transaction gives rise to inherent risks that include:

●

if the transaction is not completed, the share price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the transaction will be completed;

●

legal or regulatory proceedings, including regulatory approvals from various governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction;

●	potential stockholder litigation relating to the transaction could prevent or delay the transaction or otherwise negatively impact our business and operations;

●

the risk that if the proposed transaction is not completed, the market price of our common stock could decline, investor confidence could decline, stockholder litigation could be brought against us, relationships with customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed transaction.

The announcement of the proposed transaction and the LOI, and pendency of the transaction, may result in disruptions to our business, and the proposed transaction could divert management’s attention, disrupt our relationships with third parties and employees, and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

In connection with the proposed transaction, our current and prospective employees may experience uncertainty about their future roles with us following the transaction, which may materially adversely affect our ability to attract and retain key personnel and other employees while the transaction is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the transaction, and may depart prior to the consummation of the transaction. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.

The proposed transaction could cause disruptions to our business or business relationships with our existing and potential customers, suppliers, partners, vendors, and other business partners, and this could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the transaction may place a significant burden on management and internal resources, which may have a negative impact on our ongoing business. It may also divert management’s time and attention from the day-to-day operation of our business and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, and many of these fees and costs are payable regardless of whether or not the transaction is consummated. We also could be subject to litigation related to the proposed transaction, which could prevent or delay the consummation of the transaction and result in significant costs and expenses.

Any of the foregoing, individually or in combination, could materially and adversely affect our business, financial condition and results of operations and prospects.

While the LOI in in effect we are, and once a definitive agreement is in effect we will be, subject to certain restrictions as to the operation of our business.

The LOI generally requires us to operate our business in the ordinary course, subject to certain exceptions, pending execution of a definitive agreement. It is expected that any definitive agreement we enter into will subject us to customary interim operating covenants that restrict us, without Renovaro’s approval, from taking certain specified actions until the transaction is completed or the definitive agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the execution of a definitive agreement or the consummation of the transaction and may adversely affect our ability to execute our business strategies and attain financial and other goals and may adversely impact our financial condition, results of operations and cash flows.

Risk Factors Related to Our Business

There is substantial doubt about our ability to continue as a going concern. We require significant additional funding to maintain operations and implement our business plan. the financing we have obtained to date has been dilutive, and any additional financing, if available, may also be dilutive.

We have incurred significant and recurring losses from operations for the past several years and, as of December 31, 2024, had an accumulated deficit of $180,426,271. We had cash and cash equivalents of $734,673 as of December 31, 2024, and need to raise significant additional capital to meet our operating needs. We had short-term obligations of $3,593,401 and long-term operating lease obligations of $1,558,239 as of December 31, 2024. We do not expect to generate sufficient operating revenue to sustain our operations in the near term. During the year ended December 31, 2024, we incurred negative cash flows from continuing operating activities of $10,974,568. Although we have attempted to improve our operating margin by bolstering revenues and curtailing expenses and continue to seek ways to generate revenue through business development activities, there is no guarantee that we will be able to improve our operating margin sufficiently or achieve profitability in the near term. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date our consolidated financial statements included in this Annual Report on Form 10-K are issued. We continue to evaluate alternatives to obtain the required additional funding to maintain future operations, but there can be no assurances that such funding will be available under acceptable terms, if at all.

Alternatives to obtain additional funding may include, but are not limited to, equity financing, issuing debt, entering into other financing arrangements, or monetizing operating businesses or assets. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders or that result in our existing stockholders losing part or all of their investment. For example, in May 2024 we raised $3.58 million in net proceeds through an at-the-market offering of shares of our common stock. In July 2024, we raised $1.0 million in net proceeds through cash exercises of certain outstanding warrants pursuant to agreements with certain warrant holders to reduce the exercise price of those warrants and issue new warrants as consideration for the cash exercises. In February 2025, we issued shares of our common stock in a registered direct offering for gross proceeds of $545 thousand. In March 2025, pursuant to an extension agreement in connection with the LOI with Renovaro, Renovaro purchased shares of our common stock for an aggregate of $500 thousand. In March 2025, we entered into an asset purchase agreement pursuant to which we sold and assigned assets and liabilities exclusively related to the business of providing products for automated, direct-to-drain medical fluid disposal, including our STREAMWAY product line, for $625 thousand, plus assumed liabilities. Despite these sources of funding, we may be unable to access additional financing or obtain additional liquidity under acceptable terms, if at all. If such financing or adequate funds from operations are not available, we would be forced to limit our business activities and we could default on existing payment obligations, which would have a material adverse effect on our financial condition and results of operations, and may ultimately be required to cease our operations and liquidate our business.

The divestiture of our STREAMWAY product line presents risks that could negatively impact our business, financial condition, and results of operations. There is no assurance that we will realize the anticipated benefits of the divestiture consistent with our expectations.

In March 2025, we divested the assets and liabilities related to our STREAMWAY product line pursuant to an asset purchase agreement (the “APA”) to enable us to focus our business strategy on our core business and also to be able to raise cash and reduce our liabilities. The divestiture of the STREAMWAY business presents risks that could negatively impact our business, financial condition, and the results of operations. For example, following the closing, we are subject to five-year non-competition and non-solicitation covenants that restricts us from directly or indirectly engaging in any other business engaged directly or indirectly in the waste fluid management business. We may also encounter challenges relating to the separation of operations, products, services or personnel, and as a result of any future liabilities for which we have agreed to indemnify the purchaser in the APA. Further, we do not have any assurance that we will realize the financial benefits we anticipated from the divestiture. Although we received $625 thousand in cash proceeds and will realize reductions in obligations because of the liabilities assumed by the purchase under the APA, we will also realize a significant decrease in revenue as a result of the divestiture, as our Eagan operating segment, which included the STREAMWAY product line, contributed 95% and 70% of our revenues from continuing operations for the years ended December 31, 2024 and 2023, respectively. The occurrence of any of the foregoing could result in significant harm to our business and financial conditions, and our results of operations could be materially adversely affected as a result.

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

If demand for our molecular diagnostic tests is unexpectedly high or if we experience problems in scaling our operations, there may be supply interruptions or delays that could limit the growth of our revenue.

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

On May 13, 2022, we received a letter from the Listing Qualifications Department of Nasdaq (the “Staff”) informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The letter stated that we had 180 days, or until November 9, 2022, to regain compliance by maintaining a closing bid price of at least $1.00 for a minimum of 10 consecutive trading days. This deadline was subsequently extended by Nasdaq to May 8, 2023.

On April 23, 2023, we effected a 20-for-1 reverse stock split to cure this deficiency. As a result, our stock price increased significantly, and we regained compliance with the Minimum Bid Price Requirement.

After a subsequent decline in our stock price, on September 19, 2024, we received another letter from the Staff informing us that did not meet the Minimum Bid Price Requirement. The letter stated that we had 180 days, or until March 18, 2025, to regain compliance by maintaining a closing bid price of at least $1.00 for a minimum of 10 consecutive trading days. We have regained compliance with the Minimum Bid Price Requirement, as since January 3, 2025, our stock price has traded above the minimum requirement.

On November 20, 2024, we received a letter from the Staff notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), because our stockholders’ equity of $1,966,969, as reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, was below the required minimum of $2.5 million, and because, as of the date of the notice, we did not meet either of the alternative compliance standards, relating to market value of listed securities of at least $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Under Nasdaq rules and as specified in the notice, we had until Monday, January 6, 2025 to submit to Nasdaq a plan to regain compliance with the Stockholders’ Equity Requirement. If our plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice for the Company to evidence compliance. We submitted our plan on January 6, 2025, citing the Company’s proposed merger with Renovaro, and requested a 180-day extension to regain compliance with the Stockholders’ Equity Requirement. In response, the Nasdaq requested upon execution, or by no later than March 1, 2025, a copy of the definitive merger documentation and a detailed timeline to complete the merger. On February 28, 2025, the Company notified the Staff that the Company continues to progress in discussions with Renovaro to finalize the merger. The Company also notified the Staff of the Extension Agreement entered into with Renovaro on February 28, 2025, which extended the outside termination date from February 28, 2025, to March 31, 2025.

If we subsequently fail to meet any of the requirements for continued listing on Nasdaq, we could be delisted.

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

We may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Although no assurances can be given that we will consummate a future financing, in the event we do, or in the event we sell shares of common stock or other securities convertible into shares of our common stock in the future, additional and potentially substantial dilution could occur. See the Risk Factor titled “There is substantial doubt about our ability to continue as a going concern. We require significant additional funding to maintain operations and implement our business plan. the financing we have obtained to date has been dilutive, and any additional financing, if available, may also be dilutive.” and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K for information regarding recent equity offerings.

The exercise of outstanding warrants, and issuance of equity awards may have a dilutive effect on our stock, and negatively impact the price of our common stock.

As of December 31, 2024, we had 2,750,429 warrants outstanding at a weighted average exercise price of $8.92 per share. We are able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stock, and performance awards under our 2024 Equity Incentive Plan (the “2024 Plan”), which was approved by our stockholders on December 30, 2024 (“Effective Date”) as a successor to our Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”). The 2024 Plan authorizes 1,000,000 shares for issuance, plus the number of shares subject to outstanding awards under the 2012 Plan as of the Effective Date that are forfeited, expire or otherwise terminate without the issuance of shares after the Effective Date. At December 31, 2024, 43,595 shares were issuable under outstanding incentive awards under the 2012 Plan. The exercise of outstanding warrants, and issuance of equity awards may have a dilutive effect on our stock, and negatively impact the price of our common stock.

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

Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”) contain rules that limit the ability of a company that undergoes an ownership change, which is generally an increase in the ownership percentage of certain stockholders in the stock of a company by more than 50% over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by that company. Generally, if an ownership change, as defined by Section 382 of the Code, occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax-exempt rate and the value of stock immediately before the ownership change. The Company previously performed a Section 382 analysis as of December 31, 2023, which resulted in the limitation and expiration of a substantial portion of the Company’s loss carryforwards. In addition, the current net operating loss (“NOL”) carryforwards might be further limited by future issuances of our common stock.

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

Our business requires that we collect and store sensitive data, including protected health and credit card information and proprietary business and financial information. We face a number of risks relative to the protection of, and the service providers’ protection of, this critical information, including loss of access, inappropriate disclosure, and inappropriate access, as well as risks associated with our ability to identify and audit such events. The secure processing, storage, maintenance, and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure are susceptible to attacks by hackers or viruses, or otherwise may be breached due to employee error, malfeasance, or other activities. We have experienced cybersecurity attacks and incidents in the past, though we do not believe that any of them have been material to our business. If a cybersecurity attack or breach were to occur, it could cause interruptions in our operations, our networks could be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Unauthorized access, loss, or dissemination could disrupt our operations, including collecting, processing, and preparing company financial information, managing the administrative aspects of our business, damaging our reputation, and subjecting us to litigation or fines and penalties, any of which could adversely affect our business. In addition, the interpretation and application of consumer, health-related, and general data protection laws in the United States are often uncertain, contradictory, and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business. Additionally, many of our employees have the ability to work remotely, which may increase the risk of security breaches, loss of data, and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations.

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

We leased office and manufacturing space in Eagan, Minnesota that was used for the operations of the Eagan segment. The lease was assigned in connection with the Eagan Sale on March 14, 2025.

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

Holders

As of March 20, 2025, there were approximately 154 stockholders of record of our common stock.

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

During the year ended December 31, 2024, our former Birmingham operating segment met the criteria under US GAAP to be reported as discontinued operations. As a result, as of December 31, 2024, we operated in two business areas. In our first area, we provide optimized, high-confidence drug-response predictions through the application of AI using our proprietary biobank of tumor samples to enable a more informed selection of drug/tumor combinations and increase the probability of success during development. We also create and develop tumor-specific 3D cell culture models mimicking the physiological environment of human tissue enabling better-informed decision-making during development. In our second business area, we produced the United States Food and Drug Administration (“FDA”)- cleared STREAMWAY® System and associated products for automated medical fluid waste management and patient-to-drain medical fluid disposal.

As a result of the decision to discontinue our former Birmingham operating segment, as of December 31, 2024, we had two reportable segments, which have been delineated by location and business area:

●

Pittsburgh segment: provides services that include the application of AI using its proprietary biobank of 150,000+ tumor samples. Pittsburgh also creates proprietary 3D culture models used in drug development.

●	Eagan segment: produces the FDA-cleared STREAMWAY System and associated products for automated medical fluid waste management and patient-to-drain medical fluid disposal.

Recent Developments

Renovaro Letter of Intent

On January 1, 2025, we entered into a binding letter of intent (the “LOI”) with Renovaro, Inc. (NASDAQ: RENB) (“Renovaro”) for Predictive Oncology to be acquired by Renovaro in exchange for preferred stock of Renovaro (the “Renovaro Merger”). Under the terms of the LOI, Predictive Oncology will be merged into Renovaro in exchange for a newly created series of preferred stock of Renovaro. The preferred stock will be issued to shareholders of Predictive Oncology in a 1:1 exchange for their existing Predictive Oncology common stock.

On February 28, 2025, we entered into the Extension Agreement with Renovaro, pursuant to which the parties amended the LOI to (i) eliminate Renovaro’s obligation to acquire certain shares of our common stock and (ii) extend the outside termination date of the LOI from February 28, 2025, to March 31, 2025. Additionally, pursuant to the Extension Agreement, Renovaro acquired 467,290 shares of our common stock in March 2025 for an aggregate purchase price of $500,000 and agreed to purchase an additional 901,298 shares of our common stock for an aggregate of $964,389 upon, and subject to, the execution of a definitive agreement in respect of the Renovaro Merger.

February 2025 Registered Direct Offering

On February 18, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional and accredited investors for the sale by us of 363,336 shares (the “Registered Direct Shares”) of our common stock at a purchase price of $1.50 per share, in a registered direct offering. The offering closed on February 19, 2025. The gross proceeds to us from the offering were approximately $545,004, before deducting the placement agent’s fees and other offering expenses. The Registered Direct Shares were offered and sold by us pursuant to an effective shelf registration statement on Form S-3.

We agreed to pay H.C. Wainwright & Co., LLC, the placement agent (“Wainwright”) an aggregate fee equal to 7.0% of the gross proceeds received by us from the sale of the securities in the offering as well as a management fee equal to 1.0% of such gross proceeds, and $15,000 for fees and expenses of legal counsel. We also issued to Wainwright or its designees warrants to purchase up to 7.0% of the aggregate number of shares of common stock sold in the transactions, or warrants to purchase up to an aggregate of 25,434 shares of common stock (the “Registered Direct Offering Placement Agent Warrants”). The Registered Direct Offering Placement Agent Warrants are exercisable for five years from the commencement of sales in the offering and have an exercise price equal to 125% of the purchase price of share of common stock in the offering, or $1.875 per share. The Registered Direct Offering Placement Agent Warrants and the shares issuable upon exercise of the Registered Direct Offering Placement Agent Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws.

Sale of Eagan Operating Segment Business

On March 14, 2025, we entered into an asset purchase agreement and closed the transactions contemplated therein with DeRoyal Industries, Inc., a Tennessee corporation (“DeRoyal”), to sell and assign to DeRoyal assets and liabilities exclusively related to the business of providing products for automated, direct-to-drain medical fluid disposal, including our STREAMWAY® product line. The assets sold pursuant to the asset purchase agreement were operated by and reported in our Eagan reportable operating segment. As previously disclosed, the Eagan segment operated outside the core focus of Predictive Oncology, which is the use of artificial intelligence and machine learning to expedite early drug discovery and enable drug development for the benefit of cancer patients. This transaction was consummated in anticipation of our merger with Renovaro. The Eagan operating segment did not meet the criteria under US GAAP to be reported as discontinued operations as of and for the year ended December 31, 2024. Therefore, discussion of the Eagan segment’s business is included throughout this Annual Report on Form 10-K and reported within continuing operations in the consolidated financial statements. Going forward, our business will be limited to the Pittsburgh segment.

As a result of the sale, we expect that our revenues in future periods will materially decline, as the Eagan reportable segment contributed 95% and 70% of our revenues from continuing operations for the years ended December 31, 2024, and 2023, respectively.

March 2025 Warrant Exercises

On March 25, 2025, certain of our warrant holders exercised 627,315 Series A Common Stock Purchase Warrants (the “Series A Warrants”) and 627,315 Series B Common Stock Purchase Warrants (the “Series B Warrants”) in exchange for a total of 1,254,630 shares of the Company’s common stock. Both the Series A Warrants and Series B Warrants were exercised at a price of $1.07, resulting in approximately $1.3 million of proceeds to the Company. The Series A Warrants and Series B Warrants were initially issued in a private placement to certain institutional and accredited investors in July 2024 and were registered in August 2024 on a shelf registration statement on Form S-3.

Capital Requirements

Since inception, we have been unprofitable. We incurred net losses of $12,664,388 and $13,983,967 for the years ended December 31, 2024, and December 31, 2023, respectively. As of December 31, 2024, and December 31, 2023, we had an accumulated deficit of $180,426,271 and $167,761,883, respectively.

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

Our future cash requirements and the adequacy of available funds depend on our ability to generate revenues from and reach profitability in our oncology business located in Pittsburgh, and the availability of future financing to fulfill our business plans. See “Liquidity and Capital Resources – Liquidity and Plan of Financing; Going Concern” below.

Our limited history of operations, especially in our drug discovery business, and our change in the emphasis of our business, starting in 2017, makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Comparison of Year Ended December 31, 2024, with Year Ended December 31, 2023

	2024	2023	Difference
Revenue	$1,623,817	$1,627,697	$(3,880)
Cost of sales	826,137	609,212	(216,925)
General and administrative expense	7,419,892	8,380,917	961,025
Operations expense	2,851,045	3,268,165	417,120
Sales and marketing expense	1,466,213	1,487,139	20,926

Revenue. We recorded revenue of $1,623,817 in 2024, compared to $1,627,697 in 2023. Revenues for the years ended December 31, 2024, and 2023, were primarily derived from our Eagan operating segment. The Eagan operating segment contributed $1,539,005 and $1,135,101 for the years ended December 31, 2024, and 2023, respectively, while the Pittsburgh operating segment contributed $84,812 and $492,596, respectively. Revenues from the Eagan operating segment increased in 2024 primarily due to an increased number of STREAMWAY systems sold, while revenues from the Pittsburgh operating segment decreased in 2024 primarily due to decreased sales of 3D tumor-specific models.

Cost of sales. Cost of sales was $826,137 and $609,212 for the years ended December 31, 2024, and 2023, respectively. Cost of sales increased primarily due to costs associated with Eagan operating segment, including increased volume of STREAMWAY systems sold and increased direct labor costs. The gross profit margin declined to 49% in 2024 from 64% in 2023, primarily due to the change in sales mix year over year with lower revenue in 2024 derived from higher margin contracted services provided by our Pittsburgh operating segment.

General and administrative expense. General and administrative (“G&A”) expenses primarily consist of management salaries, professional fees, consulting fees, depreciation and amortization, office rents, and general office expenses. G&A expenses decreased by $961,025 to $7,419,892 in 2024 from $8,380,917 in 2023. The decrease was primarily due to decreases in employee-related expenses, including approximately $527,000 less in severance expense and lower costs associated with lower headcount. Additional decreases included lower legal fees and investor relations. These decreases were offset by higher professional fees, including consultants supporting our management team, and audit fees.

Operations expense. Operations expenses primarily consist of expenses related to product development, prototyping and testing. Operations expenses decreased by $417,120 to $2,851,045 in 2024 compared to $3,268,165 in 2023. The decrease in operations expenses in 2024 was primarily due to lower employee-related expenses associated with lower headcount, decreased cloud computing expenses, and lower research and development expenses.

Sales and marketing expense. Sales and marketing expenses consist of expenses required to market and sell our products including staff-related expenses for individuals performing this work. Sales and marketing expenses decreased by $20,926 to $1,466,213 in 2024 compared to $1,487,139 in 2023. The decrease in 2024 was primarily due to decreased staff-related expenses resulting from headcount reductions and revisions to employee sales commission structure, offset by increased severance incurred related to separation of a former executive.

Other income. We earned other income of $89,367 in 2024 compared to $152,685 in 2023. Other income primarily consists of interest income. The decrease in other income was primarily due to lower cash balances earning interest, partially offset by improved rates of return on those cash balances due to strategic deployment of cash reserves into money market funds.

Other expense. We incurred other expenses of $11,478 in 2024 compared to $64,967 in 2023. Other expenses primarily consist of interest expense and, in the year ended December 31, 2023, losses on a note receivable deemed uncollectible. The decrease in other expenses was primarily due to the writing off a note receivable deemed uncollectible in 2023.

Income Taxes. We incurred zero income tax expense from continuing operations in 2024 and 2023 due to losses in both years.

Liquidity and Capital Resources

Cash Flows

On December 31, 2024, we had $734,673 in cash and cash equivalents. Cash and cash equivalents decreased by $7,994,732 from the prior year due to the following factors.

Net cash used in operating activities of continuing operations was $10,974,568 in 2024, compared to $11,784,070 in 2023. Cash used in operating activities of continuing operations decreased in 2024 primarily due to lower cash operating losses, partially offset by increases in cash used in working capital. Changes in cash used in working capital included increases in accounts receivable and decreases in accounts payable, offset by a decrease in prepaid expenses and other assets. The increase in accounts receivable was primarily due to timing of sales of STREAMWAY systems near year end where payment was collected after year end.

Net cash used in investing activities of continuing operations was $9,510 in 2024, compared to $47,550 in 2023. Cash used in investing activities of continuing operations decreased in 2024 primarily due to a decrease in the acquisition of property and equipment.

Net cash provided by financing activities of continuing operations was $3,939,194 in 2024 compared to $148,899 in 2023. Cash provided by financing activities of continuing operations in 2024 was primarily related to proceeds from the issuance of common stock pursuant to the ATM offering completed in May 2024 and proceeds from the exercise of warrants into common stock pursuant to the Warrant Inducement Transaction in July 2024 (as described below), while the cash provided in 2023 was primarily proceeds from financing insurance premiums over the insured period with a short-term note payable.

Net cash used in discontinued operations was $949,103 in 2024, compared to $1,660,142 in 2023. Net cash used in operating activities of discontinued operations was $981,103 and $1,405,321 for the years ended December 31, 2024, and 2023, respectively. This change primarily relates to cash operating losses and the timing of the discontinuation of the Birmingham segment in the third quarter of 2024. Net cash provided by investing activities of discontinued operations was $32,000 for 2024, while net cash used in investing activities of discontinued operations was $254,821 for 2023.

Liquidity and Plan of Financing; Going Concern

We have incurred significant and recurring losses from operations for the past several years and, as of December 31, 2024, had an accumulated deficit of $180,426,271. We had cash and cash equivalents of $734,673 as of December 31, 2024, and need to raise significant additional capital to meet our operating needs. We had short-term obligations of $3,593,401 and long-term operating lease obligations of $1,558,239 as of December 31, 2024. We do not expect to generate sufficient operating revenue to sustain our operations in the near term. During the year ended December 31, 2024, we incurred negative cash flows from continuing operating activities of $10,974,568. Although we have attempted to improve our cash flows from continuing operating activities by bolstering revenues and curtailing expenses and continue to seek ways to generate revenue through business development activities, there is no guarantee that we will be able to improve our cash flows from continuing operating activities sufficiently or achieve profitability in the near term. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern within one year after the date our consolidated financial statements included in this Annual Report on Form 10-K are issued.

We continue to evaluate alternatives to obtain the required additional funding to maintain future operations, but there can be no assurances that such funding will be available under acceptable terms, if at all. Alternatives to obtain additional funding may include, but are not limited to, equity financing, issuing debt, entering into other financing arrangements, or monetizing operating businesses or assets. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders or that result in our existing stockholders losing part or all of their investment. For example, in May 2024 we raised $3.58 million in net proceeds through an at-the-market offering of shares of our common stock and in July 2024, we raised $1.0 million in net proceeds through cash exercises of certain outstanding warrants pursuant to agreements with certain warrant holders to reduce the exercise price of those warrants and issue new warrants as consideration for the cash exercises, each described further below under “Financing Transactions.” In February 2025, we issued shares of our common stock in a registered direct offering for gross proceeds of $545 thousand. Also, in March 2025, pursuant to an extension agreement in connection with the LOI with Renovaro, Renovaro purchased shares of our common stock for an aggregate of $500 thousand.  In March 2025, we entered into an asset purchase agreement pursuant to which we sold and assigned assets and liabilities exclusively related to the business of providing products for automated, direct-to-drain medical fluid disposal, including our STREAMWAY product line, for $625 thousand, plus assumed liabilities. Despite these sources of funding, we may be unable to access additional financing or obtain additional liquidity when needed or under acceptable terms, if at all. If such financing or adequate funds from operations are not available, we would be forced to limit our business activities and we could default on existing payment obligations, which would have a material adverse effect on our financial condition and results of operations, and may ultimately be required to cease our operations and liquidate our business. The consolidated financial statements as of and for the year ended December 31, 2024 included in this Annual Report on Form 10-K do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

As described above under “Recent Developments,” on January 1, 2025, we entered into the LOI with Renovaro for Predictive Oncology to be acquired by Renovaro in exchange for preferred stock of Renovaro. Under the terms of the LOI, Predictive Oncology will be merged into Renovaro in exchange for a newly created series of preferred stock of Renovaro. The preferred stock will be issued to shareholders of Predictive Oncology in a 1:1 exchange for their existing Predictive Oncology common stock. The merger is subject to a minimum fundraising of $15 million by Renovaro, as well as formal approval by the shareholders of Predictive Oncology.

On February 28, 2025, we entered into the Extension Agreement with Renovaro, pursuant to which the parties amended the LOI to (i) eliminate Renovaro’s obligation to acquire certain shares of our common stock and (ii) extend the outside termination date of the LOI from February 28, 2025, to March 31, 2025. Additionally, pursuant to the Extension Agreement, Renovaro acquired 467,290 shares of our common stock in March 2025 for an aggregate purchase price of $500,000 and agreed to purchase an additional 901,298 shares of our common stock for an aggregate of $964,389 upon, and subject to, the execution of a definitive agreement in respect of the Renovaro Merger.

Financing Transactions

We have primarily funded our operations through a combination of debt and equity instruments including short-term borrowings, and a variety of debt and equity offerings. We have no off-balance sheet transactions.

May 2024 At The Market Offering

On May 3, 2024, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Wainwright, to sell shares of the Company’s common stock having an aggregate sales price of up to $3,696,000, from time to time, through an “at the market offering” program pursuant to which Wainwright acted as sales agent. Subject to the terms and conditions of the Sales Agreement, Wainwright was permitted to sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Under the Sales Agreement, Wainwright was entitled to compensation for its services of 3.0% of the gross sales price of all shares sold through Wainwright under the Sales Agreement. As of June 30, 2024, the Company sold 1,607,100 shares of common stock at an average price of approximately $2.30 per share, resulting in aggregate gross proceeds of approximately $3,696,000. No further shares are available to be sold under the Sales Agreement.

July 2024 Warrant Inducement Transaction

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

There were no material financing transactions during the year ended December 31, 2023.

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

We also have a collaboration arrangement, under which we have utilized our active learning technology, proprietary biobank, and know-how to provide predictive models of tumor responses to various drug compounds. This collaboration arrangement includes sales-based royalties, under which our collaboration partner is obligated to pay us revenue sharing fees that are based on the net revenue from the collaboration partner’s commercialized drugs. The percentage of net revenue varies depending on the stage of development. The revenue sharing fees represent variable consideration, which requires us to estimate the expected value of revenue sharing fees and extent to which those estimates are constrained. These estimates are reassessed at each reporting period. To date, we have not recognized revenues related to revenue sharing fees pursuant to our collaboration arrangement. See Note 3 – Collaborative Arrangements and Contracts with Customers in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further details of our collaboration arrangement.

Stock-Based Compensation

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

Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognizes that. We have been traded on the NASDAQ Capital Market exchange since 2015 and have experienced significant volatility in our stock price. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 11 – Stockholders’ Equity, Stock Options, and Warrants in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further details of our stock-based compensation.

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

The recoverability of an asset to be held and used is determined by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we record an impairment charge in the amount by which the carrying amount of the asset exceeds its fair value, which is determined by either a quoted market price, if any, or a value determined utilizing discounted cash flow techniques. See Note 6 – Property and Equipment and Note 7 – Intangible Assets in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further details.

Income Taxes

Deferred income taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences, which are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income taxes are subject to certain limitations under Section 382. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 12 – Income Taxes in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further details.

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

Management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of December 31, 2024 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2024.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors of the Registrant

The following table identifies the individuals who serve as our executive officers and directors as of March 20, 2025:

Name	Age	Position Held
Executive Officers

Raymond F. Vennare	72	Chief Executive Officer and Chairman of the Board of Directors

Josh Blacher	52	Interim Chief Financial Officer

Directors

Chuck Nuzum	76	Director Member of the Audit, Compensation, Nominating and Governance, and Merger & Acquisition Committees

Daniel E. Handley, Ph.D.	65	Director Member of the Nominating and Governance Committee

Gregory S. St. Clair, Sr.	59	Director Member of the Audit and Compensation Committees

Nancy Chung-Welch, Ph.D.	64	Director Member of the Audit, Compensation, and Merger & Acquisition Committees

Matthew J. Hawryluk, Ph.D.	47	Director Member of the Compensation and Merger & Acquisition Committees

Veena Rao, Ph.D.	57	Director Member of the Audit, Nominating and Governance, and Merger & Acquisition Committees

Business Experience

Raymond F. Vennare. Mr. Vennare was appointed to the Board on September 13, 2021, and in November 2022, was appointed as our Chief Executive Officer and as Chairman of the Board. Mr. Vennare brings more than thirty years of experience to his work as an accomplished senior executive, board director and biotechnology entrepreneur. As a professional who has built and managed companies on behalf of institutional investors, private foundations and research institutions, he is recognized as an expert in the practice of company creation, technology commercialization, business development and corporate governance. Mr. Vennare is currently (and has been since 2015) Chairman of the Board of Cvergenx, Inc., a genomic informatics company developing decision-support tools for radiation oncology, and since 2019 has been on the Board of Directors of Cvergenx Technologies India Private, Ltd. Mr. Vennare was CEO of Cvergenx, Inc., from 2015 until 2022 when he resigned as CEO of Cvergenx upon accepting his position as CEO and Chairman of the Board for Predictive Oncology Inc. He also serves as a trusted and confidential advisor to clients as diverse as nationally ranked universities and philanthropic foundations to multi-national publicly traded companies and early-stage start-ups. Previously Mr. Vennare was Co-founder, President and CEO of ThermalTherapeutic Systems, Inc. (Medical Device); President and Chief Executive Officer of ImmunoSite, Inc. (Diagnostics); Senior Vice President and Chief Information Officer, TissueInformatics, Inc. (Bioinformatics); Founder, President and Partner in VSInteractive (Information Technology) and, Founder and President of the Fine Art Inventory Network (On-line Commerce). From June 2018 to December 2020, he was Vice Chairman of Guangzhou INDA Biotechnology Company, Ltd. Mr. Vennare has a Master’s Degree in Business and Ethics from Duquesne University, a Master’s Degree in Art History and Museum Studies from Case Western Reserve University and a Bachelor’s Degree from the University of Pittsburgh.

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

Daniel E. Handley M.S., Ph.D. Dr. Handley was appointed to the Board on February 19, 2020. Since April 15, 2019, he serves as a Professor and Program Director of Human Genetics and Genomics Graduate Education at Southern California University of Health Sciences, a 501(3) educational non-profit institution. Previously, he was the Chief Scientific Officer of the Clinical and Translational Genome Research Institute, a Florida 501(c)3 non-profit corporation. During that time, he also held a courtesy faculty appointment in the Department of Biological Sciences at Florida Gulf Coast University. He previously served as the Chief Scientific Officer for Advanced Healthcare Technology Solutions, Inc., Life-Seq, LLC, as a senior researcher at the Procter & Gamble Co., a senior administrator, researcher, and laboratory manager at the David Geffen UCLA School of Medicine, and as a founding biotechnology inventor for the National Genetics Institute. He holds a B.A. in Biophysics from Johns Hopkins University, an M.S. in Logic and Computation from Carnegie Mellon University, a Ph.D. in Human Genetics from the University of Pittsburgh. He completed his post-doctoral training at Magee-Women’s Research Institute researching advanced genomic technologies applied to fetal and maternal health. He is a veteran of the U.S. Navy, having served as a nuclear propulsion instructor and a submarine nuclear reactor operator.

Chuck Nuzum. Mr. Nuzum was appointed to the Board on July 9, 2020. He has extensive experience as a CFO that ranges from private start-ups to large publicly traded companies. Mr. Nuzum presently provides financial consulting services on a project basis to companies such as McKesson, BioMarin, AutoDesk and Squire Patton Boggs, a financial services company and a company employing advanced technology to construct affordable homes and mentors start-up companies. Previously he was co-founder and CFO of the Tyburn Group, a financial services company that creates and delivers prepaid payroll and general-purpose card programs for customers. For the four years prior, Mr. Nuzum served as the Controller of Dey, L.P., a large pharmaceutical manufacturing subsidiary of Merck KGaA. Prior to that he was co-founder, Executive Vice President and CFO of SVC Financials Services, one of the first companies in the field to integrate a mobile money solution for global distribution, Vice President of Finance and Administration at Tiburon, Inc., a leader in public safety and justice information systems, and CFO of Winebid.com the world’s leading e-commerce wine auction company. For more than two decades, Mr. Nuzum was CFO of Loomis Fargo & Co., the well-known international provider of ATM systems, armored cars and other security services. Mr. Nuzum, a Certified Public Accountant, earned his BA at the University of Washington at Seattle.

Gregory S. St. Clair, Sr. Mr. St. Clair was appointed to the Board on July 9, 2020. He is the Founder and Managing Member of SunStone Consulting, LLC, a healthcare consulting firm that has served healthcare providers throughout the United States since 2002. As frequently sought experts on issues related to compliance, reimbursement and revenue integrity, Mr. St. Clair and his team are constantly on-call to assist clients as they address financial challenges through creative solutions to the nation’s health systems. He is a nationally recognized expert by government regulators and health law attorneys regarding reimbursement and compliance matters. Previously, Mr. St. Clair worked as a national vice president for CGI, ImrGlobal, and Orion Consulting and as national director for Coopers & Lybrand. He holds a B.S. in Accounting and Finance from Juniata College in Huntington, Pennsylvania.

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

Matthew J. Hawryluk, Ph.D. Dr. Hawryluk was appointed to the Board on November 29, 2022. Dr. Hawryluk was appointed to the Board as a Class II director. Dr. Hawryluk has served as Chief Business Officer of AIRNA Corporation since January 2025. Prior to AIRNA, Dr. Hawryluk served as Executive Vice President and Chief Business Officer of Gritstone bio, Inc. from November 2015 to December 2024. Prior to Gritstone, from April 2011 to October 2015, Dr. Hawryluk held positions of increasing responsibility at Foundation Medicine, Inc., then a public molecular diagnostics company (subsequently acquired by Roche), most recently serving as Vice President, Corporate and Business Development. Previously, he held roles in business development, marketing, and product management across multiple divisions of Thermo Fisher Scientific, Inc. Dr. Hawryluk received a B.S. from the University of Notre Dame, a Ph.D. in cell biology and protein biochemistry from the University of Pittsburgh School of Medicine and an M.B.A. at Carnegie Mellon University’s Tepper School of Business as a Swartz Entrepreneurial Fellow.

Veena Rao, Ph.D. Dr. Rao was appointed to the Board on May 2, 2023. Dr. Rao is an experienced commercial and technical leader with over 25 years of experience in the areas of drug development, med tech, medical devices, and digital health, having held a number of roles in both large and small company environments. She has a background in technology innovation, licensing, and corporate business development in addition to having led commercialization launches and go-to-market teams for novel drug and medical device products. Dr. Rao currently serves as Chief Operating Officer at Abvance Therapeutics, a seed-stage biotech developing novel diabetes treatments. Previously, Dr. Rao served as President and Chief Business Officer at Portal Instruments and Chief Commercial Officer at Beta Bionics. Prior to Beta Bionics, Dr. Rao spent over a decade at Eli Lilly and Company holding several commercial and technical roles including as Vice President of External Innovation for the Lilly Device, Delivery, and Digital Health teams. Dr. Rao has also served on the Board of Directors of Thermalin, Inc, advisor to the PharmStars digital health accelerator, and as an advisor to Digbi Health. Dr. Rao holds a B.S. in Chemical Engineering from the University of Minnesota, a PhD in Chemical Engineering from Stanford University and an MBA from the University of Virginia Darden School of Business.

There are no family relationships among our directors and executive officers. Our executive officers are appointed by our Board of Directors and serve at the Board’s discretion.

Board of Directors

Our Board presently consists of seven directors. The size of the Board may be increased or decreased from time to time by resolution of the stockholders or the Board. Each director shall serve until his or her term expires, his or her earlier death, or a successor is elected and qualified or until the director resigns or is removed. Directors are elected by a plurality of votes cast at a meeting at which a quorum is present. Any vacancies may be filled by the vote of a majority of the Board of Directors, although less than a quorum, and any such person elected to fill a vacancy shall serve as a director for a term that coincides with the term of the class to which such director shall have been elected.

Our Certificate of Incorporation and Bylaws provide for the division of the members of our Board of Directors into three classes, with the term of each class expiring in different years. The term of our Class I directors expires in 2025, the term of our Class II directors expires in 2026, and the term of our Class III directors expires in 2027. The class of directors up for election or reelection will be elected to three-year terms. The current directors are divided into classes as follows:

CLASS I (term expiring in 2025)	CLASS II (term expiring in 2026)	CLASS III (term expiring in 2027)
Chuck Nuzum Daniel E. Handley	Matthew J. Hawryluk Nancy Chung-Welch Gregory S. St. Clair, Sr.	Raymond F. Vennare Veena Rao

The Board of Directors met nine times in fiscal year 2024. All of our directors attended at least 75% of the meetings of the Board and committees on which they served.  The Company does not have a policy with respect to the attendance of directors at the Company’s annual meeting of stockholders.

Director Nomination Process

The Nominating and Governance Committee of the Board is responsible for reviewing candidates for Board membership consistent with the Committee’s criteria for selecting new directors or as recommended by our stockholders. Annually, the Committee recommends a slate of nominees to the Board for consideration at our annual stockholders’ meeting. The processes followed by the Nominating and Governance Committee are contained in the Committee charter, which is posted on our website. The Committee will consider candidates for the Board recommended by a stockholder, and its process and criteria for analyzing such a candidate do not differ from that applied when a candidate is recommended by another source. To submit a candidate for consideration for nomination, stockholders must submit such recommendation in writing to our Secretary at 91 43rd Street, Suite 110, Pittsburgh, PA 15201.

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

Both our independent registered public accounting firm and management periodically meet privately with the Audit Committee. Our Audit Committee currently consists of Mr. Nuzum, as the chairperson, Dr. Chung-Welch, Mr. St. Clair, and Dr. Veena Rao. Each Audit Committee member is a non-employee director of the Board. The Board of Directors reviews the definition of independence for Audit Committee members under the applicable rules of the Nasdaq Stock Market (the “Nasdaq Rules”) on an annual basis and has determined that all current members of our Audit Committee meet the heightened independence requirements under applicable Nasdaq Rules and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that Mr. Nuzum meets the criteria as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act of 1933, as amended, and that all members of the Audit Committee have the financial literacy required by the Nasdaq Rules. The Audit Committee met four times in fiscal year 2024.

Compensation Committee

The Compensation Committee of the Board of Directors currently consists of four directors: Mr. Nuzum, as the chairperson, Dr. Chung-Welch, Mr. St. Clair and Dr. Hawryluk. All members of the Compensation Committee are “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and “independent directors,” as such term is defined by the Nasdaq Rules.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee who served as such during the year ended December 31, 2024, has been an executive officer or employee of ours while serving on the Committee or had a relationship requiring disclosure under Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. None of our officers currently serves, or has served during the last completed year, on the Compensation Committee or the Board of Directors of any other entity that has one or more officers serving as a member of the Board of Directors or the Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee of the Board of Directors currently consists of Dr. Handley, as the chairperson, Mr. Nuzum and Dr. Rao. All members of the Nominating and Governance Committee are “independent directors,” as such term is defined by the Nasdaq Rules, and free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a member of the Committee.

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

Merger & Acquisition Committee

The Merger & Acquisition Committee of the Board of Directors currently consists of Dr. Rao, as the chairperson, Mr. Nuzum, Dr. Chung-Welch, and Dr. Hawryluk. The Merger & Acquisition Committee advises the Company with respect to any considered mergers, acquisitions, joint ventures and/or consolidations of any type.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Based solely on review of the copies of Forms 3 and 4 and amendments thereto filed with the SEC during the fiscal year ended December 31, 2024 and Forms 5 and amendments thereto filed with the SEC with respect to such fiscal year, or written representations that no Forms 5 were required, we believe that there were no instances where our officers, directors and greater than ten percent beneficial owners failed to file on a timely basis all Section 16(a) filing requirements during the fiscal year ended December 31, 2024.

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

Insider Trading Policy

We have adopted a Policy on Avoidance of Insider Trading, applicable to our directors, employees (including officers) and consultants, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards.  Our Insider Trading Policy is included as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Overview

This section describes the material elements of the compensation awarded to, earned by or paid to (i) each individual who served as our principal executive officer during 2024, (ii) our two most highly compensated other executive officers who were serving as executive officers at the end of 2024 and who received more than $100,000 in the form of salary and bonus during such year, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as an executive officer at the end of 2024. We refer to these individuals as our “Named Executive Officers.” During 2024, Messrs. Vennare and Blacher and Dr. Bush were our only executive officers. Our Named Executive Officers are:

●	Raymond F. Vennare, Chief Executive Officer;
●	Josh Blacher, Interim Chief Financial Officer; and
●	Pamela Bush, former Chief Business Officer.

Summary Compensation Table for Fiscal 2024 and 2023

The following table provides information regarding the compensation awarded to or earned by each of the Named Executive Officers during the fiscal years ended December 31, 2024, and December 31, 2023:

Name and Principal Position	Year	Salary	All Other Compensation		Total Compensation

Raymond F. Vennare	2024	$525,000	$-		$525,000
	2023	$525,000	$-		$525,000

Josh Blacher (1)	2024	$-	$453,940		$453,940
	2023	$-	$170,100		$170,100

Pamela Bush (2)	2024	$51,250	$341,342	(3)	$392,592
	2023	$402,917	$-		$402,917

(1)

Effective September 30, 2023, Mr. Blacher was appointed as our Interim Chief Financial Officer, although he remained a consultant employed by Danforth Advisors, LLC (“Danforth”) and was contracted to work for us. The amount shown represents fees and expenses payable to Danforth in connection with the Interim Chief Financial Officer services provided by Mr. Blacher based on a negotiated hourly rate.

(2)	Dr. Bush left the Company effective February 15, 2024.

(3)

Includes severance payments of $324,583 and an accrued vacation payment of $16,759 paid to Dr. Bush in 2024 in accordance with her Employment Agreement and a Separation Agreement and Mutual Release effective February 15, 2024, between Dr. Bush and the Company.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2024

There were no outstanding equity awards held by the named executive officers as of December 31, 2024.

Executive Compensation Components for Fiscal 2024

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

Stock Options and Other Equity Grants. Consistent with our compensation philosophies related to performance-based compensation, long-term stockholder value creation and alignment of executive interests with those of stockholders, we may make periodic grants of long-term incentive compensation in the form of stock options or other equity-based incentive awards to our executive officers, directors, and others in the organization.

Stock options provide executive officers, directors, and other employees with the opportunity to purchase common stock at a price fixed on the grant date regardless of future market price. A stock option becomes valuable only if the common stock price increases above the option exercise price and the holder of the option remains employed or appointed during the period required for the option shares to vest. This provides an incentive for an option holder to remain employed or appointed by us. In addition, stock options link employees’ compensation to stockholders’ interests by providing an incentive to increase stockholder value. Under our 2024 Equity Incentive Plan (the “2024 Plan”), which was approved by our stockholders on December 30, 2024 as a successor to our Amended and Restated 2012 Stock Incentive Plan, we may also make grants of common stock, restricted stock, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, consultants, or other independent contractors who provide services to the Company or its subsidiaries. Restricted stock units represent the right to receive shares of our common stock (or, in some cases, the value thereof in cash) upon vesting, with vesting generally being time-based, based on achievement of certain performance metrics, or both. We adopted the 2024 Plan to give us flexibility in the types of awards that we could grant to individuals providing services to the Company. The 2024 Plan authorizes 1,000,000 shares for issuance, plus the number of shares subject to outstanding awards under the 2012 Plan as of December 30, 2024, that are forfeited, expire or otherwise terminate without the issuance of shares after December 30, 2024. As of December 31, 2024, there were stock options to purchase 43,595 shares of common stock outstanding under the 2012 Plan and 1,000,000 shares remain available for future equity awards.

While we have not adopted a formal policy regarding the timing of stock option grants, we do not time the disclosure of material nonpublic information for the purposes of affecting the value of executive compensation and our practice is that the timing of these grants is not scheduled in a manner that intentionally benefits our executive officers or employees.

Limited Perquisites; Other Benefits. We provide our employees, including our executive officers, with a full complement of employee benefits, including health and dental insurance, short term and long-term disability insurance, life insurance, a 401(k) plan, FSA flex plan and Section 125 plan.

Employment Contracts

Employment Agreement with Chief Executive Officer

On October 13, 2022, the Company and Raymond F. Vennare, the Company’s Chief Executive Officer, entered into an Employment Agreement (the “Agreement”), effective as of November 1, 2022, the first date of Mr. Vennare’s employment. Pursuant to the Agreement, Mr. Vennare is entitled to an annual base salary of $525,000. He is also eligible (i) to receive an annual cash bonus equal to up to 50% of his salary, or at the discretion of the Compensation Committee (the “Committee”) of the Company’s Board of Directors, a higher percentage based on his performance and (ii) to participate in any long-term incentive plan adopted and maintained by the Committee. Mr. Vennare is also eligible to participate in the standard employee benefit plans generally available to executive employees of the Company, and, at the discretion of the Committee, to receive grants of stock options or other equity awards.

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

Consulting Agreement for Interim Chief Financial Officer Services

In August 2023, we entered into a consulting agreement with Danforth Advisors, LLC pursuant to which Mr. Blacher provides consulting services to us.  Mr. Blacher does not receive compensation directly from us.

Employment Agreement with former Chief Business Officer.

Effective February 15, 2024, Dr. Pamela Bush left the Company. Dr. Bush served as Chief Business Officer since February 2023, under an employment agreement entered into on February 23, 2023. Under the agreement, the employment of Dr. Bush was at will. Under the agreement, Dr. Bush’s base salary was $410,000 and she was eligible to receive an annual incentive bonus determined by the Compensation Committee in its discretion, as well as eligible to receive awards of stock options. The agreement provided that in the event of a termination of employment without cause, Dr. Bush would receive all unpaid salary, accrued and unused paid time off, and severance pay in an amount equal to twelve months of her base salary then in effect and a bonus payment on a pro-rate basis through the date of termination. The severance payments were conditioned on the execution of a waiver and release in favor of the Company.

Potential Payments Upon Termination or Change of Control

Most of our stock option agreements provide for an acceleration of vesting in the event of a change in control as defined in the agreements and in the 2012 Plan under which they were previously issued. Also, see “Employment Contracts” above for a description of certain severance compensation arrangements.

Director Compensation

Effective June 17, 2021, the Board adopted a Director Compensation Program under which the members of the Board of Directors receive quarterly awards of common stock and cash as compensation for their services as directors and annual awards of common stock and cash for services as committee members. During 2024, cash payments were made in lieu of certain quarterly awards of common stock due to limited availability of shares available for issuance under the 2012 Plan. The June 2020 annual common stock award remains in place as described below.

The compensation program pays all of the compensation in the form of stock and cash awards (with the cash component payable in additional shares at the election of the director). The cash component is equal to 28% of the total value of the award (or 38.9% of the share component of the award), intended to pay the tax on the full award.

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

Effective as of January 25, 2023, under an Amended and Restated Director Compensation Program, the Lead Independent Director also receives an annual award of $11,112, consisting of (i) shares with a value of $8,000 and (ii) $3,112 in cash (or additional shares).

Effective on June 16, 2020, the Board instituted an annual common stock award for all directors under which they were to receive $7,000 in value of newly issued shares of common stock per year annually for three years, if they were continuing to serve as a director as of June 17 of the given year. Additionally, the directors were to receive a $3,000 cash payment per year annually for three years, if they were continuing to serve as a director as of June 17 of the given year. Directors who were first elected or appointed after June 17, 2020, receive such an annual award for three years beginning with the first June 17 on which the individual is serving as a director. The awards are payable on or about June 17 each year.

Director Compensation Table for Fiscal 2024

The following table summarizes the compensation earned by or paid to each individual who served as a director during the fiscal year ended December 31, 2024:

	Fees Paid or Earned in Cash	Stock Awards (1)	Option Awards	Total
Charles Nuzum Sr. (2)	$91,899	$8,333	$-	$100,232
Daniel Handley (3)	$49,977	$6,000	$-	$55,977
Greg St. Clair Sr. (4)	$57,223	$8,333	$-	$65,556
Nancy Chung-Welch (5)	$70,668	$6,000	$-	$76,668
Matthew J. Hawryluk (6)	$60,346	$6,000	$-	$66,346
Veena Rao (7)	$69,925	$8,333	$-	$78,258

(1)	Represents grant date fair value of stock awards granted during 2024 as determined pursuant to FASB ASC 718, Stock Compensation.
(2)	Reflects 3,268 shares of common stock received in 2024 for serving on the Board.
(3)	Reflects 2,353 shares of common stock received in 2024 for serving on the Board.
(4)	Reflects 3,268 shares of common stock received in 2024 for serving on the Board.
(5)	Reflects 2,353 shares of common stock received in 2024 for serving on the Board.
(6)	Reflects 2,353 shares of common stock received in 2024 for serving on the Board.
(7)	Reflects 3,268 shares of common stock received in 2024 for serving on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table presents the equity compensation plan information as of December 31, 2024:

	Number of securities to be issued upon exercise of outstanding restricted stock, warrants and options (a)(1)	Weighted- average exercise price of outstanding options, warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2)	43,595	$82.70	1,000,000
Equity compensation plans not approved by security holders	-	$-	-

(1)	Consists of outstanding options under the 2012 Stock Incentive Plan.
(2)	Equity compensation plans approved by security holders include our 2012 Stock Incentive Plan and 2024 Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 20, 2025, certain information regarding beneficial ownership of our common stock by:

●	each person, or group of affiliated persons, who are known by us to beneficially own more than 5% of the outstanding shares of common stock;

●	each of our directors and director nominees;

●	each of the Named Executive Officers, as identified in this Annual Report on Form 10-K; and

●	all of our current executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. We are not aware of any beneficial owners of more than 5% of our issued and outstanding common stock as of March 20, 2025.

Unless otherwise indicated in the footnotes to the table, each stockholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the stockholder’s name. We have based our calculation of the percentage of beneficial ownership on 7,676,991 shares of our common stock outstanding on March 20, 2025. Unless otherwise noted below, the address for each person or entity listed in the table is c/o Predictive Oncology Inc., 91 43rd Street, Suite 110 Pittsburgh, Pennsylvania 15201.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Raymond F. Vennare	7,122	*	%

Josh Blacher	-	*	%

Pamela Bush (2)	-	*

Chuck Nuzum (3)	31,921	*	%

Gregory St. Clair (4)	22,534	*	%

Daniel Handley (5)	18,661	*	%

Nancy Chung-Welch (6)	21,327	*	%

Matthew J. Hawryluk	9,488	*	%

Veena Rao	9,117	*	%

All directors and executive officers as a group (8 persons)	120,170	1.57%

*Less than one percent.

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

(2)	Dr. Bush left the Company in February 2024. Dr. Bush is not a record holder of the Company’s common stock and did not have any equity awards outstanding that vest or are exercisable within 60 days of March 20, 2025. The Company does not have access to information regarding Dr. Bush’s current holdings of our common stock, if any.
(3)	Includes options to purchase 2,014 shares that are exercisable within 60 days of March 20, 2025.
(4)	Includes options to purchase 1,332 shares that are exercisable within 60 days of March 20, 2025.
(5)	Includes options to purchase 1,643 shares that are exercisable within 60 days of March 20, 2025.
(6)	Includes options to purchase 2,014 shares that are exercisable within 60 days of March 20, 2025.

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

During the year ended December 31, 2024, there were no related party transactions.

Information regarding director independence is disclosed under Item 10, above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In connection with the audit of the fiscal 2024 and 2023 financial statements, we entered into engagement agreements with KPMG LLP (2024) and BDO USA, P.C. (2023), respectively, which set forth the terms by which they performed audit services for us. Fees are approved by the Audit Committee on an engagement-by-engagement basis. All fees described in the tables below were approved by the Audit Committee.

The following tables represent aggregate fees billed to us by KPMG LLP (“KPMG”), the Company’s independent public accounting firm for the fiscal year ended December 31, 2024, for services rendered with respect to the fiscal year ended December 31, 2024:

2024
Audit Fees (1)	$593,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
$593,000

(1)

Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements. Also includes fees for services rendered in 2024 in connection with the filing of registration statements and other documents with the SEC, the issuance of accountant consents and comfort letters.

The following tables represent aggregate fees billed to us by BDO USA, P.C. (“BDO”), the Company’s independent public accounting firm for the fiscal year ended December 31, 2023, for services rendered with respect to the fiscal year ended December 31, 2023:

2023
Audit Fees (2)	$562,250
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
$562,250

(2)	Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The following financial statements are filed with this Annual Report on Form 10-K and can be found beginning at page F-1 of this report:

●	Reports of Independent Registered Public Accounting Firms (KPMG, LLP, Pittsburgh, PA (US Firm), PCAOB Firm ID #185) (BDO USA, P.C., Minneapolis, Minnesota, PCAOB Firm ID #243);

●	Consolidated Balance Sheets as of December 31, 2024, and December 31, 2023;

●	Consolidated Statements of Net Loss for the Years Ended December 31, 2024, and December 31, 2023;

●	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, to December 31, 2023;

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, and December 31, 2023; and

●	Notes to Consolidated Financial Statements.

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

4.2	Form of Unit Purchase Option issued February 27, 2019. (Filed on March 1, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.3	Form of Unit Purchase Option for the Purchase of Units issued March 29, 2019. (Filed on April 2, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.4	Form of Specimen Common Stock Certificate. (Filed on October 3, 2019 as an exhibit to our Registration Statement on Form S-3 (File No. 333-234073) and incorporated herein by reference.)

4.5	Form of Common Stock Purchase Warrant Issued on or about October 1, 2019. (Filed on October 10, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.6	Common Stock Purchase Warrant issued to Oasis Capital, LLC dated February 5, 2020. (Filed on February 7, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.7*	Description of Registrant’s Securities.

4.8

Common Stock Purchase Warrant issued to Oasis Capital, LLC dated March 6, 2020. (Filed on April 6, 2020 as an exhibit to our Registration Statement on Form S-3 (File No. 333-237581) and incorporated herein by reference.)

4.9	Form of Helomics Common Stock Purchase Warrant issued April 4, 2019. (Filed on January 24, 2019 as Annex H to Amendment No. 2 to Form S-4 (File No. 333-228031) and incorporated herein by reference.)

4.10	Form of Common Stock Purchase Warrant issued January 12, 2021. (Filed on January 12, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.11	Form of Common Stock Purchase Warrant issued January 19, 2021. (Filed on January 21, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.12

Form of Placement Agent Warrant to H.C. Wainwright & Co., LLC or its designees in connection with certain financing transactions in 2020 and 2021. (Filed on January 29, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.13	Form of Common Stock Purchase Warrant dated February 10, 2021. (Filed on February 12, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.14	Form of Common Stock Purchase Warrant dated February 23, 2021. (Filed on February 22, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.15	Form of Common Stock Purchase Warrant dated June 16, 2021. (Filed on June 16, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.16	Form of Placement Agent Warrant dated June 16, 2021. (Filed on June 16, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.17	Form of Series B Warrant dated July 26, 2024. (Filed on July 29, 2024 as an exhibit to our Current Report on Form 8-K and incorporated by reference.)

4.18	Form of Placement Agent Warrant dated July 26, 2024. (Filed on July 29, 2024 as an exhibit to our Current Report on Form 8-K and incorporated by reference.)

10.1**	2024 Equity Incentive Plan (Filed on November 27, 2022 as an appendix to our definitive proxy statement on Schedule 14A and incorporated herein by reference.)

10.2**	Amended and Restated 2012 Stock Incentive Plan. (Filed on October 18, 2022 as an appendix to our definitive proxy statement on Schedule 14A and incorporated herein by reference.)

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

10.7**	Employment Offer Letter dated September 30, 2022, by and between the Company and Raymond F. Vennare. (Filed on October 20, 2022 as an exhibit to our Current Report on Form 8-K).

10.8**	Employment Agreement dated effective November 1, 2022, by and between the Company and Raymond F. Vennare. (Filed on October 20, 2022 as an exhibit to our Current Report on Form 8-K).

14.1	Code of Ethics. (Filed on April 16, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.)

19*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm: KPMG, LLP

23.2*	Consent of Independent Registered Public Accounting Firm: BDO USA, P.C.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1***	Section 1350 Certifications

97	Policy Relating to Recovery of Erroneously Awarded Compensation (Filed on March 28, 2024 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Compensatory Plan or arrangement

***Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2025

Predictive Oncology Inc.

By	/s/ Raymond F. Vennare
Raymond F. Vennare Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Raymond F. Vennare	Chief Executive Officer	March 31, 2025
Raymond F. Vennare	(Principal executive officer)

/s/ Josh Blacher	Interim Chief Financial Officer	March 31, 2025
Josh Blacher	(Principal financial and accounting officer)

/s/ Chuck Nuzum	Director	March 31, 2025
Chuck Nuzum

/s/ Daniel E. Handley	Director	March 31, 2025
Daniel E. Handley

/s/ Gregory St. Clair Sr.	Director	March 31, 2025
Gregory St. Clair Sr.

/s/ Nancy Chung-Welch	Director	March 31, 2025
Nancy Chung-Welch

/s/ Matthew Hawryluk	Director	March 31, 2025
Matthew Hawryluk

/s/ Veena Rao	Director	March 31, 2025
Veena Rao

The audited consolidated financial statements for the periods ended December 31, 2024, and December 31, 2023, are included on the following pages:

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firms (KPMG, LLP, Pittsburgh, PA (US Firm), PCAOB Firm ID #185) (BDO USA, P.C., Minneapolis, Minnesota, PCAOB Firm ID #243)	F-1
Consolidated Balance Sheets	F-4
Consolidated Statements of Net Loss	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Predictive Oncology Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Predictive Oncology Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of net loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the warrant inducement transaction

As discussed in Note 11 to the consolidated financial statements, in July 2024, the Company entered into definitive agreements with certain of its existing warrant holders for the exercise of warrants to purchase shares of its common stock at a reduced exercise price (warrant inducement transaction). In consideration for the immediate cash exercise of the warrants, the Company concurrently issued to the warrant holders new unregistered Series A and Series B warrants to purchase shares of common stock.  The Series A and the Series B warrants have an exercise price of $1.07 per share and are exercisable immediately upon issuance. At December 31, 2024, the value of the warrants was recorded in additional paid in capital.

We identified the evaluation of the accounting for the Company’s July 2024 issuance of Series A and Series B warrants as equity classified as a critical audit matter. Specifically, challenging and complex auditor judgment and specialized skills and knowledge were required in evaluating the application of the relevant accounting guidance and interpretation of complex terms of the agreement for equity classified warrants.

The following are the primary procedures we performed to address this critical audit matter. We inspected the Company’s accounting analysis for the transaction. We involved professionals with specialized skills and knowledge, who assisted in:

●	inspecting the underlying agreements to understand the terms and conditions of the transaction that were relevant to the classification determination.

●	evaluating the Company’s interpretation and application of the relevant accounting literature in the classification of the warrants.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Pittsburgh, Pennsylvania
March 31, 2025

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

/s/ BDO USA, P.C.

We served as the Company's auditor from 2023 to 2024.

Minneapolis, Minnesota

March 28, 2024, except for the effects of discontinued operations discussed in Note 2, and Note 15, as to which the date is March 31, 2025.

CONSOLIDATED FINANCIAL STATEMENTS

PREDICTIVE ONCOLOGY INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$734,673	$8,728,660
Accounts receivable, net	745,566	277,641
Inventories	385,728	480,803
Prepaid expense and other assets	306,301	512,078
Current assets of discontinued operations	53,649	79,249
Total current assets	2,225,918	10,078,431

Property and equipment, net	369,470	491,214
Intangibles, net	210,113	241,339
Lease right-of-use assets	2,064,507	2,598,091
Other long-term assets	102,509	105,509
Non-current assets of discontinued operations	-	902,665
Total assets	$4,972,517	$14,417,249

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,142,919	$1,334,064
Note payable	-	150,408
Accrued expenses and other liabilities	1,407,987	1,542,948
Derivative liability	-	1,376
Contract liabilities	304,985	302,499
Lease liability	572,739	444,897
Current liabilities of discontinued operations	164,771	174,839
Total current liabilities	3,593,401	3,951,031

Other long-term liabilities	23,487	5,459
Lease liability – net of current portion	1,558,239	2,130,977
Non-current liabilities of discontinued operations	-	58,002
Total liabilities	5,175,127	6,145,469

Stockholders’ (deficit) equity:
Preferred stock, 20,000,000 shares authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding as of December 31, 2024, and December 31, 2023	792	792
Common stock, $.01 par value, 200,000,000 shares authorized, 6,666,993 and 4,062,853 shares outstanding as of December 31, 2024, and December 31, 2023, respectively	66,670	40,629
Additional paid-in capital	180,156,199	175,992,242
Accumulated deficit	(180,426,271)	(167,761,883)
Total stockholders’ (deficit) equity	(202,610)	8,271,780

Total liabilities and stockholders’ (deficit) equity	$4,972,517	$14,417,249

See accompanying notes to consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONSOLIDATED STATEMENTS OF NET LOSS

	Year Ended December 31,
	2024	2023
Revenue	$1,623,817	$1,627,697
Cost of sales	826,137	609,212
Gross profit	797,680	1,018,485

Operating expenses:
General and administrative expense	7,419,892	8,380,917
Operations expense	2,851,045	3,268,165
Sales and marketing expense	1,466,213	1,487,139
Total operating expenses	11,737,150	13,136,221
Total operating (loss)	(10,939,470)	(12,117,736)
Other income	89,367	152,685
Other expense	(11,478)	(64,967)
Gain on derivative instruments	1,376	12,457
Loss from continuing operations	(10,860,205)	(12,017,561)
Loss from discontinued operations	(1,804,183)	(1,966,406)
Net (loss)	$(12,664,388)	$(13,983,967)

Loss per common share, basic and diluted:
Loss from continuing operations	(1.99)	(2.99)
Loss from discontinued operations	(0.33)	(0.49)
Net (loss) per common share, basic and diluted	$(2.32)	$(3.48)

Weighted average shares used in computation – basic and diluted	5,453,632	4,014,848

See accompanying notes to consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED

DECEMBER 31, 2024

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at 12/31/2023	79,246	$792	4,062,853	$40,629	$175,992,242	$(167,761,883)	$8,271,780
Issuance of shares to non-employees	-	-	38,923	389	98,864	-	99,253
Vesting expense, net of forfeitures	-	-	-	-	1,143	-	1,143
Issuance of shares pursuant to At-The-Market financing, net of issuance costs	-	-	1,607,100	16,071	3,105,931	-	3,122,002
Issuance of shares pursuant to Warrant Inducement Transaction, net of issuance costs	-	-	958,117	9,581	958,019	-	967,600
Net loss	-	-	-	-	-	(12,664,388)	(12,664,388)
Balance at 12/31/2024	79,246	$792	6,666,993	$66,670	$180,156,199	$(180,426,271)	$(202,610)

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

PREDICTIVE ONCOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash flow from continuing operating activities:
Net loss	$(12,664,388)	$(13,983,967)
Less: (loss) from discontinued operations	(1,804,183)	(1,966,406)
Net loss from continuing operations	(10,860,205)	(12,017,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,079	244,788
Amortization of operating lease right-of-use assets	533,584	480,020
Vesting expense	1,118	1,167
Common stock issued for consulting and other	99,253	299,430
(Gain) on derivative instruments	(1,376)	(12,457)
Loss on disposal of property and equipment	803	903
Loss on disposal of intangible assets	4,738	-

Changes in assets and liabilities:
Accounts receivable	(467,925)	19,003
Inventories	95,075	(65,448)
Prepaid expense and other assets	208,776	(41,146)
Accounts payable	(191,145)	399,207
Accrued expenses and other	(134,961)	(384,149)
Contract liabilities	2,486	(266,803)
Operating lease liability	(444,896)	(446,483)
Other long-term liabilities	18,028	5,459
Net cash (used in) continuing operating activities:	(10,974,568)	(11,784,070)

Cash flow from continuing investing activities:
Purchase of property and equipment	(9,510)	(21,533)
Acquisition of intangibles	-	(26,017)
Net cash (used in) continuing investing activities:	(9,510)	(47,550)

Cash flow from continuing financing activities:
Proceeds from issuance of common stock and warrants	4,960,562	-
Costs to issue common stock and warrants	(870,960)	-
Repurchase of common stock upon vesting of restricted stock units	-	(1,509)
Proceeds from issuance of financing note payable	275,098	364,721
Repayment of note payable	(425,506)	(214,313)
Net cash provided by continuing financing activities	3,939,194	148,899

Discontinued operations:
Net cash (used in) operating activities	(981,103)	(1,405,321)
Net cash provided by (used in) investing activities	32,000	(254,821)
Net cash provided by (used in) financing activities	-	-
Net cash (used in) discontinued operations	(949,103)	(1,660,142)

Net (decrease) in cash	(7,993,987)	(13,342,863)
Cash and cash equivalents at beginning of period	8,728,660	22,071,523
Cash and cash equivalents at end of period	$734,673	$8,728,660

Supplemental disclosure for cash flow information:
Cash payments for interest	$11,466	$13,904

Non-cash transactions:
Equipment transferred from discontinued operations	$5,140	$-
Right-of-use assets obtained in exchange for lease liabilities	-	2,997,181
Series F Preferred Stock dividend	-	794
Common stock issued to settle accrued board of directors’ and advisory boards’ compensation	-	189,896
Common stock issued to management upon vesting of restricted stock units	-	4,934
Redemption of Series F Preferred Stock	-	(794)
Common stock issued in connection with reverse stock split	-	253

See accompanying notes to consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During the year ended December 31, 2024, the Company’s former Birmingham operating segment, which provided contract services and research focused on solubility improvements, stability studies and protein production, met the criteria to be reported as discontinued operations. As a result, the Company operated in two remaining business areas as of December 31, 2024. In its first area, the Company provides optimized, high-confidence drug-response predictions through the application of AI using its proprietary biobank of tumor samples to enable a more informed selection of drug/tumor combinations and increase the probability of success during drug development. The Company also creates and develops tumor-specific 3D cell culture models mimicking the physiological environment of human tissue enabling better-informed decision-making during development. In its second business area, the Company produced the United States Food and Drug Administration (“FDA”)-cleared STREAMWAY® System and associated products for automated medical fluid waste management and patient-to-drain medical fluid disposal.

As a result of the decision to discontinue its former Birmingham operating segment, the Company had two reportable segments as of December 31, 2024, which were delineated by location and business area, as further described in Note 15 – Segments:

●

Pittsburgh segment: provides services that include the application of AI using its proprietary biobank of 150,000+ tumor samples. Pittsburgh also creates proprietary 3D culture models used in drug development.

●	Eagan segment: produced the FDA-cleared STREAMWAY System and associated products for automated medical fluid waste management and patient-to-drain medical fluid disposal.

On January 1, 2025, the Company entered into a binding letter of intent (the “LOI”) with Renovaro, Inc. (NASDAQ: RENB) (“Renovaro”) for Predictive Oncology to be acquired by Renovaro in exchange for preferred stock of Renovaro (the “Renovaro Merger”). Under the terms of the LOI, Predictive Oncology will be merged into Renovaro in exchange for a newly created series of preferred stock of Renovaro. The preferred stock will be issued to shareholders of Predictive Oncology in a 1:1 exchange for their existing Predictive Oncology common stock, as further discussed in Note 16 – Subsequent Events.

On February 28, 2025, Predictive Oncology entered into an extension agreement with Renovaro (the “Extension Agreement”), pursuant to which the parties amended certain terms of the LOI, including to extend the outside termination date of the LOI from February 28, 2025, to March 31, 2025, as further discussed in Note 16 – Subsequent Events.

On March 14, 2025, the Company entered into an asset purchase agreement and closed the transactions contemplated therein with DeRoyal Industries, Inc., a Tennessee corporation (“DeRoyal”), to sell and assign to DeRoyal assets and liabilities exclusively related to the business of providing products for automated, direct-to-drain medical fluid disposal, including the Company’s STREAMWAY® product line. Refer to Note 16 – Subsequent Events for further discussion of the asset purchase agreement with DeRoyal. The assets subject to the asset purchase agreement were operated by and reported in the Company’s Eagan reportable operating segment. The Eagan operating segment did not meet the criteria under US GAAP to be reported as discontinued operations as of and for the year ended December 31, 2024. Therefore, the Eagan operating segment is reported within continuing operations in these consolidated financial statements.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred significant and recurring losses from operations for the past several years and, as of December 31, 2024, had an accumulated deficit of $180,426,271. The Company had cash and cash equivalents of $734,673 as of December 31, 2024, and needs to raise significant additional capital to meet its operating needs. The Company had short-term obligations of $3,593,401 and long-term operating lease obligations of $1,558,239 as of December 31, 2024. The Company does not expect to generate sufficient operating revenue to sustain its operations in the near term. During the year ended December 31, 2024, the Company incurred negative cash flows from continuing operating activities of $10,974,568. Although the Company has attempted to improve its cash flows from continuing operating activities by bolstering revenues and continues to seek ways to generate revenue through business development activities, there is no guarantee that the Company will be able to improve its cash flows from continuing operating activities sufficiently or achieve profitability in the near term. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

The Company continues to evaluate alternatives to obtain the required additional funding to maintain future operations, including the Renovaro Merger and the Sale of Eagan Assets to DeRoyal (further detailed in Note 16 – Subsequent Events). These alternatives may include, but are not limited to, equity financing, issuing debt, entering into other financing arrangements, or monetizing operating businesses or assets. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders or that result in the Company’s existing stockholders losing part or all of their investment. Despite these potential sources of funding, the Company may be unable to access financing or obtain additional liquidity when needed or under acceptable terms, if at all. If such financing or adequate funds from operations are not available, the Company would be forced to limit its business activities and the Company could default on existing payment obligations, which would have a material adverse effect on its financial condition and results of operations, and the Company may ultimately be required to cease its operations and liquidate its business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

NASDAQ Notice of Non-Compliance

On September 19, 2024, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the bid price for the Company’s common stock had closed below $1.00 per share for 30 consecutive business days, and that the Company was therefore not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notification had no immediate effect on the listing of the Company’s common stock and the Company had a period of 180 calendar days, or until March 18, 2025, to regain compliance with the Minimum Bid Price Requirement. On January 22, 2025, the Company received a letter from the Staff of the Nasdaq indicating that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for the last 11 consecutive business days, from January 3, through 21, 2025. Accordingly, the Company has regained compliance with the Minimum Bid Price Requirement.

On November 20, 2024, the Company received a letter (the “Notice”) from the Staff of the Nasdaq notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), because the Company’s stockholders’ equity of $1,966,969, as reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, was below the required minimum of $2.5 million, and because, as of the date of the Notice, the Company did not meet either of the alternative compliance standards, relating to market value of listed securities of at least $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

The Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective, subject to the Company’s compliance with the other continued listing requirements, and the Company’s regaining compliance with the Stockholders’ Equity Requirement. Under Nasdaq rules and as specified in the Notice, the Company had 45 calendar days from November 20, 2024, or until Monday, January 6, 2025, to submit to Nasdaq a plan to regain compliance with the Stockholders’ Equity Requirement. If the Company’s plan to regain compliance was accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice for the Company to evidence compliance.

On January 6, 2025, the Company submitted to Nasdaq a plan to regain compliance with the Stockholders’ Equity Requirement, citing the Company’s proposed merger with Renovaro, and requested a 180-day extension to regain compliance with the Stockholders’ Equity Requirement. In response, the Nasdaq requested upon execution, or by no later than March 1, 2025, a copy of the definitive merger documentation and a detailed timeline to complete the merger. On February 28, 2025, the Company notified the Staff that the Company continues to progress in discussions with Renovaro to finalize the merger. The Company also notified the Staff of the Extension Agreement entered into with Renovaro on February 28, 2025, which extended the outside termination date from February 28, 2025, to March 31, 2025.

Principles of Consolidation

The Company has prepared the consolidated financial statements in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) for consolidated financial statements.

The Company had two wholly owned subsidiaries, Helomics Corporation and Skyline Medical Inc. (“Skyline Medical”), as of and for the years ended December 31, 2024, and 2023. The consolidated financial statements include the accounts of the Company and these wholly owned subsidiaries after elimination of intercompany transactions and balances as of and for the years ended December 31, 2024, and 2023.

Discontinued Operations

During the year ended December 31, 2024, the Company disposed of its former Birmingham operating segment. Disposal groups that meet the discontinued operations criteria provided in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-20-45 are classified as discontinued operations. Assets and liabilities of discontinued operations are presented separately in the Company’s consolidated balance sheets and results of discontinued operations are reported as a separate component of net loss in the Company’s consolidated statements of net loss for all periods presented, resulting in changes to the presentation of certain prior period amounts. Results of discontinued operations are excluded from segment results for all periods presented. Cash flows from discontinued operations are also reported separately in the Company’s consolidated statements of cash flows.

Refer to Note 2 – Discontinued Operations for additional discussion of discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from those estimates. Estimates are used in the following areas, among others: variable consideration associated with revenue recognition, stock-based compensation expense, fair value of long-lived assets for impairment analyses, the valuation allowance included in the deferred income tax calculation, accrued expenses, and fair value of derivative liabilities.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalent balances with high quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company is exposed to credit risk in the event of default by the financial institutions to the extent amounts recorded on the consolidated balance sheets are in excess of insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds.

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

The fair values of the Company’s derivative liabilities were determined based on Level 3 inputs. The Company generally uses the Black Scholes method for determining the fair value of warrants classified as liabilities on a recurring basis. In addition, the Company uses the Monte Carlo method and other acceptable valuation methodologies when valuing the conversion feature and other embedded features classified as derivatives on a recurring basis. See Note 4 – Fair Value Measurements and Note 10 – Derivatives.

When comparing the carrying amount of an asset group to its fair value as part of a long-lived asset impairment analysis, the Company estimates the fair value of the asset group by making assumptions about the long-lived assets comprising the asset group. The majority of the inputs used by the Company to estimate the fair value of the long-lived assets are unobservable and thus are considered to be Level 3 inputs. See Note 6 – Property and Equipment and Note 7 – Intangible Assets.

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

Product sales for medical devices consist of a single performance obligation that the Company satisfies at a point in time following the transfer of control of such products to the customer. Transfer of control may occur when products are shipped from the Company’s facilities (“FOB origin,” which is the Company’s standard shipping terms) or upon delivery at the customer’s facilities (“FOB Destination”), dependent on the shipping terms specified in the contract with the customer. Transfer of control may also occur prior to shipment under bill and hold arrangements. In such arrangements, the Company recognizes revenue when the bill-and-hold arrangement has a substantive reason, the product is identified separately as belonging to the customer, the product is ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer. The Company’s standard payment terms for its customers purchasing medical devices are generally 30 to 60 days after the Company transfers control of the product to its customer. The Company allows returns of defective disposable merchandise if the customer requests a return merchandise authorization from the Company. All amounts billed to a customer in a sales transaction for medical devices related to shipping and handling, if any, represent revenues earned for the goods provided, and these amounts have been included in revenue. Costs related to such shipping and handling billing are classified as cost of goods sold. Revenues from the sale of medical device products are reported under the Eagan reportable segment.

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

When an option or warrant is granted in place of cash compensation for services, the Company deems the value of the service rendered to be the value of the option or warrant. In most cases, however, an option or warrant is granted in addition to other forms of compensation and its separate value is difficult to determine without utilizing an option pricing model. For that reason, the Company also uses the Black-Scholes option-pricing model to value options and warrants granted to non-employees, which requires the input of significant assumptions including an estimate of the average period that investors or consultants will retain vested stock options and warrants before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the risk-free interest rate. In the case of options granted to employees, the Company estimates the life to be the legal term.

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

The Company has a sequencing policy under ASC 815-40-35 (“ASC 815”) that will apply if reclassification of contracts from equity to liabilities is necessary. If the Company is unable to demonstrate it has sufficient authorized shares, shares will be allocated based on the earliest issuance date of potentially dilutive financial instruments, with the earliest financial instruments receiving the first allocation of shares. Pursuant to ASC 815, stock-based awards issued to the Company’s employees are not subject to the sequencing policy.

Research and Development

Research and development costs are charged to operations as incurred. Research and development costs, included within operations expense in the accompanying consolidated statements of net loss were $25,987 and $122,307 for the years ended December 31, 2024, and 2023, respectively.

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

Under Internal Revenue Code Section 382, certain stock transactions that significantly change ownership could limit the amount of net operating carryforwards that may be utilized on an annual basis to offset taxable income in future periods. Consequently, the Company performed a Section 382 analysis as of December 31, 2023, which resulted in the limitation and expiration of a substantial portion of the Company’s loss carryforwards. In addition, the current net operating loss (“NOL”) carryforwards might be further limited by future issuances of our common stock. See Note 12 – Income Taxes.

Tax years after 2004 remain open to examination by federal and state tax authorities due to unexpired net operating loss carryforwards.

Risks and Uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the Food and Drug Administration, Clinical Laboratory Improvement Amendments, and other governmental agencies.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosures by expanding the frequency and extent of segment disclosures. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU requires the retrospective adoption method. The Company adopted ASU 2023-07 for annual periods beginning in the fiscal year ending December 31, 2024. The company plans to adopt ASU 2023-07 for interim periods beginning in the fiscal year ending December 31, 2025. See Note 15 to these consolidated financial statements for additional discussion.

NOTE 2 – DISCONTINUED OPERATIONS

On July 25, 2024, the Company’s Board of Directors approved a plan to implement a strategic cost savings initiative, primarily related to the Company’s Birmingham laboratory. In August 2024, the Company explored options for the leased Birmingham laboratory and office space, including potential sublease arrangements.

In September 2024, the Company transferred certain pieces of computer hardware with alternative use to the Pittsburgh laboratory, while the rest of the laboratory equipment and inventories from the Birmingham laboratory were marketed for sale and the related product and service lines were discontinued. The Company executed a sales agreement for all remaining laboratory equipment and inventories from the Birmingham laboratory and all items were removed from the laboratory premises as of September 30, 2024. As of September 30, 2024, the Company vacated and ceased use of the Birmingham laboratory and office space. The Company’s lease continues through August 2025.

The Company concluded that, in aggregate, the disposal of these assets comprising the former Birmingham operating segment met the criteria for discontinued operations presentation in the third quarter of 2024. As a result, the former Birmingham operating segment has been reclassified to discontinued operations in these consolidated financial statements for all periods presented.

The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities to the current assets and liabilities of discontinued operations as presented in the Company’s consolidated balance sheets:

	December 31, 2024	December 31, 2023
Assets:
Accounts receivable, net	34,853	56,056
Inventories	-	13,571
Prepaid expense and other assets	18,796	9,622
Total current assets of discontinued operations	53,649	79,249

Property and equipment, net	-	742,696
Intangibles, net	-	11,118
Lease right-of-use assets	-	130,264
Other long-term assets	-	18,587
Total assets of discontinued operations	$53,649	$981,914

Liabilities:
Accounts payable	$-	$7,964
Accrued expenses and other liabilities	75,731	94,345
Lease liability	89,040	72,530
Total current liabilities of discontinued operations	164,771	174,839

Lease liability – net of current portion	-	58,002
Total liabilities	$164,771	$232,841

The following table provides details about the major classes of line items constituting the loss from discontinued operations presented in the Company’s consolidated statements of net loss:

	Year Ended December 31,
	2024	2023
Revenue	$32,790	$152,396
Cost of sales	3,295	25,328
Gross profit (loss) from discontinued operations	29,495	127,068

Operating expenses:
General and administrative expense	855,855	1,047,578
Operations expense	506,011	859,360
Sales and marketing expense	4,385	23,722
Loss on impairment of property and equipment	-	162,905
Total operating expenses	1,366,251	2,093,565
Total operating (loss) from discontinued operations	(1,336,756)	(1,966,497)
Loss on disposal of discontinued operations	(463,127)	-
Other income (expense)	(4,300)	91
Net (loss) from discontinued operations	$(1,804,183)	$(1,966,406)

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

Pursuant to the CRH Agreement, the Company shall receive a percentage of net revenue, as defined in the agreement, received by CRH for the commercialization of the CRH Candidates and any CRH Derivatives (each as defined in the CRH Agreement). The percentage of net revenue varies depending on the stage of development. The revenue sharing fees represent variable consideration, which is measured using the expected value method under ASC 606, Revenue from Contracts with Customers based on the actual net revenues earned by CRH under Relevant Transfer Agreements (as defined in the CRH Agreement) relating to the CRH Candidates and CRH Derivatives. Due to the uncertainty associated with the timing and amount of revenue sharing fees, the Company concluded that the revenue sharing fees should be fully constrained until such time that Relevant Transfer Agreements have been entered and net revenues have been earned. These estimates will be reassessed at each reporting period. During the years ended December 31, 2024, and 2023, the Company recognized no revenue under the CRH Agreement.

Contracts with Customers and Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of December 31, 2024, and 2023, accounts receivable totaled $745,566 and $277,641, respectively. The allowance for accounts receivable balance was $3,850 as of both December 31, 2024, and 2023.

As of December 31, 2024, accounts receivable from three customers represented 19%, 12%, and 11% of the Company’s total accounts receivable, respectively. As of December 31, 2023, accounts receivable from two customers represented 19% and 11% of the Company’s total accounts receivable, respectively.

During the year ended December 31, 2024, revenues from a single customer were 28% of the Company’s total revenue. During the year ended December 31, 2023, revenues from a single customer were 30% of the Company’s total revenue.

Advance payments received in excess of revenues recognized are classified as contract liabilities until such time as the revenue recognition criteria have been met. The Company’s contract liabilities, related primarily to development of 3D models and STREAMWAY maintenance plans, were $328,472 and $307,958 as of December 31, 2024, and 2023, respectively. During the year ended December 31, 2024, the Company recognized revenue of $74,766 from contract liabilities recorded as of December 31, 2023, primarily related to deposits for development of 3D models and STREAMWAY maintenance plans. The Company’s contract liabilities as of December 31, 2024, represent its remaining performance obligations. The Company’s long-term contract liabilities are reported in Other long-term liabilities in the consolidated balance sheets.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis:

December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$300,000	$300,000	$-	$-

Liabilities:
Derivatives	$-	$-	$-	$-

December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Derivatives	$1,376	$-	$-	$1,376

NOTE 5 – INVENTORIES

Inventory balances were as follows:

	As of December 31, 2024	As of December 31, 2023
Raw materials	$175,177	$227,110
Work-in-process	18,500	-
Finished goods	192,051	253,693
Total	$385,728	$480,803

NOTE 6 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net consisted of the following:

	As of December 31, 2024	As of December 31, 2023
Computers, software, and office equipment	$237,726	$467,716
Leasehold improvements	306,961	306,961
Laboratory equipment	1,692,230	1,696,430
Warehouse and manufacturing equipment	139,763	133,285
Demo equipment	31,554	31,554
Total	2,408,234	2,635,946
Less: Accumulated depreciation	(2,038,764)	(2,144,732)
Total Property and equipment, net	$369,470	$491,214

Depreciation expense, recorded within general and administrative expenses of continuing operations, was $135,591 and $218,325 for the years ended December 31, 2024, and 2023, respectively.

No impairment charges related to property and equipment held and used in continuing operations were incurred during the years ended December 31, 2024, and 2023.

NOTE 7 – INTANGIBLES, NET

The Company’s intangibles, net consisted of the following:

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$515,948	$(305,835)	$210,113	$521,621	$(280,282)	$241,339

Finite-lived intangible assets are amortized over their estimated useful lives. Amortization expense, recorded within general and administrative expenses of continuing operations, was $26,488 and $26,463 during the years ended December 31, 2024, and 2023, respectively. Accumulated amortization is included in Intangibles, net in the consolidated balance sheets.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2024:

Year Ending December 31,	Expense
2025	$26,489
2026	26,489
2027	26,489
2028	26,489
2029	26,489
Thereafter	77,669
Total	$210,113

The Company reviews finite-lived intangible assets for impairment in accordance with ASC 360, Property, Plant, and Equipment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which the Company operates. No impairment charges related to finite-lived intangible assets held and used in continuing operations were incurred during the years ended December 31, 2024, and 2023.

NOTE 8 – LEASES

The Company’s corporate offices and other offices are located in Pittsburgh, Pennsylvania. The leases are effective through February 29, 2028.

The Company also has an office in Eagan, Minnesota, which is used for office space and manufacturing. This lease is effective through May 31, 2025.

Lease expense under operating lease arrangements, recorded within general and administrative expenses of continuing operations, was $827,363 and $811,090 for the years ended December 31, 2024, and 2023, respectively.

The following table summarizes other information related to the Company’s operating leases used in continuing operations:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term – operating leases in years	3.14	4.11
Weighted average discount rate – operating leases	13%	13%

The Company’s operating lease obligations as of December 31, 2024, which include expected lease extensions that are reasonably certain of renewal, were as follows:

2025	798,262
2026	803,724
2027	827,909
2028	139,022
Total lease payments	2,568,917
Less: interest	(437,939)
Present value of lease liabilities	$2,130,978

NOTE 9 – NOTE PAYABLE

In June 2024, the Company purchased director and officer insurance policies with a policy period ending June 2025 and financed $275,098 of its total premium by entering into a note payable with a finance provider that required ten monthly installment payments through April 2025. The note was secured by a first priority lien on the financed policies. The short-term note bore interest at an annual percentage rate of 8.00% over the life of the note. As of December 31, 2024, there was no outstanding balance on the note.

In June 2023, the Company purchased director and officer insurance policies with a policy period ending June 2024. In July 2023, the Company financed $364,721 of its total premium by entering into a note payable with a finance provider that required ten monthly installment payments through April 2024. The note was secured by a first priority lien on the financed policies. The short-term note bore interest at an annual percentage rate of 9.25% over the life of the note. As of December 31, 2023, the outstanding balance of the note was $150,408 including interest. The note was fully paid during the year ended December 31, 2024.

NOTE 10 – DERIVATIVES

Certain warrants issued to placement agents in 2020 were determined to be a derivative liability due to certain features of the warrants which could, in certain circumstances, result in the holder receiving the fair value of the outstanding warrants in the same type of consideration as the common stockholders. As a result, in those circumstances, the amount of consideration would differ from that provided to holders of common stock. Therefore, the warrants were classified as a liability.

The fair value of the placement agent warrants issued in connection with the March 2020 private placement was determined to be $0 and $135 as of December 31, 2024, and 2023, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $135 and $3,220 during the years ended December 31, 2024, and 2023, respectively. The placement agent warrants expire in March 2025.

The fair value of the placement agent warrants issued in connection with the May 2020 offering of securities was determined to be $0 and $333 as of December 31, 2024, and 2023, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $333 and $4,146 during the years ended December 31, 2024, and 2023, respectively. The placement agent warrants expire in May 2025.

The placement agent warrants issued in connection with the June 2020 warrant exercise and issuance had a fair value of $0 and $908 as of December 31, 2024, and 2023, respectively. The Company recorded gains on the change in fair value of the placement agent warrants of $908 and $5,091 during the years ended December 31, 2024, and 2023, respectively. The placement agent warrants expire in June 2025.

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance at December 31, 2022	$13,833
Gain recognized to revalue derivative instrument at fair value	(12,457)
Derivative liability balance at December 31, 2023	$1,376
Gain recognized to revalue derivative instrument at fair value	(1,376)
Derivative liability balance at December 31, 2024	$-

NOTE 11 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

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

The transactions described above closed on July 26, 2024. Wainwright acted as the exclusive placement agent for the above-mentioned transactions. The Company paid Wainwright as consideration (i) an aggregate cash fee equal to 7.0% of the gross proceeds from the exercise of the existing warrants, (ii) a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the existing warrants, (iii) $35,000 for expenses, and (iv) $15,950 for clearing fees. Additionally, the Company issued to Wainwright (or its designees) as compensation, warrants to purchase up to 67,068 shares of common stock of the Company (equal to 7.0% of the aggregate number of existing warrants exercised in the offering) (the “Warrant Inducement Placement Agent Warrants”). The Warrant Inducement Placement Agent Warrants have a term of five years from the closing of the offering and an exercise price of $1.65 per share.

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

Series B Convertible Preferred Stock

As of December 31, 2024, and 2023, there were 79,246 shares of Series B Convertible Preferred Stock outstanding. The conversion rate of Series B Convertible Preferred Stock to Common Stock is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations, or similar events. The 79,246 shares of Series B Convertible Preferred Stock outstanding at December 31, 2024 were convertible to 16 shares of common stock. In addition, the Series B Convertible Preferred Stock will automatically convert into shares of common stock upon the occurrence of a fundamental transaction, as described in the certificate of designations for the Series B Convertible Preferred Stock including mergers, sales of the company’s assets, changes in control and similar transactions. The Series B Convertible Preferred Stock is not convertible by the holder of such preferred stock to the extent (and only to the extent) that the holder or any of its affiliates would beneficially own in excess of 4.99% of the common stock of the Company. The Series B Convertible Preferred Stock has no voting rights, except for the right to approve certain amendments to the certificate of designations or similar actions. With respect to payment of dividends and distribution of assets upon liquidation or dissolution or winding up of the Company, the Series B Convertible Preferred Stock shall rank equal to the common stock of the Company. No sinking fund has been established for the retirement or redemption of the Series B Convertible Preferred Stock.

Equity Incentive Plan

On December 30, 2024, the Company’s stockholders approved the 2024 Equity Incentive Plan (the “2024 Plan”) at the Company’s Annual Meeting of Stockholders and the 2024 Plan became effective. The 2024 Plan allows for the issuance of non-statutory stock options and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units, and performance awards to employees, directors, and consultants of the Company, where permitted under the plan. Due to the approval of the 2024 Plan, no new awards will be granted under the Company’s Amended and Restated 2012 Stock Incentive Plan. The exercise price for each stock option is determined by the market price on the date of issuance. Vesting requirements are determined by the Board of Directors when granted and currently range from immediate to three years. Options outstanding under this plan have a contractual life of ten years.

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

The fair value of each stock option grant was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2024	2023
	Stock Options
Expected dividend yield	-	0.0%
Expected stock price volatility	-	90.8% –98.2%
Risk-free interest rate	-	3.38% –3.95%
Expected life	-	10 years
	Warrants
Expected dividend yield	0.0%	-
Expected stock price volatility	97.3%	-
Risk-free interest rate	4.06% –4.58%	-
Expected life	1.5 – 5 years	-

STOCK OPTIONS AND WARRANTS GRANTED BY THE COMPANY

The following summarizes transactions for stock options and warrants for the period indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding as of December 31, 2023	47,664	$82.23	1,806,589	$21.52

Issued	-	-	1,983,302	1.09
Forfeited	(309)	5.04	-	-
Expired	(3,760)	83.05	(81,345)	37.90
Exercised	-	-	(958,117)	1.32
Outstanding as of December 31, 2024	43,595	$82.70	2,750,429	$8.92

As of December 31, 2024, 43,576 stock options were fully vested and currently exercisable with a weighted average exercise price of $82.74 and a weighted average remaining term of 4.47 years. As of December 31, 2024, there were 2,750,429 warrants that were fully vested and currently exercisable.

As of December 31, 2023, 46,814 stock options were fully vested and currently exercisable with a weighted average exercise price of $83.61 and a weighted average remaining term of 5.56 years. As of December 31, 2023, there were 1,806,589 warrants that were fully vested and currently exercisable.

Stock-based compensation expense, net of forfeitures, recognized for the years ended December 31, 2024, and 2023, was $1,118 and $1,168, respectively. Stock-based compensation expense is recorded within each of the captions comprising Operating expenses from continuing operations. The Company has no unrecognized compensation expense related to unvested stock options that is expected to be recognized after December 31, 2024.

The following summarizes the status of options and warrants outstanding as of December 31, 2024:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
Options
$6.22 –8.47	810	7.92
$14.65 –25.00	12,158	5.97
$26.20 –32.80	14,223	3.90
$52.20 –17,250.00	16,404	3.69
Total	43,595

Warrants:
$1.07 –1.65	1,983,302	2.88
$14.00 –25.00	462,336	0.14
$27.40 –40.00	226,448	3.26
$43.75 –125.00	78,343	1.03
Total	2,750,429

Stock options and warrants expire on various dates from February 2024 to July 2033.

The following table is the listing of outstanding stock options and warrants as of December 31, 2024, by year of grant:

Stock Options:

Year	Shares	Range of Exercise Prices
2015	12	$30.80	–	$17,250.00
2016	276	30.80	–	850.00
2017	10,353	30.80	–	420.00
2018	2,893	30.80	–	226.00
2019	13,932	30.80	–	158.00
2020	14,710	14.65	–	32.80
2021	540	25.00	–	26.60
2022	729	7.70	–	14.65
2023	150	6.22	–	6.22
Total	43,595	$6.22	–	$17,250.00

Warrants:

Year	Shares	Range of Exercise Prices
2019	3,168	$125.00	–	$125.00
2020	65,586	36.00	–	59.84
2021	603,353	16.00	–	48.75
2022	95,020	14.00	–	15.00
2023	-	-	–	-
2024	1,983,302	1.07	–	1.65
Total	2,750,429	$1.07	–	$125.00

NOTE 12 – INCOME TAXES

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

The Company incurred zero income tax expense from continuing operations during the years ended December 31, 2024, and 2023, due to losses in both years.

Actual income tax benefit from continuing operations differs from statutory federal income tax benefit as follows:

	Year Ended December 31,
	2024	2023
Statutory federal income tax benefit	$2,280,643	$2,523,688
State tax benefit, net of federal taxes	406,186	515,593
State rate adjustment	(24,434)	(125,150)
Nondeductible/nontaxable items	(10,951)	121,708
NOL and deferred only adjustments	(571,133)	(59,913,532)
Other	(6,641)	(5,182)
Change in valuation allowance	(2,073,670)	56,882,875
Total income tax benefit	$-	$-

Deferred taxes consist of the following:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Compensation accruals	$42,893	$87,131
Accruals and reserves	191,804	204,083
Deferred revenue	80,005	36,169
Charitable contribution carryover	1,742	1,724
Derivatives	-	349
Intangibles	696,622	852,414
Capitalized R&D	1,016,330	919,789
Depreciation	-	59,511
Lease liabilities	551,917	703,026
NQSO compensation	542,609	627,997
NOL and credits	24,479,583	21,737,285
Total deferred tax assets	27,603,505	25,229,478

Deferred tax liabilities:
Depreciation	(31,863)	-
Lease right-of-use assets	(513,256)	(691,119)
Total deferred tax liabilities	(545,119)	(691,119)

Net deferred tax assets	27,058,386	24,538,359
Less: valuation allowance	(27,058,386)	(24,538,359)
Total	$-	$-

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

As of December 31, 2024, the Company had $99,731,593 of NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2025, subject to the Section 382 limitation described above. The federal NOLs of $11,885,918 begin to expire in 2025 if unused and $87,845,675 will carry forward indefinitely. The Company also had $55,735,192 of NOLs to reduce future state taxable income as of December 31, 2024. The state NOLs will begin to expire in 2025 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. As of December 31, 2024, the federal and state valuation allowances were $23,121,946 and $3,936,440, respectively.

During the year-ended December 31, 2023, the Company completed an assessment of the available NOL and tax credit carryforwards under Section 382 and 383 and determined that the Company underwent several ownership changes during the period from 2008 to 2022. The Company adjusted its NOL and tax credit carryforwards to reflect the limitations resulting from the identified ownership changes. The Company reduced its available gross federal and state NOL carryforwards by $237,816,096 and $178,311,455, respectively, and recorded a reduction of $49,941,380 and $7,344,800, respectively, to the federal and state deferred tax asset, each of which related to losses generated for the years ended December 31, 2022, and prior. Accordingly, the NOL and tax credit carryforwards presented above for the year ended December 31, 2023, were reduced by $57,446,259, with a corresponding reduction to the valuation allowance.

As of December 31, 2023, the Company had $86,840,808 of NOLs to reduce future federal taxable income, the majority of which were expected to be available for use in 2024, subject to the Section 382 limitation described above. The federal NOLs of $43,354,286 were to begin to expire in 2024 if unused and $43,486,522 will carry forward indefinitely. The Company also had $59,425,348 of NOLs to reduce future state taxable income as of December 31, 2023. The state NOLs began to expire in 2024. The Company’s net deferred tax assets, which include NOLs are subject to a full valuation allowance. As of December 31, 2023, the federal and state valuation allowances were $20,558,729 and $3,979,630, respectively.

Tax years after 2004 remain open to examination by federal and state tax authorities due to unexpired NOL carryforwards.

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

The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of December 31, 2024, and 2023, the Company recorded no accrued interest or penalties related to uncertain tax positions.

NOTE 13 – RETIREMENT SAVINGS PLAN

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. During 2024 and 2023, the Company matched 100% of the employee’s contribution up to 4.0% of their earnings. Employer contributions were $125,328 and $192,499 in 2024 and 2023, respectively. There were no discretionary contributions to the plan in 2024 and 2023.

NOTE 14 – LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Year Ended December 31,
	2024	2023
Numerator:
Net (loss) from continuing operations	$(10,860,205)	$(12,017,561)
Net (loss) from discontinued operations	(1,804,183)	(1,966,406)
Net loss attributable to common stockholders	$(12,664,388)	$(13,983,967)

Denominator:
Weighted average common shares outstanding - basic	5,453,632	4,014,848
Dilutive effect of stock options, warrants and preferred stock (1)	-	-
Weighted average common shares outstanding - diluted	5,453,632	4,014,848

Net (loss) from continuing operations attributable to common stockholders per common share – basic and diluted	$(1.99)	$(2.99)
Net (loss) from discontinued operations attributable to common stockholders per common share – basic and diluted	(0.33)	(0.49)
(Loss) per common share - basic and diluted	(2.32)	(3.48)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Year Ended December 31,
	2024	2023
Options	43,595	47,664
Warrants	2,750,429	1,806,589
Preferred stock: Series B	16	16

NOTE 15 – SEGMENTS

The Company has determined its operating segments in accordance with ASC 280, Segment Reporting. Factors used to determine the Company’s reportable segments include the availability of separate financial statements, the existence of locally based leadership across geographic regions, the economic factors affecting each segment, and the evaluation of operating results at the segment level. The Company’s Chief Operating Decision Maker (“CODM”), its chief executive officer, allocates the Company’s resources for each of the operating segments and evaluates their relative performance based on gross profit, operating loss, and net loss. Operating expenses are disaggregated by department for purposes of evaluating each segment’s performance. Each operating segment listed below has separate financial statements and locally based leadership that are evaluated based on the results of their respective segments. It should be noted that the operating segments below have different products and services.

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

See discussion of revenue recognition in Note 1 – Organization and Summary of Significant Accounting Policies for a description of the products and services recognized in each segment. All revenues are earned from external customers.

The tables below summarize the Company’s segment reporting as of and for the years ended December 31, 2024, and 2023.

	Year Ended December 31, 2024
	Pittsburgh	Eagan	Corporate	Total
Revenue	$84,812	$1,539,005	$-	$1,623,817
Cost of sales	78,285	747,852	-	826,137
Gross profit	6,527	791,153	-	797,680
General and administrative expenses	2,022,732	184,095	5,213,065	7,419,892
Operations expenses	2,234,501	609,584	6,960	2,851,045
Sales and marketing expenses	5	633,015	833,193	1,466,213
Total operating (loss)	(4,250,711)	(635,541)	(6,053,218)	(10,939,470)
Other segment items	(606)	(9)	79,880	79,265
Segment (loss)	$(4,251,317)	$(635,550)	$(5,973,338)	$(10,860,205)

	December 31, 2024
	Pittsburgh	Eagan	Corporate	Total
Assets	$2,615,291	$1,410,090	$893,487	$4,918,868
Depreciation and amortization	124,939	29,743	7,397	162,079
Expenditures for additions to long-lived assets	3,032	6,478	-	9,510

	Year Ended December 31, 2023
	Pittsburgh	Eagan	Corporate	Total
Revenue	$492,596	$1,135,101	$-	$1,627,697
Cost of sales	195,105	414,107	-	609,212
Gross profit	297,491	720,993	-	1,018,485
General and administrative expenses	2,364,640	518,017	5,498,260	8,380,917
Operations expenses	2,443,316	806,658	18,192	3,268,165
Sales and marketing expenses	299	364,697	1,122,142	1,487,139
Total operating (loss)	(4,510,763)	(968,379)	(6,638,594)	(12,117,736)
Other segment items	6,857	(902)	94,220	100,175
Segment (loss)	$(4,503,906)	$(969,281)	$(6,544,374)	$(12,017,561)

	December 31, 2023
	Pittsburgh	Eagan	Corporate	Total
Assets	$3,263,270	$1,390,031	$8,782,034	$13,435,335
Depreciation and amortization	207,658	29,750	7,381	244,788
Expenditures for additions to long-lived assets	7,424	24,691	15,437	47,550

Other segment items are comprised of other income, other expenses, and gain on derivative instruments. Other income primarily consists of interest income. Other expenses primarily consist of interest expense and, in the year ended December 31, 2023, losses on a note receivable deemed uncollectible.

In each of the years ended December 31, 2024, and 2023, substantially all the Company revenues were located or derived from operations in the United States. As of December 31, 2024, all the Company’s long-lived assets were located within the United States. During the year ended December 31, 2024, revenues of $459,369 reported in the Company’s Eagan operating segment were attributable to a single customer. As of December 31, 2024, accounts receivable due from this customer was $144,880. During the year ended December 31, 2023, revenues of $489,921 reported in the Company’s Pittsburgh segment were attributable to a single customer. As of December 31, 2023, accounts receivable due from this customer was $52,072.

NOTE 16 – SUBSEQUENT EVENTS

Renovaro Letter of Intent and Extension Agreement

On January 1, 2025, the Company entered into a binding letter of intent with Renovaro for Predictive Oncology to be acquired by Renovaro in exchange for preferred stock of Renovaro, as discussed in Note 1 above. Under the terms of the LOI, Predictive Oncology will be merged into Renovaro in exchange for a newly created series of preferred stock of Renovaro. The preferred stock will be issued to shareholders of Predictive Oncology in a 1:1 exchange for their existing Predictive Oncology common stock. The preferred stock will be automatically redeemable for $3.00 per share after 18 months and may also be converted to freely tradeable, registered Renovaro common stock at a 1:1 conversion ratio by either the holders thereof or Renovaro at any time after Renovaro’s common stock has traded at or above $4.50 per share for 30 consecutive trading days. Renovaro also will have the right to redeem the preferred stock for cash at a redemption price of $3.00 per share (i) if the trading price of its common stock is $3.00 or less or (ii) such preferred stock has not been converted within 30 days after the first date on which the holder could request such conversion as described above. The merger is subject to a minimum fundraising of $15 million by Renovaro, as well as formal approval by the shareholders of Predictive Oncology. A failure to obtain shareholder approval, assuming prior funding by Renovaro, will entitle Renovaro to a two-year exclusive royalty-free license to Predictive Oncology’s biobank of tumor samples and tumor-specific 3D cell culture models.

On February 28, 2025, the Company entered into the Extension Agreement with Renovaro, pursuant to which the parties amended the LOI to (i) eliminate Renovaro’s obligation to acquire certain shares of Predictive Oncology’s common stock and (ii) extend the outside termination date of the LOI from February 28, 2025, to March 31, 2025. Additionally, pursuant to the Extension Agreement, Renovaro acquired 467,290 shares of Predictive Oncology’s common stock for an aggregate purchase price of $500,000 and agreed to purchase an additional 901,298 shares of Predictive Oncology common stock for an aggregate of $964,389 upon, and subject to, the execution of a definitive agreement in respect of the Renovaro Merger.

February 2025 Registered Direct Offering

On February 18, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional and accredited investors for the sale by the Company of 363,336 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a purchase price of $1.50 per share, in a registered direct offering. The offering closed on February 19, 2025. The gross proceeds to the Company from the offering are approximately $545,004, before deducting the placement agent’s fees and other offering expenses. The Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 21, 2024 and subsequently declared effective on May 21, 2024 (File No. 333-279123), and a related prospectus supplement filed on February 19, 2025.

The Company agreed to pay Wainwright an aggregate fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in the offering as well as a management fee equal to 1.0% of such gross proceeds, and $15,000 for fees and expenses of legal counsel. The Company also issued to Wainwright or its designees warrants to purchase up to 7.0% of the aggregate number of shares of Common Stock sold in the transactions, or warrants to purchase up to an aggregate of 25,434 shares of Common Stock (the “Registered Direct Offering Placement Agent Warrants”). The Registered Direct Offering Placement Agent Warrants are exercisable for five years from the commencement of sales in the offering and have an exercise price equal to 125% of the purchase price of share of Common Stock in the offering, or $1.875 per share. The Registered Direct Offering Placement Agent Warrants and the shares issuable upon exercise of the Registered Direct Offering Placement Agent Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws.

Sale of Eagan Assets to DeRoyal

On March 14, 2025, the Company entered into an asset purchase agreement (the “APA”) and closed the transactions contemplated therein with DeRoyal Industries, Inc., a Tennessee corporation (“DeRoyal”), to sell and assign to DeRoyal assets and liabilities exclusively related to the business of providing products for automated, direct-to-drain medical fluid disposal, including the Company’s STREAMWAY® product line (the “Eagan Business”). These assets were operated by the Company’s wholly owned subsidiary, Skyline Medical Inc. and have reported in the Company’s Eagan reportable operating segment in these consolidated financial statements.

The purchased assets exclusively related to the Eagan Business included (a) inventories, prototypes, packaging, supplies, parts, and equipment of the Business; (b) trademarks, service marks, trade names, copyrights, trade secrets and know-how, patents and patent applications, and other intellectual property and related proprietary rights exclusively related to the Eagan Business; (c) books and records exclusively related to the Eagan Business, including all drawings, documentation, research and development files, device master records, design history files, validation data, test reports, manufacturing instructions and procedures, records and data; (d) permits, licenses, franchises, approvals, certifications, authorizations, and consents required to be obtained from Governmental Authorities; (e) contracts with customers; (f) furniture, fixtures, equipment, supplies and other tangible personal property; (g) real property leased by Seller and exclusively used in connection with the Eagan Business; and (h) cash and accounts receivable due within ninety (90) days after the Closing Date exclusively related to the Eagan Business. The total purchase price for the purchased assets was $625,000, plus the assumption of certain liabilities related to the Eagan Business including the lease for the office and warehouse space located at 2915 Commers Drive Suite 900 Eagan, MN 55121, accounts payable due within 90 days after the closing date, and contract liabilities associated with the Eagan Business. The APA included certain post-closing covenants customary for a transaction of this nature.

March 2025 Warrant Exercises

On March 25, 2025, certain of the Company’s warrant holders exercised 627,315 Series A Common Stock Purchase Warrants (the “Series A Warrants”) and 627,315 Series B Common Stock Purchase Warrants (the “Series B Warrants”) in exchange for a total of 1,254,630 shares of the Company’s common stock. Both the Series A Warrants and Series B Warrants were exercised at a price of $1.07, resulting in approximately $1.3 million of proceeds to the Company. The Series A Warrants and Series B Warrants were initially issued in a private placement to certain institutional and accredited investors in July 2024 and were registered on Registration Statement No. 333-281579, which was declared effective on August 23, 2024.