Form 10-Q
period 2025-03-31
Predictive Oncology Inc.
filed 2025-05-14
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

☐ Yes ☒ No

As of May 9, 2025, the registrant had 8,931,621 shares of common stock, par value $0.01 per share outstanding.

PREDICTIVE ONCOLOGY INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,087,588	$611,822
Accounts receivable	59,828	34,154
Inventories	45,760	45,760
Prepaid expense and other assets	195,201	272,779
Current assets of discontinued operations	97,647	1,261,403
Total current assets	3,486,024	2,225,918

Property and equipment, net	316,121	347,588
Intangibles, net	49,811	50,955
Lease right-of-use assets	1,913,786	2,047,241
Other long-term assets	98,478	98,478
Non-current assets of discontinued operations	4,031	202,337
Total assets	$5,868,251	$4,972,517

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,214,349	$1,044,394
Accrued expenses and other liabilities	2,415,653	1,236,378
Contract liabilities	151,576	224,076
Lease liability	513,280	555,169
Current liabilities of discontinued operations	314,185	533,384
Total current liabilities	4,609,043	3,593,401

Lease liability – net of current portion	1,405,004	1,558,239
Non-current liabilities of discontinued operations	-	23,487
Total liabilities	6,014,047	5,175,127

Stockholders’ deficit:
Preferred stock, 20,000,000 shares authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding as of March 31, 2025, and December 31, 2024	792	792
Common stock, $.01 par value, 200,000,000 shares authorized, 8,931,621 and 6,666,993 shares outstanding as of March 31, 2025, and December 31, 2024, respectively	89,316	66,670
Additional paid-in capital	182,633,240	180,156,199
Accumulated deficit	(182,869,144)	(180,426,271)
Total stockholders’ deficit	(145,796)	(202,610)

Total liabilities and stockholders’ deficit	$5,868,251	$4,972,517

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$110,310	$4,858
Cost of sales	45,118	22,433
Gross profit (loss)	65,192	(17,575)

Operating expenses:
General and administrative	1,828,200	2,325,664
Operations, research and development	520,406	630,085
Sales and marketing	3,633	608,710
Total operating expenses	2,352,239	3,564,459
Total operating (loss)	(2,287,047)	(3,582,034)
Other income	3,428	18,657
Other expense	(1,797)	(1,737)
Gain on derivative instruments	-	1,009
Loss from continuing operations	(2,285,416)	(3,564,105)
Loss from discontinued operations	(157,457)	(654,738)
Net (loss)	$(2,442,873)	$(4,218,843)

Loss per common share, basic and diluted:
Loss from continuing operations	(0.32)	(0.88)
Loss from discontinued operations	(0.02)	(0.16)
Net (loss) per common share, basic and diluted	$(0.34)	$(1.04)

Weighted average shares used in computation – basic and diluted	7,152,221	4,062,853

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED

MARCH 31, 2025

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	79,246	$792	6,666,993	$66,670	$180,156,199	$(180,426,271)	$(202,610)
Issuance of shares pursuant to warrant exercises	-	-	1,434,002	14,340	1,520,042	-	1,534,382
Issuance of shares pursuant to Registered Direct Offering, net of issuance costs	-	-	363,336	3,633	461,672	-	465,305
Issuance of shares pursuant to Renovaro Extension Agreement	-	-	467,290	4,673	495,327	-	500,000
Net loss	-	-	-	-	-	(2,442,873)	(2,442,873)
Balance at March 31, 2025	79,246	$792	8,931,621	$89,316	$182,633,240	$(182,869,144)	$(145,796)

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED

MARCH 31, 2024

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	79,246	$792	4,062,853	$40,629	$175,992,242	$(167,761,883)	$8,271,780
Vesting expense, net of forfeitures	-	-	-	-	734	-	734
Net loss	-	-	-	-	-	(4,218,843)	(4,218,843)
Balance at March 31, 2024	79,246	$792	4,062,853	$40,629	$175,992,976	$(171,980,726)	$4,053,671

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from continuing operating activities:
Net loss	$(2,442,873)	$(4,218,843)
Less: (loss) from discontinued operations	(157,457)	(654,738)
Net loss from continuing operations	(2,285,416)	(3,564,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,611	33,949
Amortization of operating lease right-of-use assets	133,455	118,535
Vesting expense	-	558
(Gain) on derivative instruments	-	(1,009)

Changes in assets and liabilities:
Accounts receivable	(25,674)	49,258
Inventories	-	(1,614)
Prepaid expense and other assets	77,578	77,359
Accounts payable	169,955	414,419
Accrued expenses and other	1,179,275	277,657
Contract liabilities	(72,500)	(3,750)
Operating lease liability	(195,124)	(110,945)
Net cash (used in) continuing operating activities:	(985,840)	(2,709,688)

Cash flow from continuing investing activities:
Purchase of property and equipment	-	(3,032)
Net cash (used in) continuing investing activities:	-	(3,032)

Cash flow from continuing financing activities:
Proceeds from issuance of common stock and warrants	2,579,386	-
Costs to issue common stock and warrants	(79,699)	-
Repayment of note payable	-	(112,372)
Net cash provided by (used in) continuing financing activities	2,499,687	(112,372)

Discontinued operations:
Net cash provided by (used in) operating activities	229,494	(706,332)
Net cash provided by investing activities	625,000	-
Net cash provided by (used in) financing activities	-	-
Net cash provided by (used in) discontinued operations	854,494	(706,332)

Net increase (decrease) in cash	2,368,341	(3,531,424)
Cash and cash equivalents from continuing operations at beginning of period	611,822	8,357,294
Cash and cash equivalents from discontinued operations at beginning of period	122,851	371,366
Less: Cash from discontinued operations at end of period	(15,426)	(462,608)
Cash and cash equivalents from continuing operations at end of period	$3,087,588	$4,734,628

Supplemental disclosure for cash flow information:
Cash payments for interest	$1,797	$1,737

Non-cash transactions:
Purchase of property & equipment accrued in accounts payable	$-	$6,478

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Predictive Oncology Inc. (“Predictive Oncology” or the “Company”) is a knowledge-driven company focused on applying artificial intelligence (“AI”) to support the discovery and development of optimal cancer therapies, which can ultimately lead to more effective treatments and improved patient outcomes. Predictive Oncology uses AI and its proprietary biobank of 150,000+ tumor samples, categorized by tumor type, to provide actionable insights about drug compounds to improve the drug discovery process and increase the probability of drug compound success. The Company also creates and develops tumor-specific 3D cell culture models mimicking the physiological environment of human tissue, enabling better-informed decision-making during drug development. The Company’s suite of solutions supports oncology drug development from early discovery to clinical trials.

Predictive Oncology’s mission is to change the landscape of oncology drug discovery and enable the development of more effective therapies for the treatment of cancer. By harnessing the power of machine learning and scientific rigor, the Company believes that it can improve the probability of success of advancing pharmaceutical and biological drug candidates with a higher degree of confidence.

On January 1, 2025, the Company entered into a binding letter of intent (the “LOI”) with Renovaro, Inc. (NASDAQ: RENB) (“Renovaro”) for Predictive Oncology to be acquired by Renovaro (the “Renovaro Merger”). Under the terms of the LOI, Predictive Oncology would be merged into Renovaro in exchange for a newly created series of preferred stock of Renovaro. On February 28, 2025, Predictive Oncology entered into an extension agreement with Renovaro (the “Extension Agreement”), pursuant to which the parties amended certain terms of the LOI, including to extend the outside termination date of the LOI from February 28, 2025 to March 31, 2025. No definitive purchase agreement was executed as of March 31, 2025 and the LOI terminated on that date, pursuant to its terms. Predictive Oncology has no further obligations with respect to the Renovaro Merger, including under the LOI or the Extension Agreement. On March 31, 2025, the Company received a payment from Renovaro of $964,389 associated with its request for issuance of additional shares of the Company’s common stock, which the Company rejected due to the failure to meet the conditions for such issuance pursuant to the terms of the Extension Agreement. This amount is included in the Company’s condensed consolidated balance sheet as of March 31, 2025 within Cash and cash equivalents and Accrued expenses and other liabilities. On April 3, 2025, Predictive Oncology’s Board of Directors notified Renovaro of the Company’s decision to discontinue discussions regarding the proposed merger between the two companies. The Company returned the $964,389 payment to Renovaro in April 2025 following its decision to discontinue merger discussions.

During the first quarter of 2025, the Company’s former Eagan operating segment, which produced the FDA-cleared STREAMWAY System and associated products for automated medical fluid waste management and patient-to-drain medical fluid disposal, met the criteria to be reported as discontinued operations. See Note 2 – Discontinued Operations for further discussion.

As a result of the decision to discontinue the Eagan operating segment, the Company now operates as one operating segment focused on applying AI to support the discovery and development of optimal cancer therapies. See Note 10 – Segment Information for further discussion.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred significant and recurring losses from operations for the past several years and, as of March 31, 2025, had an accumulated deficit of $182,869,144. The Company had cash and cash equivalents of $3,087,588 as of March 31, 2025, and needs to raise significant additional capital to meet its operating needs. The Company had short-term obligations of $4,609,043 and long-term operating lease obligations of $1,405,004 as of March 31, 2025. The Company does not expect to generate sufficient operating revenue to sustain its operations in the near term. During the three months ended March 31, 2025, the Company incurred negative cash flows from continuing operating activities of $985,840. Although the Company has attempted to improve its cash flows from continuing operating activities by bolstering revenues and continues to seek ways to generate revenue through business development activities, there is no guarantee that the Company will be able to improve its cash flows from continuing operating activities sufficiently or achieve profitability in the near term. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

The Company continues to evaluate alternatives to obtain the required additional funding to maintain future operations. These alternatives may include, but are not limited to, equity financing, issuing debt, entering into other financing arrangements, or monetizing operating businesses or assets. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders or that result in the Company’s existing stockholders losing part or all of their investment. Despite these potential sources of funding, the Company may be unable to access financing or obtain additional liquidity when needed or under acceptable terms, if at all. If such financing or adequate funds from operations are not available, the Company would be forced to limit its business activities and the Company could default on existing payment obligations, which would have a material adverse effect on its financial condition and results of operations, and the Company may ultimately be required to cease its operations and liquidate its business. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

NASDAQ Notice of Non-Compliance

On November 20, 2024, the Company received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), because the Company’s stockholders’ equity of $1,966,969, as reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, was below the required minimum of $2.5 million, and because, as of the date of the Notice, the Company did not meet either of the alternative compliance standards, relating to market value of listed securities of at least $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

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

On January 6, 2025, the Company submitted to Nasdaq a plan to regain compliance with the Stockholders’ Equity Requirement, citing the Company’s proposed merger with Renovaro, and requested a 180-day extension to regain compliance with the Stockholders’ Equity Requirement. In response, Nasdaq requested upon execution, or by no later than March 1, 2025, a copy of the definitive merger documentation and a detailed timeline to complete the merger. On February 28, 2025, the Company notified the Staff that the Company continued to progress in discussions with Renovaro to finalize the merger. The Company also notified the Staff of the Extension Agreement entered into with Renovaro on February 28, 2025, which extended the outside termination date from February 28, 2025, to March 31, 2025.

On April 7, 2025, Nasdaq requested an update regarding the Company’s compliance initiatives by April 11, 2025. On April 10, 2025, the Company submitted an update to Nasdaq that summarized fundraising activities during the three months ended March 31, 2025, the Company’s decision to discontinue discussions with Renovaro, and options being considered by the Company to regain compliance with the Stockholders’ Equity Requirement.

Basis of Presentation and Principles of Consolidation

The Company has prepared the condensed consolidated financial statements and related unaudited financial information in the notes in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim condensed consolidated financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments, which in the opinion of management, are necessary to present fairly the Company’s position, the results of its operations, and its cash flows for the interim periods. These interim condensed consolidated financial statements reflect all intercompany eliminations. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto contained in the Annual Report on Form 10-K filed with the SEC on March 31, 2025. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

The Company had two wholly owned subsidiaries, Helomics Corporation and Skyline Medical Inc. (“Skyline Medical”), as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024. Skyline Medical remained a wholly owned subsidiary of Predictive Oncology following the March 14, 2025 asset purchase agreement between the Company and DeRoyal Industries, but the subsidiary’s ongoing activities are limited to wind down activities. The condensed consolidated financial statements include the accounts of the Company and these wholly owned subsidiaries after elimination of intercompany transactions and balances as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024.

Discontinued Operations

During the year ended December 31, 2024, the Company discontinued its former Birmingham operating segment. During the three months ended March 31, 2025, the Company disposed of its former Eagan operating segment. Disposal groups that meet the discontinued operations criteria provided in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-20-45 are classified as discontinued operations. Assets and liabilities of discontinued operations are presented separately in the Company’s condensed consolidated balance sheets and results of discontinued operations are reported as a separate component of net loss in the Company’s condensed consolidated statements of net loss for all periods presented, resulting in changes to the presentation of certain prior period amounts. Results of discontinued operations are excluded from segment results for all periods presented. Cash flows from discontinued operations are also reported separately in the Company’s condensed consolidated statements of cash flows.

Refer to Note 2 – Discontinued Operations for additional discussion of discontinued operations. All other notes to these condensed consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.

Accounting Policies and Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and during the reporting period. Actual results could materially differ from those estimates. Estimates are used in the following areas, among others: variable consideration associated with revenue recognition, stock-based compensation expense, fair value of long-lived assets for impairment analyses, the valuation allowance included in the deferred income tax calculation, accrued expenses, and fair value of derivative liabilities.

Note 1 to the annual consolidated financial statements contained in the Annual Report on Form 10-K filed with the SEC on March 31, 2025, describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosures by expanding the frequency and extent of segment disclosures. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU requires the retrospective adoption method. The Company adopted ASU 2023-07 for annual periods beginning in the fiscal year ending December 31, 2024. The Company adopted ASU 2023-07 for interim periods beginning in the interim period ended March 31, 2025. See Note 10 to these condensed consolidated financial statements for additional discussion.

NOTE 2 – DISCONTINUED OPERATIONS

In July 2024, the Company’s Board of Directors approved a plan to implement a strategic cost savings initiative, primarily related to the Company’s Birmingham laboratory. In September 2024, the Company transferred certain pieces of computer hardware with alternative use to the Pittsburgh laboratory, while the rest of the laboratory equipment and inventories from the Birmingham laboratory were marketed for sale and the related product and service lines were discontinued. The Company executed a sales agreement for all remaining laboratory equipment and inventories from the Birmingham laboratory and all items were removed from the laboratory premises as of September 30, 2024. As of September 30, 2024, the Company vacated and ceased use of the Birmingham laboratory and office space. The Company’s lease continues through August 2025. The Company concluded that, in aggregate, the disposal of these assets comprising the former Birmingham operating segment met the criteria for discontinued operations presentation in the third quarter of 2024.

On March 14, 2025, the Company entered into an asset purchase agreement (the “APA”) and closed the transactions contemplated therein with DeRoyal Industries, Inc., a Tennessee corporation (“DeRoyal”), to sell and assign to DeRoyal assets and liabilities exclusively related to the business of providing products for automated, direct-to-drain medical fluid disposal, including the Company’s STREAMWAY® product line (the “Eagan Business”). These assets were operated by the Company’s wholly owned subsidiary, Skyline Medical, and were previously reported in the Company’s Eagan operating segment. The purchased assets exclusively related to the Eagan Business included but were not limited to cash, certain accounts receivable, inventories, patents, fixed assets, and real property leased by the Company and exclusively used in connection with the Eagan Business. The total purchase price for the purchased assets was $625,000, plus the assumption of certain liabilities related to the Eagan Business including the lease for the office and warehouse space located at 2915 Commers Drive Suite 900 Eagan, MN 55121, certain accounts payable, and contract liabilities associated with the Eagan Business. The ongoing activities of the former Eagan operating segment are limited to wind down activities.

As a result of these developments, the former Birmingham and Eagan operating segments have been reclassified to discontinued operations in these condensed consolidated financial statements for all periods presented.

The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities to the current assets and liabilities of discontinued operations as presented in the Company’s condensed consolidated balance sheets:

	March 31, 2025	December 31, 2024
Assets:
Cash	15,426	122,851
Accounts receivable, net	54,038	746,266
Inventories	-	339,968
Prepaid expense and other assets	28,183	52,318
Total current assets of discontinued operations	97,647	1,261,403

Property and equipment, net	-	21,882
Intangibles, net	-	159,158
Lease right-of-use assets	-	17,266
Other long-term assets	4,031	4,031
Total assets of discontinued operations	$101,678	$1,463,740

Liabilities:
Accounts payable	$2,066	$97,780
Accrued expenses and other liabilities	223,079	248,086
Contract liabilities	-	80,909
Lease liability	89,040	106,609
Total current liabilities of discontinued operations	314,185	533,384

Other long-term liabilities	-	23,487
Total liabilities	$314,185	$556,871

The following table provides details about the major classes of line items constituting the loss from discontinued operations presented in the Company’s condensed consolidated statements of net loss:

	Three Months Ended March 31,
	2025	2024
Revenue	$157,179	$414,788
Cost of sales	122,800	164,982
Gross profit from discontinued operations	34,379	249,806

Operating expenses:
General and administrative	103,238	301,411
Operations, research and development	122,826	472,108
Sales and marketing	130,318	131,025
Total operating expenses	356,382	904,544
Total operating (loss) from discontinued operations	(322,003)	(654,738)
Gain on disposal of discontinued operations	172,451	-
Other income (expense)	(7,905)	-
Net (loss) from discontinued operations	$(157,457)	$(654,738)

The gain on disposal of discontinued operations represents the gain on assets sold and liabilities assumed by the DeRoyal.

NOTE 3 – CONTRACTS WITH CUSTOMERS

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of March 31, 2025 and December 31, 2024, accounts receivable totaled $59,828 and $34,154, respectively. The allowance for accounts receivable balance was $0 as of both March 31, 2025 and December 31, 2024.

During the three months ended March 31, 2025 and 2024, revenues from a single customer were 93% and 77% of the Company’s total revenue from continuing operations, respectively. As of March 31, 2025 and December 31, 2024, accounts receivable from this customer represented 56% and 10% of the Company’s total accounts receivable from continuing operations, respectively.

Advance payments received in excess of revenues recognized are classified as contract liabilities until such time as the revenue recognition criteria have been met. The Company’s contract liabilities, related primarily to development of 3D models, were $151,576 and $224,076 as of March 31, 2025 and December 31, 2024, respectively. The Company recognized revenue of $72,500 primarily related to development of 3D models during the three months ended March 31, 2025, that was included in contract liabilities as of December 31, 2024. The Company’s contract liabilities as of March 31, 2025 represent its remaining performance obligations.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s fair value hierarchy for its assets measured at fair value on a recurring basis.

March 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$-	$-	$-	$-

December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$300,000	$300,000	$-	$-

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net consisted of the following:

	As of March 31, 2025	As of December 31, 2024
Computers, software, and office equipment	$170,350	$170,350
Leasehold improvements	166,847	306,961
Laboratory equipment	1,692,230	1,692,230
Total	2,029,427	2,169,541
Less: Accumulated depreciation	(1,713,306)	(1,821,953)
Total Property and equipment, net	$316,121	$347,588

Depreciation expense, recorded within general and administrative expenses of continuing operations, was $31,467 and $32,703 for the three months ended March 31, 2025 and 2024, respectively.

No impairment charges related to property and equipment were incurred during the three months ended March 31, 2025 and 2024.

NOTE 6 – INTANGIBLES, NET

The Company’s intangibles, net consisted of the following:

	As of March 31, 2025			As of December 31, 2024
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$64,087	$(14,276)	$49,811	$64,087	$(13,132)	$50,955

Finite-lived intangible assets are amortized over their estimated useful lives. Amortization expense, recorded within general and administrative expenses of continuing operations, was $1,144 and $1,246 during the three months ended March 31, 2025 and 2024, respectively. Accumulated amortization is included in Intangibles, net in the condensed consolidated balance sheets.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2025:

Year Ending December 31,	Expense
Remainder of 2025	$3,433
2026	4,578
2027	4,578
2028	4,578
2029	4,578
Thereafter	28,066
Total	$49,811

The Company reviews finite-lived intangible assets for impairment in accordance with ASC 360, Property, Plant, and Equipment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which the Company operates. No impairment charges related to finite-lived intangible assets were incurred during the three months ended March 31, 2025 and 2024.

NOTE 7 – LEASES

The Company’s corporate offices and other offices are located in Pittsburgh, Pennsylvania. The leases are effective through February 29, 2028.

Lease expense under operating lease arrangements, recorded within general and administrative expenses of continuing operations, was $189,273 and $196,168 for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes other information related to the Company’s operating leases:

	March 31, 2025	March 31, 2024
Weighted average remaining lease term – operating leases in years	2.92	3.92
Weighted average discount rate – operating leases	13%	13%

The Company’s operating lease obligations as of March 31, 2025, which include expected lease extensions that are reasonably certain of renewal, were as follows:

Remainder of 2025	$522,468
2026	803,724
2027	827,909
2028	139,022
Total lease payments	2,293,123
Less: interest	(374,839)
Present value of lease liabilities	$1,918,284

NOTE 8 – STOCKHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS

Registered Direct Offering

On February 18, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional and accredited investors for the sale by the Company of 363,336 shares (the “Registered Direct Offering Shares”) of the Company’s common stock, par value $0.01 per share, at a purchase price of $1.50 per share, in a registered direct offering. The offering closed on February 19, 2025. The gross proceeds to the Company from the offering were approximately $545,004, before deducting the placement agent’s fees and other offering expenses. The Registered Direct Offering Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-279123).

The Company agreed to pay H.C. Wainwright & Co., LLC (“Wainwright”), as placement agent, an aggregate fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in the offering as well as a management fee equal to 1.0% of such gross proceeds, and $15,000 for fees and expenses of legal counsel. The Company also issued to Wainwright, or its designees, warrants to purchase up to 7.0% of the aggregate number of shares of the Company’s common stock sold in the transactions, or warrants to purchase up to an aggregate of 25,434 shares of the Company’s common stock (the “Registered Direct Offering Placement Agent Warrants”). The Registered Direct Offering Placement Agent Warrants are exercisable for five years from the commencement of sales in the offering and have an exercise price equal to 125% of the purchase price of shares of the Company’s common stock sold in the offering, or $1.875 per share. The Registered Direct Offering Placement Agent Warrants and the shares issuable upon exercise of the Registered Direct Offering Placement Agent Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws.

Renovaro Subscription Agreement

On March 13, 2025, the Company executed a share subscription agreement with Renovaro, pursuant to the Extension Agreement dated February 28, 2025, that amended the previous LOI between the parties. Pursuant to the share subscription agreement, Renovaro subscribed to purchase and the Company sold to Renovaro 467,290 unregistered shares of the Company’s common stock at a price of $1.07 per share for a total purchase price of $500,000. The closing of this share issuance occurred on March 17, 2025.

At The Market Offering

On May 3, 2024, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Wainwright to sell shares of the Company’s common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate sales price of up to $3,696,000, from time to time, through an “at the market offering” program pursuant to which Wainwright acted as sales agent. Subject to the terms and conditions of the Sales Agreement, Wainwright was permitted to sell the ATM Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Under the Sales Agreement, Wainwright was entitled to compensation for its services of 3.0% of the gross sales price of all shares sold through Wainwright under the Sales Agreement. As of June 30, 2024, the Company sold 1,607,100 shares of common stock at an average price of approximately $2.30 per share, resulting in aggregate gross proceeds of approximately $3,696,000. No further shares are available to be sold under the Sales Agreement.

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

During the three months ended March 31, 2024, there were no options or warrants granted. The fair value of each warrant grant was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
	Warrants
Expected dividend yield	0.0%	-
Expected stock price volatility	99.4%	-
Risk-free interest rate	4.37%	-
Expected life (in years)	5	-

Stock Options and Warrants Granted by the Company

The following summarizes transactions for stock options and warrants for the period indicated:

	Stock Options		Warrants
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding as of December 31, 2024	43,595	$82.70	2,750,429	$8.92

Issued	-	-	25,434	1.88
Expired	-	-	(15,554)	57.13
Exercised	-	-	(1,434,002)	1.07
Outstanding as of March 31, 2024	43,595	$82.70	1,326,307	$16.72

There was no stock-based compensation expense from continuing operations recognized for the three months ended March 31, 2025. Stock-based compensation expense from continuing operations, net of forfeitures, recognized for the three months ended March 31, 2024 was $558 and is recorded within each of the captions comprising Operating expenses from continuing operations. The Company has no unrecognized compensation expense related to unvested stock options that is expected to be recognized in future months.

NOTE 9 – LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net (loss) from continuing operations	$(2,285,416)	$(3,564,105)
Net (loss) from discontinued operations	(157,457)	(654,738)
Net (loss) attributable to common stockholders	$(2,442,873)	$(4,218,843)

Denominator:
Weighted average common shares outstanding - basic	7,152,221	4,062,853
Dilutive effect of stock options, warrants and preferred stock (1)	-	-
Weighted average common shares outstanding - diluted	7,152,221	4,062,853

Net (loss) from continuing operations attributable to common stockholders per common share – basic and diluted	$(0.32)	$(0.88)
Net (loss) from discontinued operations attributable to common stockholders per common share – basic and diluted	(0.02)	(0.16)
(Loss) per common share - basic and diluted	(0.34)	(1.04)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Options	43,595	47,501
Warrants	1,326,307	1,799,430
Preferred stock: Series B	16	16

NOTE 10 – SEGMENT INFORMATION

As noted in Note 2 – Discontinued Operations, the Company’s former Birmingham and Eagan operating segments have been reclassified to discontinued operations in these condensed consolidated financial statements for all periods presented. As such, the former segments are excluded from the discussion below, which only reflects continuing operations.

The Company now operates as one operating segment, which is focused on applying AI to support the development of optimal cancer therapies. The Company’s Chief Operating Decision Maker (“CODM”), its chief executive officer, utilizes financial information presented on a consolidated basis to manage and allocate the Company’s resources. The CODM evaluates performance and allocates resources based on gross profit, operating loss, and net loss. All revenues are earned from external customers. Operating expenses are disaggregated by department for purposes of evaluating performance, including General and administrative, Operations, research and development, and Sales and marketing. All significant segment expenses for the three months ended March 31, 2025, and 2024, are presented on the Company’s Condensed Consolidated Statements of Net Loss. The measure of segment assets is Total assets as reported on the Condensed Consolidated Balance Sheets. As of March 31, 2025, all the Company’s long-lived assets were located within the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes thereto set forth in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2024.

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

All statements, other than statements of historical facts, included in this report regarding our growth strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans, and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause actual results to differ materially from expectations in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024, and in Item 1A of Part II below. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview

We are a knowledge-driven company focused on applying artificial intelligence (“AI”) to support the discovery and development of optimal cancer therapies, which can ultimately lead to more effective treatments and improved patient outcomes. We use AI and our proprietary biobank of 150,000+ tumor samples, categorized by tumor type, to provide actionable insights about drug compounds to improve the drug discovery process and increase the probability of drug compound success. We also create and develop tumor-specific 3D cell culture models mimicking the physiological environment of human tissue, enabling better-informed decision-making during drug development. Our suite of solutions supports oncology drug development from early discovery to clinical trials.

Our mission is to change the landscape of oncology drug discovery and enable the development of more effective therapies for the treatment of cancer. By harnessing the power of machine learning and scientific rigor, we believe that we can improve the probability of success of advancing pharmaceutical and biological drug candidates with a higher degree of confidence.

Recent Developments

On January 1, 2025, we entered into a binding letter of intent (the “LOI”) with Renovaro, Inc. (NASDAQ: RENB) (“Renovaro”) for Predictive Oncology to be acquired by Renovaro (the “Renovaro Merger”). Under the terms of the LOI, Predictive Oncology would be merged into Renovaro in exchange for a newly created series of preferred stock of Renovaro. On February 28, 2025, we entered into an extension agreement with Renovaro (the “Extension Agreement”), pursuant to which the parties amended certain terms of the LOI, including to extend the outside termination date of the LOI from February 28, 2025 to March 31, 2025. No definitive purchase agreement was executed as of March 31, 2025 and the LOI terminated on that date, pursuant to its terms. On April 3, 2025, our Board of Directors notified Renovaro of our decision to discontinue discussions regarding the proposed merger between the two companies. We have no further obligations with respect to the Renovaro Merger, including under the LOI or the Extension Agreement. On May 8, 2025, Renovaro filed a lawsuit in Delaware Chancery Court claiming breaches by our company of the LOI and the Extension Agreement and seeking to compel our company to enter into a merger agreement with Renovaro. We do not believe the lawsuit has merit and plan to contest it vigorously.

On March 14, 2025, we entered into an asset purchase agreement and closed the transactions contemplated therein with DeRoyal Industries, Inc. (“DeRoyal”), to sell and assign to DeRoyal assets and liabilities exclusively related to the business of providing products for automated, direct-to-drain medical fluid disposal, including our STREAMWAY® product line, in exchange for a total purchase price of $625,000, plus the assumption of certain liabilities.

Capital Requirements

Since inception, we have been unprofitable. We incurred losses from continuing operations of $2,285,416 and $3,564,105 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $182,869,144 and $180,426,271, respectively.

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. Since 2017, we have diversified our business by investing in ventures, including making significant loans and investments in early-stage companies. These activities led to the acquisition of Helomics Corporation in April 2019 and the acquisition of zPREDICTA Inc. in November 2021, each of which has accelerated our capital needs. Since 2023, we have monetized certain assets and curtailed expenses to focus on our mission. See “Liquidity and Capital Resources – Liquidity and Plan of Financing; Going Concern” and “Liquidity and Capital Resources – Financing Transactions” below.

Our future cash requirements and the adequacy of available funds depend on our ability to generate revenues from and reach profitability in our oncology business located in Pittsburgh and the availability of future financing to fulfill our business plans. See “Liquidity and Capital Resources – Liquidity and Plan of Financing; Going Concern” below.

Our limited history of operations, especially in our drug discovery business, and our change in the emphasis of our business, starting in 2017, makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Comparison of three months ended March 31, 2025, and 2024

In July 2024, our Board of Directors approved a plan to dispose of the assets and discontinue the operations of our Birmingham laboratory. On March 14, 2025, we entered into an asset purchase agreement and closed the transactions contemplated therein with DeRoyal Industries, Inc. (“DeRoyal”), to sell and assign to DeRoyal assets and liabilities exclusively related to the business of providing products for automated, direct-to-drain medical fluid disposal, including the STREAMWAY® product line, in exchange for a total purchase price of $625,000, plus the assumption of certain liabilities.

As a result of these developments, the former Birmingham and Eagan operating segments have been reflected as discontinued operations in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additional disclosures regarding discontinued operations, including results from discontinued operations, are provided in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The results presented below, and the following discussion, are based on and relate to our continuing operations.

	Three Months Ended March 31,
	2025	2024	Difference
Revenue	$110,310	$4,858	$105,452
Cost of sales	45,118	22,433	22,685
General and administrative expenses	1,828,200	2,325,664	(497,464)
Operations, research and development expenses	520,406	630,085	(109,679)
Sales and marketing expenses	3,633	608,710	(605,077)

Revenue. We recorded revenue of $110,310 and $4,858 in the three months ended March 31, 2025, and 2024, respectively. The increase in revenue from the comparative period was primarily due to completion of a tumor-specific 3D model in the three months ended March 31, 2025. No 3D models were completed in the comparable 2024 period.

Cost of sales. Cost of sales was $45,118 and $22,433 in the three months ended March 31, 2025, and 2024, respectively. The increase in cost of sales in the three months ended March 31, 2025 was primarily due to increased direct labor. The improvement in gross profit margin was primarily due to increased sales of 3D models in the three months ended March 31, 2025.

General and administrative expenses. General and administrative (“G&A”) expenses primarily consist of management salaries, professional fees, consulting fees, administrative fees, and general office expenses. G&A expenses decreased by $497,464 to $1,828,200 in the three months ended March 31, 2025, compared to $2,325,664 in the comparable period in 2024. The decrease was primarily due to decreased professional fees, decreased business taxes, and decreased employee compensation, partially offset by increased legal fees. Professional fees decreased due to lower usage of consultants and outside advisors. Business taxes decreased due to timing of payments. Employee compensation decreased due to lower headcount. Legal fees increased due to corporate development transactions pursued during the three months ended March 31, 2025.

Operations, research and development expenses. Operations, research and development expenses primarily consist of expenses related to product development, prototyping, and testing. Operations, research and development expenses decreased by $109,679 to $520,406 in the three months ended March 31, 2025, compared to $630,085 in the comparable period in 2024. The decrease was primarily due to decreased employee compensation resulting from lower headcount and decreased purchases of laboratory supplies.

Sales and marketing expenses. Sales and marketing expenses consist of expenses required to market and sell our products including staff-related expenses for individuals performing this work. Sales and marketing expenses decreased by $605,077 to $3,633 in the three months ended March 31, 2025, compared to $608,710 in the comparable period in 2024. The decrease was primarily due to decreased employee compensation, including severance related to a former executive recorded in 2024 and a reduction in headcount following separation of marketing employees in the third quarter of 2024.

Liquidity and Capital Resources

Cash Flows

On March 31, 2025, we had $3,087,588 in cash and cash equivalents from continuing operations. Cash and cash equivalents increased by $2,368,341 from December 31, 2024, due to the following factors.

Net cash used in operating activities of continuing operations was $985,840 in the three months ended March 31, 2025, compared to $2,709,688 in the three months ended March 31, 2024. Cash used in operating activities of continuing operations decreased in the 2025 period primarily due to lower cash operating losses and decreased cash used in working capital. Changes in cash used in working capital included increases in accounts payable and other current liabilities, offset by a decrease in contract liabilities and operating lease liabilities. The increase in other current liabilities was primarily due to a payment of $964,389 received from Renovaro associated with its request for issuance of additional shares of our common stock, which we rejected due to the failure to meet the conditions for such issuance pursuant to the terms of the Extension Agreement. We returned such payment to Renovaro in April 2025 following our decision to discontinue merger discussions.

No cash was used in investing activities of continuing operations in the three months ended March 31, 2025, while $3,032 was used in investing activities of continuing operations in the three months ended March 31, 2024 to acquire property and equipment.

Net cash provided by financing activities of continuing operations was $2,499,687 in the three months ended March 31, 2025, compared to $112,372 used in financing activities of continuing operations in the three months ended March 31, 2024. Cash provided by financing activities of continuing operations in the 2025 period was primarily related to proceeds from the exercise of warrants into common stock, proceeds from the issuance of common stock pursuant to the Extension Agreement with Renovaro, and proceeds from the issuance of common stock pursuant to a Registered Direct Offering, while the cash used in the 2024 period was primarily repayment of a note payable used to finance insurance premiums over the insured period.

Net cash provided by discontinued operations was $854,494 in the three months ended March 31, 2025, compared to $706,332 used in discontinued operations in the three months ended March 31, 2024. Net cash provided by operating activities of discontinued operations for the three months ended March 31, 2025, was $229,494, while net cash used in operating activities of discontinued operations for the three months ended March 31, 2024, was $706,332. This change primarily relates to increased collections of accounts receivable from customers in the 2025 period. Net cash provided by investing activities of discontinued operations was $625,000 for the three months ended March 31, 2025, which related to proceeds from the sale of Eagan assets pursuant to the asset purchase agreement executed with DeRoyal. No cash was used in investing activities of discontinued operations for the three months ended March 31, 2024.

Liquidity and Plan of Financing; Going Concern

We have incurred significant and recurring losses from operations for the past several years and, as of March 31, 2025, had an accumulated deficit of $182,869,144. We had cash from continuing operations of $3,087,588 as of March 31, 2025, and need to raise significant additional capital to meet our operating needs. We had short-term obligations of $4,609,043 and long-term operating lease obligations of $1,405,004 as of March 31, 2025. We do not expect to generate sufficient operating revenue to sustain our operations in the near term. During the three months ended March 31, 2025, we incurred negative cash flows from continuing operating activities operations of $985,840. Although we have attempted to improve our cash flows from continuing operating activities by bolstering revenues and curtailing expenses and continue to seek ways to generate revenue through business development activities, there is no guarantee that we will be able to improve our cash flows from continuing operating activities sufficiently or achieve profitability in the near term. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern within one year after the date our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

We continue to evaluate alternatives to obtain the required additional funding to maintain future operations, but there can be no assurances that such funding will be available under acceptable terms, if at all. Alternatives to obtain additional funding may include, but are not limited to, equity financing, issuing debt, entering into other financing arrangements, or monetizing assets. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders or that result in our existing stockholders losing part or all of their investment. For example, in February 2025, we issued shares of our common stock in a registered direct offering for gross proceeds of $545,004. Also, in March 2025, pursuant to an extension agreement in connection with the LOI with Renovaro, Renovaro purchased shares of our common stock for an aggregate of $500,000. In March 2025, we entered into an asset purchase agreement pursuant to which we sold and assigned assets and liabilities exclusively related to the business of providing products for automated, direct-to-drain medical fluid disposal, including our STREAMWAY product line, for $625,000, plus assumed liabilities. Despite these sources of funding, we may be unable to access additional financing or obtain additional liquidity when needed or under acceptable terms, if at all. If such financing or adequate funds from operations are not available, we would be forced to limit our business activities and we could default on existing payment obligations, which would have a material adverse effect on our financial condition and results of operations, and may ultimately be required to cease our operations and liquidate our business. The condensed consolidated financial statements as of and for the quarterly period ended March 31, 2025, included in this Quarterly Report on Form 10-Q, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

Financing Transactions

We have primarily funded our operations through a combination of debt and equity instruments including short-term borrowings, and a variety of debt and equity offerings. We have no off-balance sheet transactions.

Registered Direct Offering

On February 18, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional and accredited investors for the sale by us of 363,336 shares (the “Registered Direct Offering Shares”) of our common stock, par value $0.01 per share, at a purchase price of $1.50 per share, in a registered direct offering. The offering closed on February 19, 2025. Our gross proceeds from the offering were approximately $545,004, before deducting the placement agent’s fees and other offering expenses. We offered and sold the Registered Direct Offering Shares pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 21, 2024, and subsequently declared effective on May 21, 2024 (File No. 333-279123), and a related prospectus supplement filed on February 19, 2025.

We agreed to pay Wainwright an aggregate fee equal to 7.0% of the gross proceeds we received from the sale of the securities in the offering as well as a management fee equal to 1.0% of such gross proceeds, and $15,000 for fees and expenses of legal counsel. We also issued to Wainwright, or its designees, warrants to purchase up to 7.0% of the aggregate number of shares of our common stock sold in the transactions, or warrants to purchase up to an aggregate of 25,434 shares of our common stock (the “Registered Direct Offering Placement Agent Warrants”). The Registered Direct Offering Placement Agent Warrants are exercisable for five years from the commencement of sales in the offering and have an exercise price equal to 125% of the purchase price of shares of our common stock sold in the offering, or $1.875 per share. The Registered Direct Offering Placement Agent Warrants and the shares issuable upon exercise of the Registered Direct Offering Placement Agent Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws.

Renovaro Subscription Agreement

On March 13, 2025, we executed a share subscription agreement with Renovaro, pursuant to the Extension Agreement dated February 28, 2025, that amended the previous LOI between the parties. Pursuant to the share subscription agreement, Renovaro subscribed to purchase and we agreed to sell 467,290 unregistered shares of our common stock at a price of $1.07 per share for a total purchase price of $500,000.

There were no material financing transactions during the three months ended March 31, 2024.

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

Management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, except as described below.

After the expiration of the letter of intent with Renovaro and our decision not to engage in further discussions with Renovaro regarding a potential merger, Renovaro has filed a lawsuit against us, which could be costly and time-consuming.

As previously disclosed, the letter of intent with Renovaro regarding a proposed merger transaction expired by its terms on March 31, 2025, and on April 3, 2025, our Board of Directors notified Renovaro of our decision to discontinue discussions regarding the proposed merger.  On May 8, 2025, Renovaro filed a lawsuit alleging a breach of contract and the implied covenant of good faith and fair dealing.  We do not believe Renovaro’s claims have merit and intend to vigorously contest the lawsuit.  The results of litigation cannot be predicted with certainty, and regardless of the merits, litigation can be costly and time-consuming for the Company.  The diversion of management’s attention, the costs of defense and the possibility of an adverse decision could negatively impact the Company’s results of operations and financial condition.

Our common stock could be delisted from the Nasdaq Capital Market, which delisting could hinder your ability to obtain accurate quotations on the price of our common stock or dispose of our common stock in the secondary market.

In May 2022 and again in September 2024, we received letters from the Listing Qualifications Department of Nasdaq (the “Staff”) informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). In both instances, we were able to regain compliance, first by conducting a 20-for-1 reverse stock split, which significantly increased our stock price, and then because since January 3, 2025, our stock price began trading above the minimum requirement, including as a result of our announcement of the proposed merger with Renovaro.

On November 20, 2024, we received a letter from the Staff notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), because our stockholders’ equity of $1,966,969, as reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, was below the required minimum of $2.5 million, and because, as of the date of the notice, we did not meet either of the alternative compliance standards, relating to market value of listed securities of at least $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Under Nasdaq rules and as specified in the notice, we had until Monday, January 6, 2025 to submit to Nasdaq a plan to regain compliance with the Stockholders’ Equity Requirement. We submitted our plan on January 6, 2025, citing the proposed merger with Renovaro, and after the Company’s decision to discontinue discussions with Renovaro, on April 10, 2025, submitted an update to Nasdaq that summarized fundraising activities during the three months ended March 31, 2025, the discontinuation of discussions with Renovaro, and options being considered by the Company to regain compliance with the Stockholders’ Equity Requirement.

We may not be able to regain compliance.  Even if we are able to regain compliance, we may subsequently fail to meet the requirements for continued listing on Nasdaq, and in either case, we may be delisted.

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

In addition to the foregoing risks, and the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the risks included in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 before making an investment decision. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2025, there were no sales of our securities that were not registered under the Securities Act other than the shares sold pursuant to the Renovaro Subscription Agreement described below.

On March 13, 2025, we executed a share subscription agreement with Renovaro, pursuant to the Extension Agreement dated February 28, 2025, that amended the previous LOI between the parties. Pursuant to the share subscription agreement, Renovaro subscribed to purchase and we sold to Renovaro 467,290 unregistered shares of our common stock at a price of $1.07 per share for a total purchase price of $500,000. The closing of this share issuance occurred on March 17, 2025. For this issuance, we relied on the exemption from federal registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, based on the Company’s belief that the offer and sale of such securities has not and will not involve a public offering. We intend to use the net proceeds from the sale for working capital and other general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of Placement Agent Warrant (Filed on February 19, 2025 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)
10.1	Letter of Intent between Predictive Oncology and Renovaro (Filed on January 6, 2025 as an exhibit to our Current Report on Form 8-K and incorporate herein by reference.)
10.2

Extension Amendment, dated February 28, 2025, by and between Predictive Oncology Inc. and Renovaro, Inc. (Filed on March 5, 2025 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

10.3

Asset Purchase Agreement dated March 14, 2025, by and between Predictive Oncology Inc. and DeRoyal Industries, Inc. (Filed on March 20, 2025 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

10.4	Form of Securities Purchase Agreement dated February 18, 2025 (Filed on February 19, 2025 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREDICTIVE ONCOLOGY INC.

Date: May 14, 2025	By:	/s/ Raymond F. Vennare
Raymond F. Vennare
Chief Executive Officer

Date: May 14, 2025	By:	/s/ Josh Blacher
Josh Blacher
Interim Chief Financial Officer