Form 10-Q
period 2025-06-30
Predictive Oncology Inc.
filed 2025-08-13
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

☐ Yes ☒ No

As of August 8, 2025, the registrant had 10,892,429 shares of common stock, par value $0.01 per share outstanding.

PREDICTIVE ONCOLOGY INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$506,078	$611,822
Accounts receivable	22,957	34,154
Inventories	42,706	45,760
Prepaid expense and other assets	603,930	272,779
Current assets of discontinued operations	47,723	1,261,403
Total current assets	1,223,394	2,225,918

Property and equipment, net	284,654	347,588
Intangibles, net	48,667	50,955
Lease right-of-use assets	1,776,142	2,047,241
Other long-term assets	98,478	98,478
Non-current assets of discontinued operations	4,031	202,337
Total assets	$3,435,366	$4,972,517

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,346,499	$1,044,394
Note payable	265,501	-
Accrued expenses and other liabilities	1,139,294	1,236,378
Contract liabilities	149,076	224,076
Lease liability	602,865	555,169
Current liabilities of discontinued operations	342,204	533,384
Total current liabilities	3,845,439	3,593,401

Lease liability – net of current portion	1,243,327	1,558,239
Non-current liabilities of discontinued operations	-	23,487
Total liabilities	5,088,766	5,175,127
Contingencies (see Note 7)

Stockholders’ deficit:
Preferred stock, 20,000,000 shares authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding as of June 30, 2025 and December 31, 2024	792	792
Common stock, $.01 par value, 200,000,000 shares authorized, 9,596,737 and 6,666,993 shares outstanding as of June 30, 2025, and December 31, 2024, respectively	95,967	66,670
Additional paid-in capital	183,189,447	180,156,199
Accumulated deficit	(184,939,606)	(180,426,271)
Total stockholders’ deficit	(1,653,400)	(202,610)

Total liabilities and stockholders’ deficit	$3,435,366	$4,972,517

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$2,682	$67,255	$112,992	$72,113
Cost of sales	18,221	13,858	63,339	36,291
Gross profit (loss)	(15,539)	53,397	49,653	35,822

Operating expenses:
General and administrative	1,875,655	1,825,174	3,703,855	4,150,838
Operations, research and development	499,715	558,692	1,020,121	1,188,777
Sales and marketing	268,959	134,186	272,592	742,896
Total operating expenses	2,644,329	2,518,052	4,996,568	6,082,511
Total operating (loss)	(2,659,868)	(2,464,655)	(4,946,915)	(6,046,689)
Other income	682,424	9,461	685,852	28,118
Other expense	(1,451)	(1,834)	(3,248)	(3,571)
Gain on derivative instruments	-	359	-	1,368
Loss from continuing operations	(1,978,895)	(2,456,669)	(4,264,311)	(6,020,774)
Loss from discontinued operations	(91,567)	(724,592)	(249,024)	(1,379,330)
Net (loss)	$(2,070,462)	$(3,181,261)	$(4,513,335)	$(7,400,104)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.22)	$(0.53)	$(0.52)	$(1.38)
Loss from discontinued operations	(0.01)	(0.15)	(0.03)	(0.32)
Net (loss) per common share, basic and diluted	$(0.23)	$(0.68)	$(0.55)	$(1.70)

Weighted average shares used in computation – basic and diluted	9,108,984	4,664,771	8,136,008	4,363,812

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2025

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	79,246	$792	6,666,993	$66,670	$180,156,199	$(180,426,271)	$(202,610)
Issuance of shares pursuant to warrant exercises	-	-	1,434,002	14,340	1,520,042	-	1,534,382
Issuance of shares pursuant to Registered Direct Offering, net of issuance costs	-	-	363,336	3,633	461,672	-	465,305
Issuance of shares pursuant to Renovaro Extension Agreement	-	-	467,290	4,673	495,327	-	500,000
Net loss	-	-	-	-	-	(2,442,873)	(2,442,873)
Balance at March 31, 2025	79,246	$792	8,931,621	$89,316	$182,633,240	$(182,869,144)	$(145,796)
Issuance of shares to non-employees	-	-	100,000	1,000	99,000	-	100,000
Issuance of shares pursuant to At The Market Offering, net of issuance costs	-	-	284,742	2,847	160,011	-	162,858
Issuance of shares pursuant to May 2025 private placement	-	-	280,374	2,804	297,196	-	300,000
Net loss	-	-	-	-	-	(2,070,462)	(2,070,462)
Balance at June 30, 2025	79,246	$792	9,596,737	$95,967	$183,189,447	$(184,939,606)	$(1,653,400)

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2024

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	79,246	$792	4,062,853	$40,629	$175,992,242	$(167,761,883)	$8,271,780
Vesting expense, net of forfeitures	-	-	-	-	734	-	734
Net loss	-	-	-	-	-	(4,218,843)	(4,218,843)
Balance at March 31, 2024	79,246	$792	4,062,853	$40,629	$175,992,976	$(171,980,726)	$4,053,671
Issuance of shares to non-employees	-	-	38,923	389	98,864	-	99,253
Vesting expense, net of forfeitures	-	-	-	-	306	-	306
Issuance of shares pursuant to At-The-Market financing, net of issuance costs	-	-	1,607,100	16,071	3,105,931	-	3,122,002
Net loss	-	-	-	-	-	(3,181,261)	(3,181,261)
Balance at June 30, 2024	79,246	$792	5,708,876	$57,089	$179,198,077	$(175,161,987)	$4,093,971

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from continuing operating activities:
Net loss	$(4,513,335)	$(7,400,104)
Less: (loss) from discontinued operations	(249,024)	(1,379,330)
Net loss from continuing operations	(4,264,311)	(6,020,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,222	67,176
Amortization of operating lease right-of-use assets	271,099	240,607
Non-cash write off of accounts payable and related accrued expenses	(676,678)	-
(Gain) on derivative instruments	-	(1,368)
Vesting expense	-	804
Issuance of shares to non-employees	66,667	99,253

Changes in assets and liabilities:
Accounts receivable	11,197	25,000
Inventories	3,054	1,064
Prepaid expense and other assets	(297,818)	(111,470)
Accounts payable	511,791	121,006
Accrued expenses and other	371,361	342,380
Contract liabilities	(75,000)	(40,755)
Operating lease liability	(267,216)	(227,081)
Net cash (used in) continuing operating activities:	(4,280,632)	(5,504,158)

Cash flow from continuing investing activities:
Purchase of property and equipment	-	(3,032)
Net cash (used in) continuing investing activities:	-	(3,032)

Cash flow from continuing financing activities:
Proceeds from issuance of common stock and warrants	3,165,365	3,695,848
Costs to issue common stock and warrants	(202,820)	(573,846)
Proceeds from issuance of financing note payable	264,048	275,098
Repayment of note payable	-	(150,408)
Net cash provided by continuing financing activities	3,226,593	3,246,692

Discontinued operations:
Net cash provided by (used in) operating activities	200,444	(1,129,914)
Net cash provided by (used in) investing activities	625,000	(6,478)
Net cash provided by (used in) financing activities	-	-
Net cash provided by (used in) discontinued operations	825,444	(1,136,392)

Net (decrease) in cash	(228,595)	(3,396,890)
Cash and cash equivalents from continuing operations at beginning of period	611,822	8,357,294
Cash and cash equivalents from discontinued operations at beginning of period	122,851	371,366
Less: Cash from discontinued operations at end of period	-	(49,562)
Cash and cash equivalents from continuing operations at end of period	$506,078	$5,282,208

Supplemental disclosure for cash flow information:
Cash payments for interest	$1,797	$1,737

Non-cash transactions:
Common stock issued as prepayment for services	$33,333	-

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

On January 1, 2025, the Company entered into a binding letter of intent (the “LOI”) with Renovaro, Inc. (NASDAQ: RENB) (“Renovaro”) for Predictive Oncology to be acquired by Renovaro (the “Renovaro Merger”). On February 28, 2025, Predictive Oncology entered into an extension agreement with Renovaro (the “Extension Agreement”), pursuant to which the parties amended certain terms of the LOI, including to extend the outside termination date of the LOI from February 28, 2025 to March 31, 2025. No definitive purchase agreement was executed as of March 31, 2025 and the LOI terminated on that date, pursuant to its terms. Predictive Oncology has no further obligations with respect to the Renovaro Merger, including under the LOI or the Extension Agreement. On April 3, 2025, Predictive Oncology’s Board of Directors notified Renovaro of the Company’s decision to discontinue discussions regarding the proposed merger between the two companies. See Note 7 – Contingencies for further discussion.

During the first quarter of 2025, the Company’s former Eagan operating segment, which produced the FDA-cleared STREAMWAY System and associated products for automated medical fluid waste management and patient-to-drain medical fluid disposal, met the criteria to be reported as discontinued operations. See Note 2 – Discontinued Operations for further discussion.

As a result of the decision to discontinue the Eagan operating segment, the Company now operates as one operating segment focused on applying AI to support the discovery and development of optimal cancer therapies. See Note 13 – Segment Information for further discussion.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred significant and recurring losses from operations for the past several years and, as of June 30, 2025, had an accumulated deficit of $184,939,606. The Company had cash and cash equivalents of $506,078 as of June 30, 2025, and needs to raise significant additional capital to meet its operating needs. The Company had short-term obligations of $3,845,439 and long-term operating lease obligations of $1,243,327 as of June 30, 2025. The Company does not expect to generate sufficient operating revenue to sustain its operations in the near term. During the six months ended June 30, 2025, the Company incurred negative cash flows from continuing operating activities of $4,280,632. Although the Company has attempted to improve its cash flows from continuing operating activities by bolstering revenues and continues to seek ways to generate revenue through business development activities, there is no guarantee that the Company will be able to improve its cash flows from continuing operating activities sufficiently or achieve profitability in the near term. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

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

NASDAQ Notice of Delisting

On November 20, 2024, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), because the Company’s stockholders’ equity of $1,966,969, as reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, was below the required minimum of $2.5 million, and because, as of November 20, 2024, the Company did not meet either of the alternative compliance standards, relating to market value of listed securities of at least $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

On June 9, 2025, the Company received a letter (the “Notice”) from the Staff of Nasdaq notifying the Company that because the Company had not regained compliance with the Stockholders’ Equity Requirement, the Staff had determined to delist the Company’s securities from The Nasdaq Capital Market. The Company was unable to complete its previously submitted plan of compliance within the 180-day extension period provided under the Listing Rules. On June 11, 2025, the Company submitted a request for a hearing before Nasdaq’s Hearings Panel (the “Panel”), which stayed the suspension of the Company’s securities and the filing of a Form 25-NSE at least pending issuance of the Panel’s decision following the hearing. A hearing before the Panel was held on July 17, 2025.

On July 8, 2025, the Company received a letter from the Staff indicating that the bid price for its common stock had closed below $1.00 per share for 30 consecutive business days, and that the Company was therefore not in compliance with the minimum bid price requirement for continued listing under Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notification had no immediate effect on the listing of the Company’s common stock.

On July 17, 2025, the Company attended an oral hearing with the Panel, where the Company presented plans for coming into compliance with the continued listing standards, which included, but were not limited to, continued sales of common stock pursuant to the Company’s at-the-market offering, sales of common stock pursuant to our standby equity purchase agreement, expanding availability of the Company’s live cell ChemoFx drug response assay and business collaborations, as well as a potential reverse stock split. The Company also requested an exception from the continued listing standards through December 8, 2025, to provide the Company the ability to evidence compliance with the standards.

On July 23, 2025, the Company was notified by Nasdaq that the Panel had granted the Company’s request for continued listing on The Nasdaq Capital Market pursuant to an extension through December 8, 2025, to demonstrate compliance with all continued listing requirements, including the Stockholders’ Equity Requirement and Minimum Bid Price Requirement. The Company is pursuing several actions to timely satisfy the terms of the Panel’s decision; however, there can be no assurance that the Company will be able to do so. See Note 14 – Subsequent Events to these condensed consolidated financial statements for additional information regarding the standby equity purchase agreement and actions the Company has taken to satisfy the terms of the Panel’s decision.

Basis of Presentation and Principles of Consolidation

The Company has prepared the condensed consolidated financial statements and related unaudited financial information in the notes in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim condensed consolidated financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments, which in the opinion of management, are necessary to present fairly the Company’s position, the results of its operations, and its cash flows for the interim periods. These interim condensed consolidated financial statements reflect all intercompany eliminations. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto contained in the Annual Report on Form 10-K filed with the SEC on March 31, 2025 (the “2024 10-K”). In addition, on July 18, 2025, the Company filed a Current Report on Form 8-K to retrospectively revise the Company’s annual consolidated financial statements and notes thereto that were initially filed with the SEC in the 2024 Form 10-K to reflect revisions to its reportable segments that were made in the first quarter of 2025 as a result of the disposal of the Company’s former Eagan operating segment described below. The retrospective revision to the consolidated financial statements does not impact previously reported consolidated operating income (loss) from operations, net income (loss), or earnings (loss) per share. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

The Company had two wholly owned subsidiaries, Helomics Corporation and Skyline Medical Inc. (“Skyline Medical”), as of June 30, 2025 and December 31, 2024, and for the six months ended June 30, 2025 and 2024. Skyline Medical remained a wholly owned subsidiary of Predictive Oncology following the March 14, 2025 asset purchase agreement between the Company and DeRoyal Industries, but the subsidiary’s ongoing activities are limited to wind down activities. The condensed consolidated financial statements include the accounts of the Company and these wholly owned subsidiaries after elimination of intercompany transactions and balances as of June 30, 2025 and December 31, 2024, and for the six months ended June 30, 2025 and 2024.

Discontinued Operations

During the year ended December 31, 2024, the Company discontinued its former Birmingham operating segment. In March 2025, the Company disposed of its former Eagan operating segment. Disposal groups that meet the discontinued operations criteria provided in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-20-45 are classified as discontinued operations. Assets and liabilities of discontinued operations are presented separately in the Company’s condensed consolidated balance sheets and results of discontinued operations are reported as a separate component of net loss in the Company’s condensed consolidated statements of net loss for all periods presented, resulting in changes to the presentation of certain prior period amounts. Results of discontinued operations are excluded from segment results for all periods presented. Cash flows from discontinued operations are also reported separately in the Company’s condensed consolidated statements of cash flows.

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

Note 1 to the annual consolidated financial statements contained in the Annual Report on Form 10-K filed with the SEC on March 31, 2025, describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2025.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the FASB. Recently issued ASUs not listed below either were assessed and determined to be not applicable or are currently expected to have no impact on the condensed consolidated financial statements of the Company.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. This ASU is effective for fiscal years beginning after December 15, 2024. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosures by expanding the frequency and extent of segment disclosures. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU requires the retrospective adoption method. The Company adopted ASU 2023-07 for annual periods beginning in the fiscal year ending December 31, 2024. The Company adopted ASU 2023-07 for interim periods beginning in the interim period ended March 31, 2025. See Note 13 to these condensed consolidated financial statements for additional discussion.

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

The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities to the current assets and liabilities of discontinued operations as presented in the Company’s condensed consolidated balance sheets:

	June 30, 2025	December 31, 2024
Assets:
Cash	$-	$122,851
Accounts receivable, net	37,297	746,266
Inventories	-	339,968
Prepaid expense and other assets	10,426	52,318
Total current assets of discontinued operations	47,723	1,261,403

Property and equipment, net	-	21,882
Intangibles, net	-	159,158
Lease right-of-use assets	-	17,266
Other long-term assets	4,031	4,031
Total assets of discontinued operations	$51,754	$1,463,740

Liabilities:
Accounts payable	$1,149	$97,780
Accrued expenses and other liabilities	252,015	248,086
Contract liabilities	-	80,909
Lease liability	89,040	106,609
Total current liabilities of discontinued operations	342,204	533,384

Other long-term liabilities	-	23,487
Total liabilities	$342,204	$556,871

The following table provides details about the major classes of line items constituting the loss from discontinued operations presented in the Company’s condensed consolidated statements of net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$-	$211,467	$157,179	$626,255
Cost of sales	-	139,109	122,800	304,092
Gross profit (loss) from discontinued operations	-	72,358	34,379	322,163

Operating expenses:
General and administrative	101,103	291,813	204,341	593,223
Operations, research and development	2,669	334,699	125,495	806,807
Sales and marketing	-	150,234	130,318	281,259
Total operating expenses	103,772	776,746	460,154	1,681,289
Total operating (loss) from discontinued operations	(103,772)	(704,388)	(425,775)	(1,359,126)
Gain on disposal of discontinued operations	-	-	172,451	-
Other income (expense)	12,205	(20,204)	4,300	(20,204)
Net (loss) from discontinued operations	$(91,567)	$(724,592)	$(249,024)	$(1,379,330)

The gain on disposal of discontinued operations represents the gain on assets sold and liabilities assumed by DeRoyal.

NOTE 3 – CONTRACTS WITH CUSTOMERS

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of June 30, 2025 and December 31, 2024, accounts receivable totaled $22,957 and $34,154, respectively. The allowance for accounts receivable balance was $0 as of both June 30, 2025 and December 31, 2024.

During the three and six months ended June 30, 2025, substantially all of the Company’s revenues from continuing operations were attributable to a single customer. During the three and six months ended June 30, 2024, substantially all of the Company’s revenues from continuing operations were attributable to two customers.

Advance payments received in excess of revenues recognized are classified as contract liabilities until such time as the revenue recognition criteria have been met. The Company’s contract liabilities, related primarily to development of 3D models, were $149,076 and $224,076 as of June 30, 2025 and December 31, 2024, respectively. The Company recognized revenue of $75,000 primarily related to development of 3D models during the six months ended June 30, 2025, that was included in contract liabilities as of December 31, 2024. The Company’s contract liabilities as of June 30, 2025 represent its remaining performance obligations.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis:

June 30, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$200,000	$200,000	$-	$-

December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$300,000	$300,000	$-	$-

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net consisted of the following:

	As of June 30, 2025	As of December 31, 2024
Computers, software, and office equipment	$170,350	$170,350
Leasehold improvements	166,847	306,961
Laboratory equipment	1,692,230	1,692,230
Total	2,029,427	2,169,541
Less: Accumulated depreciation	(1,744,773)	(1,821,953)
Total Property and equipment, net	$284,654	$347,588

Depreciation expense, recorded within general and administrative expenses of continuing operations, was $31,467 and $31,981 for the three months ended June 30, 2025 and 2024, respectively, and $62,934 and $64,684 during the six months ended June 30, 2025 and 2024, respectively.

No impairment charges related to property and equipment held and used in continuing operations were incurred during the six months ended June 30, 2025 and 2024.

NOTE 6 – INTANGIBLES, NET

The Company’s intangibles, net consisted of the following:

	As of June 30, 2025			As of December 31, 2024
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$64,087	(15,420)	48,667	$64,087	$(13,132)	$50,955

Finite-lived intangible assets are amortized over their estimated useful lives. Amortization expense, recorded within general and administrative expenses of continuing operations, was $1,144 and $1,246 during the three months ended June 30, 2025 and 2024, respectively, and $2,288 and $2,492 during the six months ended June 30, 2025 and 2024, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2025:

Year Ending December 31,	Expense
Remainder of 2025	$2,289
2026	4,578
2027	4,578
2028	4,578
2029	4,578
Thereafter	28,066
Total	$48,667

The Company reviews finite-lived intangible assets for impairment in accordance with ASC 360, Property, Plant, and Equipment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which the Company operates. No impairment charges related to finite-lived intangible assets were incurred during the six months ended June 30, 2025 and 2024.

NOTE 7 – CONTINGENCIES

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. In accordance with FASB ASC Topic 450, Contingencies (“ASC 450”), the Company accrues a liability for legal contingencies when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. If there is at least a reasonable possibility that a loss may be incurred, ASC 450 requires disclosure of a loss contingency.

On January 1, 2025, the Company entered into the LOI with Renovaro for the Renovaro Merger. Under the terms of the LOI, Predictive Oncology would be merged into Renovaro in exchange for a newly created series of preferred stock of Renovaro. On February 28, 2025, Predictive Oncology entered into the Extension Agreement with Renovaro, pursuant to which the parties amended certain terms of the LOI, including to extend the outside termination date of the LOI from February 28, 2025 to March 31, 2025. No definitive purchase agreement was executed as of March 31, 2025 and the LOI terminated on that date, pursuant to its terms. Predictive Oncology has no further obligations with respect to the Renovaro Merger, including under the LOI or the Extension Agreement. On March 31, 2025, the Company received a payment from Renovaro of $964,389 associated with its request for issuance of additional shares of the Company’s common stock, which the Company rejected due to the failure to meet the conditions for such issuance pursuant to the terms of the Extension Agreement. On April 3, 2025, Predictive Oncology’s Board of Directors notified Renovaro of the Company’s decision to discontinue discussions regarding the proposed merger between the two companies. The Company returned the $964,389 payment to Renovaro in April 2025 following its decision to discontinue merger discussions.

On May 8, 2025, Renovaro filed a lawsuit in Delaware Chancery Court claiming breaches by the Company of the LOI and the Extension Agreement and seeking to compel the Company to enter into a merger agreement with Renovaro. The Company does not believe the lawsuit has merit and continues to contest it vigorously. It is not possible to estimate the amount of any loss or range of possible loss that might result from this lawsuit. However, because the final outcome cannot be predicted with certainty, unfavorable or unexpected developments or outcomes could result in a material impact to the Company’s financial condition and results of operations.

NOTE 8 – LEASES

The Company’s corporate offices and other offices are located in Pittsburgh, Pennsylvania. The leases are effective through February 29, 2028.

Lease expense under operating lease arrangements, recorded within general and administrative expenses of continuing operations, was $196,169 for each of the three months ended June 30, 2025 and 2024, and $385,442 and $392,337 for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes other information related to the Company’s operating leases:

	June 30, 2025	June 30, 2024
Weighted average remaining lease term – operating leases in years	2.67	3.67
Weighted average discount rate – operating leases	13%	13%

The Company’s operating lease obligations as of June 30, 2025, which include expected lease extensions that are reasonably certain of renewal, were as follows:

Remainder of 2025	$391,851
2026	803,724
2027	827,909
2028	139,022
Total lease payments	2,162,506
Less: interest	(316,314)
Present value of lease liabilities	$1,846,192

NOTE 9 – NOTE PAYABLE

In June 2025, the Company purchased director and officer insurance policies with a policy period ending June 2026 and financed $264,048 of its total premium by entering into a note payable with a finance provider that requires ten monthly installment payments through April 2026. The note is secured by a first priority lien on the financed policies. The short-term note bears interest at an annual percentage rate of 6.6% over the life of the note. As of June 30, 2025, the outstanding balance of the note was $265,501 including interest.

In June 2024, the Company purchased director and officer insurance policies with a policy period ending June 2025 and financed $275,098 of its total premium by entering into a note payable with a finance provider that required ten monthly installment payments through April 2025. The note was secured by a first priority lien on the financed policies. The short-term note bore interest at an annual percentage rate of 8.0% over the life of the note. As of December 31, 2024, there was no outstanding balance on the note.

NOTE 10 – STOCKHOLDERS’ EQUITY

Registered Direct Offering

On February 18, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional and accredited investors for the sale by the Company of 363,336 shares (the “Registered Direct Offering Shares”) of the Company’s common stock, par value $0.01 per share, at a purchase price of $1.50 per share, in a registered direct offering. The offering closed on February 19, 2025. The gross proceeds to the Company from the offering were approximately $545,000, before deducting the placement agent’s fees and other offering expenses. The Registered Direct Offering Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-279123).

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

May 2025 Private Placement

On May 13, 2025, the Company executed a share subscription agreement with an institutional and accredited investor for the sale, in a private placement, by the Company of 280,374 shares of the Company’s common stock at a price of $1.07 per share for a total purchase price of $300,000. The closing of this share issuance occurred on June 3, 2025.

At The Market Offering

On May 3, 2024, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Wainwright, pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of its common stock through an “at the market offering” program pursuant to which Wainwright will act as sales agent. Subject to the terms and conditions of the Sales Agreement, Wainwright is permitted to sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Sales Agreement provides that Wainwright will be entitled to compensation for its services of 3.0% of the gross sales price of all shares sold through Wainwright under the Sales Agreement. The Company is subject to certain restrictions on its ability to offer and sell shares of its common stock under the Sales Agreement.

On May 6, 2024, following execution of the Sales Agreement, the Company filed with the SEC a shelf registration statement on Form S-3 (the “May 2024 Shelf Registration Statement”). The May 2024 Shelf Registration Statement, as amended, was declared effective by the SEC on May 21, 2024 and included a prospectus supplement (the “Initial ATM Prospectus Supplement”) to the base prospectus related to the offering of up to $3,696,000 of shares of the Company’s common stock under the Sales Agreement. As of May 31, 2024, the Company had offered and sold 1,607,100 shares of common stock under the Initial ATM Prospectus Supplement for gross proceeds of approximately $3,696,000. The net proceeds from the shares offered and sold in May 2024, after deducting commissions and offering expenses, were approximately $3,122,000. No further shares were available to be sold under the Sales Agreement as of May 31, 2024 due to restrictions contained in the Sales Agreement.

On April 18, 2025, in accordance with the terms of the Sales Agreement, the Company determined it was again able to sell shares under the Sales Agreement, and on April 18, 2025, filed a prospectus supplement to the May 2024 Shelf Registration Statement relating to the offer and sale of up to an additional $1,491,000 of shares of the Company’s common stock. As of May 31, 2025, the Company had offered and sold 121,792 shares of common stock under the prospectus supplement filed April 18, 2025 for gross proceeds of approximately $139,000, and the Company had an aggregate of approximately $1,352,000 remaining available pursuant to the April 18, 2025 prospectus supplement.

On June 2, 2025, in accordance with the terms of the Sales Agreement, the Company determined to further increase the number of shares it may sell under the Sales Agreement, from the approximately $1,352,000 remaining as of May 31, 2025 up to an aggregate of $3,398,000, and the Company filed an additional prospectus supplement with the SEC on June 2, 2025. As of June 30, 2025, the Company had offered and sold 162,950 shares of common stock under the prospectus supplement filed June 2, 2025 for gross proceeds of approximately $147,000. Approximately $3,251,000 remains available to the Company for sales of its common stock pursuant to the June 2, 2025 prospectus supplement.

The net proceeds from the shares offered and sold pursuant to the Sales Agreement during the three months ended June 30, 2025, after deducting commissions and offering expenses, were approximately $163,000.

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

Stock Warrants

The following summarizes transactions for warrants for the period indicated:

	Number of Shares	Average Exercise Price
Outstanding as of December 31, 2024	2,750,429	$8.92

Issued	25,434	1.88
Expired	(401,449)	29.24
Exercised	(1,434,002)	1.07
Outstanding as of June 30, 2025	940,412	$12.14

During the six months ended June 30, 2025, warrant holders exercised warrants for an aggregate of 1,434,002 shares of the Company’s common stock at an average exercise price of $1.07 for approximately $1,520,000 of gross proceeds. The shares issued upon exercise of the warrants were registered on Registration Statement No. 333-281579, which was declared effective on August 23, 2024.

The Company determines the grant date fair value of warrants using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility, and estimated term.

There were no warrants granted during the six months ended June 30, 2024. The fair value of each warrant grant during the six months ended June 30, 2025 was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

Six Months Ended June 30, 2025
Expected dividend yield	0.0%
Expected stock price volatility	99.4%
Risk-free interest rate	4.37%
Expected life	5 years

NOTE 11 – STOCK-BASED COMPENSATION

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

There was no stock-based compensation expense for employees recognized for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2025, the Company issued shares of common stock with a grant date fair value of $100,000 to nonemployees in exchange for digital marketing services partially rendered through June 30, 2025, with remaining services to be rendered by August 2025. Compensation for services rendered through June 30, 2025 is recorded within Sales and marketing expense in the condensed consolidated statement of net loss for the three and six months ended June 30, 2025. Compensation related to remaining services to be provided is recorded within Prepaid expenses and other assets in the condensed consolidated balance sheet as of June 30, 2025. Stock-based compensation expense, net of forfeitures, recognized for the three and six months ended June 30, 2024 was $246 and $804, respectively. Stock-based compensation expense for the three and six months ended June 30, 2024 is recorded within each of the captions comprising Operating expenses. The Company has no unrecognized compensation expense related to unvested stock options that is expected to be recognized in future months.

The Company determines the grant date fair value of options using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility, and estimated term. There were no stock options granted during the six months ended June 30, 2025 and 2024.

The following summarizes transactions for stock options for the period indicated:

	Number of Shares	Average Exercise Price
Outstanding as of December 31, 2024	43,595	$82.70

Issued	-	-
Expired	(1,482)	71.20
Exercised	-	-
Outstanding as of June 30, 2025	42,113	$88.98

NOTE 12 – LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) from continuing operations	$(1,978,895)	$(2,456,669)	$(4,264,311)	$(6,020,774)
Net (loss) from discontinued operations	(91,567)	(724,592)	(249,024)	(1,379,330)
Net (loss) attributable to common stockholders	$(2,070,462)	$(3,181,261)	$(4,513,335)	$(7,400,104)

Denominator:
Weighted average common shares outstanding - basic	9,108,984	4,664,771	8,136,008	4,363,812
Effect of diluted stock options, warrants, and preferred stock (1)	-	-	-	-
Weighted average common shares outstanding - diluted	9,108,984	4,664,771	8,136,008	4,363,812

Net (loss) from continuing operations attributable to common stockholders per common share – basic and diluted	$(0.22)	$(0.53)	$(0.52)	$(1.38)
Net (loss) from discontinued operations attributable to common stockholders per common share – basic and diluted	(0.01)	(0.15)	(0.03)	(0.32)
(Loss) per common share - basic and diluted	$(0.23)	$(0.68)	$(0.55)	$(1.70)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2025	2024
Options	42,113	46,412
Warrants	940,412	1,729,304
Preferred stock: Series B	16	16

NOTE 13 – SEGMENT INFORMATION

As noted in Note 2 – Discontinued Operations, the Company’s former Birmingham and Eagan operating segments have been reclassified to discontinued operations in these condensed consolidated financial statements for all periods presented. As such, the former segments are excluded from the discussion below, which only reflects continuing operations.

The Company now operates as one operating segment, which is focused on applying AI to support the development of optimal cancer therapies. The Company’s Chief Operating Decision Maker (“CODM”), its chief executive officer, utilizes financial information presented on a consolidated basis to manage and allocate the Company’s resources. The CODM evaluates performance and allocates resources based on gross profit, operating loss, and net loss. All revenues are earned from external customers. Operating expenses are disaggregated by department for purposes of evaluating performance, including General and administrative, Operations, research and development, and Sales and marketing. All significant segment expenses for the three and six months ended June 30, 2025 and 2024, are presented on the Company’s Condensed Consolidated Statements of Net Loss. The measure of segment assets is Total assets as reported on the Condensed Consolidated Balance Sheets. As of June 30, 2025, all the Company’s long-lived assets were located within the United States.

NOTE 14 – SUBSEQUENT EVENTS

Standby Equity Purchase Agreement

On July 1, 2025, the Company entered into a standby equity purchase agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”). Pursuant to the SEPA, the Company has the right to sell to Yorkville up to $10 million in shares of its common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of the shares of common stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the SEPA. In connection with the execution of the SEPA, the Company issued 120,482 shares of its common stock to Yorkville as consideration for its commitment to purchase the Company’s common stock pursuant to the SEPA.

Upon the satisfaction of the conditions to Yorkville’s purchase obligation set forth in the SEPA, including that a registration statement for the resale of the shares by Yorkville be filed and declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the first day of the month following the 36-month period after the date of the SEPA, to direct Yorkville to purchase a specified number of shares of the Company’s common stock (each such sale, an “Advance”) by delivering written notice to Yorkville (each, an “Advance Notice”). The per share purchase price for the shares of common stock, if any, that the Company elects to sell to Yorkville in an Advance pursuant to the SEPA will be determined by reference to the volume weighted average price of the Company’s common stock (the “VWAP”) and calculated in accordance with the SEPA, less a discount of 4.0%. The Company filed a registration statement on Form S-1 for the resale of up to 1,921,706 shares by Yorkville on July 18, 2025, which was declared effective by the SEC on July 28, 2025.

Under the applicable Nasdaq rules, in no event may the Company issue to Yorkville under the SEPA more than 1,921,706 shares of its common stock, which number of shares is equal to 19.99% of the shares of common stock of the Company outstanding as of the date of the SEPA (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of its common stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average price of all applicable sales of shares of common stock under the SEPA equal or exceed $0.83 per share. Moreover, Yorkville is not obligated to purchase or acquire, and shall not purchase or acquire, any shares of common stock under the SEPA which, when aggregated with all other shares of the Company’s common stock then beneficially owned by Yorkville and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder), would result in the beneficial ownership by Yorkville and its affiliates exceeding 4.99% of the then outstanding voting power or number of shares of the Company’s common stock.

Special Meeting of Stockholders

On August 7, 2025, the Company filed a preliminary proxy statement with the SEC for a special meeting of stockholders seeking, among other things, stockholder approval for (i) a reverse stock split of the Company’s outstanding common stock at a ratio of 1-for-15 and (ii) the issuance of up to $10 million of the Company’s common stock pursuant to the SEPA in order for the Company to sell to Yorkville shares in excess of the Exchange Cap. The Company intends to file a definitive proxy statement and hold the special meeting as soon as is practicable.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are management’s present expectations of future events. Actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those set forth below and elsewhere in this report, many of which are beyond our control. Important factors that may cause actual results to differ from forward-looking statements include:

●	Our ability to continue operating beyond twelve months without additional financing;
●	Continued negative operating cash flows;
●	Our capital needs to accomplish our goals, including any further financing, which may be highly dilutive and may include onerous terms;
●	Risks and uncertainties related to our ability to regain compliance with the Nasdaq continued listing standards in the required timeframe;
●	Risks related to recent and future acquisitions, including risks related to the benefits and costs of acquisition;
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

Recent Developments

Renovaro

On January 1, 2025, we entered into a binding letter of intent (the “LOI”) with Renovaro, Inc. (NASDAQ: RENB) (“Renovaro”) for Predictive Oncology to be acquired by Renovaro (the “Renovaro Merger”). Under the terms of the LOI, Predictive Oncology would be merged into Renovaro in exchange for a newly created series of preferred stock of Renovaro. On February 28, 2025, we entered into an extension agreement with Renovaro (the “Extension Agreement”), pursuant to which the parties amended certain terms of the LOI, including to extend the outside termination date of the LOI from February 28, 2025 to March 31, 2025. No definitive purchase agreement was executed as of March 31, 2025 and the LOI terminated on that date, pursuant to its terms. On April 3, 2025, our Board of Directors notified Renovaro of our decision to discontinue discussions regarding the proposed merger between the two companies. We have no further obligations with respect to the Renovaro Merger, including under the LOI or the Extension Agreement. On May 8, 2025, Renovaro filed a lawsuit in Delaware Chancery Court claiming breaches by us of the LOI and the Extension Agreement and seeking to compel our entry into a merger agreement with Renovaro. The Company does not believe the lawsuit has merit and continues to contest it vigorously. It is not possible to estimate the amount of any loss or range of possible loss that might result from this lawsuit. However, because the final outcome cannot be predicted with certainty, unfavorable or unexpected developments or outcomes could result in a material impact to the Company’s financial condition and results of operations.

Eagan Asset Sale to DeRoyal

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

Nasdaq Notice of Delisting

On June 9, 2025, we received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that because the Company had not regained compliance with the minimum $2,500,000 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), the Staff has determined to delist the Company’s securities from The Nasdaq Capital Market. The Company was unable to complete its previously submitted plan of compliance within the 180-day extension period provided under the Listing Rules. On June 11, 2025, we submitted a hearing request to Nasdaq’s Hearings Panel (the “Panel”), which stayed the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. On June 12, 2025, we were notified that the Panel agreed to consider our appeal at an oral hearing, which the Panel scheduled for July 17, 2025. The Panel has discretion to take actions as prescribed by Nasdaq Listing Rule 5815(c)(1) including, but not limited to, granting an exception to the continued listing standards for a period not to exceed 180 days from the date of the Notice.

On July 8, 2025, we received a letter from the Staff indicating that the bid price for our common stock had closed below $1.00 per share for 30 consecutive business days, and that the Company is therefore not in compliance with the minimum bid price requirement for continued listing under Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notification had no immediate effect on the listing of the Company’s common stock. The Company has a period of 180 calendar days, or until January 5, 2026, to regain compliance with the Minimum Bid Price Requirement. If, at any time before January 5, 2026, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.

On July 17, 2025, we attended an oral hearing with the Panel, where we presented plans for coming into compliance with the continued listing standards, which include, but are not limited to, continued sales of common stock pursuant to our at-the-market offering, sales of common stock pursuant to the SEPA (as defined below), expanding availability of our live cell ChemoFx drug response assay and business collaborations, as well as a potential reverse stock split. We also requested an exception from the continued listing standards through December 8, 2025, to provide us the ability to evidence compliance with the standards.

On July 23, 2025, we were notified by Nasdaq that the Panel had granted our request for continued listing on The Nasdaq Capital Market pursuant to an extension through December 8, 2025, to demonstrate compliance with all continued listing requirements, including the Stockholders’ Equity Requirement and Minimum Bid Price Requirement. We are pursuing several actions to timely satisfy the terms of the Panel’s decision; however, there can be no assurance that we will be able to do so.

The potential alternatives we continue to explore for purposes of our Nasdaq listing (as well as for our ability to continue as a going concern) could involve significant transactions that result in a fundamental change to our primary business operations or the control of the Company by a single or group of investors, or a decision by management and our Board of Directors to pursue a transaction that results in us being acquired by another company.

On August 7, 2025, we filed a preliminary proxy statement with the SEC for a special meeting of stockholders seeking, among other things, stockholder approval for (i) a reverse stock split of our outstanding common stock at a ratio of 1-for-15 and (ii) the issuance of up to $10 million of our common stock pursuant to the standby equity purchase agreement (“SEPA”) in order for us to sell to Yorkville shares in excess of the Exchange Cap (as defined below). We intend to file a definitive proxy statement and hold the special meeting as soon as is practicable.

Standby Equity Purchase Agreement

On July 1, 2025, we entered into the SEPA with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”). Pursuant to the SEPA, we have the right to sell to Yorkville up to $10 million in shares of our common stock from time to time, subject to certain limitations and conditions set forth in the SEPA, including that in no event may we issue to Yorkville under the SEPA more than 1,921,706 shares of our common stock (the “Exchange Cap”), unless (i) we obtain stockholder approval to issue shares of our common stock in excess of the Exchange Cap, or (ii) the average price of all applicable sales of shares of common stock under the SEPA equal or exceed $0.83 per share. For more information regarding the SEPA, see Note 14, Subsequent Events, to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Capital Requirements

Since inception, we have been unprofitable. We incurred losses from continuing operations of $4,264,311 and $6,020,774 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $184,939,606 and $180,426,271, respectively.

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

Results of Operations

Comparison of three and six months ended June 30, 2025 and 2024

In July 2024, our Board of Directors approved a plan to dispose of the assets and discontinue the operations of our Birmingham laboratory. On March 14, 2025, we entered into an asset purchase agreement and closed the transactions contemplated therein with DeRoyal Industries, Inc. (“DeRoyal”), to sell and assign to DeRoyal assets and liabilities exclusively related to the business of providing products for automated, direct-to-drain medical fluid disposal, including the STREAMWAY® product line, which constituted our Eagan operating segment, in exchange for a total purchase price of $625,000, plus the assumption of certain liabilities.

As a result of these developments, the former Birmingham and Eagan operating segments have been reflected as discontinued operations in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additional disclosures regarding discontinued operations, including results from discontinued operations, are provided in Note 2, Discontinued Operations, to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Difference	2025	2024	Difference
Revenue	$2,682	$67,255	$(64,573)	$112,992	$72,113	$40,879
Cost of sales	18,221	13,858	(4,363)	63,339	36,291	(27,048)
General and administrative expenses	1,875,655	1,825,174	(50,481)	3,703,855	4,150,838	446,983
Operations, research and development expenses	499,715	558,692	58,977	1,020,121	1,188,777	168,656
Sales and marketing expenses	268,959	134,186	(134,773)	272,592	742,896	470,304
Other income	682,424	9,461	672,963	685,852	28,118	657,734

Revenue. We recorded revenue of $2,682 and $67,255 in the three months ended June 30, 2025 and 2024, respectively. The decrease in revenue from the comparative period was primarily due to decreased sales of tumor-specific 3D models and 3D kits in the three months ended June 30, 2025.

We recorded revenue of $112,992 and $72,113 in the six months ended June 30, 2025 and 2024, respectively. The increase in revenue from the comparative period was primarily due to completion of a tumor-specific 3D model in the 2025 period, while no tumor-specific 3D models were completed in the comparable 2024 period.

Cost of sales. Cost of sales was $18,221 and $13,858 in the three months ended June 30, 2025 and 2024, respectively. The gross margin decline from the 2024 period was primarily due to increased overhead costs, including indirect labor, associated with our clinical laboratory.

Cost of sales was $63,339 and $36,291 in the six months ended June 30, 2025 and 2024, respectively. The gross profit margin was approximately 44% and 50% in the six months ended June 30, 2025 and 2024, respectively. The decline in gross profit margin for the six months ended June 30, 2025, was primarily due to increased overhead costs, including indirect labor, associated with our clinical laboratory, which were partially offset by lower material costs driven by timing of work related to tumor-specific 3D models.

General and administrative expenses. General and administrative (“G&A”) expenses primarily consist of management salaries, professional fees, consulting fees, administrative fees, and general office expenses. G&A expenses increased by $50,481 to $1,875,655 in the three months ended June 30, 2025, compared to $1,825,174 in the comparable period in 2024. The increase was primarily due to increased legal fees, offset by decreased fees to consultants and outside advisors, as well as decreased employee compensation related to lower headcount.

G&A expenses decreased by $446,983 to $3,703,855 in the six months ended June 30, 2025, compared to $4,150,838 in the comparable period in 2024. The decrease was primarily due to decreased fees to consultants and outside advisors, decreased audit fees, decreased business taxes, and decreased employee compensation, partially offset by increased legal fees. Audit fees and business taxes decreased primarily due to timing differences between the 2025 and 2024 periods. Employee compensation decreased due to lower headcount. Legal fees increased primarily due to the Renovaro lawsuit and corporate development activities during the six months ended June 30, 2025.

Operations, research and development expenses. Operations, research and development expenses primarily consist of expenses related to product development, prototyping, and testing. Operations, research and development expenses decreased by $58,977 to $499,715 in the three months ended June 30, 2025 compared to $558,692 in the comparable period in 2024. The decrease was primarily due to decreased headcount and decreased consultant fees.

Operations, research and development expenses decreased by $168,656 to $1,020,121 in the six months ended June 30, 2025, compared to $1,188,777 in the comparable period in 2024. The decrease was primarily due to decreased headcount and decreased consultant fees.

Sales and marketing expense. Sales and marketing expenses consist of expenses required to market and sell our products and services. Sales and marketing expenses increased by $134,773 to $268,959 in the three months ended June 30, 2025, compared to $134,186 in the comparable period in 2024. The increase was primarily due to increased fees for digital marketing consultants, partially offset by lower employee compensation resulting from lower headcount.

Sales and marketing expense decreased by $470,304 to $272,592 in the six months ended June 30, 2025, compared to $742,896 in the comparable period in 2024. The decrease was primarily due to decreased employee compensation, including severance related to a former executive recorded in 2024 and a reduction in headcount following separation of marketing employees in the third quarter of 2024, partially offset by increased fees for digital marketing consultants.

Other income. We earned other income of $682,424 during the three months ended June 30, 2025, compared to $9,461 in the comparable period in 2024. We earned other income of $685,852 during the six months ended June 30, 2025, compared to $28,118 in the comparable period in 2024. Other income in the 2025 periods primarily related to the write off of aged accounts payable and related accrued expenses, while other income in the 2024 periods primarily consisted of interest income.

Liquidity and Capital Resources

Cash Flows

On June 30, 2025, we had $506,078 in cash and cash equivalents. Cash and cash equivalents decreased by $228,595 from December 31, 2024, due to the following factors.

Net cash used in operating activities of continuing operations was $4,280,632 in the six months ended June 30, 2025, compared to $5,504,158 in the six months ended June 30, 2024. Cash used in operating activities of continuing operations decreased in the 2025 period primarily due to lower cash operating losses, partially offset by increased cash used in working capital. Lower cash operating losses were primarily due to decreased operating expenses. Cash used in working capital increased due to increases in prepaid expenses and decreases in operating lease liabilities, offset by increases in accounts payable and accrued expenses. The increases in accounts payable and accrued expenses were partially offset by write-offs of aged accounts payable and related accrued expenses.

No cash was used in investing activities of continuing operations in the six months ended June 30, 2025, while $3,032 was used in investing activities of continuing operations in the six months ended June 30, 2024 to acquire property and equipment.

Net cash provided by financing activities of continuing operations was $3,226,593 in the six months ended June 30, 2025, compared to $3,246,692 provided by financing activities of continuing operations in the six months ended June 30, 2024. Cash provided by financing activities of continuing operations in the 2025 period was primarily related to proceeds from the exercise of warrants into common stock, proceeds from the issuance of common stock pursuant to the Extension Agreement with Renovaro, proceeds from the issuance of common stock pursuant to a Registered Direct Offering, and proceeds from a May 2025 private placement of common stock, while the cash provided in the 2024 period was primarily related to proceeds from the issuance of common stock pursuant to the ATM offering in May 2024.

Net cash provided by discontinued operations was $825,444 in the six months ended June 30, 2025, compared to $1,136,392 used in discontinued operations in the six months ended June 30, 2024. Net cash provided by operating activities of discontinued operations for the six months ended June 30, 2025, was $200,444, while net cash used in operating activities of discontinued operations for the six months ended June 30, 2024, was $1,129,914. This change primarily relates to decreased cash losses due to ceasing the discontinued operations. Net cash provided by investing activities of discontinued operations was $625,000 for the six months ended June 30, 2025, while net cash used in investing activities of discontinued operations was $6,478 for the six months ended June 30, 2024. The cash provided in the 2025 period related to proceeds from the sale of Eagan assets pursuant to the asset purchase agreement executed with DeRoyal in March 2025, while cash used in the 2024 period related to purchases of equipment.

Liquidity and Plan of Financing; Going Concern

We have incurred significant and recurring losses from operations for the past several years and, as of June 30, 2025, had an accumulated deficit of $184,939,606. We had cash and cash equivalents of $506,078 as of June 30, 2025, and need to raise significant additional capital to meet our operating needs. We had short-term obligations of $3,845,439 and long-term operating lease obligations of $1,243,327 as of June 30, 2025. We do not expect to generate sufficient operating revenue to sustain our operations in the near term. During the six months ended June 30, 2025, we incurred negative cash flows from continuing operating activities of $4,280,632. Although we have attempted to improve our cash flows from continuing operating activities by bolstering revenues and curtailing expenses and continue to seek ways to generate revenue through business development activities, there is no guarantee that we will be able to improve our cash flows from continuing operating activities sufficiently or achieve profitability in the near term. As a result of these conditions, substantial doubt exists about our ability to continue as a going concern within one year after the date our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

We continue to evaluate alternatives to obtain the required additional funding to maintain future operations, but there can be no assurances that such funding will be available under acceptable terms, if at all. Alternatives to obtain additional funding may include, but are not limited to, equity financing, issuing debt, entering into other financing arrangements, or monetizing assets. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders or that result in our existing stockholders losing part or all of their investment. For example, in February 2025, we issued shares of our common stock in a registered direct offering for gross proceeds of $545,004. Also, in March 2025, pursuant to an extension agreement in connection with the LOI with Renovaro, Renovaro purchased shares of our common stock for an aggregate of $500,000. In March 2025, we entered into an asset purchase agreement pursuant to which we sold and assigned assets and liabilities exclusively related to the business of providing products for automated, direct-to-drain medical fluid disposal, including our STREAMWAY product line, which previously made up our Eagan operating segment, for $625,000, plus assumed liabilities. In May 2025, we offered and sold shares of our common stock in a private placement for gross proceeds of $300,000. During May and June 2025, we offered and sold 284,742 shares of our common stock pursuant to our ATM program for aggregate gross proceeds of approximately $286,000. Despite these sources of funding, we may be unable to access additional financing or obtain additional liquidity when needed or under acceptable terms, if at all. If such financing or adequate funds from operations are not available, we would be forced to limit our business activities and we could default on existing payment obligations, which would have a material adverse effect on our financial condition and results of operations, and may ultimately be required to cease our operations and liquidate our business. The condensed consolidated financial statements as of and for the quarterly period ended June 30, 2025, included in this Quarterly Report on Form 10-Q, do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

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

We agreed to pay H.C. Wainwright & Co., LLC (“Wainwright”), as placement agent, an aggregate fee equal to 7.0% of the gross proceeds we received from the sale of the securities in the offering as well as a management fee equal to 1.0% of such gross proceeds, and $15,000 for fees and expenses of legal counsel. We also issued to Wainwright, or its designees, warrants to purchase up to 7.0% of the aggregate number of shares of our common stock sold in the transactions, or warrants to purchase up to an aggregate of 25,434 shares of our common stock (the “Registered Direct Offering Placement Agent Warrants”). The Registered Direct Offering Placement Agent Warrants are exercisable for five years from the commencement of sales in the offering and have an exercise price equal to 125% of the purchase price of shares of our common stock sold in the offering, or $1.875 per share. The Registered Direct Offering Placement Agent Warrants and the shares issuable upon exercise of the Registered Direct Offering Placement Agent Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws.

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

May 2025 Private Placement

On May 13, 2025, we executed a share subscription agreement with an institutional and accredited investor for the sale, in a private placement, by the Company of 280,374 shares of our common stock at a price of $1.07 per share for a total purchase price of $300,000. The closing of this share issuance occurred on June 3, 2025.

At The Market Offering

On May 3, 2024, we entered into an ATM Sales Agreement (the “Sales Agreement”) with Wainwright, pursuant to which we may offer and sell, from time to time, through Wainwright, shares of our common stock through an “at the market offering” program pursuant to which Wainwright will act as sales agent. Subject to the terms and conditions of the Sales Agreement, Wainwright is permitted to sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Sales Agreement provides that Wainwright will be entitled to compensation for its services of 3.0% of the gross sales price of all shares sold through Wainwright under the Sales Agreement. We are subject to certain restrictions on our ability to offer and sell shares of our common stock under the Sales Agreement.

On May 6, 2024, following execution of the Sales Agreement, we filed with the SEC a shelf registration statement on Form S-3 (the “May 2024 Shelf Registration Statement”). The May 2024 Shelf Registration Statement, as amended, was declared effective by the SEC on May 21, 2024 and included a prospectus supplement (the “Initial ATM Prospectus Supplement”) to the base prospectus related to the offering of up to $3,696,000 of shares of the Company’s common stock under the Sales Agreement. As of May 31, 2024, we had offered and sold 1,607,100 shares of common stock under the Initial ATM Prospectus Supplement for gross proceeds of approximately $3,696,000. The net proceeds from the shares offered and sold in May 2024, after deducting commissions and offering expenses, were approximately $3,122,000. No further shares were available to be sold under the Sales Agreement as of May 31, 2024 due to restrictions contained in the Sales Agreement.

On April 18, 2025, in accordance with the terms of the Sales Agreement, we determined that we were again able to sell shares under the Sales Agreement, and on April 18, 2025, filed a prospectus supplement to the May 2024 Shelf Registration Statement relating to the offer and sale of up to an additional $1,491,000 of our shares of common stock. As of May 31, 2025, we had offered and sold 121,792 shares of common stock under the prospectus supplement filed April 18, 2025 for gross proceeds of approximately $139,000, and we had an aggregate of approximately $1,352,000 remaining available pursuant to the April 18, 2025 prospectus supplement.

On June 2, 2025, in accordance with the terms of the Sales Agreement, we determined to further increase the number of shares we may sell under the Sales Agreement, from the approximately $1,352,000 remaining as of May 31, 2025 up to an aggregate of $3,398,000, and we filed an additional prospectus supplement with the SEC on June 2, 2025. As of June 30, 2025, we had offered and sold 162,950 shares of common stock under the prospectus supplement filed June 2, 2025 for gross proceeds of approximately $147,000. Approximately $3,251,000 remains available to us for sales of our common stock pursuant to the June 2, 2025 prospectus supplement.

The net proceeds from the shares offered and sold pursuant to the Sales Agreement during the three months ended June 30, 2025, after deducting commissions and offering expenses, were approximately $163,000.

Accounting Standards and Recent Accounting Developments

See Note 1, Organization and Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of recent accounting developments.

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

Management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding our legal proceedings can be found in Note 7, Contingencies, to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, other than as set forth below.

Our common stock could be delisted from the Nasdaq Capital Market, which delisting could hinder your ability to obtain accurate quotations on the price of our common stock or dispose of our Common Stock in the secondary market.

On May 13, 2022, we received a letter from the Listing Qualifications Department of Nasdaq (the “Staff”) informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The letter stated that we had 180 days, or until November 9, 2022, to regain compliance by maintaining a closing bid price of at least $1.00 for a minimum of 10 consecutive trading days. This deadline was subsequently extended by Nasdaq to May 8, 2023. On April 23, 2023, we effected a 20-for-1 reverse stock split to cure this deficiency. As a result, our stock price increased significantly, and we regained compliance with the Minimum Bid Price Requirement. After a subsequent decline in our stock price, on September 19, 2024, we received another letter from the Staff informing us that we did not meet the Minimum Bid Price Requirement. The letter stated that we had 180 days, or until March 18, 2025, to regain compliance by maintaining a closing bid price of at least $1.00 for a minimum of 10 consecutive trading days. We regained compliance with the Minimum Bid Price Requirement, as our stock price began trading above the minimum requirement.

On November 20, 2024, we received a letter from the Staff notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), because our stockholders’ equity of $1,966,969, as reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, was below the required minimum of $2.5 million, and because, as of the date of the notice, we did not meet either of the alternative compliance standards, relating to market value of listed securities of at least $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Under Nasdaq rules and as specified in the notice, we had until Monday, January 6, 2025 to submit to Nasdaq a plan to regain compliance with the Stockholders’ Equity Requirement. If our plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice for the Company to evidence compliance. We submitted our plan on January 6, 2025, citing the Company’s proposed merger with Renovaro, and requested a 180-day extension to regain compliance with the Stockholders’ Equity Requirement. In response, the Nasdaq requested upon execution, or by no later than March 1, 2025, a copy of the definitive merger documentation and a detailed timeline to complete the merger. On February 28, 2025, the Company notified the Staff that the Company continues to progress in discussions with Renovaro to finalize the merger. The Company also notified the Staff of the Extension Agreement entered into with Renovaro on February 28, 2025, which extended the outside termination date from February 28, 2025, to March 31, 2025. As a result of the termination of negotiations with Renovaro, we were unable to complete the previously submitted plan.

On June 9, 2025, we received a letter from the Staff notifying us that because the Company had not regained compliance with the Stockholders’ Equity Requirement, the Staff determined to delist the Company’s securities from The Nasdaq Capital Market. On June 11, 2025, we submitted a hearing request to Nasdaq’s Hearings Panel (the “Panel”), which stayed the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. On June 12, 2025, we were notified that the Panel agreed to consider our appeal at an oral hearing, which the Panel scheduled for July 17, 2025. The Panel has discretion to take actions as prescribed by Nasdaq Listing Rule 5815(c)(1) including, but not limited to, granting an exception to the continued listing standards for a period not to exceed 180 days from the date of the Notice.

On July 8, 2025, we received a letter from the Staff indicating that the bid price for our common stock had closed below $1.00 per share for 30 consecutive business days, and that the Company is therefore not in compliance with the Minimum Bid Price Requirement. The notification had no immediate effect on the listing of the Company’s common stock. The Company has a period of 180 calendar days, or until January 5, 2026, to regain compliance with the Minimum Bid Price Requirement. We intend to continue actively monitoring the bid price for our common stock and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement.

On July 17, 2025, we attended an oral hearing with the Panel, where we presented plans for coming into compliance with the continued listing standards, which include, but are not limited to, continued sales of common stock pursuant to our at-the-market offering, sales of common stock pursuant to the SEPA, expanding availability of our live cell ChemoFx drug response assay and business collaborations, as well as a potential reverse stock split. We also requested an exception from the continued listing standards through December 8, 2025, to provide us the ability to evidence compliance with the standards.

On July 23, 2025, we were notified by Nasdaq that the Panel had granted our request for continued listing on The Nasdaq Capital Market pursuant to an extension through December 8, 2025, to demonstrate compliance with all continued listing requirements, including the Stockholders’ Equity Requirement and Bid Price Requirement. We are pursuing several actions to timely satisfy the terms of the Panel’s decision; however, there can be no assurance that we will be able to do so.

On August 7, 2025, we filed a preliminary proxy statement with the SEC for a special meeting of stockholders seeking, among other things, stockholder approval for (i) a reverse stock split of our outstanding common stock at a ratio of 1-for-15 and (ii) the issuance of up to $10 million of our common stock pursuant to the SEPA in order for us to sell to Yorkville shares in excess of the Exchange Cap. We intend to file a definitive proxy statement and hold the special meeting as soon as is practicable.

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

In an attempt to regain compliance with Nasdaq’s Minimum Bid Price Requirement, we have determined to pursue and conduct a 1-for-15 reverse stock split, the impact of which on the future market price of our common stock and our ability to maintain the listing of our common stock on Nasdaq will be uncertain.

We have determined to pursue and conduct a 1-for-15 reverse stock split in an attempt to regain compliance with Nasdaq’s Minimum Bid Price Requirement; however, we cannot assure stockholders that the proposed reverse stock split will be approved by stockholders, sufficiently increase our stock price, or be completed before Nasdaq commences delisting procedures related to the Minimum Bid Price Requirement. The effect of a reverse stock split on our stock price cannot be predicted with any certainty, and the history of reverse stock splits for other companies, including those in our industry, is varied, particularly since some investors may view a reverse stock split negatively. It is possible that our stock price after a reverse stock split will not increase in the same proportion as the reduction in the number of shares outstanding, causing a reduction in our overall market capitalization. Further, even if we implement a reverse stock split, our stock price may decline due to various factors, including our future performance and general industry, market and economic conditions. This percentage decline, as an absolute number and as a percentage of our overall market capitalization, may be greater than would occur in the absence of a reverse stock split.

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

We are pursuing alternatives to obtain additional funding for our business and to avoid delisting of our common stock from the Nasdaq Capital Market, which could change the nature of our business and your investment.

We continue to evaluate alternatives to obtain additional funding to maintain our future operations and to regain and maintain continued listing on The Nasdaq Capital Market. These alternatives could include transactions that result in a change to our business operations, capital or ownership structure, including those that make the continuation of the SEPA no longer necessary or advisable, or a transaction that results in our common stock no longer being listed on The Nasdaq Capital Market (notwithstanding our current intention to regain and maintain such listing), such as a merger or acquisition. The decision to pursue and enter into any such transaction will be made by management and our Board of Directors based on determinations of what is in the best interest of the Company and its stockholders. Depending on alternatives that may be pursued, and the timing of any such actions, the focus and nature of our business could ultimately be different than it is currently or at the time of investors’ purchases of shares, we may not be able to successfully implement any such alternatives, and investors purchasing shares may experience a decline in the value of their shares or lose their investment entirely.

After the expiration of the letter of intent with Renovaro and our decision not to engage in further discussions with Renovaro regarding a potential merger, Renovaro has filed a lawsuit against us, which could be costly and time-consuming.

As previously disclosed, the letter of intent with Renovaro regarding a proposed merger transaction expired by its terms on March 31, 2025, and on April 3, 2025, our Board of Directors notified Renovaro of our decision to discontinue discussions regarding the proposed merger. On May 8, 2025, Renovaro filed a lawsuit alleging a breach of contract and the implied covenant of good faith and fair dealing. We do not believe Renovaro’s claims have merit and intend to continue to vigorously contest the lawsuit. The results of litigation cannot be predicted with certainty, and regardless of the merits, litigation can be costly and time-consuming for the Company. The diversion of management’s attention, the costs of defense and the possibility of an adverse decision could negatively impact the Company’s results of operations and financial condition.

In addition to the information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the risks included in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, before making an investment decision. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2025, there were no sales of our securities that were not registered under the Securities Act other than the shares sold pursuant to the May 2025 Private Placement as described below.

On May 13, 2025, the Company executed a share subscription agreement with an institutional and accredited investor for the sale, in a private placement, by the Company of 280,374 shares of the Company’s common stock at a price of $1.07 per share for a total purchase price of $300,000. The closing of this share issuance occurred on June 3, 2025. For this issuance, we relied on the exemption from federal registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, based on the Company’s belief that the offer and sale of such securities has not and will not involve a public offering. We intend to use the net proceeds from the sale for working capital and other general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1

Standby Equity Purchase Agreement, dated as of July 1, 2025, by and between the Registrant and YA II PN, Ltd. (Filed on July 8, 2025 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

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

PREDICTIVE ONCOLOGY INC.

Date: August 13, 2025	By:	/s/ Raymond F. Vennare
Raymond F. Vennare
Chief Executive Officer

Date: August 13, 2025	By:	/s/ Josh Blacher
Josh Blacher
Interim Chief Financial Officer