Form 10-Q
period 2025-09-30
Predictive Oncology Inc.
filed 2025-11-14
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

☐ Yes ☒ No

As of November 10, 2025, the registrant had 3,393,516 shares of common stock, par value $0.01 per share outstanding.

PREDICTIVE ONCOLOGY INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$181,667	$611,822
Accounts receivable	26,009	34,154
Inventories	37,989	45,760
Prepaid expense and other assets	843,938	272,779
Current assets of discontinued operations	14,348	1,261,403
Total current assets	1,103,951	2,225,918

Property and equipment, net	253,187	347,588
Intangibles, net	47,522	50,955
Lease right-of-use assets	1,634,160	2,047,241
Other long-term assets	98,478	98,478
Non-current assets of discontinued operations	-	202,337
Total assets	$3,137,298	$4,972,517

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,717,725	$1,044,394
Note payable	187,374	-
Accrued expenses and other liabilities	1,133,046	1,236,378
Derivative liability	74,366,000	-
Contract liabilities	146,576	224,076
Lease liability	627,909	555,169
Current liabilities of discontinued operations	310,046	533,384
Total current liabilities	79,488,676	3,593,401

Lease liability – net of current portion	1,076,544	1,558,239
Non-current liabilities of discontinued operations	-	23,487
Total liabilities	80,565,220	5,175,127
Contingencies (see Note 7)

Stockholders’ deficit:
Preferred stock, 20,000,000 shares authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding as of September 30, 2025 and December 31, 2024	792	792
Common stock, $.01 par value, 200,000,000 shares authorized, 767,058 and 444,475 shares outstanding as of September 30, 2025, and December 31, 2024, respectively	7,671	4,445
Additional paid-in capital	185,155,064	180,218,424
Accumulated deficit	(262,591,449)	(180,426,271)
Total stockholders’ deficit	(77,427,922)	(202,610)

Total liabilities and stockholders’ deficit	$3,137,298	$4,972,517

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$3,618	$3,907	$116,610	$76,020
Cost of sales	8,356	11,177	71,695	47,468
Gross profit (loss)	(4,738)	(7,270)	44,915	28,552

Operating expenses:
General and administrative	2,613,075	1,545,271	6,316,930	5,696,109
Operations, research and development	528,557	535,236	1,548,678	1,724,013
Sales and marketing	133,494	72,667	406,086	815,563
Total operating expenses	3,275,126	2,153,174	8,271,694	8,235,685
Total operating (loss)	(3,279,864)	(2,160,444)	(8,226,779)	(8,207,133)
Other income	2,631	36,379	688,483	64,497
Other expense	(3,504)	(5,822)	(6,752)	(9,393)
Gain (loss) on derivative instruments	(74,366,000)	7	(74,366,000)	1,375
Loss from continuing operations	(77,646,737)	(2,129,880)	(81,911,048)	(8,150,654)
Loss from discontinued operations	(5,106)	(964,810)	(254,130)	(2,344,140)
Net (loss)	$(77,651,843)	$(3,094,690)	$(82,165,178)	$(10,494,794)

Loss per common share, basic and diluted:
Loss from continuing operations	$(107.24)	$(4.99)	$(135.70)	$(24.23)
Loss from discontinued operations	(0.01)	(2.27)	(0.42)	(6.97)
Net (loss) per common share, basic and diluted	$(107.25)	$(7.26)	$(136.12)	$(31.20)

Weighted average shares used in computation – basic and diluted	723,998	426,423	603,605	336,423

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	79,246	$792	444,475	$4,445	$180,218,424	$(180,426,271)	$(202,610)
Issuance of shares pursuant to warrant exercises	-	-	95,601	956	1,533,426	-	1,534,382
Issuance of shares pursuant to Registered Direct Offering, net of issuance costs	-	-	24,223	242	465,063	-	465,305
Issuance of shares pursuant to Renovaro Extension Agreement	-	-	31,153	312	499,688	-	500,000
Net loss	-	-	-	-	-	(2,442,873)	(2,442,873)
Balance at March 31, 2025	79,246	$792	595,452	$5,955	$182,716,601	$(182,869,144)	$(145,796)
Issuance of shares to non-employees	-	-	6,667	67	99,933	-	100,000
Issuance of shares pursuant to At The Market Offering, net of issuance costs	-	-	18,987	190	162,668	-	162,858
Issuance of shares pursuant to May 2025 private placement	-	-	18,692	187	299,813	-	300,000
Net loss	-	-	-	-	-	(2,070,462)	(2,070,462)
Balance at June 30, 2025	79,246	$792	639,798	$6,399	$183,279,015	$(184,939,606)	$(1,653,400)
Vesting expense	-	-	-	-	371,335	-	371,335
Issuance of shares pursuant to At The Market Offering, net of issuance costs	-	-	78,356	784	920,564	-	921,348
Issuance of commitment fee shares pursuant to Yorkville SEPA	-	-	8,033	80	99,920	-	100,000
Issuance of shares pursuant to August 2025 private placement	-	-	36,237	362	412,731	-	413,093
Round up of fractional shares pursuant to reverse stock split	-	-	176	1	(1)	-	-
Issuance of shares pursuant to warrant exercises	-	-	4,458	45	71,500	-	71,545
Net loss	-	-	-	-	-	(77,651,843)	(77,651,843)
Balance at September 30, 2025	79,246	$792	767,058	$7,671	$185,155,064	$(262,591,449)	$(77,427,922)

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	79,246	$792	270,863	$2,709	$176,030,162	$(167,761,883)	$8,271,780
Vesting expense, net of forfeitures	-	-	-	-	734	-	734
Net loss	-	-	-	-	-	(4,218,843)	(4,218,843)
Balance at March 31, 2024	79,246	$792	270,863	$2,709	$176,030,896	$(171,980,726)	$4,053,671
Issuance of shares to non-employees	-	-	2,597	26	99,227	-	99,253
Vesting expense, net of forfeitures	-	-	-	-	306	-	306
Issuance of shares pursuant to At-The-Market financing, net of issuance costs	-	-	107,140	1,071	3,120,931	-	3,122,002
Net loss	-	-	-	-	-	(3,181,261)	(3,181,261)
Balance at June 30, 2024	79,246	$792	380,600	$3,806	$179,251,360	$(175,161,987)	$4,093,971
Vesting expense, net of forfeitures	-	-	-	-	88	-	88
Issuance of shares pursuant to Warrant Inducement Transaction, net of issuance costs	-	-	63,875	639	966,961	-	967,600
Net loss	-	-	-	-	-	(3,094,690)	(3,094,690)
Balance at September 30, 2024	79,246	$792	444,475	$4,445	$180,218,409	$(178,256,677)	$1,966,969

See accompanying notes to unaudited condensed consolidated financial statements.

PREDICTIVE ONCOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flow from continuing operating activities:
Net loss	$(82,165,178)	$(10,494,794)
Less: (loss) from discontinued operations	(254,130)	(2,344,140)
Net loss from continuing operations	(81,911,048)	(8,150,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,834	99,625
Amortization of operating lease right-of-use assets	413,081	366,346
Non-cash write off of accounts payable and related accrued expenses	(676,678)	-
(Gain) loss on derivative instruments	74,366,000	(1,375)
Vesting expense	371,335	891
Issuance of shares to non-employees	200,000	99,253
Loss on disposal of property and equipment	-	803

Changes in assets and liabilities:
Accounts receivable	8,145	26,526
Inventories	7,771	2,210
Prepaid expense and other assets	(571,159)	10,351
Accounts payable	1,883,017	(115,238)
Accrued expenses and other	363,660	1,722
Contract liabilities	(77,500)	(43,255)
Operating lease liability	(408,955)	(346,884)
Other long-term liabilities	-	-
Net cash (used in) continuing operating activities:	(5,934,497)	(8,049,679)

Cash flow from continuing investing activities:
Purchase of property and equipment	-	(3,032)
Net cash (used in) continuing investing activities:	-	(3,032)

Cash flow from continuing financing activities:
Proceeds from issuance of common stock and warrants	4,609,409	4,960,562
Costs to issue common stock and warrants	(240,878)	(870,960)
Proceeds from issuance of financing note payable	264,048	275,098
Repayment of note payable	(76,674)	(229,730)
Net cash provided by continuing financing activities	4,555,905	4,134,970

Discontinued operations:
Net cash provided by (used in) operating activities	200,586	(1,757,485)
Net cash provided by (used in) investing activities	625,000	25,522
Net cash provided by (used in) financing activities	-	-
Net cash provided by (used in) discontinued operations	825,586	(1,731,963)

Net (decrease) in cash	(553,006)	(5,649,704)
Cash and cash equivalents from continuing operations at beginning of period	611,822	8,357,294
Cash and cash equivalents from discontinued operations at beginning of period	122,851	371,366
Less: Cash from discontinued operations at end of period	-	(119,223)
Cash and cash equivalents from continuing operations at end of period	$181,667	$2,959,733

Supplemental disclosure for cash flow information:
Cash payments for interest	$6,753	$9,393

Non-cash transactions:
Equipment transferred from discontinued operations	-	5,140

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

Predictive Oncology also recently adopted a digital asset treasury strategy (the “Treasury Strategy”) focused on the Aethir token (“ATH”), the native utility token of the Aethir network, to create a Strategic Compute Reserve. Through its holdings of ATH, the Company will function as an operator on the Aethir network, strengthening Aethir’s ability to provide the global infrastructure layer for the future of AI and democratize access to AI infrastructure. On September 29, 2025, the Company announced the adoption of the Treasury Strategy, including the pricing of two private placements to support the adoption, and began accumulating ATH on October 7, 2025. For further discussion of the private placements supporting the Treasury Strategy, which were entered into on September 29, 2025 and closed on October 7, 2025, refer to Note 10 – Derivative Liability for Cryptocurrency Private Placement and Note 15 – Subsequent Events.

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

As a result of the decision to discontinue the Eagan operating segment, the Company now operates as one operating segment focused on applying AI to support the discovery and development of optimal cancer therapies. See Note 14 – Segment Information for further discussion.

Aethir Treasury Strategy

On September 29, 2025, the Company announced the launch of its Treasury Strategy focused on ATH. Aethir is a leading decentralized physical infrastructure network developed by DCI Foundation, a Panama foundation company (“DCI”), that provides a decentralized graphics processing unit (“GPU”) network, connecting producers and consumers of GPU compute power at enterprise scale, supporting applications such as artificial intelligence computation, gaming and cloud workloads. ATH, the native token of the Aethir network, is a utility token used for GPU rentals, staking, validation and the provision of network rewards on the Aethir network. ATH functions as a proxy for a unit of GPU compute power and serves as a medium of exchange and unit of incentives for participants in the Aethir network. Participants in the Aethir network can generate yield or other rewards by staking or lending ATH or by otherwise serving as a source of ATH liquidity.

Pursuant to the Treasury Strategy, the Company intends to continue acquiring additional ATH in the open market and to earn yield on its ATH treasury holdings by engaging in ATH staking and other activities. As a holder of ATH, the Company accrues unrealized gains or losses from any appreciation or depreciation, as applicable, in the value of ATH tokens, which trade on various cryptocurrency exchanges.

The Treasury Strategy is overseen by the Cryptocurrency Subcommittee of the Company’s board of directors, as well as its Chief Investment Officer, who reports to such committee. In addition, the Company’s Treasury Strategy is managed by DNA Holdings Venture, Inc. (“DNA”) pursuant to the Asset Management Agreement (as defined below) and the Strategic Advisor Agreement (as defined below). DNA is permitted to stake and/or lend ATH in the Treasury Strategy.

In addition to operating its AI drug discovery and development business, the Company’s management is focusing its resources on the Treasury Strategy and a significant portion of the Company’s balance sheet will be allocated to holding ATH pursuant to its Treasury Strategy.

Currently the Treasury Strategy is primarily dedicated to ATH, and the Company does not intend to allocate treasury assets to other digital assets in the near term. As a result, the Company’s assets will be highly concentrated in a single digital asset. Adverse developments specific to ATH, its protocol, or its network could have a disproportionate impact on the Company’s financial condition and results of operations.

The Company’s Treasury Strategy is intended to bring value to its stockholders through the following:

●	utilizing proceeds from equity and debt financings to purchase and hold ATH;

●	staking the majority of the ATH in the Company’s treasury to earn a staking yield and turn the treasury into a productive asset;

●	purchasing locked ATH at a discount to the current spot price; and

●

selling the Company’s ATH holdings, whether on the open market, through block trades, or other negotiated transactions, for various reasons and at various times, including, in order to fund its working capital and general corporate needs.

Refer to the subheading “Risks and Uncertainties” below for further discussion regarding risks related to the Company’s Treasury Strategy.

Going Concern and Liquidity

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

At the time of the issuance of the Company’s Form 10-Q for the quarterly period ended June 30, 2025, substantial doubt about the Company’s ability to continue as a going concern existed. The Company had incurred significant and recurring losses from operations for the past several years and, as of June 30, 2025, had an accumulated deficit of $184,939,606. The Company had cash and cash equivalents of $506,078 as of June 30, 2025, and needed to raise significant additional capital to meet its operating needs. The Company had short-term obligations of $3,845,439 and long-term operating lease obligations of $1,243,327 as of June 30, 2025. During the six months ended June 30, 2025, the Company incurred negative cash flows from continuing operating activities of $4,280,632.

As disclosed in Note 15 – Subsequent Events, on October 7, 2025, the Company closed two private placements, pursuant to which the Company received aggregate cash gross proceeds of approximately $50.8 million. The Company believes that its working capital and cash position will be sufficient to fund its on-going operations for a period of at least 12 months subsequent to the issuance of these condensed consolidated financial statements.

Reverse Stock Split

On September 19, 2025, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation, as amended, to effect a one-for-fifteen reverse stock split of the Company’s common stock. On September 29, 2025, the Company completed a one-for-fifteen reverse stock split that was effective for trading purposes on September 30, 2025. All numbers of shares and per-share amounts in this report have been adjusted to reflect the reverse stock split (“Reverse Stock Split”).

As a result of the Reverse Stock Split, every 15 shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split and any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole share. The Reverse Stock Split did not change the total number of authorized shares of common stock or preferred stock.

NASDAQ Notice of Delisting and Actions to Regain Compliance

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

On July 17, 2025, the Company attended an oral hearing with the Panel, where the Company presented plans for coming into compliance with the continued listing standards, which included, but were not limited to, continued sales of common stock pursuant to the Company’s at-the-market offering, sales of common stock pursuant to the Company’s standby equity purchase agreement, expanding availability of the Company’s live cell ChemoFx drug response assay and business collaborations, as well as a potential reverse stock split. The Company also requested an exception from the continued listing standards through December 8, 2025, to provide the Company the ability to evidence compliance with the standards.

On July 23, 2025, the Company was notified by Nasdaq that the Panel had granted the Company’s request for continued listing on The Nasdaq Capital Market pursuant to an extension through December 8, 2025, to demonstrate compliance with all continued listing requirements, including the Stockholders’ Equity Requirement and Minimum Bid Price Requirement. The Company has taken actions to timely satisfy the terms of the Panel’s decision.

On September 29, 2025, the Company completed the Reverse Stock Split, which was effective for trading purposes on September 30, 2025. As a result, the Company’s stock price increased significantly, and the Company regained compliance with the Minimum Bid Price Requirement as confirmed by the Staff via a letter dated October 14, 2025.

For additional information regarding the actions the Company has taken to satisfy the terms of the Panel’s decisions related to the Stockholders’ Equity Requirement, refer to Note 15 – Subsequent Events to these condensed consolidated financial statements for additional information regarding the private placements that closed in October 2025.

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

The Company had two wholly owned subsidiaries, Helomics Corporation and Skyline Medical Inc. (“Skyline Medical”), as of September 30, 2025 and December 31, 2024, and for the nine months ended September 30, 2025 and 2024. Skyline Medical remained a wholly owned subsidiary of Predictive Oncology following the March 14, 2025 asset purchase agreement between the Company and DeRoyal Industries, Inc., but the subsidiary’s ongoing activities are limited to wind down activities. The condensed consolidated financial statements include the accounts of the Company and these wholly owned subsidiaries after elimination of intercompany transactions and balances as of September 30, 2025 and December 31, 2024, and for the nine months ended September 30, 2025 and 2024.

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

Note 1 to the annual consolidated financial statements contained in the Annual Report on Form 10-K filed with the SEC on March 31, 2025, describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2025, except for those below.

Fair Value Measurement of Derivative Liability

As described in Note 10 – Derivative Liability for Cryptocurrency Private Placement and Note 15 – Subsequent Events, on September 29, 2025, the Company entered into a securities purchase agreement obligating the Company to issue warrants to purchase shares of the Company’s common stock to certain investors in exchange for the purchasers’ contribution to the Company of ATH in a private placement that closed on October 7, 2025. Because the settlement value of the obligation varies, in part, with changes in the price of ATH, the obligation is accounted for as a derivative liability and recorded at fair value as of September 30, 2025. The Company uses a Monte Carlo simulation to determine the fair value of the derivative liability in accordance with ASC 820, Fair Value Measurement. Changes in the fair value of the derivative liability are recorded in earnings and presented within (gain) loss on derivative instruments in the condensed consolidated statements of net loss.

Risks and Uncertainties

Note 1 to the annual consolidated financial statements contained in the Annual Report on Form 10-K filed with the SEC on March 31, 2025, describes certain risks and uncertainties associated with the Company and relevant to the Company’s consolidated financial statements. In connection with the Treasury Strategy adopted in September 2025 and the two private placements completed to support the Treasury Strategy, which were entered into on September 29, 2025 and closed on October 7, 2025, the Company is subject to certain additional risks related to the success of the Company’s digital asset treasury strategy, the volatile and unpredictable changes in the price of ATH, the expected growth of the ATH network, and the availability of opportunities to stake or otherwise generate returns from ATH. Refer to the subheading “Aethir Treasury Strategy” above and Note 15 – Subsequent Events for further discussion.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosures by expanding the frequency and extent of segment disclosures. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU requires the retrospective adoption method. The Company adopted ASU 2023-07 for annual periods beginning in the fiscal year ending December 31, 2024. The Company adopted ASU 2023-07 for interim periods beginning in the interim period ended March 31, 2025. See Note 14 – Segment Information for additional discussion.

NOTE 2 – DISCONTINUED OPERATIONS

In July 2024, the Company’s Board of Directors approved a plan to implement a strategic cost savings initiative, primarily related to the Company’s Birmingham laboratory. In September 2024, the Company transferred certain pieces of computer hardware with alternative use to the Pittsburgh laboratory, which conducts the Company’s oncology drug discovery business, while the rest of the laboratory equipment and inventories from the Birmingham laboratory were marketed for sale and the related product and service lines were discontinued. The Company executed a sales agreement for all remaining laboratory equipment and inventories from the Birmingham laboratory and all items were removed from the laboratory premises as of September 30, 2024. As of September 30, 2024, the Company vacated and ceased use of the Birmingham laboratory and office space. The Company’s lease continued through August 2025. The Company concluded that, in aggregate, the disposal of the assets comprising the former Birmingham operating segment met the criteria for discontinued operations presentation in the third quarter of 2024.

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

The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities to the current assets and liabilities of discontinued operations as presented in the Company’s condensed consolidated balance sheets:

	September 30, 2025	December 31, 2024
Assets:
Cash	$-	$122,851
Accounts receivable, net	-	746,266
Inventories	-	339,968
Prepaid expense and other assets	14,348	52,318
Total current assets of discontinued operations	14,348	1,261,403

Property and equipment, net	-	21,882
Intangibles, net	-	159,158
Lease right-of-use assets	-	17,266
Other long-term assets	-	4,031
Total assets of discontinued operations	$14,348	$1,463,740

Liabilities:
Accounts payable	$6,183	$97,780
Accrued expenses and other liabilities	303,863	248,086
Contract liabilities	-	80,909
Lease liability	-	106,609
Total current liabilities of discontinued operations	310,046	533,384

Other long-term liabilities	-	23,487
Total liabilities	$310,046	$556,871

The following table provides details about the major classes of line items constituting the loss from discontinued operations presented in the Company’s condensed consolidated statements of net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$-	$342,747	$157,179	$969,002
Cost of sales	-	187,246	122,800	491,338
Gross profit from discontinued operations	-	155,501	34,379	477,664

Operating expenses:
General and administrative	5,106	329,345	209,447	942,772
Operations, research and development	-	153,856	125,495	960,663
Sales and marketing	-	173,983	130,318	455,242
Total operating expenses	5,106	657,184	465,260	2,358,677
Total operating (loss) from discontinued operations	(5,106)	(501,683)	(430,881)	(1,881,013)
Gain/(loss) on disposal of discontinued operations	-	(463,127)	172,451	(463,127)
Other income	-	-	4,300	-
Net (loss) from discontinued operations	$(5,106)	$(964,810)	$(254,130)	$(2,344,140)

The gain on disposal of discontinued operations for the nine months ended September 30, 2025 represents the gain on assets sold and liabilities assumed by DeRoyal related to the former Eagan operating segment. The loss on disposal of discontinued operations for the three and nine months ended September 30, 2024 represents the loss on impairment of assets sold, including laboratory equipment and inventories, and impairment of other non-current assets related to the former Birmingham operating segment.

NOTE 3 – CONTRACTS WITH CUSTOMERS

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of September 30, 2025 and December 31, 2024, accounts receivable totaled $26,009 and $34,154, respectively. The allowance for accounts receivable balance was $0 as of both September 30, 2025 and December 31, 2024.

During the three and nine months ended September 30, 2025, substantially all of the Company’s revenues from continuing operations were attributable to a single customer. During the three and nine months ended September 30, 2024, substantially all of the Company’s revenues from continuing operations were attributable to one customer and two customers, respectively.

Advance payments received in excess of revenues recognized are classified as contract liabilities until such time as the revenue recognition criteria have been met. The Company’s contract liabilities, related primarily to development of 3D models, were $146,576 and $224,076 as of September 30, 2025 and December 31, 2024, respectively. The Company recognized revenue of $77,500 primarily related to development of 3D models during the nine months ended September 30, 2025, that was included in contract liabilities as of December 31, 2024. The Company’s contract liabilities as of September 30, 2025 represent its remaining performance obligations.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis:

September 30, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$-	$-	$-	$-
Liabilities:
Derivatives	$74,366,000	$-	$-	$74,366,000

December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$300,000	$300,000	$-	$-
Liabilities:
Derivatives	$-	$-	$-	$-

The derivative liability, described in Note 10 – Derivative Liability for Cryptocurrency Private Placement, is measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy. The liability is valued using a Monte Carlo simulation model in accordance with ASC 820, Fair Value Measurement. The model incorporates both observable and unobservable inputs that reflect market participant assumptions at the measurement date.

The principal valuation technique applied is a market approach using simulated future price paths for ATH over the period between the execution of the Crypto SPA (as defined below) and the Closing Date (as defined below). Key inputs include (i) the observable market price of ATH as of the reporting date, (ii) ATH price volatility derived from comparable digital-asset markets, and (iii) discount factors consistent with risk-free interest rates over the expected term of the instrument. Because ATH is a relatively new digital asset and does not have a deep, liquid market, volatility estimates and expected term assumptions represent significant unobservable inputs.

A higher assumed volatility or longer expected term would increase the estimated fair value, while a lower volatility assumption would decrease the estimated fair value. Because the ATH price and volatility inputs are interrelated, changes in one input may magnify or mitigate the impact of changes in another.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net consisted of the following:

	As of September 30, 2025	As of December 31, 2024
Computers, software, and office equipment	$170,350	$170,350
Leasehold improvements	166,847	306,961
Laboratory equipment	1,692,230	1,692,230
Total	2,029,427	2,169,541
Less: Accumulated depreciation	(1,776,240)	(1,821,953)
Total Property and equipment, net	$253,187	$347,588

Depreciation expense, recorded within general and administrative expenses of continuing operations, was $31,467 and $31,203 for the three months ended September 30, 2025 and 2024, respectively, and $94,401 and $95,887 during the nine months ended September 30, 2025 and 2024, respectively.

No impairment charges related to property and equipment held and used in continuing operations were incurred during the nine months ended September 30, 2025 and 2024.

NOTE 6 – INTANGIBLES, NET

The Company’s intangibles, net consisted of the following:

	As of September 30, 2025			As of December 31, 2024
	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount	Gross Carrying Costs	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$64,087	(16,565)	47,522	$64,087	$(13,132)	$50,955

Finite-lived intangible assets are amortized over their estimated useful lives. Amortization expense, recorded within general and administrative expenses of continuing operations, was $1,144 and $1,246 during the three months ended September 30, 2025 and 2024, respectively, and $3,433 and $3,737 during the nine months ended September 30, 2025 and 2024, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2025:

Year Ending December 31,
Remainder of 2025	$1,144
2026	4,578
2027	4,578
2028	4,578
2029	4,578
Thereafter	28,066
Total	$47,522

The Company reviews finite-lived intangible assets for impairment in accordance with ASC 360, Property, Plant, and Equipment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant change in the medical device marketplace and a significant adverse change in the business climate in which the Company operates. No impairment charges related to finite-lived intangible assets were incurred during the nine months ended September 30, 2025 and 2024.

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

Lease expense under operating lease arrangements, recorded within general and administrative expenses of continuing operations, was $252,977 and $196,168 for the three months ended September 30, 2025 and 2024, respectively, and $638,419 and $588,505 for the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes other information related to the Company’s operating leases:

	September 30, 2025	September 30, 2024
Weighted average remaining lease term – operating leases in years	2.42	3.42
Weighted average discount rate – operating leases	13%	13%

The Company’s operating lease obligations as of September 30, 2025, which include expected lease extensions that are reasonably certain of renewal, were as follows:

Remainder of 2025	$195,926
2026	803,724
2027	827,909
2028	139,022
Total lease payments	1,966,581
Less: interest	(262,128)
Present value of lease liabilities	$1,704,453

NOTE 9 – NOTE PAYABLE

In June 2025, the Company purchased director and officer insurance policies with a policy period ending June 2026 and financed $264,048 of its total premium by entering into a note payable with a finance provider that requires ten monthly installment payments through April 2026. The note is secured by a first priority lien on the financed policies. The short-term note bears interest at an annual percentage rate of 6.6% over the life of the note. As of September 30, 2025, the outstanding balance of the note was $187,374 including interest.

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

NOTE 10 – DERIVATIVE LIABILITY FOR CRYPTOCURRENCY PRIVATE PLACEMENT

On September 29, 2025, the Company entered into a securities purchase agreement (the “Crypto SPA”) with certain accredited investors pursuant to which the Company agreed to sell and issue to such investors in a private placement (the “Crypto PIPE Offering”) pre-funded warrants (the “Crypto PIPE Warrants”) to purchase an aggregate of up to 14,903,393 shares of the Company’s common stock (the “Crypto PIPE Warrant Shares”) at a purchase price per Crypto PIPE Warrant equal to $11.6265 (the “Per Share Purchase Price”) minus a fixed nominal amount of $0.01 per underlying Crypto PIPE Warrant Share, with such purchase price being pre-funded on October 7, 2025 (the “Closing Date”).

The Crypto SPA was determined to meet the definition of a derivative in accordance with ASC 815, Derivatives and Hedging. The settlement amount of the derivative varies based upon the USD value of ATH contributed by investors between the effective date of the Crypto SPA on September 29, 2025, and the Closing Date. Because the Crypto SPA obligates the Company to issue a fixed number of shares while the settlement value of those shares is indexed to the price of ATH, the Crypto SPA was classified as a derivative liability and the Company recorded a liability as of September 29, 2025 at its then-fair value with the offsetting entry to earnings. The derivative liability was remeasured as of September 30, 2025 with the change in the fair value of the derivative liability recognized within earnings. The fair value of the Crypto PIPE Warrants was $74,366,000 and was recorded as a derivative liability on the condensed consolidated balance sheet as of September 30, 2025.

The derivative liability was fully settled when the Crypto PIPE Offering closed on October 7, 2025, on which date the purchasers in the Crypto PIPE Offering tendered ATH to the Company and the Company issued the Crypto PIPE Warrants to purchasers. Refer to Note 15 – Subsequent Events for further details.

NOTE 11 – STOCKHOLDERS’ EQUITY

Registered Direct Offering

On February 18, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional and accredited investors for the sale by the Company of 24,223 shares (the “Registered Direct Offering Shares”) of the Company’s common stock, par value $0.01 per share, at a purchase price of $22.50 per share, in a registered direct offering. The offering closed on February 19, 2025. The gross proceeds to the Company from the offering were approximately $545,000, before deducting the placement agent’s fees and other offering expenses. The Registered Direct Offering Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-279123).

The Company agreed to pay H.C. Wainwright & Co., LLC (“Wainwright”), as placement agent, an aggregate fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in the offering as well as a management fee equal to 1.0% of such gross proceeds, and $15,000 for fees and expenses of legal counsel. The Company also issued to Wainwright, or its designees, warrants to purchase up to 7.0% of the aggregate number of shares of the Company’s common stock sold in the transactions, or warrants to purchase up to an aggregate of 1,698 shares of the Company’s common stock (the “Registered Direct Offering Placement Agent Warrants”). The Registered Direct Offering Placement Agent Warrants are exercisable for five years from the commencement of sales in the offering and have an exercise price equal to 125% of the purchase price of shares of the Company’s common stock sold in the offering, or $28.13 per share. The Registered Direct Offering Placement Agent Warrants and the shares issuable upon exercise of the Registered Direct Offering Placement Agent Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws.

Renovaro Subscription Agreement

On March 13, 2025, the Company executed a share subscription agreement with Renovaro, pursuant to the Extension Agreement dated February 28, 2025, that amended the previous LOI between the parties. Pursuant to the share subscription agreement, Renovaro subscribed to purchase and the Company sold to Renovaro 31,153 unregistered shares of the Company’s common stock at a price of $16.05 per share for a total purchase price of $500,000. The closing of this share issuance occurred on March 17, 2025.

May 2025 Private Placement

On May 13, 2025, the Company executed a share subscription agreement with an institutional and accredited investor for the sale, in a private placement, by the Company of 18,692 shares of the Company’s common stock at a price of $16.05 per share for a total purchase price of $300,000. The closing of this share issuance occurred on June 3, 2025.

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

On May 6, 2024, following execution of the Sales Agreement, the Company filed with the SEC a shelf registration statement on Form S-3 (the “May 2024 Shelf Registration Statement”). The May 2024 Shelf Registration Statement, as amended, was declared effective by the SEC on May 21, 2024 and included a prospectus supplement (the “Initial ATM Prospectus Supplement”) to the base prospectus related to the offering of up to $3,696,000 of shares of the Company’s common stock under the Sales Agreement. As of May 31, 2024, the Company had offered and sold 107,140 shares of common stock under the Initial ATM Prospectus Supplement for gross proceeds of approximately $3,696,000. The net proceeds from the shares offered and sold in May 2024, after deducting commissions and offering expenses, were approximately $3,122,000.

On April 18, 2025, in accordance with the terms of the Sales Agreement, the Company filed a prospectus supplement to the May 2024 Shelf Registration Statement relating to the offer and sale of up to an additional $1,491,000 of shares of the Company’s common stock.

On June 2, 2025, in accordance with the terms of the Sales Agreement, the Company determined to further increase the number of shares it may sell under the Sales Agreement, from the approximately $1,352,000 remaining as of May 31, 2025 up to an aggregate of $3,398,000, and the Company filed an additional prospectus supplement with the SEC on June 2, 2025.

As of September 30, 2025, approximately $2,292,000 remained available to the Company for sales under the Sales Agreement.

During the three months ended September 30, 2025, the Company issued and sold 78,356 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $921,000 after deducting approximately $38,000 in issuance costs. During the nine months ended September 30, 2025, the Company issued and sold 97,343 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $1,084,000 after deducting approximately $161,000 in issuance costs.

Standby Equity Purchase Agreement

On July 1, 2025, the Company entered into a standby equity purchase agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”). Pursuant to the SEPA, the Company has the right to sell to Yorkville up to $10 million in shares of its common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of the shares of common stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the SEPA. In connection with the execution of the SEPA, the Company issued 8,033 shares of its common stock to Yorkville as consideration for its commitment to purchase the Company’s common stock pursuant to the SEPA.

The Company has the right, but not the obligation, from time to time at its discretion until the first day of the month following the 36-month period after the date of the SEPA, to direct Yorkville to purchase a specified number of shares of the Company’s common stock (each such sale, an “Advance”) by delivering written notice to Yorkville (each, an “Advance Notice”). The per share purchase price for the shares of common stock, if any, that the Company elects to sell to Yorkville in an Advance pursuant to the SEPA will be determined by reference to the volume weighted average price of the Company’s common stock (the “VWAP”) and calculated in accordance with the SEPA, less a discount of 4.0%. The Company filed a registration statement on Form S-1 for the resale of up to 128,114 shares by Yorkville on July 18, 2025, which was declared effective by the SEC on July 28, 2025.

On September 19, 2025, the Company received approval from its stockholders to issue shares of its common stock to Yorkville under the SEPA in excess of 19.99% of the number of shares of common stock outstanding as of the date of the SEPA (the “Exchange Cap”). Yorkville is not obligated to purchase or acquire, and shall not purchase or acquire, any shares of common stock under the SEPA which, when aggregated with all other shares of the Company’s common stock then beneficially owned by Yorkville and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder), would result in the beneficial ownership by Yorkville and its affiliates exceeding 4.99% of the then outstanding voting power or number of shares of the Company’s common stock.

As of September 30, 2025, the Company had sold no shares pursuant to the SEPA.

August 2025 Private Placement

On August 26, 2025, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it sold and issued 36,237 shares of its common stock, at a purchase price of $11.40 per share, in a private placement transaction. This offering closed on August 26, 2025 and the Company received gross proceeds of $413,093.

Warrant Inducement Transaction

On July 25, 2024, the Company entered into definitive agreements with certain of its existing warrant holders for the exercise of warrants to purchase an aggregate of 63,874 shares of its common stock having a current exercise price of $210.00 originally issued in February 2021, June 2021 and May 2022, at a reduced exercise price of $19.80 per share. The gross proceeds to the Company from the exercise of the existing warrants were approximately $1,265,000, prior to deducting placement agent fees and transaction expenses payable by the Company. The reduction of the exercise price represented a modification to the existing warrants, which was recognized as an equity issuance cost of $594,033 charged against the proceeds of the offering.

In consideration for the immediate cash exercise of the warrants, the Company concurrently issued to the warrant holders new unregistered Series A warrants to purchase up to 63,874 shares of common stock (the “Series A Warrants”) and new Series B warrants to purchase up to 63,874 shares of common stock (the “Series B Warrants”). The Series A Warrants and the Series B Warrants have an exercise price of $16.05 per share and are exercisable immediately upon issuance. The Series A Warrants have a term equal to five years from the date of issuance, and the Series B Warrants have a term equal to 18 months from the date of issuance.

The transactions described above closed on July 26, 2024. Wainwright acted as the exclusive placement agent for the above-mentioned transactions. The Company paid Wainwright as consideration (i) an aggregate cash fee equal to 7.0% of the gross proceeds from the exercise of the existing warrants, (ii) a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the existing warrants, (iii) $35,000 for expenses, and (iv) $15,950 for clearing fees. Additionally, the Company issued to Wainwright (or its designees) as compensation, warrants to purchase up to 4,473 shares of common stock of the Company (equal to 7.0% of the aggregate number of existing warrants exercised in the offering) (the “Warrant Inducement Placement Agent Warrants”). The Warrant Inducement Placement Agent Warrants have a term of five years from the closing of the offering and an exercise price of $24.75 per share.

Stock Warrants

The following summarizes transactions for warrants for the period indicated:

	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	183,411	$133.80
Issued	1,698	28.13
Expired	(26,783)	439.31
Exercised	(100,059)	16.05
Outstanding as of September 30, 2025	58,267	$193.22

During the nine months ended September 30, 2025, warrant holders exercised warrants for an aggregate of 100,059 shares of the Company’s common stock at an average exercise price of $16.05 for approximately $1,606,000 of gross proceeds. The shares issued upon exercise of the warrants were registered on a registration statement on Form S-3, which was declared effective on August 23, 2024.

The Company determines the grant date fair value of warrants using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility, and estimated term.

The fair value of each warrant grant during the nine months ended September 30, 2025 and 2024 was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2025	2024
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	99.4%	97.3%
Risk-free interest rate	4.37%	4.06% –4.58%
Expected life (in years)	5	1.5 – 5

NOTE 12 – STOCK-BASED COMPENSATION

Equity Incentive Plan

On December 30, 2024, the Company’s stockholders approved the 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan allows for the issuance of non-statutory stock options and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units, and performance awards to employees, directors, and consultants of the Company, where permitted under the plan. Due to the approval of the 2024 Plan, no new awards will be granted under the Company’s Amended and Restated 2012 Stock Incentive Plan. The exercise price for each stock option is determined by the market price on the date of issuance. Vesting requirements are determined by the Board of Directors when granted and currently range from immediate to three years. Options outstanding under this plan have a contractual life of ten years.

ASC 718, Compensation – Stock Compensation (“ASC 718”), requires that a company that issues equity as compensation record compensation expense that corresponds to the estimated cost of those equity grants. ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model or other acceptable means.

Restricted Stock Units

On September 9, 2025, the Board, upon the recommendation of the Compensation Committee of the Board, determined that it was appropriate to award restricted stock units (“RSUs”) as a form of compensation for employees, consultants and directors, to be granted under the Company’s 2024 Plan and approved a form of Restricted Stock Unit Award Agreement. Consistent with that determination, the Board approved the grant of 60,101 RSUs on September 9, 2025, including 8,331 RSUs to Raymond F. Vennare, the Company’s Chief Executive Officer, 6,467 RSUs to Josh Blacher, the Company’s Chief Financial Officer, and 25,872 RSUs in the aggregate to the Company’s non-executive directors. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The RSUs contain a service-based vesting condition requiring continued service through October 31, 2025, at which point the RSUs vested in full. Settlement is required within 30 days from the vesting date.

The following table summarizes the Company’s RSU activity for the period indicated:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2024	-	$-
Granted	60,101	919,497
Non-vested RSUs as of September 30, 2025	60,101	$919,497

The Company has $548,162 of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized in October 2025.

Stock Options

The Company determines the grant date fair value of options and warrants using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility, and estimated term. There were no stock options granted during the nine months ended September 30, 2025 and 2024.

The following table summarizes the Company’s stock option activity for the period indicated:

	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	3,101	$1,240.50
Issued	-	-
Expired	(165)	18,091.37
Exercised	-	-
Outstanding as of September 30, 2025	2,936	$1,554.98

The Company has no unrecognized stock-based compensation expense related to stock options that is expected to be recognized in future months.

Stock Compensation to Consultants

During the nine months ended September 30, 2025, the Company issued shares of common stock to certain nonemployees as compensation for services provided. Shares of common stock with a grant date fair value of $100,000 were issued to nonemployees in exchange for digital marketing services rendered through August 2025.

Stock-Based Compensation Expense, Net

Stock-based compensation expense, net of forfeitures, recognized for the three months ended September 30, 2025 and 2024 was $404,668 and $87, respectively. Stock-based compensation expense, net of forfeitures, recognized for the nine months ended September 30, 2025 and 2024 was $471,335 and $891, respectively.

Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 is recorded within each of the captions comprising Operating expenses.

NOTE 13 – LOSS PER SHARE

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) from continuing operations	$(77,646,737)	$(2,129,880)	$(81,911,048)	$(8,150,654)
Net (loss) from discontinued operations	(5,106)	(964,810)	(254,130)	(2,344,140)
Net (loss) attributable to common stockholders	$(77,651,843)	$(3,094,690)	$(82,165,178)	$(10,494,794)

Denominator:
Weighted average common shares outstanding - basic	723,998	426,423	603,605	336,423
Effect of diluted stock options, warrants, and preferred stock (1)	-	-	-	-
Weighted average common shares outstanding - diluted	723,998	426,423	603,605	336,423

Net (loss) from continuing operations attributable to common stockholders per common share – basic and diluted	$(107.24)	$(4.99)	$(135.70)	$(24.23)
Net (loss) from discontinued operations attributable to common stockholders per common share – basic and diluted	(0.01)	(2.27)	(0.42)	(6.97)
(Loss) per common share - basic and diluted	$(107.25)	$(7.26)	$(136.12)	$(31.20)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2025	2024
Options	2,936	3,013
Warrants	58,267	183,362
Restricted stock units	60,101	-
Preferred stock: Series B	2	2

NOTE 14 – SEGMENT INFORMATION

As noted in Note 2 – Discontinued Operations, the Company’s former Birmingham and Eagan operating segments have been reclassified to discontinued operations in these condensed consolidated financial statements for all periods presented. As such, the former segments are excluded from the discussion below, which only reflects continuing operations.

The Company now operates as one operating segment, which is focused on applying AI to support the development of optimal cancer therapies. The Company’s Chief Operating Decision Maker (“CODM”), its chief executive officer, utilizes financial information presented on a consolidated basis to manage and allocate the Company’s resources. The CODM evaluates performance and allocates resources based on gross profit, operating loss, and net loss. All revenues are earned from external customers. Operating expenses are disaggregated by department for purposes of evaluating performance, including General and administrative, Operations, research and development, and Sales and marketing. All significant segment expenses for the three and nine months ended September 30, 2025 and 2024, are presented on the Company’s Condensed Consolidated Statements of Net Loss. The measure of segment assets is Total assets as reported on the Condensed Consolidated Balance Sheets. As of September 30, 2025, all the Company’s long-lived assets were located within the United States.

NOTE 15 – SUBSEQUENT EVENTS

September 2025 Private Placements and Related Agreements

As described in Note 10 – Derivative Liability for Cryptocurrency Private Placement, the Company entered the Crypto SPA on September 29, 2025, pursuant to which it agreed to sell and issue to certain accredited investors the Crypto PIPE Warrants in the Crypto PIPE Offering. Also on September 29, 2025, the Company entered into a securities purchase agreement (the “Cash SPA,” and together with the Crypto SPA, the “September SPAs”), pursuant to which it agreed to sell and issue to certain accredited investors, in exchange for cash (the “Cash PIPE Offering,” and together with the Crypto PIPE Offering, the “PIPE Offerings”), the Company’s common stock and warrants (the “Cash PIPE Warrants”). The PIPE Offerings closed October 7, 2025 (the “Closing Date”).

Cash PIPE and Crypto PIPE

In the Cash PIPE Offering, the Company sold an aggregate of  4,366,703 shares of common stock(or pre-funded warrants at a nominal $0.01 exercise price per share to purchase shares of common stock, in lieu thereof) to certain accredited investors for $11.6265 per share. Aggregate Cash PIPE Offering proceeds were $50.8 million before issuance fees and expenses.

In the Crypto PIPE, the Company issued to certain accredited investors Crypto PIPE Warrants to purchase up to 14,903,393 shares of its common stock at a nominal $0.01 exercise price per share. As consideration for the Crypto PIPE Warrants, the Company received ATH from purchasers, including tokens with certain restrictions (see “Locked ATH” as defined below), with an aggregate notional value and discounted value of $292.7 million and $173.3 million, respectively. For further discussion of derivative liability related to the Crypto PIPE, see Note 10 – Derivative Liability for Cryptocurrency Private Placement.

The Company intends to use the ATH received in-kind in the Crypto PIPE Offering to fund its Treasury Strategy, and to use net cash proceeds primarily to acquire ATH in the open market, as well as for working capital and general corporate purposes.

Side Letter

In connection with the PIPE Offerings, the Company entered into a side letter agreement (the “Side Letter”) with DCI, effective on the Closing Date. Under the Side Letter, DCI is responsible if digital assets contributed under the Crypto SPA that are subject to transfer restrictions (the “Locked ATH”) are not released from those restrictions as expected or cannot be used by the Company due to issues attributable to DCI. The Side Letter further provides, in addition to other rights afforded to the Company, that for each ATH token purchased by the Company on the open market, whether through a centralized exchange or a decentralized exchange operating on the Ethereum Network, DCI will grant to the Company an additional 20% of the number of ATH tokens so purchased.

Wainwright Engagement Agreement

In connection with the PIPE Offerings on, October 7, 2025, the Company issued five-year warrants (the “Placement Agent Warrants”) to Wainright, which was the exclusive placement agent for the transactions. The Placement Agent Warrants entitle Wainright or its designees to purchase up to 218,335 shares of the Company’s common stock (the “Placement Agent Warrant Shares”), which number of Placement Agent Warrant Shares is equal to 5% of the shares of common stock and Cash Pre-Funded Warrants issued in the Cash PIPE, at an exercise price of $11.6265 per share. The Company also paid to Wainright a cash fee of approximately $2.5 million, or 5% of gross cash proceeds of the PIPE Offerings.

Strategic Advisor Agreement and Asset Management Agreement

In connection with the Treasury Strategy, on October 7, 2025, the Company entered into a strategic advisor agreement (the “Strategic Advisor Agreement”) under which it engaged DNA as a strategic advisor to provide financial advisory services related to digital asset strategies and business development initiatives. As compensation for DNA’s services, the Company issued five-year warrants (the “Strategic Advisor Warrants”) to DNA to purchase up to 1,348,906 shares of its common stock at an exercise price of $11.6265 per share. The Company further engaged DNA under a 10-year asset management agreement (the “Asset Management Agreement”), pursuant to which DNA will act as the Company’s asset manager with respect to its digital assets. As compensation for its services under the Asset Management Agreement, DNA is entitled to a 1.00% per annum asset-based management fee, plus an incentive fee equal to 25% of profits earned on managed assets over 7%.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are management’s present expectations of future events. Actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to those set forth below and elsewhere in this report, many of which are beyond our control. Important factors that may cause actual results to differ from forward-looking statements include:

●	Continued negative operating cash flows;
●	Our capital needs to accomplish our goals, including any further financing, which may be highly dilutive and may include onerous terms;
●	The success of our digital asset treasury strategy;
●	The volatile and unpredictable changes in the price of ATH;
●	The expected growth of the ATH network;
●	The availability of opportunities to stake ATH;
●	The impact of competition;
●	Acquisition and maintenance of any necessary regulatory clearances applicable to applications of our technology;
●	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;
●	Risk that we never become profitable if our products and services are not accepted by potential customers;
●	Possible impact of government regulation and scrutiny;
●	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;
●	Adverse results of any legal proceedings;
●	The volatility of our operating results and financial condition,
●	Management of growth;
●	Risk that our business and operations could be materially and adversely affected by disruptions caused by economic and geopolitical uncertainties as well as epidemics or pandemics; and
●	Other specific risks that may be alluded to in this report.

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

We also recently adopted a digital asset treasury (the “Treasury Strategy”) focused on the Aethir token (“ATH”), the native utility token of the Aethir network, to create a Strategic Compute Reserve. Through our holdings of ATH, we function as an operator on the Aethir network, strengthening Aethir’s ability to provide the global infrastructure layer for the future of AI, democratizing access to AI infrastructure.

Aethir Treasury Strategy

On September 29, 2025, we announced the launch of the Treasury Strategy, which is focused on ATH, the native token of the Aethir network. Aethir is a leading decentralized physical infrastructure network developed by DCI Foundation, a Panama foundation company (“DCI”), that provides a decentralized graphics processing unit (“GPU”) network, which connects producers and consumers of GPU compute power at enterprise scale, supporting applications such as artificial intelligence computation, gaming and cloud workloads. ATH is a utility token used for GPU rentals, staking, validation and the provision of network rewards on the Aethir network. ATH functions as a proxy for a unit of GPU compute power and serves as a medium of exchange and unit of incentives for participants in the Aethir network. Participants in the Aethir network can generate yield or other rewards by staking or lending ATH or by otherwise serving as a source of ATH liquidity. On November 10, 2025, we held approximately 5.70 billion ATH, with a market value of approximately $152.8 million, based on a price of $0.0268 per ATH, the price reported on the Coinbase exchange as of 4:00 p.m. Eastern Time on such date, of which 3.7 billion ATH are locked and subject to vesting and/or transfer restrictions and 2.0 billion ATH are unlocked.

Pursuant to the Treasury Strategy, we intend to continue acquiring additional ATH in the open market and to earn yield on our ATH treasury holdings by engaging in ATH staking and other activities. As a holder of ATH, we accrue unrealized gains or losses from any appreciation or depreciation, as applicable, in the value of ATH tokens, which trade on various cryptocurrency exchanges.

The Treasury Strategy is overseen by the Cryptocurrency Subcommittee of our board of directors, as well as our Chief Investment Officer, who reports to such committee. In addition, our Treasury Strategy is managed by DNA Holdings Venture, Inc. (“DNA”) pursuant to the Asset Management Agreement (as defined below) and the Strategic Advisor Agreement (as defined below). DNA is permitted to stake and/or lend ATH in the Treasury Strategy.

In addition to operating our AI drug discovery and development business, our management is focusing its resources on the Treasury Strategy and a significant portion of our balance sheet is allocated to holding ATH pursuant to the Treasury Strategy.

Currently the Treasury Strategy is primarily dedicated to ATH, and we do not intend to allocate treasury assets to other digital assets in the near term. As a result, our assets are highly concentrated in a single digital asset. Adverse developments specific to ATH, its protocol, or its network could have a disproportionate impact on our financial condition and results of operations.

Our Treasury Strategy is intended to bring value to our stockholders through the following:

●	utilizing proceeds from equity and debt financing to purchase and hold ATH;

●	staking the majority of the ATH in our treasury to earn a staking yield and turn the treasury into a productive asset;

●	purchasing locked ATH at a discount to the current spot price; and

●

selling our ATH holdings, whether on the open market, through block trades, or other negotiated transactions, for various reasons and at various times, including, in order to fund our working capital and general corporate needs.

There can be no assurance that the value of ATH will increase, and investors should carefully consider the risks associated with digital assets.

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

Eagan Asset Sale to DeRoyal

On March 14, 2025, we entered into an asset purchase agreement and closed the transactions contemplated therein with DeRoyal to sell and assign to DeRoyal assets and liabilities exclusively related to the business of providing products for automated, direct-to-drain medical fluid disposal, including our STREAMWAY® product line, in exchange for a total purchase price of $625,000, plus the assumption of certain liabilities.

Nasdaq Notice of Delisting and Actions to Regain Compliance

On June 9, 2025, we received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that because we had not regained compliance with the minimum $2,500,000 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), the Staff had determined to delist the Company’s securities from The Nasdaq Capital Market.

On June 11, 2025, we submitted a hearing request to Nasdaq’s Hearings Panel (the “Panel”) and our hearing request was accepted.

On July 8, 2025, we received a letter from the Staff indicating that the bid price for our common stock had closed below $1.00 per share for 30 consecutive business days, and that the Company was therefore not in compliance with the minimum bid price requirement for continued listing under Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

On July 17, 2025, we attended an oral hearing with the Panel, where we presented plans for coming into compliance with the continued listing standards, which included, but were not limited to, continued sales of common stock through various offerings and a potential reverse stock split. We requested an exception from the continued listing standards through December 8, 2025, to provide us the ability to evidence compliance with the standards.

On July 23, 2025, we were notified by Nasdaq that the Panel had granted our request for continued listing on The Nasdaq Capital Market pursuant to an extension through December 8, 2025, to demonstrate compliance with all continued listing requirements, including the Stockholders’ Equity Requirement and Minimum Bid Price Requirement. We have taken actions to timely satisfy the terms of the Panel’s decision, described below.

On September 29, 2025, we completed the Reverse Stock Split, which was effective for trading purposes on September 30, 2025. As a result, our stock price increased significantly, and we regained compliance with the Minimum Bid Price Requirement as confirmed by the Staff via a letter dated October 14, 2025.

For additional information regarding the actions we have taken to satisfy the terms of the Panel’s decisions related to the Stockholders’ Equity Requirement, refer to the heading below titled “September 2025 Private Placements” containing details regarding the private placements that closed in October 2025.

August 2025 Private Placement

On August 26, 2025, we entered into a securities purchase agreement dated August 26, 2025 (the “August SPA”) with an accredited investor pursuant to which we sold and issued 36,237 shares of our common stock (the “August Shares”), at a purchase price of $11.40 per share, in a private placement transaction (the “August Private Placement”). The August Private Placement closed on August 26, 2025. We received gross proceeds from the August Offering of approximately $413,093, before deducting offering expenses. We intend to use the net proceeds from this offering for working capital and general corporate purposes.

The August SPA contains customary representations, warranties, agreements, indemnification rights and obligations of the parties. Pursuant to the terms of the August SPA, we agreed to certain restrictions on the issuance and sale of common stock (and common stock equivalents) following the closing of the August Offering through October 31, 2025, subject to certain exceptions contained therein. In addition, pursuant to the terms of the August SPA, we granted the purchaser in the August Private Placement a 100% participation right in future offerings of our equity securities through October 31, 2025, which was subsequently waived in connection with the September Private Placements (as defined below). Pursuant to the terms of the August SPA, we were required to prepare and file a registration statement with the SEC that registers the August Shares for resale on or prior to the 90th day after the date of the August SPA, which the Company filed on October 22, 2025.

Reverse Stock Split

On September 29, 2025, we effectuated a one-for-fifteen (1:15) reverse stock split (the “Reverse Stock Split”) of our common stock. The common stock began trading on Nasdaq on a reverse split-adjusted basis on September 30, 2025. There was no change to the number of authorized shares of common stock or the par value per share of common stock. No fractional shares were issued as a result of the Reverse Stock Split and any fraction of a share of common stock created as a result of the Reverse Stock Split was rounded up to the nearest whole share.

September 2025 Private Placements

Securities Purchase Agreements

On September 29, 2025, we entered into a securities purchase agreement dated September 29, 2025 (the “Cash SPA” and together with the Crypto SPA, the “September SPAs”) with certain accredited investors pursuant to which we agreed to sell and issue to such investors in a private placement (the “Cash PIPE Offering”) an aggregate of 4,366,703 shares of common stock (or pre-funded warrants to purchase shares of common stock, in lieu thereof). The shares of common stock (the “Cash PIPE Shares”) were sold at a purchase price of $11.6265 per share (the “Per Share Purchase Price”), and the pre-funded warrants to purchase shares of common stock (the “Cash PIPE Warrants”) were sold at a purchase price per Cash PIPE Warrant equal to the Per Share Purchase Price minus the Cash PIPE Warrant Exercise Price (as defined below), with such purchase price pre-funded on October 7, 2025 (the “Closing Date”). We received aggregate cash gross proceeds of approximately $50.8 million, before deducting placement agent fees and expenses.

The unfunded exercise price of each Cash PIPE Warrant is a fixed nominal amount of $0.01 per underlying Cash PIPE Warrant Share (the “Cash PIPE Warrant Exercise Price”). The exercise price and the number of Cash PIPE Warrant Shares issuable upon exercise of each Cash PIPE Warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations or similar events affecting the common stock. The Cash PIPE Warrants are exercisable in cash or by means of a cashless exercise, and will have no expiration date. The Cash PIPE Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving notice to the Company (61 days’ notice for increases), but not to any percentage in excess of 19.99%.

On September 29, 2025, we entered into a separate securities purchase agreement (the “Crypto SPA”) with certain accredited investors pursuant to which we agreed to sell and issue to such investors in a private placement (the “Crypto PIPE Offering” and collectively with the Cash PIPE Offering, the “September Private Placements”) warrants (the “Crypto PIPE Warrants”) to purchase an aggregate of up to 14,903,393 shares of common stock (the “Crypto PIPE Warrant Shares”) at a purchase price per Crypto PIPE Warrant equal to the Per Share Purchase Price minus the Crypto PIPE Warrant Exercise Price (as defined below), with such purchase price being pre-funded on the Closing Date. The purchasers in the Crypto PIPE Offering tendered ATH to us as consideration for the Crypto PIPE Warrants. We received in-kind contributions of locked and unlocked ATH with an aggregate notional value of approximately $292.7 million, representing a discounted value of approximately $173.3 million.

The unfunded exercise price of each Crypto PIPE Warrant is a fixed nominal amount of $0.01 per underlying Share (the “Crypto PIPE Warrant Exercise Price” and together with the Cash PIPE Warrant Exercise Price, the “Warrant Exercise Prices”). The Crypto PIPE Warrants may not be exercised for common stock prior to the receipt of shareholder approval for the issuance of the shares of common stock underlying the Crypto PIPE Warrants. The exercise price and the number of shares of common stock issuable upon exercise of each Crypto PIPE Warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the common stock. The Crypto PIPE Warrants are exercisable in cash or by means of a cashless exercise and will have no expiration date. The Crypto PIPE Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof (together with its affiliates) immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving notice to the Company (61 days’ notice for increases), but not to any percentage in excess of 19.99%.

The September SPAs contain customary representations, warranties, agreements, indemnification rights and obligations of the parties. Pursuant to the September SPAs, we agreed to certain restrictions on the issuance and sale of our equity securities for a period beginning on the date of the September SPAs until the 180th day following the date on which a Resale Registration Statement (as defined below) filed pursuant to the Registration Rights Agreement (as defined below) becomes effective, subject to certain customary exceptions, including, without limitation, issuances (i) contemplated by the September SPAs, (ii) pursuant to employee benefit plans or (iii) pursuant to any at-the-marketing offering sales agreement or similar agreement.

The September Private Placements closed on October 7, 2025. We intend to use the in-kind contribution of ATH to fund the Treasury Strategy and to use the remaining net proceeds from the September Private Placements primarily to fund the acquisition of ATH in the open market in support of the Treasury Strategy, as well as for working capital and general corporate purposes.

Side Letter

On September 29, 2025, in connection with the September Private Placements, we entered into a side letter agreement (the “Side Letter”) with DCI, effective on the Closing Date. The Side Letter provides that DCI will be responsible if any digital assets contributed pursuant to the Crypto SPA that are subject to transfer restrictions (the “Locked Crypto”) are not released from such restrictions as expected or cannot be used by the Company due to issues attributable to DCI, and entitles the Company to seek equitable relief if DCI does not cure such failure within five business days of notice. The Side Letter further provides that for each ATH token purchased by us on the open market, whether through a centralized exchange or a decentralized exchange operating on the Ethereum Network, DCI will grant to us an additional 20% of the number of ATH tokens so purchased. In addition, DCI makes certain representations regarding the ability of the Locked Crypto to generate yield and that the vesting provisions applicable to the Locked Crypto will not interfere with the Treasury Strategy, and the Side Letter further provides that DCI will have no claims against us in connection with any disputes relating to the valuation or contribution of Locked Crypto.

Wainwright Engagement Agreement

Wainwright acted as the exclusive placement agent in connection with the September Private Placements. Pursuant to that certain engagement agreement we entered into with Wainwright, dated May 14, 2024, as amended on February 18, 2025, June 1, 2025 and September 21, 2025 (the “Engagement Agreement”), Wainwright was entitled to a cash fee of 5% of the gross cash proceeds paid by investors in the September Private Placements (excluding any proceeds tendered to us in the form of digital assets). Additionally, we agreed to issue Wainwright (or its designees) up to 218,335 shares of common stock issuable upon the exercise of warrants (the “Agent Warrants”) equal to 5% of the Cash PIPE Shares and the Cash PIPE Warrants sold pursuant to the Cash SPA. The Agent Warrants are exercisable for five years from the date of issuance at an exercise price equal to $11.6265 per share. We also agreed to reimburse Wainwright for its reasonable expenses in connection with the September Private Placements.

Strategic Advisor Agreement

On October 7, 2025, in connection with the Treasury Strategy, we entered into a strategic advisor agreement (the “Strategic Advisor Agreement”) with DNA, pursuant to which we engaged DNA as a non-exclusive strategic advisor to provide financial advisory services related to digital asset strategies and business development initiatives. As compensation for its services under the Strategic Advisor Agreement, we issued 1,348,906 shares of common stock (the “Advisor Warrant Shares”) issuable upon the exercise of warrants (the “Advisor Warrants”) to DNA. The Advisor Warrants are exercisable for five years from the date of issuance at an exercise price equal to $11.6265 per share. The Advisor Warrants include a beneficial ownership limitation of 4.99% (or, at the election of DNA, 9.99%) of the common stock, and provide for cashless exercise and piggyback registration rights. The Strategic Advisor Agreement contains customary representations and warranties, confidentiality provisions, and limitations on liability.

Asset Management Agreement

On October 7, 2025, in connection with the Treasury Strategy, we entered into an asset management agreement (the “Asset Management Agreement”) with DNA, pursuant to which DNA, in its capacity as our asset manager (the “Asset Manager”), will provide discretionary asset management services with respect to certain of our digital assets, including cryptocurrency and tokens (the “Account Assets”). The Account Assets will include, at our discretion, cash proceeds from securities offerings, ATH, stablecoin proceeds, and any additional assets designated by the Company, excluding assets attributable to our AI-driven drug development business.

As compensation for its services, the Asset Manager will be entitled to an asset-based management fee equal to 1.00% per annum of the Account Assets, calculated and paid quarterly in advance, as well as an incentive fee equal to 25% of any profits earned on the Account Assets in excess of 7%. We will be responsible for all reasonable and documented expenses related to the operation of the account holding the Account Assets, including custodial, banking, brokerage, transaction, and other related fees.

The initial term of the Asset Management Agreement will be ten years, with automatic one-year renewal periods unless terminated by either party in accordance with the Asset Management Agreement. The Asset Management Agreement may be terminated by us for cause, including fraud, gross negligence, willful misconduct, or material breach by the Asset Manager, or by the Asset Manager for cause or upon certain acts of insolvency, each as described in the Asset Management Agreement. While the Asset Manager will be our exclusive asset manager, the Asset Manager may nonetheless provide similar services to other clients, and the Asset Manager or its affiliates may engage in transactions for their own accounts. The Asset Management Agreement contains customary representations, warranties, confidentiality, indemnification and limitation of liability provisions, and is governed by the laws of the State of New York.

Registration Rights Agreement

In connection with the September Private Placements, we entered into a registration rights agreement, dated September 29, 2025 (the “Registration Rights Agreement”) with the purchasers under the September SPAs, providing for the registration of the resale of the Crypto PIPE Warrant Shares, Cash PIPE Shares, Cash PIPE Warrant Shares and Advisor Warrant Shares, and any securities issued or then issuable upon any share split, dividend or other distribution, recapitalization or similar event with respect to the foregoing (collectively, the “Registrable Securities”) on one or more registration statements (collectively, the “Resale Registration Statements”) to be filed with the SEC no later than the 15th calendar day following the Closing Date. We have agreed to use our best efforts to cause the Resale Registration Statements to be declared effective as promptly as possible, but in no event later than, in respect of the Cash PIPE Shares and Cash PIPE Warrant Shares, the thirtieth calendar day following the filing date (or, in the case of a full review by the SEC, the sixtieth day thereafter), or in respect of the Resale Registration Statement to be filed for the Crypto PIPE Warrant Shares, the fifth trading day following receipt of notice by the SEC that such Resale Registration Statement will not be reviewed or is no longer subject to further review, and to keep such Resale Registration Statements continuously effective from the date on which the SEC declares them to be effective (or the Resale Registration Statements go effective pursuant to their terms) until the date that all Registrable Securities covered by such Resale Registration Statements (i) have been sold, thereunder or pursuant to Rule 144, or (ii) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.

Lock-up Agreement

In connection with the September Private Placements, the directors and certain officers of the Company agreed not to sell, pledge or otherwise dispose of any shares of common stock or securities convertible thereinto or exercisable therefor for a period of ninety (90) days following the date on which the Resale Registration Statements are declared effective by the SEC.

Board Resignations and Appointments

On September 25, 2025, Nancy Chung-Welch, Ph.D. resigned from our Board effective as of the Closing Date. On September 26, 2025, Shawn Matthews, the Chief Executive Officer of DNA, was appointed to the Board as a Class II director, effective as of the Closing Date, to serve for as long as DNA, directly or indirectly, holds at least 10% of the shares of common stock and common stock equivalents purchased pursuant to the September SPAs, pursuant to the nomination right set forth in Section 4.20 of the Crypto SPA (the “Nomination Right”) or until DNA designates another individual to serve as a director pursuant to the Nomination Right.

Capital Requirements

Since inception, we have been unprofitable. We incurred losses from continuing operations of $68,437,048 and $8,150,654 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $249,117,449 and $180,426,271, respectively.

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. Since 2017, we have diversified our business by investing in ventures, including making significant loans and investments in early-stage companies. These activities led to the acquisition of Helomics Corporation in April 2019 and the acquisition of zPREDICTA Inc. in November 2021, each of which accelerated our capital needs. Since 2023, we have monetized certain assets and curtailed expenses. In September 2025, we adopted the Treasury Strategy, providing new sources of capital and creating additional capital needs. See “Liquidity and Capital Resources – Liquidity and Plan of Financing” and “Liquidity and Capital Resources – Financing Transactions” below.

Our future cash requirements and the adequacy of available funds depend on our ability to generate revenues from and reach profitability in our oncology drug discovery business, our ability to generate income from our Treasury Strategy, and the availability of future financing to fulfill our business plans. See “Liquidity and Capital Resources – Liquidity and Plan of Financing” below.

Our recent adoption of the Treasury Strategy makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Comparison of three and nine months ended September 30, 2025 and 2024

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Difference	2025	2024	Difference
Revenue	$3,618	$3,907	$(289)	$116,610	$76,020	$40,590
Cost of sales	8,356	11,177	2,821	71,695	47,468	(24,227)
General and administrative expenses	2,613,075	1,545,271	(1,067,804)	6,316,930	5,696,109	(620,821)
Operations, research and development expenses	528,557	535,236	6,679	1,548,678	1,724,013	175,335
Sales and marketing expenses	133,494	72,667	(60,827)	406,086	815,563	409,477
Other income	2,631	36,379	(33,748)	688,483	64,497	623,986
Gain (loss) on derivative instruments	(74,366,000)	7	(74,366,007)	(74,366,000)	1,375	(74,367,375)

Revenue. We recorded revenue of $3,618 and $3,907 in the three months ended September 30, 2025 and 2024, respectively. Revenue in the three months ended September 30, 2025 was largely unchanged from the comparable period in 2024.

We recorded revenue of $116,610 and $76,020 in the nine months ended September 30, 2025 and 2024, respectively. The increase in revenue from the comparative period was primarily due to completion of a tumor-specific 3D model in the 2025 period, while no tumor-specific 3D models were completed in the comparable 2024 period.

Cost of sales. Cost of sales was $8,356 and $11,177 in the three months ended September 30, 2025 and 2024, respectively. Gross margin was primarily driven by overhead costs, including indirect labor, associated with our clinical laboratory.

Cost of sales was $71,695 and $47,468 in the nine months ended September 30, 2025 and 2024, respectively. The gross profit margin was approximately 39% and 38% in the nine months ended September 30, 2025 and 2024, respectively. Gross margin was primarily driven by direct labor costs and overhead costs, including indirect labor, associated with our clinical laboratory.

General and administrative expenses. General and administrative (“G&A”) expenses primarily consist of management salaries, professional fees, consulting fees, administrative fees, and general office expenses. G&A expenses increased by $1,067,804 to $2,613,075 in the three months ended September 30, 2025, compared to $1,545,271 in the comparable period in 2024. The increase was primarily due to increased legal fees and increased stock-based compensation expense, offset by decreased employee salaries and benefits resulting from lower headcount. Stock-based compensation expense increased due to restricted stock units granted during the three months ended September 30, 2025 to employees, directors, and consultants.

G&A expenses increased by $620,821 to $6,316,930 in the nine months ended September 30, 2025, compared to $5,696,109 in the comparable period in 2024. The increase was primarily due to increased legal fees and increased stock-based compensation expense, partially offset by decreased fees to consultants and outside advisors, as well as decreased salaries and benefits to employees. Legal fees increased primarily due to the Renovaro lawsuit and corporate development activities during the nine months ended September 30, 2025. Stock-based compensation expense increased due to restricted stock units granted during the nine months ended September 30, 2025 to employees, directors, and consultants. Employee salaries and benefits decreased due to lower headcount in general and administrative departments.

Operations, research and development expenses. Operations, research and development expenses primarily consist of expenses related to product development, prototyping, and testing. Operations, research and development expenses decreased by $6,679 to $528,557 in the three months ended September 30, 2025 compared to $535,236 in the comparable period in 2024. The decrease was primarily due to decreased consultant fees and lower purchases of laboratory supplies, partially offset by increased stock-based compensation expense.

Operations, research and development expenses decreased by $175,335 to $1,548,678 in the nine months ended September 30, 2025, compared to $1,724,013 in the comparable period in 2024. The decrease was primarily driven by decreased salaries and benefits due to lower headcount and decreased consultant fees, partially offset by increased stock-based compensation expense related to restricted stock units granted during the three months ended September 30, 2025 to employees.

Sales and marketing expense. Sales and marketing expenses consist of expenses required to market and sell our products and services. Sales and marketing expenses increased by $60,827 to $133,494 in the three months ended September 30, 2025, compared to $72,667 in the comparable period in 2024. The increase was primarily due to increased fees for digital marketing consultants, partially offset by lower employee compensation resulting from lower headcount.

Sales and marketing expense decreased by $409,477 to $406,086 in the nine months ended September 30, 2025, compared to $815,563 in the comparable period in 2024. The decrease was primarily due to decreased employee compensation, including severance related to a former executive recorded in 2024 and a reduction in headcount following separation of marketing employees in the third quarter of 2024, partially offset by increased fees for digital marketing consultants.

Other income. We recognized other income of $2,631 during the three months ended September 30, 2025, compared to $36,379 in the comparable period in 2024. We recognized other income of $688,483 during the nine months ended September 30, 2025, compared to $64,497 in the comparable period in 2024. Other income in the 2025 periods primarily related to the write off of aged accounts payable and related accrued expenses, while other income in the 2024 periods primarily consisted of interest income.

Gain (loss) on derivative instruments. We recognized losses on the change in fair value of derivative instruments of $74,366,000 in the three and nine months ended September 30, 2025. Losses on derivative instruments recognized during the 2025 period relate to the Crypto PIPE Offering entered into on September 29, 2025. During the three and nine months ended September 30, 2024, we recognized gains on the change in fair value of derivative instruments of $7 and $1,375, respectively. Gains recognized in the 2024 period related to certain warrants issued to placement agents in 2020.

Liquidity and Capital Resources

Cash Flows

On September 30, 2025, we had $181,667 in cash and cash equivalents. Cash and cash equivalents from continuing operations decreased by $430,155 from December 31, 2024, due to the following factors.

Net cash used in operating activities of continuing operations was $5,934,497 in the nine months ended September 30, 2025, compared to $8,049,679 in the nine months ended September 30, 2024. Cash used in operating activities of continuing operations decreased in the 2025 period primarily due to lower cash operating losses and decreased cash used in working capital. Lower cash operating losses were primarily due to decreased cash outflows for operating expenses. Cash used in working capital decreased due to an increase in accounts payable as well as accrued expenses and other current liabilities, offset by increases in cash used in prepaid expenses and operating lease liabilities.

No cash was used in or provided by investing activities of continuing operations in the nine months ended September 30, 2025, while $3,032 was used in investing activities of continuing operations in the nine months ended September 30, 2024 to acquire property and equipment.

Net cash provided by financing activities of continuing operations was $4,555,905 in the nine months ended September 30, 2025, compared to $4,134,970 provided by financing activities of continuing operations in the nine months ended September 30, 2024. Cash provided by financing activities of continuing operations in the 2025 period was primarily related to proceeds from the exercise of warrants to purchase common stock, proceeds from the issuance of common stock pursuant to the ATM offering, proceeds from the issuance of common stock pursuant to the Extension Agreement with Renovaro, proceeds from the issuance of common stock pursuant to a Registered Direct Offering, and proceeds from private placements of common stock with accredited investors in May and August, while the cash provided in the 2024 period was primarily related to proceeds from the issuance of common stock pursuant to the ATM offering in May 2024 and the Warrant Inducement Transaction completed in July 2024.

Net cash provided by discontinued operations was $825,586 in the nine months ended September 30, 2025, compared to $1,731,963 used in discontinued operations in the nine months ended September 30, 2024. Net cash provided by operating activities of discontinued operations for the nine months ended September 30, 2025, was $200,586, while net cash used in operating activities of discontinued operations for the nine months ended September 30, 2024, was $1,757,485. This change primarily relates to decreased cash losses due to ceasing the discontinued operations. Net cash provided by investing activities of discontinued operations was $625,000 for the nine months ended September 30, 2025, while net cash provided by investing activities of discontinued operations was $25,552 for the nine months ended September 30, 2024. The cash provided in the 2025 period related to proceeds from the sale of Eagan assets pursuant to the asset purchase agreement executed with DeRoyal in March 2025.

Liquidity and Plan of Financing

At the time of the issuance of the Company’s 2025 second quarter Form 10-Q, substantial doubt about the Company’s ability to continue as a going concern existed. The Company had incurred significant and recurring losses from operations for the past several years and, as of June 30, 2025, had an accumulated deficit of $184,939,606. The Company had cash and cash equivalents of $506,078 as of June 30, 2025, and needed to raise significant additional capital to meet its operating needs. The Company had short-term obligations of $3,845,439 and long-term operating lease obligations of $1,243,327 as of June 30, 2025. During the six months ended June 30, 2025, the Company incurred negative cash flows from continuing operating activities of $4,280,632.

As discussed above under the heading “September 2025 Private Placements” and disclosed in Note 15, Subsequent Events to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q, on October 7, 2025, the Company closed two private placements, pursuant to which the Company received aggregate cash gross proceeds of approximately $50.8 million. The Company believes that its working capital and cash position will be sufficient to fund its on-going operations for a period of at least 12 months subsequent to the issuance of these condensed consolidated financial statements.

ATH Holdings

On November 10, 2025, we held approximately 5.70 billion ATH, with a market value of approximately $152.8 million, based on a price of $0.0268 per ATH, the price reported on the Coinbase exchange as of 4:00 p.m. Eastern Time on such date, of which 3.7 billion ATH are locked and subject to vesting and/or transfer restrictions and 2.0 billion ATH are unlocked.

Short-Term Liquidity

Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, and contractual obligations due within the next twelve months. Our cash and cash equivalents as of September 30, 2025, together with cash and cash equivalents generated by our operations, were not expected to be sufficient to satisfy these needs over the next months. However, we received additional cash proceeds from the September 2025 Private Placements that closed on October 7, 2025, a portion of which is expected to be used for general corporate purposes and working capital, and we anticipate being able to use proceeds from additional equity or debt financings to meet these needs. Our ability to obtain equity and debt financing is subject to market conditions and other factors outside of our control, and we may not be able to obtain equity or debt financing in a timely manner, on favorable terms, or at all. Although we do not anticipate needing to use our ATH to meet our short-term liquidity needs, to the extent necessary, we would seek to use proceeds from the sale of our ATH to meet such needs. See “—Availability of ATH for Liquidity” below and “Item 1A. Risk Factors” for additional information.

Long-Term Liquidity

Beyond the next 12 months, our long-term cash needs are primarily for obligations related to working capital needs. We expect our cash and cash equivalents as of September 30, 2025, together with cash and cash equivalents generated by our operations, may not be sufficient to satisfy these needs. As a result, we will seek to satisfy these needs through various options that we expect to be available to us, such as proceeds from equity or debt financings, or the sale of our ATH. See “—Availability of ATH for Liquidity” below and “Item 1A. Risk Factors” for additional information.

Availability of ATH for Liquidity

We do not believe we will need to sell or engage in other transactions with respect to any of our ATH within the next 12 months to meet our liquidity needs, although we may from time to time sell or engage in other transactions with respect to our ATH as part of treasury management operations. The ATH market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the ATH market, we may not be able to sell our ATH at reasonable prices or at all. As a result, our ATH are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our ATH, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited. See “Item 1A. Risk Factors” for additional information.

Financing Transactions

We have primarily funded our operations through a combination of debt and equity instruments including short-term borrowings, and a variety of debt and equity offerings. We have no off-balance sheet transactions.

Registered Direct Offering

On February 18, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional and accredited investors for the sale by us of 24,223 shares (the “Registered Direct Offering Shares”) of our common stock, par value $0.01 per share, at a purchase price of $22.50 per share, in a registered direct offering. The offering closed on February 19, 2025. Our gross proceeds from the offering were approximately $545,000, before deducting the placement agent’s fees and other offering expenses. We offered and sold the Registered Direct Offering Shares pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on May 21, 2024, and subsequently declared effective on May 21, 2024 (File No. 333-279123), and a related prospectus supplement filed on February 19, 2025.

We agreed to pay Wainwright, as placement agent, an aggregate fee equal to 7.0% of the gross proceeds we received from the sale of the securities in the offering as well as a management fee equal to 1.0% of such gross proceeds, and $15,000 for fees and expenses of legal counsel. We also issued to Wainwright, or its designees, warrants to purchase up to 7.0% of the aggregate number of shares of our common stock sold in the transactions, or warrants to purchase up to an aggregate of 1,698 shares of our common stock (the “Registered Direct Offering Placement Agent Warrants”). The Registered Direct Offering Placement Agent Warrants are exercisable for five years from the commencement of sales in the offering and have an exercise price equal to 125% of the purchase price of shares of our common stock sold in the offering, or $28.13 per share. The Registered Direct Offering Placement Agent Warrants and the shares issuable upon exercise of the Registered Direct Offering Placement Agent Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws.

Renovaro Subscription Agreement

On March 13, 2025, we executed a share subscription agreement with Renovaro, pursuant to the Extension Agreement dated February 28, 2025, that amended the previous LOI between the parties. Pursuant to the share subscription agreement, Renovaro subscribed to purchase and we agreed to sell 31,153 unregistered shares of our common stock at a price of $16.05 per share for a total purchase price of $500,000. The closing of this share issuance occurred on March 17, 2025.

May 2025 Private Placement

On May 13, 2025, we executed a share subscription agreement with an institutional and accredited investor for the sale, in a private placement, by the Company of 18,692 shares of our common stock at a price of $16.05 per share for a total purchase price of $300,000. The closing of this share issuance occurred on June 3, 2025.

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

On May 6, 2024, following execution of the Sales Agreement, we filed with the SEC a shelf registration statement on Form S-3 (the “May 2024 Shelf Registration Statement”). The May 2024 Shelf Registration Statement, as amended, was declared effective by the SEC on May 21, 2024 and included a prospectus supplement (the “Initial ATM Prospectus Supplement”) to the base prospectus related to the offering of up to $3,696,000 of shares of our common stock under the Sales Agreement. As of May 31, 2024, we had offered and sold 107,140 shares of common stock under the Initial ATM Prospectus Supplement for gross proceeds of approximately $3,696,000. The net proceeds from the shares offered and sold in May 2024, after deducting commissions and offering expenses, were approximately $3,122,000.

On April 18, 2025, in accordance with the terms of the Sales Agreement, we filed a prospectus supplement to the May 2024 Shelf Registration Statement relating to the offer and sale of up to an additional $1,491,000 of shares of our common stock.

On June 2, 2025, in accordance with the terms of the Sales Agreement, we determined to further increase the number of shares it may sell under the Sales Agreement, from the approximately $1,352,000 remaining as of May 31, 2025 up to an aggregate of $3,398,000, and we filed an additional prospectus supplement with the SEC on June 2, 2025.

As of September 30, 2025, approximately $2,292,000 remained available to us for sales of our common stock under the Sales Agreement.

During the three months ended September 30, 2025, we issued and sold 78,356 shares of common stock under the Sales Agreement resulting in net proceeds to us of approximately $921,000 after deducting approximately $38,000 in issuance costs. During the nine months ended September 30, 2025, we issued and sold 97,343 shares of common stock under the Sales Agreement resulting in net proceeds to us of approximately $1,084,000 after deducting approximately $161,000 in issuance costs.

August 2025 Private Placement

On August 26, 2025, we entered into a securities purchase agreement dated August 26, 2025 with an accredited investor pursuant to which we sold and issued 36,237 shares of our common stock, at a purchase price of $11.40 per share, in a private placement transaction. This issuance closed on August 26, 2025.

September 2025 Private Placements

On September 29, 2025, we entered into two securities purchase agreements, as further described above under “Recent Developments – September 2025 Private Placements.”

In the Cash PIPE Offering, we sold an aggregate of 4,366,703 shares of our common stock (or pre-funded warrants at a nominal $0.01 exercise price per share to purchase shares of common stock, in lieu thereof) to certain accredited investors for $11.6265 per share. Aggregate Cash PIPE Offering proceeds were $50.8 million before issuance fees and expenses.

In the Crypto PIPE, we sold the Crypto PIPE Warrants to purchase up to 14,903,393 shares of our common stock at a nominal $0.01 exercise price per share. As consideration for the Crypto PIPE Warrants, we received ATH from purchasers, including Locked ATH, with an aggregate notional value and discounted value of $292.7 million and $173.3 million, respectively.

The September Private Placements closed on October 7, 2025. The Company intends to use the ATH received in-kind in the Crypto PIPE Offering to fund its Treasury Strategy, and to use net cash proceeds primarily to acquire ATH in the open market, as well as for working capital and general corporate purposes.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 20, 2024, we received a letter from the Listing Qualifications Department of Nasdaq (the “Staff”) notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), because our stockholders’ equity of $1,966,969, as reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, was below the required minimum of $2.5 million, and because, as of the date of the notice, we did not meet either of the alternative compliance standards, relating to market value of listed securities of at least $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Under Nasdaq rules and as specified in the notice, we had until Monday, January 6, 2025 to submit to Nasdaq a plan to regain compliance with the Stockholders’ Equity Requirement and we submitted our plan on January 6, 2025, citing the Company’s then proposed merger with Renovaro, and requested a 180-day extension to regain compliance with the Stockholders’ Equity Requirement. As a result of the termination of negotiations with Renovaro, we were unable to complete the previously submitted plan.

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

On July 8, 2025, we received a letter from the Staff informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we did not comply with the minimum closing bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The notification had no immediate effect on the listing of the Company’s common stock.

On July 17, 2025, we attended an oral hearing with the Panel, where we presented plans for coming into compliance with the continued listing standards, which included, but were not limited to, continued sales of common stock pursuant to our at-the-market offering, sales of common stock pursuant to the SEPA, expanding availability of our live cell ChemoFx drug response assay and business collaborations, as well as a potential reverse stock split.  We also requested an exception from the continued listing standards through December 8, 2025, to provide us the ability to evidence compliance with the standards.

On July 23, 2025, we were notified by Nasdaq that the Panel had granted our request for continued listing on The Nasdaq Capital Market pursuant to an extension through December 8, 2025, to demonstrate compliance with all continued listing requirements, including the Stockholders’ Equity Requirement and Minimum Bid Price Requirement.

On September 29, 2025, we completed the Reverse Stock Split, which was effective for trading purposes on September 30, 2025. As a result, our stock price increased significantly, and we regained compliance with the Minimum Bid Price Requirement as confirmed by the Staff via a letter dated October 14, 2025.

For additional information regarding the actions we have taken to satisfy the terms of the Panel’s decisions related to the Stockholders’ Equity Requirement, refer to the heading above titled “Recent Developments – September 2025 Private Placements” containing details regarding the private placements that closed in October 2025.

There can be no assurances that we will be able to comply with the Nasdaq requirements for continued listing in the future. In the event our common stock is delisted from the Nasdaq Capital Market and we are also unable to maintain listing on another alternate exchange, trading in our common stock could thereafter be conducted through one or more over-the-counter markets. In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in our coverage by security analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail.

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

We used the net proceeds from the September SPAs principally to purchase digital assets, including Aethir tokens, the price of which has been, and will likely continue to be, highly volatile. Our operating results and share price may significantly fluctuate, including due to the highly volatile nature of the price of such digital assets and erratic market movements.

We used the net proceeds from the September SPAs principally to purchase or otherwise acquire Aethir tokens, the native utility asset of ATH and for the establishment of our digital asset treasury operations. Digital assets, such as ATH, generally are highly volatile assets, including as a result of shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions and regulatory announcements. In addition, digital assets do not pay interest, dividends, distributions or other returns, unless utilized in staking or financial applications, and so the ability to generate a return on investment from the net proceeds of any capital raisings will principally depend on (i) whether there is appreciation in the value of digital assets following our purchases of digital assets with the net proceeds from such capital raisings, and (ii) any rewards from staking or otherwise utilizing such digital assets. Future fluctuations in digital asset trading prices may result in our converting digital assets into cash with a value substantially below what we paid for such digital assets, and staking reward yields may result in returns that are substantially lower than anticipated.

We adopted a digital asset treasury strategy with a focus on ATH, and we may be unable to successfully implement this new strategy.

We adopted a digital asset treasury primarily dedicated to ATH, including potential acquisitions, including through staking and other decentralized finance and compute activities. There is no assurance that we will be able to successfully implement this new strategy or operate Aethir-related activities at the scale or profitability currently anticipated. This strategic shift requires specialized employee skillsets and operational, technical and compliance infrastructure to support ATH and related staking activities. This also requires that we implement different security protocols, and treasury management practices. Further, there is ongoing scrutiny and limited formal guidance from regulatory agencies, including Nasdaq and the SEC, with respect to the treatment of public company cryptocurrency strategies. There is no assurance that we will be able to execute this strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors by key management could result in significant loss of funds and reduced returns. The success of our digital asset treasury strategy will depend in part upon the efforts, processes, technology and intellectual property of third parties outside of our control, including, without limitation, the developers of Aethir and any asset managers or custodians retained in connection with the strategy. As a result, our shift towards ATH could have a material adverse effect on our business and financial condition.

Our shift towards an Aethir-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards an ATH treasury-focused strategy, including staking, liquid staking, enterprise compute sales and other decentralized finance activities, exposes us to significant operational risks. The Aethir network evolves rapidly, and frequent upgrades and protocol changes may require significant adjustments to our operational setup in order to participate in ATH’s staking mechanisms and ensure adequate checker nodes to support network integrity. The upgrades and protocol changes may require that we incur unanticipated costs and could cause temporary service disruptions to the Aethir network. We also need to engage additional third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Additionally, if we stake our digital assets, those assets may be subject to lock-up or illiquidity periods during which they cannot be transferred or sold. This may materially reduce our immediate access to liquidity and could adversely affect our ability to meet operational requirements or respond to adverse market conditions. Any of these operational risks could materially and adversely affect our ability to execute our Treasury Strategy and may prevent us from realizing positive returns and could severely hurt our financial condition.

The concentration of our ATH holdings enhances the risks inherent in our Aethir-focused strategy.

We have purchased and intend to purchase ATH and increase our overall holdings of ATH in the future. The intended concentration of our ATH holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Aethir-focused strategy. The price of ATH experienced a significant decline in the first half of 2025, and any similar future significant declines in the price of ATH could have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

If the Aethir network is disrupted or encounters any unanticipated difficulties or otherwise does not perform as expected, fails or experiences any other adverse consequences, the value of ATH could be negatively impacted.

If the Aethir network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the Aethir network may be disrupted, which in turn may prevent us from depositing or withdrawing ATH from our accounts with our custodian or otherwise affecting ATH transactions. Such disruptions could include, for example: the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians, or others; the closing of ATH trading platforms due to fraud, failures, security breaches or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Aethir network. The implementation of material network upgrades could result in unintentional degradation of performance. Any disruption of the Aethir network could materially impact the operation of the Aethir network, resulting in our inability to transfer or sell ATH, and could adversely impact the price of ATH.

In addition, as the market for Graphics Processing Unit (GPU) hosting services grows, we anticipate that competition among providers of GPU hosting will intensify, potentially affecting the Aethir network. Similarly, if the market for GPU hosting services does not grow as anticipated, the Aethir network could be adversely affected. Any diminution in the value of the Aither network GPU-as-a-Service business could adversely impact the price of ATH and result in our inability to transfer or sell ATH.

ATH and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty, which could materially adversely affect the Company’s financial position, operations and prospects.

ATH and other digital assets, as well as applications on networks such as Aethir, are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets and blockchain-based applications is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of ATH or other digital assets, or the ability of blockchain-based applications to operate.

The U.S. federal government, states, regulatory agencies, and foreign countries or regulatory jurisdictions may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of ATH or the ability of individuals or institutions such as us to own or transfer ATH and utilize blockchain-based applications on networks such as Aethir. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others, have been active in recent years, and in the United Kingdom, the Financial Services and Markets Act 2023, or FSMA 2023, became law. It is not possible to predict whether, or when, any of these developments will lead to the U.S. Congress granting additional authorities to the SEC, Commodity Futures Trading Commission (“CFTC”), or other regulators, or whether, or when, any other federal, state or foreign legislative or regulatory bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and ATH specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price or liquidity of ATH and in turn adversely affect the market price of our common stock and our financial condition and results of operations.

Moreover, the risks of engaging in a digital asset treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of ATH in particular, may also impact the price of ATH and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of the Aethir network and ATH may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to ATH, institutional demand for ATH as an investment asset, the participation of traditional financial institutions and compute power providers in the digital assets industry, consumer and business demand for ATH as a means of payment, and the availability and popularity of alternatives to ATH. Even if growth in ATH adoption occurs in the near or medium-term, there is no assurance that ATH and Aethir network usage will continue to grow over the long term.

Because ATH tokens have no physical existence beyond the record of transactions on the Aethir network, a variety of technical factors related to the Aethir network could also impact the price of ATH. For example, malicious attacks against the network, hard “forks” of the ATH network into separate networks, difficulties with upgrades to the ATH network, and advances in computing technology could undercut the integrity of the ATH network and negatively affect the price of ATH. The liquidity of ATH may also be reduced and damage to the public perception of Aethir may occur if financial institutions were to deny or limit banking services to businesses that hold ATH, provide Aethir-related services or accept ATH as payment, which could also decrease the price of ATH. Additionally, any failure to properly monitor and upgrade the Aethir network could adversely affect the Aethir network and negatively affect the price of ATH.

The liquidity of ATH may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for ATH and other digital assets.

In connection with our Treasury Strategy, we expect to interact with various smart contracts deployed on the Aethir network, which may expose us to risks and technical vulnerabilities.

In connection with our Treasury Strategy, including staking, liquid staking, and other decentralized finance and decentralized compute activities, we expect to interact with various smart contracts deployed on the Aethir network in order to optimize our strategy and generate income. Smart contracts are self-executing code that operate without human intervention once deployed. Although smart contracts are integral to the functionality of staking deposit contracts, liquid staking protocols, and decentralized finance applications, they are subject to many known risks such as technical vulnerabilities, coding errors, security flaws, and exploitation attacks. Any vulnerability in a smart contract we interact with could result in the loss or theft of ATH or other digital assets, which could have a materially adverse impact on our business. In addition, certain smart contracts are upgradable or subject to certain governance controls which could result in unforeseen code errors, asset or account freezing, or the loss of digital assets. A vulnerability in a smart contract could create an unintended and unforeseeable consequence that has adverse financial consequences, such as the loss of or inability to access funds. There is no assurance that the smart contracts we integrate with or rely upon will function as intended or remain secure. Exploitation of such vulnerabilities could have a material adverse effect on our business and financial condition.

Part of our future business strategy may include acquisitions and investments in companies with Aethir-focused or blockchain strategies, and there are risks associated with the integration of any assets or operations acquired and our ability to manage those risks. In addition, we may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any inability to do so may disrupt our business and hinder our ability to grow.

We intend to pursue a strategy focused on both ATH accumulation and future acquisitions. Accordingly, in the future we may make acquisitions of businesses or assets that we expect to complement or expand our current assets. However, we may not be able to identify attractive acquisition opportunities in the future. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets.

The success of any acquisition will depend on our ability to integrate effectively the acquired business or asset into our existing operations. The process of integrating acquired businesses and assets may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. The integration of acquisitions is a complex, costly and time-consuming process, and our management may face significant challenges in such process. Some of the factors affecting integration will be outside of our control, and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue.

Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material and adverse effect on our financial condition and results of operations.

Additional ability to achieve the objectives of our business strategy depends in significant part on our ability to obtain equity and debt financing. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our business strategy.

Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.

The regulatory regime for digital assets in the U.S. and elsewhere is uncertain. The Company may be unable to effectively react to proposed legislation and regulation of digital assets, which could adversely affect its business.

If regulatory changes or interpretations require us to register as a money services business with The Financial Crimes Enforcement Network (FinCEN) under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements, resulting in significant compliance costs and operational burdens. In such a case, we may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

Multiple states have implemented or proposed regulatory frameworks for digital asset businesses, and digital asset regulation continues to be a focus of foreign regulatory bodies, notably in the European Union. Compliance with such jurisdiction-specific regulations may increase costs or impact our business operations. Further, if we or our service providers are unable to comply with evolving federal, state or foreign regulations, we may be forced to dissolve or liquidate certain operations, which could materially impact our investors.

If any of the digital assets that we hold are classified as a security, we may be subject to extensive regulation, which could result in significant costs or force us to cease operations.

Regulatory changes or interpretations that classify digital assets that we hold as a security under the Securities Act, or the Investment Company Act of 1940, as amended (the “Investment Company Act”), could require us to register and comply with additional regulations. Compliance with these requirements could impose extraordinary, non-recurring expenses on our business. If the costs and regulatory burdens become too great, we may be forced to modify or cease certain operations, which could be detrimental to our investors.

The SEC has previously indicated that certain digital assets may be considered securities depending on their structure and use. Future developments could change the legal status of digital assets that we may hold, requiring us to comply with securities laws. If we fail to do so, we may be forced to discontinue some or all of our business activities, negatively impacting investments in our securities.

If the SEC or other regulators determine that digital assets that we may hold qualify as securities, we may be required to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. This classification would subject us to additional periodic reporting, disclosure requirements, and regulatory compliance obligations, significantly increasing our operational costs. Compliance with the requirements of the Investment Company Act applicable to registered investment companies may make it difficult for us to continue our current operations, and this would materially and adversely affect our business, financial condition and results of operations. In addition, if ATH or another digital asset we hold were determined to constitute a security for purposes of the federal securities laws, we would likely take steps to reduce the percentage of ATH or such other digital assets that constitute investment assets under the Investment Company Act. These steps may include, among others, selling ATH that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our ATH or other digital assets at unattractive prices, or cease our operations.

Although we do not currently engage in investing, reinvesting, or trading securities, and we do not hold ourselves out as an investment company, we could inadvertently be deemed one under the Investment Company Act. If we are unable to rely on an exclusion, we would be required to register with the SEC, which could impose additional financial and regulatory burdens.

Further, state regulators may conclude that the digital assets we hold are securities under state laws, requiring us to comply with state-specific securities regulations. States like California have stricter definitions of “investment contracts” than the SEC, increasing the risk of additional regulatory scrutiny.

Shareholders of the Company do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the Commodity Exchange Act.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging and imposes governance requirements as a check on fund management.

The Company is not a registered investment company under the Investment Company Act and does not believe that it is required to register under such act. Consequently, shareholders of the Company do not have the regulatory protections provided to investors in investment companies.

As defined in Section 1a of the Commodity Exchange Act, as administered by the CFTC, a company would be deemed to be a commodity pool if operating for the purpose of trading in “commodity interests”. The Company does not intend to engage in commodity interests and will not hold or trade in commodity interests. Consequently, the Company’s shareholders will not have the regulatory protections provided to investors in Commodity Exchange Act-regulated instruments or commodity pools.

The Company believes that Aethir, the Aethir blockchain and the assets we intend to hold are not commodity interests. However, there is a risk that assets that the Company has concluded are not commodity interests could be determined by the CFTC to be commodity interests, which could cause the Company to be deemed to be a commodity pool. If the Company was deemed to be a commodity pool, risks imposed by the Commodity Exchange Act likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, treasury and prospects.

The classification of digital assets that we hold as a commodity could subject us to additional CFTC regulation, resulting in significant compliance costs or the cessation of certain operations.

Under current interpretations, ATH tokens may be classified as a commodity under the Commodity Exchange Act and are subject to regulation by the CFTC. If our activities require CFTC registration, we may be required to comply with extensive regulatory obligations, which could result in significant costs and operational disruptions. Additionally, current and future legislative or regulatory developments, including new CFTC interpretations, could further impact how ATH and ATH derivatives are classified and traded.

If ATH tokens are further regulated as a commodity, we may be required to register as a commodity pool operator and register the Company as a commodity pool with the CFTC through the National Futures Association. Compliance with these additional regulatory requirements could result in substantial, non-recurring expenses, adversely affecting an investment in our securities. If we determine not to comply with such regulations, we may be forced to cease certain operations, which could negatively impact our investors.

The Company may be subject to additional tax liability if regulation or policy changes adversely affect the tax treatment of rewards from staking ATH.

The U.S. federal income tax treatment of rewards from staking digital assets such as ATH or utilizing liquid staking tokens remains uncertain and is currently the subject of debate and regulatory attention. Under current guidance by the Internal Revenue Service (“IRS”), staking rewards and transaction fees may be treated as ordinary income upon receipt, although additional guidance is expected pursuant to the President’s Working Group July 2025 report “Strengthening American Leadership in Digital Financial Technology.” If regulation or policy changes, or the interpretation or enforcement thereof, results in adverse tax treatment of rewards from staking ATH, we could be subject to increased audits by the IRS and additional tax liabilities.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds (ETFs) and their management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of our changes to our digital asset strategy, our use of leverage, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers.

Due to the unregulated nature and lack of transparency surrounding the operations of many digital asset trading venues, digital asset trading venues experience greater risk of fraud, market manipulation and other deceptive marketing practices, as well as security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in digital asset trading venues and adversely affect the value of digital assets, and the Company’s financial position, operations and prospects.

Digital asset trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many digital asset trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in digital asset trading venues, including prominent exchanges that handle a significant volume of such trading and/or are subject to regulatory oversight, in the event one or more digital asset trading venues cease or pause for a prolonged period the trading of digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

Negative perception, a lack of stability in the broader digital asset markets and the closure, temporary shutdown or operational disruption of digital asset trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the digital asset ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in digital assets and the broader digital asset ecosystem and greater volatility in the price of digital assets. The price of our listed securities may be affected by the value of our future digital asset holdings, and the failure of a major participant in the ecosystem could have a material adverse effect on the market price of our listed securities.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our holdings of digital assets. Accordingly, it may be difficult to evaluate the Company’s business and future prospects, and the Company may not be able to achieve or maintain profitability in any given period.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling digital assets. The price of digital assets generally has historically been subject to dramatic price fluctuations and is highly volatile. We will need to perform an analysis each quarter to identify whether events or changes in circumstances indicate that our digital assets are impaired. Additionally, changes in accounting standards or interpretations with respect to digital assets may have a material adverse effect on our financial results and the market price of our securities. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

Digital asset holdings are less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the digital asset market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, concerns regarding pseudonymity of digital asset addresses, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our digital assets at favorable prices or at all. As a result, digital asset holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, digital assets we hold with our custodians and transact with our trade execution partners do not enjoy the same protections or insurance as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered digital assets or otherwise generate funds using our digital asset holdings, including in particular during times of market instability or when the price of digital assets has declined significantly. If we are unable to sell our digital assets, enter into additional capital raising transactions, including capital raising transactions using ATH as collateral, or otherwise generate funds using our ATH holdings, or if we are forced to sell our digital assets at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

The availability of spot exchange-traded products for digital assets may adversely affect the market price of our listed securities.

Although bitcoin and other digital assets have experienced a surge of investor attention since bitcoin was first released to the public in 2008, until recently investors in the United States had limited means to gain direct exposure to digital assets through traditional investment channels, and instead generally were only able to hold many digital through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold digital assets directly, as well as the potential reluctance of financial planners and advisers to recommend direct digital asset holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to bitcoin and other digital assets through investment vehicles that hold such digital assets and issue shares representing fractional undivided interests in their underlying digital asset holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums (and sometimes discounts) to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to digital assets.

On January 10, 2024, the SEC approved the listing and trading of spot bitcoin exchange-traded products (“ETPs”), the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of $4.6 billion on the first trading day. To the extent investors view our common stock as providing exposure to digital assets, it is possible that the value of our common stock may also include a premium over the value of our digital asset holdings due to the prior scarcity of traditional investment vehicles providing investment exposure to digital assets, and that the value of our common stock may decline in the event that investors have a greater range of options to gain exposure to digital assets if additional ETPs are approved and investors choose to gain such exposure to digital assets, including, potentially, ATH, through ETPs rather than our common stock. The listing and trading of spot ETPs for digital assets offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of ATH as well as a decline in the value of our common stock relative to the value of our ATH holdings.

Although we are an operating company, and we believe we offer a different value proposition than a digital asset investment vehicle such as a spot ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to digital assets that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot ETPs, we (i) do not seek for our shares of common stock to track the value of the underlying digital assets we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our digital asset holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to digital assets, any premium or discount in our common stock relative to the value of our digital asset holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for digital assets could have a material adverse effect on the market price of our listed securities.

Digital asset lending arrangements may expose us to risks of borrower default, operational failures and cybersecurity threats.

Although we are not initially planning to lend ATH or other digital assets to counterparties, from time to time, we may generate income through lending of digital assets, which carries significant risks. The volatility of such digital assets increases the likelihood that borrowers may default due to market downturns, liquidity crises, fraud or other financial distress. These lending transactions may be unsecured, and so may be subordinated to secured debt of the borrower. If a borrower becomes insolvent, we may be unable to recover the loaned digital assets, leading to substantial financial losses.

Additionally, digital asset lending platforms are vulnerable to operational and cybersecurity risks. Technical failures, software bugs or system outages could disrupt lending activities, delay transactions or result in inaccurate record-keeping. Cybersecurity threats, including hacking, phishing and other malicious attacks, pose further risks, potentially leading to the loss, theft or misappropriation of our loaned digital assets. A successful cyberattack or security breach could materially and adversely impact our financial position, reputation and ability to conduct future lending activities.

Decentralized finance arrangements may expose us to risks of smart contract risk, operational failures and cybersecurity threats.

From time to time, we may generate income through the use of digital assets including ATH or stablecoins in decentralized protocols including decentralized finance (“DeFi”) applications. DeFi applications include over-collateralized borrow-lend vaults, token-exchange pools, and other financial or commercial arrangements. Although these protocols are largely designed to limit counterparty risk in transactions, they introduce novel risks relating to software code bugs, liquidation risks, and governance risks that are designed to operate in decentralized environments but can be subject to failures or exploits. In addition: (a) network congestion or downtime can increase the likelihood of asset loss or liquidation; (b) the volatility of digital assets deployed into DeFi applications may increase the likelihood of liquidation due to market downturns, liquidity crises, governance attacks or other exploits, leading to substantial financial losses; (c) the uncertainty in the accounting treatment of certain DeFi applications; (d) DeFi applications generally operate on a user-to-protocol basis where a user of a DeFi application does not know the identity of other parties utilizing the DeFi application; and (e) the use of monitoring and forensics software to mitigate risks of engaging in DeFi application may not prevent engaging in DeFi pools that are also used by bad actors.

The reliance on open-source code by digital asset networks exposes us to risks related to competitive networks and products built on such code, the failure of individuals to maintain that code, and discovery of security vulnerabilities that could threaten the ability of such networks to operate.

Digital asset networks are open-source projects and, although there may be an influential group of leaders in the network community, generally there is no official developer or group of developers that formally controls the digital asset network. Without guaranteed financial incentives, there may be insufficient resources to address emerging issues, upgrade security or implement necessary improvements to the network in a timely manner. If the digital asset network’s software is not properly maintained or developed, it could become vulnerable to security threats, operational inefficiencies and reduced trust, all of which could negatively impact the digital assets’ long-term viability and our business.

The lack of legal recourse and insurance for digital assets increases the risk of total loss in the event of theft or destruction.

Digital assets that we acquire may not be insured against theft, loss or destruction. If an event occurs where we lose our digital assets, whether due to cyberattacks, fraud or other malicious activities, we may not have any viable legal recourse or ability to recover the lost assets. Unlike funds held in insured banking institutions, our digital assets are not protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If our digital assets are lost under circumstances that render another party liable, there is no guarantee that the responsible party will have the financial resources to compensate us. As a result, we and our stockholders could face significant financial losses.

The Company will face risks relating to the custody of its digital assets. If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our private keys, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

We expect our primary counterparty risk with respect to our ATH will be custodian performance obligations under the custody arrangements we enter into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve. In the event of a custodian’s insolvency, we may be treated as an unsecured creditor, which could result in unexpected losses, protracted recovery processes, or adverse treatment in insolvency proceedings. Legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians will be subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially held ATH will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our ATH holdings, we would become subject to additional counterparty risks. We will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could affect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodian or custodians with which we will custody substantially all of our ATH, could have a material adverse effect on our business, prospects, financial condition, and operating results.

We face risks relating to the use of third-party trading platforms in connection with our Aethir-focused strategy.

We intend to use third-party trading platforms, which we believe are reputable, as well as reputable over-the-counter brokers to purchase ATH for our treasury. As part of our process in determining transactions with third-party exchanges, we search for reputable exchanges that have industry standard policies and procedures in place regarding data security and customer diligence related to anti-money laundering, Office of Foreign Assets Control and know-your client rules and regulations. If any of these third-party exchanges no longer meet our standards or if there is a decrease in reputable third-party exchanges, we may need to find additional counterparties and enter into additional agreements that could be on less favorable terms, which could have a material adverse effect on our business, financial condition or the results of our operations.

The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business.

Digital asset transactions, including those involving smart contracts and DeFi protocols, are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on that digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft. In addition, smart contracts and DeFi protocols may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of digital assets. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future. Although we plan to regularly transfer digital assets to or from vendors, consultants and service providers, it is possible that, through computer or human error, or through theft or criminal action, such assets could be transferred in incorrect amounts or to unauthorized third parties. To the extent we are unable to seek a corrective transaction to identify the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover the impacted digital assets, and any such loss could adversely affect our business, results of operations and financial condition.

We are subject to significant competition in the growing digital asset industry and the Company’s business, operating results, and financial condition may be adversely affected if the Company is unable to compete effectively.

Following the launch of our Treasury Strategy, we operate in a competitive environment and will compete against other companies and other entities with similar strategies, including companies with significant holdings in ATH and other digital assets, and the Company’s business, operating results, and financial condition may be adversely affected if the Company is unable to compete effectively.

Aethir is subject to the risk of technological obsolescence, including competition from emerging blockchain and artificial intelligence protocols.

The digital asset ecosystem is characterized by rapid technological innovation, short development cycles, and intense competition among blockchains and related infrastructure providers. Aethir faces intense competition among existing protocols, such as io.net, Akash and Render, and new entrants that are currently being developed. Competitors may in the future offer superior scalability, security, interoperability, decentralization, programmability and adoption, and may attract developers away from the Aethir network. Advancements in AI and blockchain technology are likely to accelerate the development of such protocols, including the development of additional networks that natively integrate AI into consensus mechanisms and other core features. If Aethir is unable to evolve to address such increased competition or if market participants believe that Aethir’s core technology stack is outdated or less attractive compared with other blockchain networks, Aethir may be considered technologically obsolete by the next generation of protocols. The decline in the Aethir network would materially impact the market value of ATH and adversely affect the value of our ATH treasury holdings and our stock price.

A cyberattack or other malicious attack on the Aethir network could have a material impact on the value of ATH held by the Company.

Digital assets and the entities that provide services to participants in blockchain ecosystems have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our digital assets in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our digital assets;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Aethir network or in the use of the Aethir network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to Aethir, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing war in Ukraine and conflicts in the Middle East, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Aethir industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

The emergence or growth of other digital assets, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, could have a negative impact on the price of ATH and adversely affect the Company’s securities.

As a result of our Treasury Strategy, our assets are concentrated in ATH holdings. Accordingly, the emergence or growth of digital assets other than ATH, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, may have a material adverse effect on our financial condition. Aethir has experienced considerable growth in market capitalization from September 2024 to September 2025. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms. If the mechanisms or network effects on alternative blockchain platforms are perceived as superior to the Aethir network, those digital assets could gain market share relative to Aethir.

Many of the blockchain applications on large blockchain networks involve the use of “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In July 2025, the U.S. President signed into law the “GENIUS Act,” which establishes a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to digital assets such as bitcoin could expand further as rules are promulgated under the GENIUS Act. Stablecoins are an important aspect of many blockchain ecosystems, and if such blockchains are deemed more attractive than Aethir as a result of the growth of stablecoins, that may impact the attractiveness of Aethir and therefore the value of ATH.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency (“CBDC”) project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of ATH to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

If we lose key personnel, if we fail to recruit additional highly skilled personnel, or if we lose the services of our Asset Manager, our ability to operate and manage our Treasury Strategy will be impaired.

Our ability to operate and manage our Treasury Strategy depends upon our ability to attract and retain highly qualified personnel, members of our executive team, or other key personnel. In addition, we entered into the Asset Management Agreement in connection with the management of our digital asset treasury, and therefore we rely heavily on the services of our Asset Manager for the management of our digital asset treasury and for strategic guidance relating to our business, operations, growth initiatives and industry trends in the crypto technology sector. The loss of the services of any of our executive officers, key employees, or the Asset Manager, or our inability to find suitable replacements, could result in significant disruptions to our operations and management of our digital assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2025, there were no unregistered sales of securities that were not reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment of Certificate of Incorporation (Filed on September 25, 2025 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference.)
3.2	Amendment to Second Amended and Restated Bylaws (Filed on September 30, 2025 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference.)
4.1	Form of Cash Pre-Funded Warrant (Filed on September 30, 2025 as Exhibit 4.1 to our Current Report on Form 8-K and incorporated herein by reference.)
4.2	Form of Cryptocurrency Pre-Funded Warrant (Filed on September 30, 2025 as Exhibit 4.2 to our Current Report on Form 8-K and incorporated herein by reference.)
4.3	Form of Placement Agent Warrant (Filed on September 30, 2025 as Exhibit 4.3 to our Current Report on Form 8-K and incorporated herein by reference.)
4.4	Form of Strategic Adviser Warrant (Filed on September 30, 2025 as Exhibit 4.4 to our Current Report on Form 8-K and incorporated herein by reference.)
10.1

Standby Equity Purchase Agreement, dated as of July 1, 2025, by and between the Company and YA II PN, Ltd. (Filed on July 8, 2025 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated by reference.)

10.2*	Securities Purchase Agreement, dated as of August 26, 2025.
10.3	Form of Restricted Stock Unit Award Agreement (Filed on September 12, 2025 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference.)
10.4	Form of Cash SPA (Filed on September 30, 2025 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference.)
10.5	Form of Crypto SPA (Filed on September 30, 2025 as Exhibit 10.2 to our Current Report on Form 8-K and incorporated herein by reference.)
10.6	Form of Registration Rights Agreement (Filed on September 30, 2025 as Exhibit 10.3 to our Current Report on Form 8-K and incorporated herein by reference.)
10.7	Form of Lock-up Agreement (Filed on September 30, 2025 as Exhibit 10.4 to our Current Report on Form 8-K and incorporated herein by reference.)
10.8	Side Letter (Filed on September 30, 2025 as Exhibit 10.5 to our Current Report on Form 8-K and incorporated herein by reference.)
10.9	Form of Strategic Advisor Agreement (Filed on September 30, 2025 as Exhibit 10.6 to our Current Report on Form 8-K and incorporated herein by reference.)
10.10	Form of Asset Management Agreement (Filed on September 30, 2025 as Exhibit 10.7 to our Current Report on Form 8-K and incorporated herein by reference.)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREDICTIVE ONCOLOGY INC.

Date: November 14, 2025	By:	/s/ Raymond F. Vennare
Raymond F. Vennare
Chief Executive Officer

Date: November 14, 2025	By:	/s/ Josh Blacher
Josh Blacher
Chief Financial Officer