Form 10-K
period 2025-12-31
Axe Compute Inc.
filed 2026-03-31
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number: 001-36790

Axe Compute Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-1007393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

91 43rd Street, Suite 110 Pittsburgh, Pennsylvania 15201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(412) 432-1500

Predictive Oncology Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	AGPU	NASDAQ Capital Market

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was $7,965,485 based upon 639,798 shares at $12.45 per share as reported on the NASDAQ Capital Market.

As of March 27, 2026, the registrant had 5,539,267 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AXE COMPUTE INC.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS

This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements represent our expectations and beliefs concerning future results or events, based on information available to us on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results or events to differ materially from those referenced in the forward-looking statements are listed in Part I, Item 1A. Risk Factors and in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by applicable law. The following summarizes the principal risks of our business:

●	Continued negative operating cash flows;

●	Our capital needs to accomplish our goals, including any further financing, which may be highly dilutive and may include onerous terms;

●	Risks related to recent and future acquisitions, including risks related to the benefits and costs of acquisition;

●	The success of our digital asset treasury strategy;

●	The volatile and unpredictable changes in the price of ATH;

●	The expected growth of the ATH ecosystem;

●	The availability of opportunities to stake ATH; and

●

Risks related to our partnerships with other companies, including the need to negotiate the definitive agreements; possible failure to realize anticipated benefits of these partnerships; and costs of providing funding to our partner companies, which may never be repaid or provide anticipated returns;

●

Risks related to the initiation, formation, or success of our collaboration arrangements, commercialization activities and product sales levels by our collaboration partners and future payments that may come due to us under these arrangements;

●	Risk that we will be unable to protect our intellectual property or claims that we are infringing on others’ intellectual property;

●	The impact of competition;

●	Acquisition and maintenance of any necessary regulatory clearances applicable to applications of our technology;

●	Inability to attract or retain qualified senior management personnel, including sales and marketing personnel;

●	Risk that we never become profitable if our products and services are not accepted by potential customers;

●	Possible impact of government regulation and scrutiny;

●	Unexpected costs and operating deficits, and lower than expected sales and revenues, if any;

●	Adverse results of any legal proceedings;

●	The volatility of our operating results and financial condition,

●	Management of growth;

●	Risk that our business and operations could be materially and adversely affected by disruptions caused by economic and geopolitical uncertainties as well as epidemics or pandemics;

●	Other specific risks that may be alluded to in this report.

PART I

ITEM 1. BUSINESS.

General

References in this annual report on Form 10-K to the “Company”, “we”, “us”, and “our” refer to the business of Axe Compute Inc. (NASDAQ: AGPU) and its wholly owned subsidiaries.

In late 2025, we expanded our business strategy to include a compute business under the Axe Compute brand, and renamed the Company Axe Compute Inc., effective December 11, 2025. Through a distributed network model, Axe Compute seeks to provide customers with access to graphics processing unit (“GPU”) compute capacity for artificial intelligence and other high-performance computing workloads, sourced primarily through infrastructure made available by the Aethir network. In connection with this strategic expansion, we adopted a digital asset treasury strategy focused on the Aethir token (“ATH”), the native utility token of the Aethir network, to support our participation in the Aethir ecosystem (“Treasury Strategy”). Collectively, we refer to this new operating business as our Compute Services and Treasury Management segment, which is the priority of the Company and Management’s focus.

We embarked upon this direction because the global compute market represents a significant and rapidly growing commercial opportunity. According to Research and Markets (2026), the global compute market is estimated to be valued at over $1 trillion in 2026, with a compound annual growth rate of approximately 9.9%, and is expected to nearly double in value by 2032. When focused specifically on AI-related computing services, many forecasters estimate growth rates exceeding 30% annually, with the AI compute market anticipated to reach a total value in excess of $1 trillion by 2034 (Cognitive Market Research; Statifacts, 2025). McKinsey & Company estimated in 2025 that over 50% of all data center capacity was already dedicated to AI workloads, an amount they expect to grow by a factor of 3.5 times by 2030, and that approximately $6.7 trillion will be spent on data centers globally between 2025 and 2030, of which approximately 65.7% will be GPU-related. Gartner estimates worldwide AI spending will total $2.5 trillion in 2026 alone. Despite this unprecedented level of investment, demand continues to significantly outpace supply: as of early 2026, North American data center vacancy rates reached a record low of 1.6%, data center demand increased 24% in 2025, and average lead times for data center GPUs stand at 36 to 52 weeks (CBRE Investment Management, 2026). The Company believes this supply-demand imbalance creates a significant opportunity for its GPU compute business, which operates through the Aethir network to provide distributed GPU compute capacity for AI and other high-performance computing workloads.

On September 29, 2025, the Company announced the launch of its Treasury Strategy focused on ATH. Aethir is a leading decentralized physical infrastructure network developed by DCI Foundation, a Panama foundation company (“DCI”), that provides a decentralized GPU network, connecting producers and consumers of GPU compute power at enterprise scale, supporting applications such as artificial intelligence computation, gaming and cloud workloads. ATH functions as a proxy for a unit of GPU compute power and serves as a medium of exchange and unit of incentives for participants in the Aethir network. Participants in the Aethir network can generate yield or other rewards by staking or lending ATH or by otherwise serving as a source of ATH liquidity.

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

The Company’s management is focusing its resources on the Treasury Strategy, and a significant portion of the Company’s balance sheet will be allocated to holding ATH pursuant to its Treasury Strategy.

Currently, the Treasury Strategy is primarily dedicated to ATH, and the Company does not intend to allocate treasury assets to other digital assets in the near term. As a result, the Company’s assets will be highly concentrated in a single digital asset. Adverse developments specific to ATH, its protocol, or its network could have a disproportionate impact on the Company’s financial condition and results of operations.

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

Axe Compute also continues to operate its Drug Discovery Services business, which we also refer to as our ‘legacy’ business (“Legacy Business”), which is designed to support the discovery and development of optimal cancer therapies. In the Legacy Business, the Company uses AI and its proprietary biobank of 150,000+ tumor samples, categorized by tumor type, to provide actionable insights about drug compounds to improve the drug discovery process and increase the probability of drug compound success. The Company also creates and develops tumor-specific 3D cell culture models mimicking the physiological environment of human tissue, enabling better-informed decision-making during drug development. In February 2026, the Company announced that it is exploring strategic alternatives for this oncology drug discovery solutions business, but the Company’s Board of Directors (the “Board”) has not committed to a specific course of action. Accordingly, the oncology drug discovery solutions business did not meet the criteria under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations to be classified as discontinued operations and held for sale, and therefore is reflected as continuing operations within these consolidated financial statements.

Significant Transactions and Recent Events

On March 20, 2025, the Company completed the sale of assets related to its wholly owned subsidiary, Skyline Medical Inc., to DeRoyal Industries, Inc., a global manufacturer and supplier of medical products. Skyline Medical produced the FDA-cleared STREAMWAY System and associated products for automated medical fluid waste management and patient-to-drain medical fluid disposal and was previously classified as the Company’s Eagan operating segment.

On September 19, 2025, the Company’s stockholders approved a one-for-fifteen (1-for-15) reverse stock split of the Company’s common stock, which became effective at 12:01 a.m. on Tuesday, September 30, 2025.

On October 8, 2025, the Company announced the closing of two previously announced private investment in public equity transactions (“PIPEs”) totaling approximately $343.5 million to support the Company’s adoption of a digital asset treasury strategy focused on ATH, the native utility token of the Aethir ecosystem. The Company raised an aggregate of approximately $343.5 million in the PIPEs from the purchase and sale of (i) an aggregate of approximately 4.4 million shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) for a purchase price of $11.6265 per share (the “Offering Price”) of common stock (or per pre-funded warrant in lieu thereof) for aggregate cash gross proceeds of approximately $50.8 million (the “Cash PIPE”), and (ii) pre-funded warrants to purchase up to approximately 14.9 million shares of common stock for a purchase price of $11.6165 per pre-funded warrant in exchange for approximately $292.7 million in notional value representing approximately $173.3 million in discounted value of in-kind contributions of locked and unlocked ATH (the “Crypto PIPE”). The pre-funded warrants issued in the Crypto PIPE became exercisable immediately following the Company’s receipt of shareholder approval for the exercise of such pre-funded warrants. The PIPEs closed concurrently on October 7, 2025. The Company has used the cash and in-kind contribution of ATH to fund the Company’s digital asset treasury strategy as well as for working capital and general corporate purposes.

On December 1, 2025, we received formal notice from the Nasdaq Hearings Panel (the “Panel”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were in compliance with the stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). Accordingly, the previously disclosed listing matter has been closed. Nasdaq’s notice further stated that pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from December 1, 2025. If, within that one-year monitoring period, the Nasdaq Listing Qualification Staff (the “Staff”) finds the Company again out of compliance with the Stockholders’ Equity Requirement, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened hearings panel if the initial Panel is unavailable.

On December 11, 2025, we changed our corporate name from Predictive Oncology Inc. to Axe Compute Inc. following the filing of a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Name Change”). Beginning on December 12, 2025, our common stock began trading on the Nasdaq Capital Market under the ticker symbol “AGPU.” In connection with the Name Change, we announced an expansion of our business strategy to include high-performance enterprise artificial intelligence infrastructure. Our historical oncology drug discovery and biomedical research operations, or Legacy Business, includes our AI-driven tumor drug-response prediction platforms, proprietary tumor biobank and related laboratory and biomarker testing services, and were developed under our prior Predictive Oncology business model. We intend to evaluate opportunities for the Legacy Business, including the potential use of the data assets and predictive models developed through those operations in connection with our expanded artificial intelligence infrastructure strategy.

On February 6, 2026, our Board voted to terminate, without cause, the employment of Raymond F. Vennare as Chief Executive Officer, effective February 9, 2026. Mr. Vennare also resigned as Chairman and a member of the Board effective the same date. In connection with his termination, Mr. Vennare entered into a separation agreement providing for severance and other benefits. The Board appointed Chuck Nuzum, an existing member of the Board, as Chairman effective February 9, 2026. In addition, the Board appointed Christopher Miglino as Chief Executive Officer and as a member of the Board effective February 9, 2026. In connection with his appointment, we entered into an employment agreement with Mr. Miglino and granted him stock options to purchase 500,000 shares of our common stock as an inducement award.

On February 24, 2026, we announced that we engaged Cardiff Advisory LLC to assist in exploring strategic alternatives for our Legacy Business. The strategic review process, which is being conducted under the oversight of our Board, may include a potential sale, partnership, licensing arrangement, joint venture or other transaction involving the Company’s biobank platform and related operations. The review reflects our continued focus on advancing our artificial intelligence compute infrastructure strategy while evaluating opportunities to maximize value from non-core legacy assets. There can be no assurance that the strategic review process will result in any transaction.

On March 3, 2026, we announced that our Board appointed Dr. Theodore Zhu and Thorsten Dirks as members of the Board.

Our Business

As of December 31, 2025, we operated in two business areas: (1) the Compute Services and Treasury Management segment, which provides services that include access to GPU compute capacity and manages the Company’s ATH Treasury Strategy; and (2) the Drug Discovery Services segment, which provides services that include the application of AI using its proprietary biobank of 150,000+ tumor samples, as well as creation of proprietary 3D culture models used in drug development.

The Compute Services and Treasury Management segment is the priority of the Company and remains Management’s focus. In regards to the Drug Discovery Services segment, in February 2026, the Company announced that it is exploring strategic alternatives for the business; however, the Company’s Board has not committed to a specific course of action and, as such, does not meet the criteria under FASB ASC 205-20, Discontinued Operations, to be classified as discontinued operations and held for sale. We sometimes also refer to the Drug Discovery Services segment as our “Legacy Business”.

Compute Services and Treasury Management

Compute Services

Through our Compute Services segment, we provide enterprises, AI developers, and large-scale workload operators with on-demand access to high-performance GPU compute infrastructure. Our network encompasses global locations and over 435,000 GPUs capable of supporting a broad range of artificial intelligence, machine learning, and high-performance computing workloads. We deliver compute capacity to customers through a managed infrastructure model, typically within 48 hours of customer engagement, without requiring customers to make capital investments in physical hardware or data center facilities.

Our infrastructure is designed to serve both traditional enterprise AI workloads and participants in decentralized physical infrastructure networks. We operate on an asset-light model—we do not own or operate physical data centers—which allows us to scale compute capacity in response to customer demand without material capital expenditure. Revenue from Compute Services is generated primarily through reserved GPU capacity contracts, under which customers commit to capacity on a prepaid basis, typically under 12- to 36 -month terms. Pricing is structured on a per-GPU per-hour basis and is positioned competitively relative to centralized hyperscale cloud providers. We also offer ancillary storage and CPU services billed alongside GPU compute under the same contractual arrangements.

Through the use of ATH tokens as a settlement mechanism, we integrate our Compute Services with our Treasury Strategy. Under this model, Axe Compute may settle our compute obligations using ATH. When we purchase new ATH in the open market, we earn an additional 20% revenue in the form of additional ATH. We believe this integration creates a compounding economic relationship between our compute revenue and our token treasury position that is differentiated from the revenue models of traditional GPU cloud providers.

Treasury Management

On September 29, 2025, we adopted a digital asset Treasury Strategy focused on ATH, the native utility token of the Aethir network. Aethir is a decentralized physical infrastructure network developed by DCI Foundation, a Panama foundation company (“DCI”), that supports GPU compute workloads. ATH is used within the Aethir ecosystem for functions including GPU rentals, staking, validation and network incentives. On December 31, 2025, we held approximately 2.837 billion unlocked ATH with a fair market value of $24.4 million, and a right to receive 3.511 billion locked ATH that are subject to vesting and/or transfer restrictions with a fair market value of $15.5 million after applying a discount for lack of transferability and control. Together, the Company’s treasury included 6.348 billion ATH and future rights thereto which, multiplied by the closing price of $0.0086 per ATH on December 31, 2025, represents a market value of approximately $54.6 million, on an as if vested and claimed basis, that can be deployed to access compute.

The Company intends to continue acquiring additional ATH in the open market and to earn yield on its ATH treasury holdings by engaging in ATH staking and other activities. As a holder of ATH, the Company accrues unrealized gains or losses from any appreciation or depreciation, as applicable, in the value of ATH tokens, which trade on various cryptocurrency exchanges. With the Company focusing its resources on the Treasury Strategy, a significant portion of its balance sheet will be allocated to holding ATH.

Currently, the Treasury Strategy is primarily dedicated to ATH, and the Company does not intend to allocate treasury assets to other digital assets in the near term. As a result, the Company’s assets will be highly concentrated in a single digital asset. Adverse developments specific to ATH, its protocol, or its network could have a disproportionate impact on the Company’s financial condition and results of operations.

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

Drug Discovery Services / Legacy Business

Drug Discovery Solutions – PEDAL

Patient-centric Drug Discovery using Active Learning (“PEDAL”™), our proprietary AI-driven platform, offered by our Drug Discovery Services segment, is designed to provide high-confidence drug-response predictions. This platform combines our biobank of samples with a one-of-a-kind database of historical tumor data, and the power of AI to efficiently build predictive models of tumor drug response. Our PEDAL asset is a unique technology that combines one of the largest privately held commercial biobanks of tumor samples, AI active machine learning, and multi-omic historical tumor data – complete with on-site Clinical Laboratory Improvement Amendments (“CLIA”) certified lab testing capabilities to inform drug/tumor model predictions. PEDAL offers researchers the opportunity to incorporate patient diversity early, efficiently, and cost-effectively into the drug discovery process by using data from hundreds of patient samples. PEDAL works by iterative cycles of active learning to guide the testing of patient samples against specific compounds. This results in PEDAL efficiently building comprehensive predictive models of patient drug response in a matter of weeks. This predictive model can rank compounds against tumor samples of certain profiles that respond to specific drugs and can also predict the set of compounds that provide the best coverage across patient tumor samples.

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

A key part of our commercialization strategy has been the understanding that our AI-driven models of tumor drug response serve a key unmet need of pharmaceutical, diagnostic, and biotech industries for actionable multi-omic insights into cancer. In collaboration with these companies, using the predictive models, we will accelerate the search for more effective cancer treatments through biomarker discovery, drug screening, drug repurposing, and ultimately clinical trials with higher probability of success.

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

3D Modeling

Our Drug Discovery Services segment also develops tumor-specific in vitro models for oncology drug discovery and research. Our 3D tumor-specific models accelerate the drug development process for our clients and partners by providing drug response predictions with high correlation to clinical response, enabling our biopharma clients to manage pipeline prioritization more efficiently.

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

Clinical Testing

Through our wholly owned subsidiary, Helomics Corporation (“Helomics”), reported under our Drug Discovery Services segment, we offer a group of clinically relevant, cancer-related tumor profiling and biomarker tests for gynecological cancers that determine how likely the patient is to respond to various types of available chemotherapy treatments and which therapies might be indicated by relevant tumor biomarkers.

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

Industry and Market Background and Analysis

Compute Services and Treasury Management

The global compute infrastructure market represents a significant and growing opportunity. The global cloud computing market— which encompasses the infrastructure-as-a-service and platform-as-a-service segments most relevant to GPU compute— is estimated at approximately $1 trillion in 2026 and is projected to reach approximately $2.4 to $3.3 trillion by 2030 to 2033, representing compound annual growth rates of approximately 16% to 20%, according to multiple independent market research firms. When focused specifically on AI-related computing, worldwide AI spending is forecast to total $2.52 trillion in 2026, a 44% increase year-over-year, according to Gartner. Building AI foundations alone is expected to drive a 49% increase in spending on AI-optimized servers in 2026, representing 17% of total AI spending. McKinsey & Company estimated in 2025 that over 50% of all data center capacity was already dedicated to AI workloads, an amount they expect to grow by a factor of approximately 3.5 times by 2030, and that approximately $6.7 trillion will be spent on data centers globally between 2025 and 2030. Notwithstanding this level of investment, demand continues to outpace supply. As of early 2026, North American data center vacancy rates reached a record low of 1.6% and data center demand increased approximately 24% in 2025, and average GPU procurement lead times stand at 36 to 52 weeks, according to CBRE Investment Management. We believe this supply-demand imbalance creates a significant opportunity for our GPU compute business, which provides distributed GPU compute capacity for AI and other high-performance computing workloads.

Drug Discovery Services

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

Competition and Competitive Advantages

Compute Services and Treasury Management

The market for GPU compute infrastructure and AI cloud services is competitive and rapidly evolving. Our principal competitors include specialized GPU cloud platforms, operators of dedicated AI data center infrastructure, and distributed GPU infrastructure providers. We also compete indirectly with major public hyperscale cloud providers, which offer GPU compute capacity as part of a broader portfolio of cloud services. Many of these competitors have substantially greater financial, technical, sales, and marketing resources than we do, and some have longer operating histories and broader customer relationships in the enterprise market.

We believe our competitive position is supported by several key factors. First, our globally distributed network provides geographic diversity and access to compute resources across multiple regions that we believe is difficult to replicate at speed. Second, our 48-hour provisioning capability and flexible contract structures allow customers to scale GPU capacity in response to near-term workload demands without the multi-month lead times typically associated with dedicated data center deployments. Third, our asset-light operating model—under which we do not own physical data center facilities—allows us to grow our addressable footprint without the capital intensity that characterizes many of our competitors. Fourth, our integration of ATH token settlement creates an additional economic incentive structure that we believe differentiates our offering for customers participating in decentralized infrastructure ecosystems. We believe these factors, together with our pricing model, differentiate us from both hyperscale cloud providers and dedicated AI infrastructure operators. However, there can be no assurance that we will be able to maintain or improve our competitive position, and competitive pressures could materially and adversely affect our revenue, margins, and results of operations.

Drug Discovery Services

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

Suppliers

Compute Services and Treasury Management

Our Compute Services segment depends on the availability of high-performance GPU hardware and the underlying data center and network infrastructure required to operate it. We source GPU hardware primarily from NVIDIA Corporation, which is currently the dominant supplier of GPUs used for artificial intelligence training and inference workloads. We do not manufacture any hardware ourselves. Our ability to expand compute capacity depends on our ability to procure sufficient quantities of GPU hardware and supporting infrastructure on commercially acceptable terms and within time frames consistent with customer demand.

GPU supply has at times been constrained due to strong global demand from AI developers, hyperscale cloud providers, and other large-scale compute operators. We work to maintain relationships with multiple hardware and infrastructure providers across our network of over 200 locations, and our distributed, multi-location model is intended to partially mitigate single-supplier and single-facility concentration risk relative to operators that depend on a smaller number of large data center facilities. However, the loss of or significant disruption to our access to NVIDIA GPU supply, or material price increases or extended delivery lead times from key hardware or infrastructure suppliers, could materially delay our ability to fulfill customer orders, reduce our available capacity, and materially and adversely affect our business, results of operations, and financial condition. We cannot guarantee that we will be able to secure GPU hardware in the quantities or on the timelines required to meet customer demand or execute our growth strategy.

Drug Discovery Services

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

Intellectual Property

So long as our Legacy Business is a part of Axe Compute, we will continue to invest appropriately in intellectual property in order to maintain a competitive advantage in the marketplace. Our Legacy Business relies on a combination of patent, trade secret intellectual property rights, and other measures to protect our intellectual property. We seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with employees, although we cannot be certain that the agreements will not be breached, or that we will have adequate remedies if a breach were to occur.

Government Regulation

Both our Legacy Business and our Treasury Strategy are subject to or impacted by extensive and frequently changing laws and regulations in the United States (at both the federal and state levels) and the other jurisdictions in which we conduct business, including some specific to our business, some specific to our industry, and others relating to conducting business generally (e.g., U.S. Foreign Corrupt Practices Act). We also are subject to inspections and audits by governmental agencies.

Employees and Human Capital Resources

We had 13 full-time employees and 1 part-time employee as of December 31, 2025. None of our employees are subject to a collective bargaining agreement and we believe our relations with our employees are satisfactory. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, and we recruit people for positions regardless of gender, ethnicity or other protected traits.

Executive Offices

Our principal executive offices are located at 91 43rd Street, Suite 110, Pittsburgh, Pennsylvania and our telephone number is (412) 432-1500.

Corporate History

We were originally incorporated in Minnesota on April 23, 2002, and reincorporated in Delaware in 2013. We changed our name from Skyline Medical Inc. to Precision Therapeutics Inc. on February 1, 2018, then to Predictive Oncology Inc. on June 13, 2019, and finally to Axe Compute Inc. on December 11, 2025.

Available Information

Our website address is https://axecompute.com/. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

We file reports with the Securities and Exchange Commission (“SEC”), which we make available on our website free of charge at https://investors.axecompute.com/financial-information. These reports include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We also make, or will make, available through our website other reports filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. In addition, the SEC maintains a website (https://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Risk Factors Related to Our Business

We have adopted a digital asset treasury strategy with a focus on ATH, and we may be unable to successfully implement this new strategy.

We have adopted a digital asset treasury primarily dedicated to ATH, including potential acquisitions through staking and other decentralized finance and compute activities. There is no assurance that we will be able to successfully implement this new strategy or operate network-related activities at the scale or profitability currently anticipated. This strategic shift requires specialized employee skillsets and operational, technical and compliance infrastructure to support ATH and related staking activities. This also requires that we implement internal processes related to overall security of assets and treasury management practices. Further, there is ongoing scrutiny and limited formal guidance from regulatory agencies, including Nasdaq and the SEC, with respect to the treatment of public company cryptocurrency strategies. There is no assurance that we will be able to execute this strategy by building out the needed infrastructure within the timeframe that we currently anticipate. The success of our digital asset treasury strategy will depend in part upon the efforts, processes, technology and intellectual property of third parties outside of our control, including, without limitation, the developers of Aethir and any asset managers or custodians retained in connection with the strategy. As a result, our shift towards ATH could have a material adverse effect on our business and financial condition.

Our shift towards an Aethir-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards an ATH treasury-focused strategy, potentially including staking, enterprise compute sales and other decentralized finance activities, exposes us to significant operational risks. The Aethir network evolves rapidly, and frequent upgrades and protocol changes may require significant adjustments to our operational setup in order to participate in ATH’s various yield generating protocols. The upgrades and protocol changes may require that we incur unanticipated costs and could cause temporary service disruptions to the Aethir network. We also need to engage additional third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Additionally, if we stake our digital assets, those assets may be subject to lock-up or illiquidity periods during which they cannot be transferred or sold. This may materially reduce our immediate access to liquidity and could adversely affect our ability to meet operational requirements or respond to adverse market conditions. Any of these operational risks could materially and adversely affect our ability to execute our Treasury Strategy and may prevent us from realizing positive returns and could severely hurt our financial condition.

The concentration of our ATH holdings enhances the risks inherent in our Aethir-focused strategy.

We have purchased and intend to purchase ATH and increase our overall holdings of ATH in the future. The intended concentration of our ATH holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Aethir-focused strategy. The price of ATH has experienced a significant decline in recent periods, from a high of $0.067072 on September 17, 2025, to a price of $0.004919 on February 6, 2026, and any similar future significant declines in the price of ATH could have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The price of ATH is highly volatile and unpredictable, and fluctuations in the price of ATH will directly affect our reported financial results.

ATH has experienced extreme price volatility since its launch and may continue to do so. The price of ATH may be influenced by a wide range of factors, many of which are beyond our control, including: general cryptocurrency market sentiment; macroeconomic conditions such as inflation, interest rates, and risk appetite; regulatory announcements or enforcement actions targeting digital assets or cryptocurrency exchanges; the volume and liquidity of ATH trading on cryptocurrency exchanges; actual or perceived competition from other digital asset projects or GPU compute networks; developments within the Aethir ecosystem, including upgrades, partnerships, or technical failures; and large-scale sales of ATH by significant holders. Because we account for our ATH holdings at fair value under ASU 2023-08, with changes in fair value recognized in net income each reporting period, significant declines in the price of ATH will produce substantial non-cash losses in our financial statements that are wholly unrelated to our operational performance, and significant increases in the price of ATH will produce non-cash gains. These fair value fluctuations may make our financial results difficult to predict and period-to-period comparisons unreliable. Investors should not rely on any single reporting period’s results as indicative of our underlying business performance. A sustained decline in the price of ATH could have a material adverse effect on our financial condition, liquidity, and results of operations, and could require us to raise additional capital on unfavorable terms or curtail our operations.

ATH may have limited liquidity, which could impair our ability to sell ATH holdings at favorable prices or at all, particularly when market conditions are adverse.

ATH trades on a limited number of cryptocurrency exchanges and may not benefit from the depth of liquidity available to larger, more established digital assets such as Bitcoin or Ethereum. The total market capitalization of ATH may be significantly smaller, and average daily trading volumes may be lower, than major cryptocurrencies, increasing the risk that large selling activity — including any disposal of ATH by us or our Asset Manager — could materially depress the market price of ATH and result in proceeds substantially below the fair value reflected on our balance sheet. Additionally, a significant portion of our ATH holdings are locked and subject to vesting and/or transfer restrictions, which further limits our ability to liquidate positions rapidly in response to adverse price movements or liquidity needs. During periods of market stress or exchange outages, liquidity for ATH could effectively disappear entirely, preventing us from selling or transferring ATH at any price. If we are unable to sell ATH at anticipated prices or within anticipated timeframes, our ability to fund operations and meet financial obligations could be materially and adversely affected.

The price of ATH is correlated with broader cryptocurrency market conditions and macroeconomic factors outside our control, and adverse developments in the broader digital asset market may disproportionately harm our financial position.

Digital assets, including ATH, do not trade in isolation. Historically, the prices of digital assets have shown significant correlation with one another, particularly during periods of market stress. A broad-based decline in cryptocurrency markets — including declines in the price of Bitcoin or Ethereum — has historically resulted in widespread declines across all digital assets, including those with distinct underlying use cases such as ATH. Such correlated declines may occur regardless of the specific performance or developments within the Aethir ecosystem. Macroeconomic factors that may trigger broad cryptocurrency market selloffs include, without limitation: increases in interest rates or tightening of monetary policy; banking sector stress or credit market disruptions; negative regulatory developments, including exchange enforcement actions or restrictions on cryptocurrency trading in major markets; geopolitical instability; and shifts in institutional investor sentiment toward risk assets. Because our treasury is concentrated in ATH rather than a diversified portfolio of assets, any such broad-based market decline is likely to have a disproportionate adverse impact on the value of our treasury assets compared to companies that hold diversified or more liquid asset portfolios. This correlation risk, combined with the concentrated and partially illiquid nature of our ATH holdings, significantly amplifies our exposure to macroeconomic and market-wide risks.

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

ATH and other digital assets, as well as applications on networks such as Aethir, are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets and blockchain-based applications is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of ATH or other digital assets, or the ability of blockchain-native applications to operate.

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

Because ATH tokens have no physical existence beyond the record of transactions on the layer 1 blockchains, a variety of technical factors related to the Aethir network could also impact the price of ATH. For example, malicious attacks against the network and related applications, difficulties with upgrades to the ATH network, and advances in computing technology could undercut the integrity of the ATH network and negatively affect the price of ATH. The liquidity of ATH may also be reduced and damage to the public perception of Aethir may occur if financial institutions were to deny or limit banking services to businesses that hold ATH, provide Aethir-related services or accept ATH as payment, which could also decrease the price of ATH. Additionally, any failure to properly monitor and upgrade the Aethir network could adversely affect the Aethir network and negatively affect the price of ATH.

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

In connection with our Treasury Strategy, including staking and other decentralized finance and decentralized compute activities, we expect to interact with various smart contracts deployed on the Aethir network in order to optimize our strategy and generate income. Smart contracts are self-executing code that operate without human intervention once deployed. Although smart contracts are integral to the functionality of the Aethir Network, they are subject to many known risks such as technical vulnerabilities, coding errors, security flaws, and exploitation attacks. Any vulnerability in a smart contract we interact with could result in the loss or theft of ATH or other digital assets, which could have a materially adverse impact on our business. In addition, certain smart contracts are upgradable or subject to certain governance controls which could result in unforeseen code errors, asset or account freezing, or the loss of digital assets. A vulnerability in a smart contract could create an unintended and unforeseeable consequence that has adverse financial consequences, such as the loss of or inability to access funds. There is no agreed upon framework for third-party assurance that the smart contracts we integrate with or rely upon will function as intended or remain secure. Exploitation of such vulnerabilities could have a material adverse effect on our business and financial condition.

Advances in AI model efficiency could reduce demand for GPU compute, adversely affecting the Aethir network and the value of our compute business.

A key driver of demand for GPU compute is the scale required to train and run AI models, where greater computational resources have historically produced more capable models. However, consistent advances in AI model efficiency — such as new architectures, training techniques, or algorithmic improvements that achieve equivalent or superior results using significantly less compute — could substantially reduce demand for raw GPU compute capacity. For example, if model developers are able to achieve frontier AI capabilities with materially fewer GPUs, the near-term demand forecasts underpinning current data center investment and GPU pricing could prove overstated. A significant and sustained reduction in GPU compute demand could adversely affect the utilization of the Aethir network, the demand for compute services we offer through that network, and consequently the value of our ATH treasury holdings. Such developments could have a material adverse effect on our business, financial condition, and results of operations.

Geopolitical tensions and trade restrictions, particularly between the United States and China, could disrupt GPU supply chains and limit our addressable market.

The global GPU compute market depends heavily on complex international supply chains, including semiconductor manufacturing concentrated in Taiwan and South Korea, and significant end-market demand in China and other regions that are subject to evolving trade restrictions. Geopolitical tensions between the United States and China have already resulted in restrictions on the export of advanced semiconductors, including certain NVIDIA GPU products, to China. Further escalation of such restrictions, retaliatory trade actions, or broader geopolitical instability could disrupt GPU supply chains, increase the cost or lead times of GPUs, limit the markets in which compute services may be offered, and create regulatory uncertainty for companies operating distributed compute networks such as Aethir. Any such disruptions could materially and adversely affect our compute business and our ability to execute our strategy.

The energy and environmental demands of data centers and GPU compute infrastructure may constrain the growth of the compute market and result in increased regulatory costs or operational limitations.

Data centers are significant consumers of electrical power. According to McKinsey & Company (2025), data centers were responsible for over 5% of total U.S. energy consumption in 2025, a figure expected to approximately double within the next five years as AI workloads proliferate. This level of energy consumption has attracted increasing scrutiny from regulators, utilities, and environmental groups, and may result in additional restrictions, permitting requirements, carbon reporting obligations, or energy surcharges that increase the cost of GPU compute infrastructure. Constraints on available power capacity in key data center markets may limit the ability of compute providers to expand capacity in response to demand. Additionally, reputational and ESG concerns relating to the energy footprint of AI compute infrastructure could adversely affect our business relationships and access to capital. Although we operate through the Aethir distributed network rather than owning data centers directly, these energy constraints affect the broader ecosystem on which our compute business depends.

Demand for GPU compute is highly concentrated among a small number of large technology companies and governments, and any reduction in their expenditures could have a disproportionate adverse effect on the compute market and our business.

A substantial portion of current and projected demand for GPU compute infrastructure is driven by a small number of large technology companies — including Google, Amazon, Microsoft, Meta, and Apple — as well as government-sponsored AI programs. According to industry estimates, these organizations collectively spend hundreds of billions of dollars annually on AI infrastructure, and the United States government alone has announced a $500 billion commitment to AI infrastructure investment. This concentration of demand means that any significant reduction in capital expenditure by these organizations — whether driven by macroeconomic conditions, shifting strategic priorities, regulatory constraints, or technological developments that reduce their need for external compute — could have a disproportionately negative impact on the broader GPU compute market, including demand for compute services offered through decentralized networks such as Aethir. A slowdown in enterprise and government AI infrastructure spending could materially and adversely affect our compute business and the value of our ATH treasury holdings.

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

The sale of our Legacy Business may not be completed on favorable terms, or at all, which could adversely affect our business and financial condition.

We are actively engaged in a process to sell our Legacy Business operated through Helomics Holding Corporation (“Helomics”). There can be no assurance that this process will result in a completed transaction, that any transaction will be completed on a timely basis, or that the terms of any transaction will be favorable to the Company or its stockholders. The process may be affected by a number of factors outside our control, including the availability of financing for potential buyers, market conditions, regulatory requirements, competing transactions, and the due diligence findings of prospective purchasers. If the sale process is prolonged or unsuccessful, we will continue to incur the costs of operating the Helomics business, which could divert management attention and financial resources from our compute business. Even if a sale is completed, the proceeds may be less than the carrying value of the Helomics assets on our balance sheet, which could result in an impairment charge or loss on sale that adversely affects our reported financial results.

The Helomics business may experience disruption during the sale process, which could reduce its value and adversely affect our results of operations.

The announcement and ongoing conduct of a sale process for the Helomics business may create uncertainty among Helomics employees, customers, and suppliers, which could result in the loss of key Helomics personnel, cancellation or non-renewal of customer contracts, or deterioration of supplier relationships. Any such disruption could reduce the operating performance and value of the Helomics business, which could reduce the proceeds we receive in a sale transaction or make it more difficult to complete the sale. In addition, management time and attention devoted to the Helomics sale process may detract from the Company’s ability to execute on its Axe Compute business strategy.

We may be subject to liabilities, indemnification obligations, or transition costs in connection with the sale of the Helomics business that could adversely affect our financial condition.

Any definitive agreement for the sale of the Helomics business is likely to include representations, warranties, and indemnification obligations that could expose us to liability after the closing of a sale transaction. We may also be required to provide transition services to the buyer following closing, which could require the dedication of management time and resources. In addition, the Helomics business may have liabilities that are not identified prior to the closing of a sale, including environmental liabilities, employment claims, or regulatory compliance matters, some of which we may retain following the sale. Any retained or assumed liabilities, indemnification claims, or transition service obligations could have a material adverse effect on our financial condition and results of operations following the divestiture.

Risk Factors Related to Regulation

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

On December 2, 2025, we announced that we received notice from Nasdaq confirming that we had regained compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1), allowing our common stock to continue trading on the Nasdaq Capital Market.

For additional information regarding the actions we have taken to satisfy the terms of the Panel’s decisions related to the Stockholders’ Equity Requirement, refer to the heading above titled “Recent Developments - September 2025 Private Placements” containing details regarding the private placements that closed in October 2025.

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

As of December 31, 2025, we had 1,623,179 warrants to purchase Common Stock outstanding at a weighted average exercise price of $17.39 per share. We are able to grant stock options, restricted stock, restricted stock units, stock appreciation rights, bonus stock, and performance awards under our 2024 Equity Incentive Plan (the “2024 Plan”), which was approved by our stockholders on December 30, 2024 (“Effective Date”) as a successor to our Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”). The 2024 Plan authorizes 1,000,000 shares of Common Stock for issuance, plus the number of shares subject to outstanding awards under the 2012 Plan as of the Effective Date that are forfeited, expire or otherwise terminate without the issuance of shares after the Effective Date. At December 31, 2025, 43,595 shares of Common Stock were issuable under outstanding incentive awards under the 2012 Plan. Additionally, the Company had 16,119,095 pre-funded warrants outstanding. The exercise of outstanding instruments, and issuance of equity awards may have a dilutive effect on our stock, and negatively impact the price of our common stock.

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

Our authorized capital includes 20 million shares of preferred stock. Of this amount, 2,300,000 shares have been designated as Series B Convertible Preferred Stock, of which 79,246 shares were outstanding as of the date of this report. The remaining authorized shares are undesignated preferred stock. Our board of directors has the power to issue any or all of the shares of undesignated preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights, and limitations of such class or series, without seeking stockholder approval. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding business combinations. We may, in the future, consider adopting additional anti-takeover measures. The authority of our board of directors to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter, or prevent takeover attempts and other changes in control not approved by our board of directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting, and other rights of the holders of common stock may also be affected.

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

Our operations could be disrupted by political and/or civil unrest, acts of war or other military actions, such as recent and ongoing conflicts in Iran and other Middle Eastern countries and Ukraine, epidemics or pandemics, such as a potential resurgence of the COVID-19 pandemic, and other natural or man-made disasters and catastrophic events. Geopolitical and domestic political developments and other events beyond our control, can increase economic volatility globally and disrupt supply chains we rely on. Our operations could be harmed and our costs could increase if manufacturing, logistics or other operations are disrupted for any reason, including economic, business, labor, environmental, public health, or political issues. We monitor and act as necessary to mitigate potential risks of shortages and delays that may impact our ability to obtain new contracts, fulfill product demands and meet our contract obligations. The extent to which business disruptions may impact our financial condition and results of operations remains uncertain and is dependent on numerous evolving factors.

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

Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”) contain rules that limit the ability of a company that undergoes an ownership change, which is generally an increase in the ownership percentage of certain stockholders in the stock of a company by more than 50% over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by that company. Generally, if an ownership change, as defined by Section 382 of the Code, occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax-exempt rate and the value of stock immediately before the ownership change. The Company previously performed a Section 382 analysis as of December 31, 2023, and updated the analysis in the year ended December 31, 2025, which resulted in the limitation and expiration of a substantial portion of the Company’s loss carryforwards. In addition, the current net operating loss (“NOL”) carryforwards might be further limited by future issuances of our common stock.

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

●	increased indebtedness and contingent purchase price obligations associated with an acquisition;
●	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;
●	the availability of funding sufficient to meet increased capital needs;
●	diversion of management’s time and attention from existing operations; and
●	the ability to retain or hire qualified personnel required for expanded operations

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Our Board recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board exercises oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”). Our cybersecurity policies, standards, processes, and practices are integrated into our ERM program and are based on frameworks established by the National Institute of Standards and Technology (“NIST”) and other applicable industry standards. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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

The Senior Director of IT and Cybersecurity has served in various roles in information technology and information security for more than two decades with a track record of managing systems compliant with relevant security standards. The Senior Director of IT and Cybersecurity has industry experience and education aligned with the Company’s work and the data we maintain. The Senior Director of IT and Cybersecurity’s expertise is complemented by that of the Company’s CEO and CFO, each with degrees in their respective fields and extensive leadership experience including experience managing risks at similar companies.

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

Information regarding our legal proceedings can be found in Note 9, Contingencies, to the consolidated financial statements of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Effective December 12, 2025 our common stock was listed on the NASDAQ Capital Market under the symbol “AGPU”. From June 13, 2019 to December 11, 2025, our common stock was listed on the NASDAQ Capital Market under the symbol “POAI”. From February 2, 2018 to June 12, 2019, our common stock was listed on the NASDAQ Capital Market under the symbol “AIPT”. Prior to February 2, 2018, our common stock was listed on The NASDAQ Capital Market under the symbol “SKLN”.

Holders

As of March 31, 2026, there were approximately 171 stockholders of record of our common stock.

Dividend Policy

We follow a policy of retaining earnings, if any, to finance the expansion of our business. We have not paid, nor do we expect to declare or pay, cash dividends on common stock in the foreseeable future.

ITEM 6. [RESERVED]

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Axe Compute Inc. is a technology company focused on providing high-performance computing infrastructure for artificial intelligence workloads by enabling enterprise access to large-scale GPU capacity through the decentralized Aethir network. The company plans to operate as an infrastructure provider that secures compute resources, including bare-metal GPUs, through digital assets tied to AI infrastructure and deploys those resources to enterprise customers under service agreements to support AI model training and production workloads. Axe Compute emerged from the rebranding of the Company’s Legacy Business and continues to operate certain AI-driven drug discovery activities developed by the Legacy Business while shifting its strategic focus toward scalable compute infrastructure and digital asset-enabled access to distributed GPU networks. As part of this transition, the company is evaluating strategic alternatives for non-core assets of the Legacy Business, including its Helomics biobank business, which contains a large collection of oncology research materials and historical drug response data.

The Compute Industry

We embarked upon this direction because the global compute market represents a significant and rapidly growing commercial opportunity. According to Research and Markets (2026), the global compute market is estimated to be valued at over $1 trillion in 2026, with a compound annual growth rate of approximately 9.9%, and is expected to nearly double in value by 2032. When focused specifically on AI-related computing services, many forecasters estimate growth rates exceeding 30% annually, with the AI compute market anticipated to reach a total value in excess of $1 trillion by 2034 (Cognitive Market Research; Statifacts, 2025). McKinsey & Company estimated in 2025 that over 50% of all data center capacity was already dedicated to AI workloads, an amount they expect to grow by a factor of 3.5 times by 2030, and that approximately $6.7 trillion will be spent on data centers globally between 2025 and 2030, of which approximately 65.7% will be GPU-related. Gartner estimates worldwide AI spending will total $2.5 trillion in 2026 alone. Despite this unprecedented level of investment, demand continues to significantly outpace supply: as of early 2026, North American data center vacancy rates reached a record low of 1.6%, data center demand increased 24% in 2025, and average lead times for data center GPUs stand at 36 to 52 weeks (CBRE Investment Management, 2026). The Company believes this supply-demand imbalance creates a significant opportunity for its GPU compute business, which operates through the Aethir network to provide distributed GPU compute capacity for AI and other high-performance computing workloads.

Our ATH Treasury Strategy

On September 29, 2025, the Company announced the launch of its Treasury Strategy focused on ATH. Aethir is a leading decentralized physical infrastructure network developed by DCI, that provides a decentralized GPU network, connecting producers and consumers of GPU compute power at enterprise scale, supporting applications such as artificial intelligence computation, gaming and cloud workloads. ATH functions as a proxy for a unit of GPU compute power and serves as a medium of exchange and unit of incentives for participants in the Aethir network. Participants in the Aethir network can generate yield or other rewards by staking or lending ATH or by otherwise serving as a source of ATH liquidity.

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

The Company’s management is focusing its resources on the Treasury Strategy, and a significant portion of the Company’s balance sheet will be allocated to holding ATH pursuant to its Treasury Strategy.

Currently, the Treasury Strategy is primarily dedicated to ATH, and the Company does not intend to allocate treasury assets to other digital assets in the near term. As a result, the Company’s assets will be highly concentrated in a single digital asset. Adverse developments specific to ATH, its protocol, or its network could have a disproportionate impact on the Company’s financial condition and results of operations.

The Company's Treasury Strategy is intended to bring value to its stockholders through the following:

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

Axe Compute also continues to operate its Legacy Business, which is designed to support the discovery and development of optimal cancer therapies. In the Legacy Business, the Company uses AI and its proprietary biobank of 150,000+ tumor samples, categorized by tumor type, to provide actionable insights about drug compounds to improve the drug discovery process and increase the probability of drug compound success. The Company also creates and develops tumor-specific 3D cell culture models mimicking the physiological environment of human tissue, enabling better-informed decision-making during drug development. In February 2026, the Company announced that it is exploring strategic alternatives for this oncology drug discovery solutions business, but the Company’s Board of Directors has not committed to a specific course of action. Accordingly, the oncology drug discovery solutions business did not meet the criteria under FASB ASC 205-20, Discontinued Operations to be classified as discontinued operations and held for sale, and therefore is reflected as continuing operations within these consolidated financial statements.

ATH and the Aethir Network

Listed on June 12, 2024, ATH is the native cryptocurrency of the Aethir network. It is a core component of the Aethir ecosystem, serving as the primary medium of exchange for transactions within the network. There is a fixed, total supply of 42 billion ATH tokens.

Key Functions of ATH:

●	Facilitating Payments - ATH is used to pay for various services on the Aethir network, such as renting GPU resources for AI applications, cloud gaming, and other computational tasks.

●	Governance - ATH holders have the right to participate in the governance of the Aethir network by voting on proposals and decisions that affect the future of the platform.

●	Staking - Users can stake their ATH tokens to support the security and operation of the network, and in return, they earn rewards in the form of additional ATH tokens.

●	Security and Quality Assurance - ATH is used to incentivize participants in the network to maintain the security and quality of the services provided.

Government Regulation

Both our business segments are subject to or impacted by extensive and frequently changing laws and regulations in the United States (at both the federal and state levels) and the other jurisdictions in which we conduct business, including some specific to our business, some specific to our industry, and others relating to conducting business generally (e.g., U.S. Foreign Corrupt Practices Act). We also are subject to inspections and audits by governmental agencies

The laws and regulations applicable to ATH and other digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets. Certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (“CFTC”), the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of ATH, the markets for ATH and cryptocurrency in general, and our activities in particular, our business and inter-connectivity with Aethir may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our business strategy utilizing Aethir. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity.

The CFTC takes the position that some digital assets fall within the definition of a “commodity” under the Commodities Exchange Act of 1936, as amended (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

The SEC and its staff have taken the position that certain other digital assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider specific digital assets, like Bitcoin, to be a security under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets.

In addition, because transactions in ATH provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of ATH and Aethir networks, and there is the possibility that law enforcement agencies could close or blacklist such Aethir networks or other Aethir-related infrastructure with little or no notice and prevent users from accessing or retrieving ATH held via such platforms or infrastructure. For example, the U.S. Treasury Department’s Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals. Additionally, in January 2025, the Consumer Financial Protection Bureau announced that it is seeking public input on privacy protections and surveillance in digital payments, particularly those offered through large technology platforms.

As noted above, activities involving ATH and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. In the U.S., regulation on stablecoins was recently signed into U.S. federal law through the GENIUS Act which established the first comprehensive regulatory framework specifically for “payment stablecoins” - digital assets designed to maintain a stable value pegged to a fiat currency (typically the U.S. dollar) and intended for use in payments or transfers. The GENIUS Act aims to foster innovation in the stablecoin sector while ensuring financial stability, consumer protection, and compliance with anti-money laundering standards.

The regulatory landscape for digital assets continues to evolve rapidly across different jurisdictions, and we may become subject to new laws and regulations that could materially affect our business operations, compliance obligations, and financial performance. For a comprehensive discussion of the risks that existing and future regulations pose to our business, including specific regulatory developments that may materially affect our operations, see the section entitled “Risk Factors” in this Report.

Recent Developments

On March 20, 2025, the Company completed the sale of assets related to its wholly owned subsidiary, Skyline Medical Inc., to DeRoyal Industries, Inc., a global manufacturer and supplier of medical products. Skyline Medical produced the FDA-cleared STREAMWAY System and associated products for automated medical fluid waste management and patient-to-drain medical fluid disposal and was previously classified as the Company’s Eagan operating segment.

On September 19, 2025, the Company’s stockholders approved a one-for-fifteen (1-for-15) reverse stock split of the Company’s common stock, which became effective at 12:01 a.m. on Tuesday, September 30, 2025.

On October 8, 2025, the Company announced the closing of two previously announced private investment in public equity transactions (“PIPEs”) totaling approximately $343.5 million to support the Company’s adoption of a digital asset treasury strategy focused on ATH, the native utility token of the Aethir ecosystem. The Company raised an aggregate of approximately $343.5 million in the PIPEs from the purchase and sale of (i) an aggregate of approximately 4.4 million shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) for a purchase price of $11.6265 per share (the “Offering Price”) of common stock (or per pre-funded warrant in lieu thereof) for aggregate cash gross proceeds of approximately $50.8 million (the “Cash PIPE”), and (ii) pre-funded warrants to purchase up to approximately 14.9 million shares of common stock for a purchase price of $11.6165 per pre-funded warrant in exchange for approximately $292.7 million in notional value representing approximately $173.3 million in discounted value of in-kind contributions of locked and unlocked ATH (the “Crypto PIPE”). The pre-funded warrants issued in the Crypto PIPE became exercisable immediately following the Company’s receipt of shareholder approval for the exercise of such pre-funded warrants. The PIPEs closed concurrently on October 7, 2025. The Company has used the cash and in-kind contribution of ATH to fund the Company’s digital asset treasury strategy as well as for working capital and general corporate purposes.

On December 1, 2025, we received formal notice from the Nasdaq Hearings Panel (the “Panel”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were in compliance with the stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). Accordingly, the previously disclosed listing matter has been closed. Nasdaq’s notice further stated that pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from December 1, 2025. If, within that one-year monitoring period, the Nasdaq Listing Qualification Staff (the “Staff”) finds the Company again out of compliance with the Stockholders’ Equity Requirement, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened hearings panel if the initial Panel is unavailable.

On December 11, 2025, we changed our corporate name from Predictive Oncology Inc. to Axe Compute Inc. following the filing of a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Name Change”). Beginning on December 12, 2025, our common stock began trading on the Nasdaq Capital Market under the ticker symbol “AGPU.” In connection with the Name Change, we announced an expansion of our business strategy to include high-performance enterprise artificial intelligence infrastructure. Our historical oncology drug discovery and biomedical research operations, or Legacy Business, includes our AI-driven tumor drug-response prediction platforms, proprietary tumor biobank and related laboratory and biomarker testing services, and were developed under our prior Predictive Oncology business model. We intend to evaluate opportunities for the Legacy Business, including the potential use of the data assets and predictive models developed through those operations in connection with our expanded artificial intelligence infrastructure strategy.

On February 6, 2026, our Board voted to terminate, without cause, the employment of Raymond F. Vennare as Chief Executive Officer, effective February 9, 2026. Mr. Vennare also resigned as Chairman and a member of the Board effective the same date. In connection with his termination, Mr. Vennare entered into a separation agreement providing for severance and other benefits. The Board appointed Chuck Nuzum, an existing member of the Board, as Chairman effective February 9, 2026. In addition, the Board appointed Christopher Miglino as Chief Executive Officer and as a member of the Board effective February 9, 2026. In connection with his appointment, we entered into an employment agreement with Mr. Miglino and granted him stock options to purchase 500,000 shares of our common stock as an inducement award.

On February 24, 2026, we announced that we engaged Cardiff Advisory LLC to assist in exploring strategic alternatives for our Legacy Business. The strategic review process, which is being conducted under the oversight of our Board, may include a potential sale, partnership, licensing arrangement, joint venture or other transaction involving the Company’s biobank platform and related operations. The review reflects our continued focus on advancing our artificial intelligence compute infrastructure strategy while evaluating opportunities to maximize value from non-core legacy assets. There can be no assurance that the strategic review process will result in any transaction.

On March 3, 2026, we announced that our Board appointed Dr. Theodore Zhu and Thorsten Dirks as members of the Board.

Capital Requirements

Since inception, we have been unprofitable. For the year ended December 31, 2025, our cash used in continuing operations was $9.876,039 and for the year ended December 31, 2024, was $10,103,084. We incurred losses from continuing operations of $232,853,647 and $10,224,655 for the years ended December 31, 2025, and December 31, 2024, respectively. As of December 31, 2025, and December 31, 2024, we had an accumulated deficit of $413,521,474 and $180,426,271, respectively.

We have never generated sufficient revenues to fund our capital requirements. We have funded our operations through a variety of debt and equity instruments. Since 2023, we have monetized certain assets and curtailed expenses. In September 2025, we adopted the Treasury Strategy, providing new sources of capital and creating additional capital needs. See “Liquidity and Capital Resources - Liquidity and Plan of Financing” and “Liquidity and Capital Resources - Financing Transactions” below.

As of December 31, 2025, the Company had approximately $10.8 million of cash and cash equivalents. Additionally, the Company has significant holdings in ATH digital assets that serve as potential sources of liquidity for the Company. However, management notes the market price has exhibited substantial volatility over the trailing 3-, 6-, and 9-month periods and acknowledges that ATH prices are subject to rapid fluctuations due to a myriad of factors including market sentiment, regulatory developments, network adoption, Aethir Foundation governance decisions, and broader crypto-asset market conditions.

Additional sources of liquidity could include the Company’s ATM facility, of which $18.3 million remains available pursuant to the prospectus supplement filed on October 29, 2025, and the SEPA facility against which the Company could sell $10 million of shares of its common stock, each subject to certain limitations and conditions associated with the respective facilities.

Our future cash requirements and the adequacy of available funds depend on our ability to generate income from our compute services and Treasury Strategy, and the availability of future financing to fulfill our business plans. Management expects operating losses to continue in the near term while the Company scales its compute services and Treasury Strategy. See “Liquidity and Capital Resources - Liquidity and Plan of Financing” below. Our recent strategic pivot into compute services and adoption of the Treasury Strategy make prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

Results of Operations

Comparison of Year Ended December 31, 2025, with Year Ended December 31, 2024

	2025	2024	Difference
Revenue	$125,284	$84,812	$40,472
Gains (losses) on digital assets	(152,490,550)	-	(152,490,550)
Cost of revenues	72,622	78,285	5,663
General and administrative expenses	25,924,358	7,235,797	(18,688,561)
Research and development	2,147,222	2,241,461	94,239
Sales and marketing expenses	406,247	833,199	426,952
Total operating gain (loss)	(180,915,715)	(10,303,930)	(170,611,785)
Other income (expense)	(51,937,932)	79,275	(52,017,207)
Income (loss) from continuing operations	(232,853,647)	(10,224,655)	(222,628,992)
Income (loss) from discontinued operations	(241,556)	(2,439,733)	2,198,177
Net income (loss)	$(233,095,203)	$(12,664,388)	$(220,430,815)

Revenue. We recorded revenue of $125,284 in 2025, compared to $84,812 in 2024. Revenues for the years ended December 31, 2025, and 2024, were derived from the Drug Discovery Services business. The increase in revenue from the comparative period was primarily due to completion of a tumor-specific 3D model in the 2025 period, which was not present in 2024.

Gains (losses) on digital assets. We recorded a loss on digital assets of $152,490,550 in the year ended December 31,2025, with no such losses recorded in the comparative period. The losses in the 2025 period are derived from the losses on digital assets. This primarily represents the change in fair value of the Company’s ATH holdings, which were not present in the comparative period.

Cost of revenues. Cost of revenues was $72,622 and $78,285 for the years ended December 31, 2025, and 2024, respectively. Cost of revenues for the year ended December 31, 2025, was relatively flat from the comparative period in 2024.

General and administrative expenses. General and administrative expenses primarily consist of management salaries, professional fees, consulting fees, depreciation and amortization, office rents, and general office expenses. General and administrative expenses increased by $18,688,561 to $25,924,358 in 2025 from $7,235,797 in 2024. The increase was primarily due to an increase in stock-based compensation for employees and non-employees of $16.5 million, $15.4 million of which relates to warrants issued as compensation pursuant to the Strategic Advisor Agreement in connection with the Company’s Treasury Strategy, and an increase in professional service fees of $1.0 million.  The Company incurred additional professional service fees in the current year in conjunction with the adoption of the Treasury Strategy.

Research and development expenses. Research and development expenses primarily consist of expenses related to product development, prototyping and testing. Research and development expenses decreased by $94,239 to $2,147,222 in 2025 compared to $2,241,461 in 2024. Research and development expenses were largely unchanged from the comparative period in 2024.

Sales and marketing expenses. Sales and marketing expenses consist of expenses required to market and sell our products. Sales and marketing expenses decreased by $426,952 to $406,247 in 2025 compared to $833,199 in 2024. The decrease in 2025 was primarily due to there no longer being staff-related expenses for sales and marketing and severance expenses incurred in the year ended December 31, 2024.

Other income (expense). In the year ended December 31, 2025, the Company incurred other expenses of $51,937,932, which primarily consists of a loss related to the change in the fair value of the derivative related to the Crypto PIPE. Comparatively, in the year ended December 31, 2024, the Company earned other income of $79,275, primarily consisting of interest income.

Income Taxes. We incurred zero income tax expense from continuing operations in 2025 and 2024 due to losses in both years.

Liquidity and Capital Resources

Cash Flows

On December 31, 2025, we had $10,790,850 in cash and cash equivalents. Cash and cash equivalents increased by $10,179,028 from the prior year due to the following factors.

Net cash used in operating activities of continuing operations was $9,876,039 in 2025, compared to $10,103,084 in 2024. Cash used in operating activities of continuing operations decreased in 2025 primarily due to lower cash operating losses and decreases in cash used in working capital. Changes in cash used in working capital included increases in accounts payable and accrued expenses, offset by a decrease in operating lease liability.

Net cash used in investing activities of continuing operations was $32,616,819 in 2025, compared to $9,510 in 2024. Cash used in investing activities of continuing operations increased in 2025 due to digital asset purchases related to the Treasury Strategy adopted in the year ended December 31, 2025.

Net cash provided by financing activities of continuing operations was $52,006,573 in 2025 compared to $3,939,194 in 2024. Cash provided by financing activities of continuing operations in 2025 was primarily related to the Cash PIPE Offering, related to proceeds from the exercise of warrants to purchase common stock, proceeds from the issuance of common stock pursuant to the ATM offering, proceeds from the issuance of common stock pursuant to the Extension Agreement with Renovaro, proceeds from the issuance of common stock pursuant to a Registered Direct Offering, and proceeds from private placements of common stock with accredited investors in May and August, while the cash provided in 2024 was primarily proceeds from the issuance of common stock pursuant to the ATM offering completed in May 2024 and proceeds from the exercise of warrants into common stock pursuant to the Warrant Inducement Transaction in July 2024.

Net cash provided by (used in) discontinued operations was $542,462 in 2025, compared to $(1,820,587) in 2024. Net cash used in operating activities of discontinued operations was $82,538 and $1,852,587 for the years ended December 31, 2025, and 2024, respectively. This change primarily relates to decreased cash losses due to ceasing the discontinued operations. Net cash provided by investing activities of discontinued operations was $625,000 and $32,000 for the years ended December 31, 2025, and 2024, respectively. There was no cash provided by or used in financing activities of discontinued operations in either period presented.

Liquidity and Plan of Financing

We have incurred significant and recurring losses from operations for the past several years and, as of December 31, 2025, had an accumulated deficit of $413,521,474. We had cash and cash equivalents of $10,790,850 as of December 31, 2025. We had short-term obligations of $4,266,896 and long-term operating lease obligations of $904,495 as of December 31, 2025. During the year ended December 31, 2025, we incurred negative cash flows from continuing operating activities of 9,876,039.

A significant portion of the negative cash flows from continuing operating activities relates to the loss from continuing operations, which arose due to the large unrealized losses on digital assets that were recorded along with the loss on derivative instruments.

To meet its short-term liquidity needs in the next twelve months, which are primarily comprised of working capital requirements, the Company has access to various sources of short-term liquidity including cash and cash equivalents and ATH tokens in its treasury. These include approximately 2.8 billion ATH tokens held as of December 31, 2025, and an additional 2.0 billion ATH tokens expected to vest over the subsequent twelve-month period. Although we do not anticipate needing to use our ATH to meet our short-term liquidity needs, to the extent necessary, we may seek to use proceeds from the sale of our ATH to meet such needs. Additional sources of liquidity could include the Company’s ATM facility and the SEPA facility, subject to certain limitations and conditions associated with the respective facilities.

Management considers the ATM facility to be a viable source of incremental liquidity during fiscal year 2026, subject to market conditions. Management does not assume immediate or full utilization of the ATM facility in its base-case liquidity forecast. Rather, ATM proceeds are considered a discretionary funding source that could be accessed opportunistically during periods of sufficient market liquidity and pricing stability. Based on current market conditions, management believes that any ATM issuances, if undertaken, would likely have potential to occur in the latter portion of fiscal year 2026.

Beyond the next twelve months, our long-term liquidity needs are primarily for obligations related to working capital requirements. Our ability to meet these needs and the adequacy of available funds depend on our ability to generate income from our compute services and Treasury Strategy, and the availability of future financing to fulfill our business plans. The Company will also have access to an additional 1.5 billion ATH tokens expected to vest beyond twelve months from December 31, 2025.

Management notes that a significant portion of the Company’s liquidity is held in ATH, a digital asset, the market price of which has exhibited substantial volatility over the trailing 3-, 6-, and 9-month periods. Management acknowledges that ATH prices are subject to rapid fluctuations due to a myriad of factors including market sentiment, regulatory developments, network adoption, Aethir Foundation governance decisions, and broader crypto-asset market conditions.

Management has considered downside price scenarios in which the market price of ATH declines materially over the 12-month period following the balance sheet date. Under these scenarios, the U.S. dollar value of the Company’s ATH holdings available for liquidity purposes would be reduced, which has the potential to pressure the Company’s ability to fund operating expenses.

Management has incorporated these possible scenarios when determining the Company’s liquidity, however, management believes the Company has access to sufficient alternative liquidity sources, as noted above, to weather adverse ATH market price conditions.

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

On October 29, 2025, in accordance with the terms of the Sales Agreement, we determined to further increase the number of shares we may sell under the Sales Agreement, from the approximately $2,292,000 remaining as of September 30, 2025 up to an aggregate of $18,330,000, and we filed an additional prospectus supplement with the SEC on October 29, 2025.

As of December 31, 2025, approximately $18,330,000 remained available to us for sales of our common stock under the Sales Agreement.

During the year ended December 31, 2025, we issued and sold 139,680 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $1,530,000 after deducting approximately $342,000 in issuance costs.

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

As of December 31, 2025, the Company had sold no shares pursuant to the SEPA.

August 2025 Private Placement

On August 26, 2025, we entered into a securities purchase agreement with an accredited investor pursuant to which we sold and issued 36,237 shares of our common stock, at a purchase price of $11.40 per share, in a private placement transaction. This issuance closed on August 26, 2025.

September 2025 Private Placements

On September 29, 2025, we entered into two securities purchase agreements, as further described above under “Recent Developments - September 2025 Private Placements.”

In the Cash PIPE Offering, we sold an aggregate of 4,366,703 shares of our common stock (or pre-funded warrants at a nominal $0.01 exercise price per share to purchase shares of common stock, in lieu thereof) to certain accredited investors for $11.6265 per share. Aggregate Cash PIPE Offering proceeds were $50.8 million before issuance fees and expenses.

In the Crypto PIPE, we sold the Crypto PIPE Warrants to purchase up to 14,903,393 shares of our common stock at a nominal $0.01 exercise price per share. As consideration for the Crypto PIPE Warrants, we received locked and unlocked ATH from purchasers with an aggregate notional value and discounted value of $292.7 million and $173.3 million, respectively. The September Private Placements closed on October 7, 2025.

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

Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. We believe that the following discussion addresses our critical accounting estimates and reflects those areas that require more significant judgments and use of estimates and assumptions in the preparation of our audited consolidated Financial Statements.

Fair Value of Digital Asset Receivable

The Digital asset receivable is a hybrid financial instrument containing an embedded derivative that must be bifurcated and remeasured at fair value each reporting period in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Because there is no directly observable market for illiquid, contractually restricted ATH tokens subject to a time-based vesting schedule, the embedded derivative is classified as Level 3. The key unobservable input is the discount applied to reflect the lack of transferability and control during the restriction period. The fair value of this instrument is highly sensitive to changes in the market price of ATH and to changes in the assumed liquidity discount inputs, and materially different outcomes are reasonably possible if those assumptions were to change. See Note 5 —Digital Assets and Note 6 — Fair Value Measurements in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further detail.

Fair Value of Derivative Instrument — Side Letter

The Company accounts for the Side Letter with DCI Foundation as a derivative instrument. This classification requires judgment because the Side Letter contains multiple features whose combined economics cause the instrument to meet the derivative definition rather than to be assessed as an executory arrangement or a series of discrete transactions. The fair value of any outstanding Side Letter derivative is classified as Level 3 that incorporates unobservable inputs including expected open market purchase volumes, ATH forward prices, probability of timely delivery, and DCI’s counterparty credit risk. As of December 31, 2025, no derivative asset was outstanding because the Company had received all Bonus ATH due under the Side Letter for purchases made through year-end; however, the classification and measurement of this instrument in future periods will continue to require significant judgment as the Company’s Treasury Strategy and open market purchasing activity evolves. See Note 5 —Digital Assets in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further detail.

Fair Value of Derivative Instrument – Crypto SPA

The Company determined that the Crypto SPA met the definition of a derivative in accordance with ASC 815, because the economic value of the arrangement was indexed to the USD price of ATH while requiring the issuance of a fixed number of shares. Accordingly, the Company recognized a derivative liability at fair value on September 29, 2025, and remeasured the liability through earnings until settlement on October 7, 2025.

The fair value of the derivative liability was estimated using a Monte Carlo simulation model designed to project the expected settlement value of the instrument as of the closing date. The fair value measurement required significant judgment due to the use of unobservable inputs, including expected volatility of ATH and the Company’s stock and the appropriate discount applied to restricted ATH holdings. Small changes in these assumptions, particularly volatility and ATH pricing, could have resulted in materially different fair value measurements.

From inception through settlement, the fair value of the derivative liability decreased by approximately $52.7 million, and this change was recognized as a loss within “Gain (loss) on derivative instruments” in the consolidated statements of net loss. Upon settlement, the derivative liability was extinguished when investors tendered ATH and the Company issued warrants. See Note 11 —Stockholders’ Equity in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further detail.

Revenue Recognition

We generate revenues from Contract Research Organization (“CRO”) services related to the development of 3D tumor-specific in vitro models for oncology drug discovery and research. The specific pattern of revenue recognition for CRO services is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. We evaluate each product or service promised in a contract to determine whether it represents a distinct performance obligation. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Contracts for CRO services generally contain one performance obligation to perform research and deliver appropriate data or reporting. Revenues from CRO services are generally recognized at the point in time when data and reports are provided to customers. See Note 2 - Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further details of our revenue recognition policies.

We also have a collaboration arrangement, under which we have utilized our active learning technology, proprietary biobank, and know-how to provide predictive models of tumor responses to various drug compounds. This collaboration arrangement includes sales-based royalties, under which our collaboration partner is obligated to pay us revenue sharing fees that are based on the net revenue from the collaboration partner’s commercialized drugs. The percentage of net revenue varies depending on the stage of development. The revenue sharing fees represent variable consideration, which requires us to estimate the expected value of revenue sharing fees and extent to which those estimates are constrained. These estimates are reassessed at each reporting period. To date, we have not recognized revenues related to revenue sharing fees pursuant to our collaboration arrangement. See Note 4 - Contracts with Customers in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further details of our collaboration arrangement.

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

Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognizes that. We have been traded on the NASDAQ Capital Market exchange since 2015 and have experienced significant volatility in our stock price. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 12 – Stock-Based Compensation in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further details of our stock-based compensation.

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

The recoverability of an asset to be held and used is determined by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, we record an impairment charge in the amount by which the carrying amount of the asset exceeds its fair value, which is determined by either a quoted market price, if any, or a value determined utilizing discounted cash flow techniques. See Note 7 - Property and Equipment, Net in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further details.

Income Taxes

Deferred income taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences, which are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income taxes are subject to certain limitations under Section 382. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 14 - Income Taxes in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further details.

Recent Accounting Developments

See “Recent Accounting Pronouncements” and “Recently Adopted Accounting Standards” under Note 2 - Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. As defined in the securities laws, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the acquisitions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of December 31, 2025 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2025.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors of the Registrant

The following table identifies the individuals who serve as our executive officers and directors as of March 31, 2026:

Name	Age	Position Held
Christopher Miglino	57	Chief Executive Officer and Director

Josh Blacher	53	Chief Financial Officer

Chuck Nuzum	77	Chairman of the Board of Directors Member of the Audit, Compensation and Nominating and Governance Committees

Daniel E. Handley, Ph.D.	66	Director Member of the Nominating and Governance Committee

Gregory S. St. Clair, Sr.	60	Director Member of the Audit and Compensation Committees

Theodore Zhu, Ph.D.	66	Director

Matthew J. Hawryluk, Ph.D.	48	Director Member of the Compensation Committees

Thorsten Dirks	62	Director Member of the Audit Committee

Business Experience

Christopher Miglino. has more than 25 years of experience building and operating public and private companies across technology, fintech, media, and digital assets. Since March 2010, Mr. Miglino has served and continues to serve as the Chief Executive Officer and Co-Founder of SRAX, Inc., a fintech and data company, where he led the company through its NASDAQ listing and multiple capital raises, and oversaw all SEC reporting and compliance obligations. During his tenure at SRAX, Mr. Miglino launched and later sold a pharmaceutical advertising division for approximately $50 million and built investor intelligence and communications SaaS platforms used by hundreds of public companies. From January 2024 to January 2026, Mr. Miglino served as President and Co-Founder of DNA Holdings Venture Inc., a blockchain and Web3-focused investment firm, where he oversaw fund operations, strategic partnerships, and capital deployment. Previously, Mr. Miglino founded Conscious Enlightenment, a multi-media company he sold to Gaiam (NASDAQ: GAIA) in 2007, and co-founded Centerlinq, an interactive kiosk and loyalty platform company he sold to a public company. Mr. Miglino holds a Bachelor of Science in Finance from the University of Southern California

Josh Blacher. Mr. Blacher was appointed as our Chief Financial Officer effective September 30, 2023. Mr. Blacher has served as a consultant with Danforth Advisors, LLC since September 2022 and as Managing Partner of Columbus Circle Capital LLC (“Columbus Circle Capital”) since August 2019. During his tenure at Columbus Circle Capital, Mr. Blacher has served as CFO at several public and private companies. Prior to his tenure at Columbus Circle Capital, Mr. Blacher served as Chief Business Officer at Inmed Pharmaceuticals (Nasdaq: INM) from April 2018 to August 2019, as Chief Financial Officer of Therapix Biosciences (Nasdaq: TRPX) from April 2017 to April 2018, and as Chief Financial Officer at Galmed Pharmaceuticals (Nasdaq: GLMD) from October 2014 to March 2017. Mr. Blacher holds a Bachelor of Arts from Yeshiva University and a Master of Business Administration from Columbia Business School.

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

Chuck Nuzum. Mr. Nuzum was appointed to the Board on July 9, 2020, and subsequently appointed Chairman of the Board of Directors on February 6, 2026. He has extensive experience as a CFO that ranges from private start-ups to large publicly traded companies. Mr. Nuzum presently provides financial consulting services on a project basis to companies such as McKesson, BioMarin, AutoDesk and Squire Patton Boggs, a financial services company and a company employing advanced technology to construct affordable homes and mentors start-up companies. Previously he was co-founder and CFO of the Tyburn Group, a financial services company that creates and delivers prepaid payroll and general-purpose card programs for customers. For the four years prior, Mr. Nuzum served as the Controller of Dey, L.P., a large pharmaceutical manufacturing subsidiary of Merck KGaA. Prior to that he was co-founder, Executive Vice President and CFO of SVC Financials Services, one of the first companies in the field to integrate a mobile money solution for global distribution, Vice President of Finance and Administration at Tiburon, Inc., a leader in public safety and justice information systems, and CFO of Winebid.com the world’s leading e-commerce wine auction company. For more than two decades, Mr. Nuzum was CFO of Loomis Fargo & Co., the well-known international provider of ATM systems, armored cars and other security services. Mr. Nuzum, a Certified Public Accountant, earned his BA at the University of Washington at Seattle.

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

Theodore Zhu, Ph.D. Dr. Zhu, has served as the Founder and Chairman of Iotelligent Technology since 2011, where he focuses on developing neural network-based solutions for mobile Internet-of-Things applications. Dr. Zhu previously served as President and Chief Operating Officer of Celestial Semiconductor, where he led the turnaround of the fabless semiconductor and software company and oversaw its sale to Cavium Networks for $55 million in 2011. Earlier in his career, Dr. Zhu co-founded Jazz Semiconductor and served in several senior roles including Chief Marketing Officer, Vice President of Worldwide Sales, and China Operations, helping grow revenue significantly and playing a key role in the company’s IPO and subsequent sale to Acquicor Technology. Dr. Zhu has also held senior leadership and technical roles at BitShield Corporation, Conexant Systems, Honeywell, and Motorola, and started in academia as an Assistant Professor of Physics at Brown University. Dr. Zhu holds a Ph.D. in Solid State Physics from Purdue University and a B.S. in Physics from Shanghai Jiao Tong University, and is the author of numerous scientific publications and holder of more than 85 U.S. patents.

Matthew J. Hawryluk, Ph.D. Dr. Hawryluk was appointed to the Board on November 29, 2022 and was appointed to the Board as a Class II director. Dr. Hawryluk has served as Chief Business Officer of Prime Medicine, Inc. (Nasdaq: PRME) since November 2025. Before joining Prime Medicine, Dr. Hawryluk served as Chief Business Officer at AIRNA Corporation from January 2025 to June 2025. Prior to AIRNA, Dr. Hawryluk served as Executive Vice President and Chief Business Officer of Gritstone bio, Inc. from November 2015 to December 2024. Prior to Gritstone, from April 2011 to October 2015, Dr. Hawryluk held positions of increasing responsibility at Foundation Medicine, Inc., then a public molecular diagnostics company (subsequently acquired by Roche), most recently serving as Vice President, Corporate and Business Development. Previously, he held roles in business development, marketing, and product management across multiple divisions of Thermo Fisher Scientific, Inc. Dr. Hawryluk received a B.S. from the University of Notre Dame, a Ph.D. in cell biology and protein biochemistry from the University of Pittsburgh School of Medicine and an M.B.A. at Carnegie Mellon University’s Tepper School of Business as a Swartz Entrepreneurial Fellow.

Thorsten Dirks. Mr. Dirks, is a seasoned international executive with nineteen years of board-level experience, including approximately fifteen years serving as Chief Executive Officer. Mr. Dirks has held senior leadership positions across the telecommunications and aviation industries, including Chief Executive Officer of E-Plus Group, Chief Executive Officer of Telefónica Deutschland, and Chief Executive Officer of Deutsche Glasfaser, an EQT portfolio company. He has also served as an Executive Board Member of Deutsche Lufthansa AG and KPN N.V., and as a member of the Group Executive Committee of Telefónica S.A.. Earlier in his career, Mr. Dirks held executive roles including Chief Technical Officer and Chief Operating Officer at KPN Mobile International and served as President of the BitKom. He is also a former officer in the German Air Force and has extensive experience in corporate transformation, mergers and acquisitions, post-merger integration, digitalization strategy, governance and compliance, and crisis management.

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

Our Certificate of Incorporation and Bylaws provide for the division of the members of our Board of Directors into three classes, with the term of each class expiring in different years. The term of our Class I directors expires in 2028, the term of our Class II directors expires in 2026, and the term of our Class III directors expires in 2027. The class of directors up for election or reelection will be elected to three-year terms. The current directors are divided into classes as follows:

CLASS I (term expiring in 2028)	CLASS II (term expiring in 2026)	CLASS III (term expiring in 2027)
Chuck Nuzum Daniel E. Handley	Matthew J. Hawryluk Gregory S. St. Clair, Sr. Theodore Zhu	Thorsten Dirks

Christopher Miglino is not assigned to a class, but was appointed to the Board  to serve until the next annual meeting of stockholders and until his successor is duly elected and qualified or until his earlier resignation, removal, or death.

The Board met five times in fiscal year 2025. All of our directors attended at least 75% of the meetings of the Board and committees on which they served. The Company does not have a policy with respect to the attendance of directors at the Company’s annual meeting of stockholders.

Director Nomination Process

The Nominating and Governance Committee of the Board is responsible for reviewing candidates for Board membership consistent with the Committee’s criteria for selecting new directors or as recommended by our stockholders. Annually, the Committee recommends a slate of nominees to the Board for consideration at our annual stockholders’ meeting. The processes followed by the Nominating and Governance Committee are contained in the Committee charter, which is posted on our website. The Committee will consider candidates for the Board recommended by a stockholder, and its process and criteria for analyzing such a candidate do not differ from that applied when a candidate is recommended by another source. To submit a candidate for consideration for nomination, stockholders must submit such recommendation in writing to our Board Secretary, Mr. Nuzum, at 91 43rd Street, Suite 110, Pittsburgh, Pennsylvania 15201.

Board Committees

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Governance Committee.

Below is a description of each committee of the Board as such committees are presently constituted.

Audit Committee; Audit Committee Financial Expert

The Audit Committee of the Board of Directors oversees the Company’s corporate accounting and financial reporting processes and audits of its financial statements.

The functions of the Audit Committee, as governed by its charter, include, among other things:

●	serving as an independent and objective party to monitor the Company’s financial reporting process and internal control system;

●

coordinating, reviewing and appraising the audit efforts of the Company’s independent auditors and management and, to the extent the Company has an internal auditing or similar department or persons performing the functions of such department (“internal auditing department” or “internal auditors”), the internal auditing department; and

●

Communicating directly with the independent auditors, financial and senior management, the internal auditing department, and the Board regarding the matters related to the committee’s responsibilities and duties.

Both our independent registered public accounting firm and management periodically meet privately with the Audit Committee. Our Audit Committee currently consists of Mr. Nuzum, as the chairperson, Mr. St. Clair, and Mr. Dirks. Each Audit Committee member is a non-employee director of the Board. The Board reviews the definition of independence for Audit Committee members under the applicable rules of the Nasdaq Stock Market (the “Nasdaq Rules”) on an annual basis and has determined that all current members of our Audit Committee meet the heightened independence requirements under applicable Nasdaq Rules and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that Mr. Nuzum meets the criteria as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act of 1933, as amended, and that all members of the Audit Committee have the financial literacy required by the Nasdaq Rules. The Audit Committee met four times in fiscal year 2025.

Compensation Committee

The Compensation Committee of the Board of Directors currently consists of three directors: Mr. Nuzum, as the chairperson, Mr. St. Clair and Dr. Hawryluk. All members of the Compensation Committee are “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and “independent directors,” as such term is defined by the Nasdaq Rules.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee who served as such during the year ended December 31, 2025, has been an executive officer or employee of ours while serving on the Committee or had a relationship requiring disclosure under Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. None of our officers currently serves, or has served during the last completed year, on the Compensation Committee or the Board of any other entity that has one or more officers serving as a member of the Board or the Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee of the Board of Directors currently consists of Dr. Handley, as the chairperson, and Mr. Nuzum. All members of the Nominating and Governance Committee are “independent directors,” as such term is defined by the Nasdaq Rules, and free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a member of the Committee.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Based solely on review of the copies of Forms 3 and 4 and amendments thereto filed with the SEC during the fiscal year ended December 31, 2025 and Forms 5 and amendments thereto filed with the SEC with respect to such fiscal year, or written representations that no Forms 5 were required, we believe that there were no instances where our officers, directors and greater than ten percent beneficial owners failed to file on a timely basis all Section 16(a) filing requirements during the fiscal year ended December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION.

Overview

This section describes the material elements of the compensation awarded to, earned by or paid to (i) each individual who served as our principal executive officer during 2025, (ii) our two most highly compensated other executive officers who were serving as executive officers at the end of 2025 and who received more than $100,000 in the form of salary and bonus during such year, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as an executive officer at the end of 2025. We refer to these individuals as our “Named Executive Officers.” During 2025, Messrs. Vennare and Blacher were our only executive officers. Our Named Executive Officers are:

●	Raymond F. Vennare, former Chief Executive Officer;

●	Josh Blacher, Chief Financial Officer; and

●	Christopher Miglino, Chief Executive Officer and Director

Summary Compensation Table for Fiscal 2025 and 2024

The following table provides information regarding the compensation awarded to or earned by each of the Named Executive Officers during the fiscal years ended December 31, 2025, and December 31, 2024:

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total Compensation

Raymond F. Vennare, Chief Executive Officer	2025	$682,486	245,858 (a)	$287,500	$1,215,844
	2024	$525,000	$-	$-	$525,000

Josh Blacher, Chief Financial Officer	2025	$-	98,940 (b)	$404,995	$503,935
	2024	$-		$453,940	$453,940

(a)	Represents the grant-date fair value of RSUs granted to Mr. Vennare, 8,331 RSUs were granted on September 9, 2025 and 20,000 RSUs were granted on December 10, 2025.
(b)	Represents the grant-date fair value of RSUs granted to Mr. Blacher, 6,467 RSUs were granted on September 9, 2025.

Newly Appointed Chief Executive Officer

On February 6, 2026, the Board appointed Christopher Miglino as Chief Executive Officer to succeed Mr. Vennare, and as a member of the Board to fill the vacancy created by Mr. Vennare’s resignation, effective as of February 9, 2026. In connection with Mr. Miglino’s appointment as Chief Executive Officer of the Company, the Company and Mr. Miglino entered into an employment agreement, dated February 9, 2026 (the “Employment Agreement”), which provides for, among other things, payment to Mr. Miglino of an annual base salary equal to $575,000, and at the discretion of the Board’s Compensation Committee (the “Committee”), to receive grants of stock options or other equity awards. Mr. Miglino will also be eligible to participate in the Company’s (i) bonus program with annual cash bonus equal up to 50% of his salary or at the discretion of the Committee, a higher percentage based on his and the Company’s performance, (ii) long-term incentive plan to be adopted and maintained by the Compensation Committee, and (iii) standard employee benefit plans generally available to executive employees of the Company.

In addition, as a material inducement to Mr. Miglino’s appointment as Chief Executive Officer, on February 9, 2026 (the “Grant Date”) the Company granted Mr. Miglino stock options (the “Options”) to purchase 500,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the Grant Date, pursuant to a Stock Option Inducement Award Agreement (the “Option Agreement”) between Mr. Miglino and the Company. One-third of the Options will vest on the first anniversary of the Grant Date with the remaining two-thirds of the Options vesting in equal monthly installments over the following twenty-four months, in each case subject to Mr. Miglino’s continued employment with or service to the Company through each applicable vesting date.

Outstanding Equity Awards at Fiscal Year-end for Fiscal 2025

On September 9, 2025, the Company granted 8,331 RSUs to Mr. Vennare and 6,467 RSUs to Mr. Blacher. These RSUs vested on October 31, 2025. There were no other outstanding equity awards held by the named executive officers as of December 31, 2025.

Executive Compensation Components for Fiscal 2025

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

Stock options provide executive officers, directors, and other employees with the opportunity to purchase common stock at a price fixed on the grant date regardless of future market price. A stock option becomes valuable only if the common stock price increases above the option exercise price and the holder of the option remains employed or appointed during the period required for the option shares to vest. This provides an incentive for an option holder to remain employed or appointed by us. In addition, stock options link employees’ compensation to stockholders’ interests by providing an incentive to increase stockholder value. Under our 2024 Equity Incentive Plan (the “2024 Plan”), which was approved by our stockholders on December 30, 2024 as a successor to our Amended and Restated 2012 Stock Incentive Plan, and which was amended by our Board of Directors and approved by our stockholders on November 25, 2025 to increase the number of shares authorized for issuance thereunder, we may also make grants of common stock, restricted stock, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, consultants, or other independent contractors who provide services to the Company or its subsidiaries. Restricted stock units represent the right to receive shares of our common stock (or, in some cases, the value thereof in cash) upon vesting, with vesting generally being time-based, based on achievement of certain performance metrics, or both. We adopted the 2024 Plan to give us flexibility in the types of awards that we could grant to individuals providing services to the Company. As amended, the 2024 Plan authorizes up to 1,066,667 shares for issuance, plus the number of shares subject to outstanding awards under the 2012 Plan as of December 30, 2024, that are forfeited, expire or otherwise terminate without the issuance of shares after December 30, 2024. As of December 31, 2025, there were stock options to purchase 43,595 shares of common stock outstanding under the 2012 Plan. 980,030 shares remain available for future equity awards.

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

Employment Contracts

Employment Agreement for Chief Executive Officer

On February 6, 2026, the Board appointed Christopher Miglino as Chief Executive Officer to succeed Mr. Vennare, and as a member of the Board to fill the vacancy created by Mr. Vennare’s resignation, effective as of February 9, 2026.

Consulting Agreement for Chief Financial Officer Services

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

Director Compensation

Effective January 25, 2023, the Board adopted an Amended and Restated Director Compensation Program (the “Compensation Program”). Director compensation under the Compensation Program is limited to non-employee directors (defined as directors who are not employees of Axe Compute or any subsidiary and who do not receive regular long-term cash compensation as consultants). Pursuant to the Compensation Program, non-employee directors receive a combination of quarterly and annual awards as compensation for their services as directors. During 2025, cash payments were made in lieu of certain quarterly awards of common stock due to limited availability of shares available for issuance under the 2024 Plan.

The compensation program pays all of the compensation in the form of stock and cash awards (with the cash component payable in additional shares at the election of the director). The cash component is approximately equal to 28% of the total value of the award (or 38.9% of the share component of the award), intended to pay taxes on the full award.

Each director receives a quarterly award of $8,333 payable on the last day of the quarter, consisting of (i) shares with a value of $6,000 and (ii) $2,333 in cash (or additional shares).

Each director who is continuing to serve as a director as of June 17 of a given year also receives an annual award of $10,000, consisting of (i) newly issued shares of common stock with a value of $7,000 and (ii) $3,000 in cash (or additional shares). The awards are payable on or about June 17 each year.

For each board committee, each director receives an additional annual award of $11,112, consisting of (i) shares with a value of $8,000 and (ii) $3,112 in cash (or additional shares), payable on December 31.

If the chairman of the Board is an independent director, the chairman receives an additional annual award of $20,835, consisting of (i) shares with a value of $15,000 and (ii) $5,835 in cash (or additional shares), payable on December 31.

The Lead Independent Director, as voted by the Board of Directors, also receives an annual award of $11,112, consisting of (i) shares with a value of $8,000 and (ii) $3,112 in cash (or additional shares).

Director Compensation Table for Fiscal 2025

The following table summarizes the compensation earned by or paid to each individual who served as a director during the fiscal year ended December 31, 2025:

	Fees Paid or Earned in Cash	Stock Awards (1)	Option Awards	Total
Charles Nuzum Sr. (2)	$52,892	$71,451	$-	$124,343
Daniel Handley (3)	$40,444	$39,448	$-	$79,892
Greg St. Clair Sr. (4)	$43,556	$47,449	$-	$91,005
Nancy Chung-Welch (5)	$57,501	$25,441	$-	$82,942
Matthew J. Hawryluk (6)	$43,556	$47,449	$-	$91,005
Veena Rao (7)	$56,668	$55,449	$-	$102,117
Shawn Matthews (8)	$2,333	$6,006	$-	$8,339

(1)	Represents grant date fair value of stock awards granted during 2025 as determined pursuant to FASB ASC 718, Stock Compensation.
(2)	Reflects 10,747 shares of common stock received in 2025 for serving on the Board.
(3)	Reflects 5,152 shares of common stock received in 2025 for serving on the Board.
(4)	Reflects 5,152 shares of common stock received in 2025 for serving on the Board.
(5)	Reflects 4,312 shares of common stock received in 2025 for serving on the Board.
(6)	Reflects 5,152 shares of common stock received in 2025 for serving on the Board.
(7)	Reflects 5,152 shares of common stock received in 2025 for serving on the Board.
(8)	Reflects 840 shares of common stock received in 2025 for serving on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table presents the equity compensation plan information as of December 31, 2025:

	Number of securities to be issued upon exercise of outstanding restricted stock units, warrants and options (a)(1)	Weighted- average exercise price of outstanding options, warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2)	1,646,104	$17.39	980,030
Equity compensation plans not approved by security holders	-	$-	-

(1)	Consists of outstanding awards under the 2024 Equity Incentive Plan and 2012 Stock Incentive Plan.
(2)	Equity compensation plans approved by security holders include our 2024 Equity Incentive Plan and former 2012 Stock Incentive Plan, under which certain stock options remain outstanding.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 27, 2026, certain information regarding beneficial ownership of our common stock by:

●	each person, or group of affiliated persons, who are known by us to beneficially own more than 5% of the outstanding shares of common stock;

●	each of our directors and director nominees;

●	each of the Named Executive Officers, as identified in this Annual Report on Form 10-K; and

●	all of our current executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. We are not aware of any beneficial owners of more than 5% of our issued and outstanding common stock as of March 27, 2026.

Unless otherwise indicated in the footnotes to the table, each stockholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the stockholder’s name. We have based our calculation of the percentage of beneficial ownership on 5,539,267 shares of our common stock outstanding on March 27, 2026. Unless otherwise noted below, the address for each person or entity listed in the table is c/o Axe Compute Inc., 91 43rd Street, Suite 110 Pittsburgh, Pennsylvania 15201.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Raymond F. Vennare (2)	19,677	*	%

Christopher Miglino	-	*	%

Josh Blacher	6,467	*	%

Chuck Nuzum (3)	15,379	*	%

Gregory St. Clair Sr. (4)	10,091	*	%

Daniel E. Handley (5)	7,518	*	%

Matthew J. Hawryluk	8,023	*	%

Theodore Zhu	-	*	%

Thorsten Dirks	-	*	%

All directors and executive officers as a group (9 persons)	67,155	1.21%

Other Affiliates

DNA Holdings Venture Inc. (6)	276,409	4.99%

All affiliates	343,564	6.20%

*Less than one percent.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (1) voting power, which includes the power to vote, or to direct the voting of shares; and (2) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)

Based on the most recently available Form 4 filed with the SEC on February 9, 2026 prior to Mr. Vennare’s departure from the Company on February 9, 2026. The Company has no obligation to track changes in ownership following Mr. Vennare’s departure and cannot confirm current holdings.

(3)	Includes options to purchase 135 shares that are exercisable within 60 days of March 27, 2026.
(4)	Includes options to purchase 89 shares that are exercisable within 60 days of March 27, 2026.
(5)	Includes options to purchase 110 shares that are exercisable within 60 days of March 27, 2026.
(6)

Address for DNA Holdings Venture Inc. (“DNA”) is 151 Calle de San Francisco, Ste 200, San Juan, PR 00901-1607. DNA is currently known to the Company to hold 36,237 shares of the Company’s outstanding common stock. Additionally, DNA holds (i) 294,447 pre-funded warrants which are fully vested and exercisable into shares of the Company’s common stock within 60 days of March 27, 2026, and (ii) 1,348,906 Strategic Advisor Warrants which are fully vested and exercisable into shares of the Company’s common stock within 60 days of March 27, 2026. Both the pre-funded warrants and Strategic Advisor Warrants contain a beneficial ownership limitation preventing DNA from exercising the instruments into shares of the Company’s common stock to the extent that such exercise would result in DNA holding greater than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of the underlying shares issuable upon exercise of the instrument.

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

See Note 2 – Related Parties in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion of related parties and transactions with such parties during the year ended December 31, 2025.

Information regarding director independence is disclosed under Item 10, above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In connection with the audit of the fiscal 2025 and 2024 financial statements, we entered into an engagement agreement with KPMG LLP for fiscal years 2025 and 2024, which sets forth the terms by which they performed audit services for us. Fees are approved by the Audit Committee on an engagement-by-engagement basis. All fees described in the tables below were approved by the Audit Committee.

The following tables represent aggregate fees billed to us by KPMG LLP (“KPMG”), the Company’s independent public accounting firm for the fiscal years ended December 31, 2025 and 2024, for services rendered with respect to the fiscal years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees (1)	$1,126,000	$593,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$1,126,000	$593,000

(1)

Audit Fees were principally for services rendered for the audit and/or review of our consolidated financial statements. Also includes fees for services rendered in 2025 in connection with the filing of registration statements and other documents with the SEC, the issuance of accountant consents and comfort letters.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The following financial statements are filed with this Annual Report on Form 10-K and can be found beginning at page F-1 of this report:

●	Reports of Independent Registered Public Accounting Firm (KPMG, LLP, Pittsburgh, PA (US Firm), PCAOB Firm ID #185);

●	Consolidated Balance Sheets as of December 31, 2025, and December 31, 2024;

●	Consolidated Statements of Net Loss for the Years Ended December 31, 2025, and December 31, 2024;

●	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, to December 31, 2024;

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, and December 31, 2024; and

●	Notes to Consolidated Financial Statements.

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

3.9

Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (Filed on August 19, 2015 as an exhibit to our Registration Statement on Form S-1 (File No. 333-198962), and incorporated herein by reference.

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

3.17	Certificate of Designation of Series F Preferred Stock (Filed on March 16, 2023 as an exhibit to the Form 8-A and incorporated herein by reference.)

3.18	Certificate of Amendment to Certificate of Incorporation (Filed on April 20, 2023 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

3.19	Certificate of Amendment of Certificate of Incorporation (Filed on September 25, 2025 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference.)

3.20	Second Amended and Restated Bylaws of the Company, effective as of September 9, 2022 (Filed on September 30, 2022 as an exhibit to our Registration Statement on Form S-1 (File No. 333-267689).

3.21	Amendment to Second Amended and Restated Bylaws (Filed on September 30, 2025 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference.)

4.1

Form of specimen certificate evidencing shares of Series B Convertible Preferred Stock. (Filed on August 10, 2015 as an exhibit to our Registration Statement on Form S-1/A (File No. 333-198962) and incorporated herein by reference.)

4.2	Form of Unit Purchase Option issued February 27, 2019. (Filed on March 1, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.3	Form of Unit Purchase Option for the Purchase of Units issued March 29, 2019. (Filed on April 2, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.4	Form of Specimen Common Stock Certificate. (Filed on October 3, 2019 as an exhibit to our Registration Statement on Form S-3 (File No. 333-234073) and incorporated herein by reference.)

4.5	Form of Common Stock Purchase Warrant Issued on or about October 1, 2019. (Filed on October 10, 2019 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.6	Common Stock Purchase Warrant issued to Oasis Capital, LLC dated February 5, 2020. (Filed on February 7, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.7	Description of Registrant’s Securities. (Filed on March 31, 2025 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.)

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

4.13	Form of Common Stock Purchase Warrant dated February 10, 2021. (Filed on February 12, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.14	Form of Common Stock Purchase Warrant dated February 18, 2021. (Filed on February 22, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.15	Form of Common Stock Purchase Warrant dated June 14, 2021. (Filed on June 16, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.16	Form of Placement Agent Warrant dated June 14, 2021. (Filed on June 16, 2021 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)

4.17	Form of Series B Warrant dated July 26, 2024. (Filed on July 29, 2024 as an exhibit to our Current Report on Form 8-K and incorporated by reference.)

4.18	Form of Placement Agent Warrant dated July 26, 2024. (Filed on July 29, 2024 as an exhibit to our Current Report on Form 8-K and incorporated by reference.)

10.1**	2024 Equity Incentive Plan (Filed on November 27, 2024 as an appendix to our definitive proxy statement on Schedule 14A and incorporated herein by reference.)

10.2**	Amended and Restated 2012 Stock Incentive Plan. (Filed on October 18, 2022 as an appendix to our definitive proxy statement on Schedule 14A and incorporated herein by reference.)

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

10.7**	Employment Offer Letter dated September 30, 2022, by and between the Company and Raymond F. Vennare. (Filed on October 20, 2022 as an exhibit to our Current Report on Form 8-K).

10.8**	Employment Agreement dated effective November 1, 2022, by and between the Company and Raymond F. Vennare. (Filed on October 20, 2022 as an exhibit to our Current Report on Form 8-K).

10.9	Separation Agreement dated February 9, 2026, by and between the Company and Raymond Vennare. (Filed on February 9, 2026 as an exhibit to our Current Report on Form 8-K).

10.10	Employment Agreement dated February 9, 2026, by and between the Company and Christopher Miglino. (Filed on February 9, 2026 as an exhibit to our Current Report on Form 8-K).

10.11	Form of Stock Option Inducement Award Agreement. (Filed on February 9, 2026 as an exhibit to our Current Report on Form 8-K).

14.1	Code of Ethics. (Filed on April 16, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.)

19	Insider Trading Policy (Filed on March 31, 2025 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm: KPMG, LLP

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1***	Section 1350 Certifications

97	Policy Relating to Recovery of Erroneously Awarded Compensation (Filed on March 28, 2024 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Compensatory Plan or arrangement

***Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2026

Axe Compute Inc.

By	/s/ Christopher Miglino
Christopher Miglino Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Christopher Miglino	Chief Executive Officer	March 31, 2026
Christopher Miglino	(Principal executive officer)

/s/ Josh Blacher	Chief Financial Officer	March 31, 2026
Josh Blacher	(Principal financial and accounting officer)

/s/ Chuck Nuzum	Director	March 31, 2026
Chuck Nuzum

/s/ Daniel E. Handley, Ph.D.	Director	March 31, 2026
Daniel E. Handley, Ph.D.

/s/ Gregory St. Clair Sr.	Director	March 31, 2026
Gregory St. Clair Sr.

/s/ Theodore Zhu, Ph.D.	Director	March 31, 2026
Theodore Zhu, Ph.D.

/s/ Matthew Hawryluk, Ph.D.	Director	March 31, 2026
Matthew Hawryluk, Ph.D.

/s/ Thorsten Dirks	Director	March 31, 2026
Thorsten Dirks

The audited consolidated financial statements for the periods ended December 31, 2025, and December 31, 2024, are included on the following pages:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Axe Compute Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Axe Compute Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of net loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of audit evidence pertaining to the existence of and rights to digital assets and digital asset receivable

As discussed in Notes 1, 2, and 5 to the consolidated financial statements, the Company held digital assets and a digital asset receivable as part of its Treasury Strategy. The digital assets are held with a custodian that safeguards the Company’s private keys. The Company accounts for its digital assets and digital asset receivable, net of the embedded derivative at fair value. As of December 31, 2025, the fair value of the Company’s digital assets was $24.4 million and the digital asset receivable was $15.5 million.

We identified the evaluation of audit evidence pertaining to the existence of and rights to the Company’s digital assets and digital asset receivable as a critical audit matter. A high degree of auditor judgment was involved in determining the nature and extent of the procedures performed and audit evidence obtained to assess the existence of and the Company’s rights to the digital assets and digital asset receivable.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and implementation of certain internal controls over the existence of and rights to the digital assets and digital asset receivable, including certain controls over authorization of transactions, safeguarding of digital assets, and reconciliation of digital asset and digital asset receivable balances. We obtained confirmation of the Company’s digital assets and digital asset receivable held with the third-party custodian and third-party contract administrator of December 31, 2025 and compared the confirmed balances to the Company’s records. We compared the digital asset receivable’s vesting terms to the terms of the related smart contracts and to the confirmation obtained from the contract administrator. We also compared the Company’s record of digital asset holdings and transactions to the records on the public blockchain using a proprietary software audit tool. We obtained evidence that management maintains control and access to the digital assets by observing a sample transactional withdrawal of the digital assets subsequent to year-end using the related private keys. Additionally, we evaluated the reliability of audit evidence obtained from public blockchains.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Pittsburgh, Pennsylvania
March 31, 2026

CONSOLIDATED FINANCIAL STATEMENTS

AXE COMPUTE INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$10,790,850	$611,822
Accounts receivable, net	32,120	34,154
Prepaid expense and other assets	280,904	318,539
Digital assets	24,439,598	-
Digital asset receivable	7,226,475	-
Current assets of discontinued operations	-	1,261,403
Total current assets	42,769,947	2,225,918

Digital asset receivable, net of current portion	8,258,681	-
Property and equipment, net	223,128	347,588
Lease right-of-use assets	1,487,703	2,047,241
Other long-term assets	148,887	149,433
Non-current assets of discontinued operations	-	202,337
Total assets	$52,888,346	$4,972,517

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,840,608	$1,044,394
Note payable	107,951	-
Accrued expenses and other liabilities	1,520,518	1,236,378
Contract liabilities	144,076	224,076
Lease liability	653,743	555,169
Current liabilities of discontinued operations	-	533,384
Total current liabilities	4,266,896	3,593,401

Lease liability – net of current portion	904,495	1,558,239
Non-current liabilities of discontinued operations	-	23,487
Total liabilities	5,171,391	5,175,127
Contingencies (see Note 9)

Stockholders’ equity (deficit):
Preferred stock, 20,000,000 shares authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding as of December 31, 2025, and December 31, 2024	792	792
Common stock, $.01 par value, 200,000,000 shares authorized, 4,083,173 and 444,475 shares outstanding as of December 31, 2025, and December 31, 2024, respectively	40,832	4,445
Additional paid-in capital	461,196,805	180,218,424
Accumulated deficit	(413,521,474)	(180,426,271)
Total stockholders’ equity (deficit)	47,716,955	(202,610)

Total liabilities and stockholders’ equity (deficit)	$52,888,346	$4,972,517

See accompanying notes to consolidated financial statements.

AXE COMPUTE INC.

CONSOLIDATED STATEMENTS OF NET LOSS

	Year Ended December 31,
	2025	2024
Revenue	$125,284	$84,812

Gains (losses) on digital assets	(152,490,550)	-

Operating costs and expenses:
Cost of revenues	72,622	78,285
General and administrative	25,924,358	7,235,797
Research and development	2,147,222	2,241,461
Sales and marketing	406,247	833,199
Total operating costs and expenses	28,550,449	10,388,742

Total operating loss	(180,915,715)	(10,303,930)

Other income	806,037	89,367
Other expense	(8,969)	(11,468)
Gain (loss) on derivative instruments	(52,735,000)	1,376
Loss from continuing operations	(232,853,647)	(10,224,655)
Loss from discontinued operations	(241,556)	(2,439,733)
Net loss	$(233,095,203)	$(12,664,388)

Loss per common share, basic and diluted:
Loss from continuing operations	(13.36)	(28.12)
Loss from discontinued operations	(0.01)	(6.71)
Net loss per common share, basic and diluted	$(13.37)	$(34.83)

Weighted average shares used in computation – basic and diluted	17,429,861	363,583

See accompanying notes to consolidated financial statements.

AXE COMPUTE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	79,246	$792	270,863	$2,709	$176,030,162	$(167,761,883)	$8,271,780
Issuance of shares to non-employees	-	-	2,597	26	99,227	-	99,253
Issuance of shares pursuant to At-The-Market financing, net of issuance costs	-	-	107,140	1,071	3,120,931	-	3,122,002
Issuance of shares pursuant to Warrant Inducement Transaction, net of issuance costs	-	-	63,875	639	966,961	-	967,600
Stock-based compensation, net of forfeitures	-	-	-	-	1,143	-	1,143
Net loss	-	-	-	-	-	(12,664,388)	(12,664,388)
Balance at December 31, 2024	79,246	$792	444,475	$4,445	$180,218,424	$(180,426,271)	$(202,610)
Issuance of common stock pursuant to warrant exercises	-	-	739,508	7,395	1,598,532	-	1,605,927
Issuance of common stock pursuant to Registered Direct Offering, net of issuance costs	-	-	24,223	242	465,063	-	465,305
Issuance of common stock pursuant to Renovaro Extension Agreement	-	-	31,153	312	499,688	-	500,000
Issuance of common stock to non-employees as compensation	-	-	6,667	67	99,933	-	100,000
Issuance of common stock pursuant to At The Market Offering, net of issuance costs	-	-	139,680	1,397	1,528,826	-	1,530,223
Issuance of common stock pursuant to May 2025 private placement	-	-	18,692	187	299,813	-	300,000
Issuance of common stock pursuant to Yorkville SEPA commitment fee	-	-	8,033	80	99,920	-	100,000
Issuance of common stock pursuant to August 2025 private placement	-	-	36,237	362	412,731	-	413,093
Round up of fractional shares pursuant to reverse stock split	-	-	72,745	727	(727)	-	-
Issuance of shares and pre-funded warrants pursuant to October 2025 private placements, net of issuance costs	-	-	2,511,552	25,116	259,650,812	-	259,675,928
Issuance of warrants to DNA Holdings Venture pursuant to Strategic Advisor Agreement	-	-	-	-	15,350,146	-	15,350,146
Issuance of common stock in connection with restricted stock units vesting	-	-	50,208	502	(58,871)	-	(58,369)
Stock-based compensation, net of forfeitures	-	-	-	-	1,032,515	-	1,032,515
Net loss	-	-	-	-	-	(233,095,203)	(233,095,203)
Balance at December 31, 2025	79,246	$792	4,083,173	$40,832	$461,196,805	$(413,521,474)	$47,716,955

See accompanying notes to consolidated financial statements.

AXE COMPUTE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash flow from continuing operating activities:
Net loss	$(233,095,203)	$(12,664,388)
Less: loss from discontinued operations	(241,556)	(2,439,733)
Net loss from continuing operations	(232,853,647)	(10,224,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129,038	132,337
Amortization of operating lease right-of-use assets	559,538	495,869
Write off of aged accounts payable and accrued expenses	(676,678)	-
Vesting expense	1,032,515	906
Shares of common stock and warrants issued to nonemployees	15,550,146	99,253
(Gain) loss on derivative instruments	52,735,000	(1,376)
(Gain) loss on digital assets	152,490,550	-
Loss on disposal of property and equipment	-	803
Loss on disposal of intangible assets	-	4,738

Changes in assets and liabilities:
Accounts receivable	2,034	45,795
Prepaid expense and other assets	33,603	119,687
Accounts payable	1,005,900	(169,105)
Accrued expenses and other	751,132	(154,521)
Contract liabilities	(80,000)	(45,755)
Operating lease liability	(555,170)	(407,060)
Net cash used in continuing operating activities:	(9,876,039)	(10,103,084)

Cash flow from continuing investing activities:
Digital assets purchased	(32,616,819)	-
Purchase of property and equipment	-	(9,510)
Net cash used in continuing investing activities:	(32,616,819)	(9,510)

Cash flow from continuing financing activities:
Proceeds from issuance of common stock and warrants	56,005,986	4,960,562
Costs to issue common stock and warrants	(4,048,995)	(870,960)
Proceeds from issuance of financing note payable	264,048	275,098
Repayment of note payable	(156,097)	(425,506)
Payments for taxes related to net share settlement of restricted stock units	(58,369)	-
Net cash provided by continuing financing activities	52,006,573	3,939,194

Discontinued operations:
Net cash used in operating activities	(82,538)	(1,852,587)
Net cash provided by investing activities	625,000	32,000
Net cash provided by (used in) financing activities	-	-
Net cash provided by (used in) discontinued operations	542,462	(1,820,587)

Net increase (decrease) in cash	10,056,177	(7,993,987)
Cash and cash equivalents from continuing operations at beginning of period	611,822	8,357,294
Cash and cash equivalents from discontinued operations at beginning of period	122,851	371,366
Less: Cash from discontinued operations at end of period	-	(122,851)
Cash and cash equivalents from continuing operations at end of period	$10,790,850	$611,822

Supplemental disclosure for cash flow information:
Cash payments for interest	$8,960	$11,466

Non-cash transactions:
Digital assets received pursuant to securities purchase agreements	62,973,982	-
Digital asset receivable received pursuant to securities purchase agreements	96,824,502	-
Vested ATH claimed from Digital Asset Receivable	3,445,865	-
Shares issued for vested restricted stock units, net of shares withheld for taxes	502	-
Common stock issued in connection with reverse stock split	727	-
Equipment transferred from discontinued operations	$-	$5,140

See accompanying notes to consolidated financial statements.

AXE COMPUTE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Nature of Operations

Axe Compute Inc. (“Axe Compute” or the “Company”) undertook a significant strategic shift in late 2025 when the Company adopted a digital asset treasury strategy (the “Treasury Strategy”) focused on the Aethir token (“ATH”), the native utility token of the Aethir network. Following the adoption of the Treasury Strategy, the Company began accumulating ATH in October 2025, and later in 2025, the Company expanded its business strategy to include a compute business under the Axe Compute brand, under which the Company seeks to provide customers with access to graphics processing unit (“GPU”) compute capacity for artificial intelligence (“AI”) and other high-performance computing workloads through a distributed network model, including infrastructure made available through the Aethir network. Collectively, these activities are referred to as the Compute Services and Treasury Management operating segment. Consistent with the evolution of the Company’s business strategy, the Company was renamed from Predictive Oncology Inc. to Axe Compute Inc. on December 11, 2025.

Axe Compute also continues to operate its legacy oncology drug discovery solutions business designed to support the discovery and development of optimal cancer therapies. In the legacy business, the Company uses AI and its proprietary biobank of 150,000+ tumor samples, categorized by tumor type, to provide actionable insights about drug compounds to improve the drug discovery process and increase the probability of drug compound success. The Company also creates and develops tumor-specific 3D cell culture models mimicking the physiological environment of human tissue, enabling better-informed decision-making during drug development. In February 2026, the Company announced that it is exploring strategic alternatives for this oncology drug discovery solutions business, but the Company’s Board of Directors has not committed to a specific course of action. Accordingly, the oncology drug discovery solutions business did not meet the criteria under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations to be classified as discontinued operations and held for sale, and therefore is reflected as continuing operations within these consolidated financial statements.

During the first quarter of 2025, the Company’s former Eagan operating segment, which produced the FDA-cleared STREAMWAY System and associated products for automated medical fluid waste management and patient-to-drain medical fluid disposal, met the criteria to be reported as discontinued operations. See Note 3 – Discontinued Operations for further discussion.

For further discussion of the Company’s operating segments as of and for the year ended December 31, 2025, see Note 17 – Segment Information for further discussion.

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

Pursuant to the Treasury Strategy, the Company intends to continue acquiring additional ATH in the open market and intends to earn yield on its ATH treasury holdings by engaging in ATH staking and other activities, though the Company had not yet commenced any staking activities as of December 31, 2025. As a holder of ATH, the Company accrues unrealized gains or losses from any appreciation or depreciation, as applicable, in the value of ATH tokens, which trade on various cryptocurrency exchanges.

The Company’s management is focusing its resources on the Treasury Strategy and a significant portion of the Company’s balance sheet will be allocated to holding ATH pursuant to its Treasury Strategy.

Currently, the Treasury Strategy is primarily dedicated to ATH, and the Company does not intend to accumulate other digital assets in the near term. As a result, the Company’s assets will be highly concentrated in a single digital asset. Adverse developments specific to ATH, its protocol, or its network could have a disproportionate impact on the Company’s financial condition and results of operations.

The Company’s Treasury Strategy is intended to bring value to its stockholders through the following:

●	utilizing proceeds from equity and debt financings to purchase and hold ATH;

●	staking the majority of the ATH in the Company’s treasury to earn a staking yield and turn the treasury into a productive asset;

●	purchasing ATH at a discount to the current spot price; and

●

selling the Company’s ATH holdings, whether on the open market, through block trades, or other negotiated transactions, for various reasons and at various times, including, in order to fund its working capital and general corporate needs.

Refer to the subheading “Risks and Uncertainties” below for further discussion regarding risks related to the Company’s Treasury Strategy.

Liquidity

Since the adoption of the Company’s Treasury Strategy, the Company has raised capital through private investment in public equity (“PIPE”) transactions and at-the-market (“ATM”) sales of shares of common stock. The Company has deployed the majority of the cash proceeds from these transactions to acquire ATH. Additional details regarding these equity offerings are included in Note 11 – Stockholders’ Equity. These capital raises have strengthened the Company’s liquidity position, and the $10.8 million of cash and cash equivalents remaining as of December 31, 2025, together with $24.4 million of digital assets, represent readily accessible sources of liquidity. The Company believes its sources of liquidity will be sufficient to allow the Company to fund its planned operations for at least the next twelve months from the date of this Annual Report on Form 10-K.

Reverse Stock Split

On September 19, 2025, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation, as amended, to effect a one-for-fifteen reverse stock split of the Company’s common stock. On September 29, 2025, the Company completed a one-for-fifteen reverse stock split that was effective for trading purposes on September 30, 2025 (the “Reverse Stock Split”). All numbers of shares and per-share amounts in this report have been adjusted to reflect the Reverse Stock Split.

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

NASDAQ

On November 20, 2024, the Company was notified by the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), because the Company’s stockholders’ equity of $1,966,969, as reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, was below the required minimum of $2.5 million. On June 9, 2025, the Company received a letter (the “Notice”) from the Staff of Nasdaq notifying the Company that because the Company had not regained compliance with the Stockholders’ Equity Requirement, the Staff had determined to delist the Company’s securities from The Nasdaq Capital Market. On June 11, 2025, the Company submitted a request for a hearing before Nasdaq’s Hearings Panel (the “Panel”), which stayed the suspension of the Company’s securities. A hearing before the Panel was held on July 17, 2025, where the Company presented plans for regaining and maintaining compliance with the continued listing standards and requested an exception from the continued listing standards through December 8, 2025, to provide the Company the ability to evidence compliance with the standards.

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

On December 1, 2025, the Company received formal notice from the Panel notifying the Company that it was in compliance with the Stockholders’ Equity Requirement. Accordingly, the previously disclosed listing matter has been closed. Nasdaq’s notice further stated that pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from December 1, 2025. If, within that one-year monitoring period, the Staff finds the Company again out of compliance with the Stockholders’ Equity Requirement, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened hearings panel if the initial Panel is unavailable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company has prepared the consolidated financial statements in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) for consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts had no impact on the Company’s previously reported financial position or results of operations.

The Company had two wholly owned subsidiaries, Helomics Corporation and Skyline Medical Inc. (“Skyline Medical”), as of and for the years ended December 31, 2025 and 2024. Skyline Medical remained a wholly owned subsidiary of Axe Compute following the March 14, 2025 asset purchase agreement between the Company and DeRoyal Industries, Inc., but the subsidiary’s ongoing activities are limited to wind down activities which were substantially completed as of December 31, 2025. The consolidated financial statements include the accounts of the Company and these wholly owned subsidiaries after elimination of intercompany transactions and balances as of and for the years ended December 31, 2025 and 2024.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from those estimates. Estimates are used in the following areas, among others: stock-based compensation expense, fair value of derivatives including embedded derivatives, fair value of digital assets, fair value of long-lived assets for impairment analyses, the valuation allowance included in the deferred income tax calculation, and accrued expenses.

Discontinued Operations

The Company disposed of its former Eagan and Birmingham operating segments during the years ended December 31, 2025, and 2024, respectively. Disposal groups that meet the discontinued operations criteria provided in the FASB ASC 205-20-45 are classified as discontinued operations. Assets and liabilities of discontinued operations are presented separately in the Company’s consolidated balance sheets and results of discontinued operations are reported as a separate component of net loss in the Company’s consolidated statements of net loss for all periods presented, resulting in changes to the presentation of certain prior period amounts. Results of discontinued operations are excluded from segment results for all periods presented. Cash flows from discontinued operations are also reported separately in the Company’s consolidated statements of cash flows.

Refer to Note 3 – Discontinued Operations for additional discussion of discontinued operations. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.

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

The fair value measurements of the Company’s derivatives were determined based on Level 3 inputs. The Company uses the Monte Carlo method and other acceptable valuation methodologies when valuing embedded features classified as derivatives on a recurring basis. See Note 5 – Digital Assets and Note 6 – Fair Value Measurements.

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

Digital Assets

The Company’s digital assets primarily include holdings of ATH, which are measured at fair value in accordance with ASC 350-60, Intangibles – Goodwill and Other, Crypto Assets.

The Company reflects digital assets held at fair value on the consolidated balance sheets within the line item “Digital assets.” Changes in the fair value of digital assets are recognized in the consolidated statements of net loss within “Gains (losses) on digital assets.”

The Company uses OKX as its principal market for ATH and measures fair value in accordance with ASC 820, Fair Value Measurement, using quoted prices (Level 1 inputs) at 11:59PM EST each day. The Company applies a first-in, first-out methodology to assign cost for determining realized gains and losses.

Purchases and sales of ATH are reflected as cash flows from investing activities in the consolidated statements of cash flows. Contributions of ATH received in connection with the equity offering transactions are presented as non-cash financing activities in the consolidated statements of cash flows. Contributions of ATH received from DCI are presented within adjustments to reconcile net loss to net cash used in operating activities in the consolidated statements of cash flows.

Refer to Note 5 – Digital Assets for additional information.

Digital Asset Receivable

Digital asset receivable represents the Company’s contractual right to receive ATH tokens in the future upon satisfaction of time-based vesting conditions. Because the Company does not control the underlying ATH tokens prior to vesting and claim, the locked ATH tokens are accounted for as a receivable rather than as a digital asset.

On the consolidated balance sheet, the host receivable component is presented as “Digital asset receivable.” The fair value of tokens that unlock within twelve months from December 31, 2025 is classified as a current asset, while the fair value of the remainder of locked tokens is classified as a noncurrent asset.

The embedded derivative associated with the digital asset receivable, reflecting the changes in fair value of the ATH to be received, is presented within the same line item as the host receivable and is measured at fair value at each reporting date. Changes in the fair value of the embedded derivative are recognized in the consolidated statements of net loss within “Gains (losses) on digital assets.”

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful asset life by classification is as follows:

	Years
Computers, software, and office equipment	3	-	10
Leasehold improvements (1)	1	-	2
Laboratory equipment	4	-	10

(1)	Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term.

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

Revenue Recognition

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company recognizes revenue in accordance with the five-step process outlined in ASC 606, Revenue from Contracts with Customers (“ASC 606”): (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Sales taxes are imposed on the Company’s sales to nonexempt customers. The Company collects the taxes from the customers and remits the entire amount to the governmental authorities. Sales taxes are excluded from revenue and expenses. Advertising costs incurred in the Company’s efforts to obtain new customers are expensed as incurred.

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

The Company has a sequencing policy under ASC 815-40-35 that will apply if reclassification of contracts from equity to liabilities is necessary. If the Company is unable to demonstrate it has sufficient authorized shares, shares will be allocated based on the earliest issuance date of potentially dilutive financial instruments, with the earliest financial instruments receiving the first allocation of shares. Pursuant to ASC 815, stock-based awards issued to the Company’s employees are not subject to the sequencing policy.

Research and Development

Research and development costs are charged to operations as incurred. These costs include employee compensation costs, facilities and overhead, cloud computing costs, and other expenses incurred related to the pursuit of new products and services or enhancements to existing products and services.

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

Under Internal Revenue Code Section 382, certain stock transactions that significantly change ownership could limit the amount of net operating carryforwards that may be utilized on an annual basis to offset taxable income in future periods. Consequently, the Company performed a Section 382 analysis as of December 31, 2025, which resulted in the limitation and expiration of a substantial portion of the Company’s loss carryforwards. In addition, the current net operating loss (“NOL”) carryforwards might be further limited by future issuances of our common stock. See Note 14 – Income Taxes.

Tax years after 2005 remain open to examination by federal and state tax authorities due to unexpired net operating loss carryforwards.

Loss per Share

Basic loss per share is calculated using the weighted average number of shares outstanding during the year. Pre-funded warrants are included in the computation of earnings per share because the exercise price of the pre-funded warrants is nominal and there are no conditions that must be satisfied prior to their exercise. Diluted loss per share reflects the potential dilution of common share equivalents, such as outstanding options and warrants, in the weighted average number of common shares outstanding during the period, if dilutive. The diluted loss per share calculation excludes any potential conversion of options and warrants that would be anti-dilutive.

Risks and Uncertainties

The Company is subject to various risks including market risk, liquidity risk and other risks related to its concentration in ATH.

The price of ATH has been, and will likely continue to be, highly volatile. Our financial results and the market price of our common stock could be materially adversely affected if the price of ATH decreases substantially, as it has in the past, including as a result of shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions and regulatory announcements.

The Company holds its digital assets with a custodian that safeguards the Company’s private keys. The Company’s digital assets are controllable only by the possessor of both the unique public key and private key(s). The custodial services contracts do not restrict the Company’s ability to reallocate its digital assets among custodians. The Company’s ability to access, transfer, or withdraw its digital assets is therefore not contractually restricted, and the Company is able to convert or reallocate digital assets as needed to meet operating requirements or settle obligations. Cybersecurity threats, including hacking, phishing and other malicious attacks, could result in the loss, theft or misappropriation of our digital assets. If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our private keys, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

The Company also remains subject to risks associated with the biopharmaceutical industry. Risks include, but are not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with regulations of the Food and Drug Administration, Clinical Laboratory Improvement Amendments, and other governmental agencies.

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

The Company has evaluated all its activities and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as described above and in Note 18 – Subsequent Events.

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

Recently Adopted Accounting Standards

Effective January 1, 2025, the Company adopted ASU 2023-08, Accounting for and Disclosure of Crypto Assets, which requires certain crypto assets that meet the scope criteria of ASC 350-60 to be measured at fair value, with changes recognized in net income each reporting period. Upon adoption, the Company began presenting in-scope digital assets separately from other intangible assets on the Consolidated Balance Sheets and recognizing unrealized gains and losses from remeasurement within “Gains (losses) on digital assets” in the Consolidated Statements of Net Loss. The Company also provides enhanced disclosures regarding the nature and amount of digital assets held, including the name of each significant digital asset, units held, cost basis, fair value, and the fair value of any digital assets subject to contractual sale restrictions. The adoption of ASU 2023-08 did not result in a cumulative-effect adjustment to opening retained earnings due to the commencement of the Company’s ATH Treasury Strategy in September 2025.

Effective January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, which requires expanded disaggregation of income tax information to enhance transparency and comparability. As a result, the Company now presents a more detailed reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate, including separate disclosure of state and local income taxes, foreign tax effects, tax credits, valuation allowance changes, nondeductible items, and changes in unrecognized tax benefits. The Company also discloses income taxes paid (net of refunds) disaggregated by federal, state, and significant foreign jurisdictions, including any individual jurisdiction that represents 5% or more of total income taxes paid. In addition, the Company now presents pretax income (loss) and income tax expense (benefit) disaggregated between domestic and foreign operations, with separate disclosure for any significant individual foreign jurisdictions. The Company adopted ASU 2023-09 on a retrospective basis.

NOTE 3 – DISCONTINUED OPERATIONS

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

The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities to the current assets and liabilities of discontinued operations as presented in the Company’s condensed consolidated balance sheets:

	December 31, 2025	December 31, 2024
Assets:
Cash	$-	$122,851
Accounts receivable, net	-	746,266
Inventories	-	339,968
Prepaid expense and other assets	-	52,318
Total current assets of discontinued operations	-	1,261,403

Property and equipment, net	-	21,882
Intangibles, net	-	159,158
Lease right-of-use assets	-	17,266
Other long-term assets	-	4,031
Total assets of discontinued operations	$-	$1,463,740

Liabilities:
Accounts payable	$-	$97,780
Accrued expenses and other liabilities	-	248,086
Contract liabilities	-	80,909
Lease liability	-	106,609
Total current liabilities of discontinued operations	-	533,384

Lease liability – net of current portion	-	-
Other long-term liabilities	-	23,487
Total liabilities	$-	$556,871

The following table provides details about the major classes of line items constituting the loss from discontinued operations presented in the Company’s consolidated statements of net loss:

	Year Ended December 31,
	2025	2024
Revenue	$157,179	$1,571,795
Cost of sales	122,800	751,147
Gross profit from discontinued operations	34,379	820,648

Operating expenses:
General and administrative	209,550	1,039,950
Operations, research and development	126,505	1,115,595
Sales and marketing	130,318	637,400
Total operating expenses	466,373	2,792,945
Total operating (loss) from discontinued operations	(431,994)	(1,972,297)
Gain (loss) on disposal of discontinued operations	172,451	(463,127)
Other income (expense)	17,987	(4,309)
Net (loss) from discontinued operations	$(241,556)	$(2,439,733)

The gain on disposal of discontinued operations for the year ended December 31, 2025 represents the gain on assets sold and liabilities assumed by DeRoyal related to the former Eagan operating segment. The loss on disposal of discontinued operations for the year ended December 31, 2024 represents the loss on impairment of assets sold, including laboratory equipment and inventories, and impairment of other non-current assets related to the former Birmingham operating segment.

NOTE 4 – CONTRACTS WITH CUSTOMERS

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied. As of December 31, 2025, and 2024, accounts receivable totaled $32,120 and $34,154, respectively. The allowance for accounts receivable balance was $0 as of both December 31, 2025, and 2024.

Advance payments received in excess of revenues recognized are classified as contract liabilities until such time as the revenue recognition criteria have been met. The Company’s contract liabilities, related primarily to development of 3D models, were $144,076 and $224,076 as of December 31, 2025, and 2024, respectively. During the year ended December 31, 2025, the Company recognized revenue of $80,000 from contract liabilities recorded as of December 31, 2024, primarily related to deposits for development of 3D models. The Company’s contract liabilities as of December 31, 2025, represent its remaining performance obligations.

NOTE 5 – DIGITAL ASSETS

The Company’s digital assets, as shown on the consolidated balance sheet as of December 31, 2025, were primarily comprised of ATH. The following table sets forth the units held, cost basis, and fair value of ATH held as of December 31, 2025:

	Units Held	Cost Basis	Fair Value
ATH	2,837,163,868	$101,258,178	$24,439,334

Cost basis is equal to the cost (purchase price) of the digital assets, including transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted digital asset prices within the Company’s principal market at the measurement time (11:59 EST).

The following table represents a reconciliation of digital assets held, for ATH specific activity:

For the Year Ended December 31, 2025
Fair Value, January 1, 2025	$-
Unlocked ATH received from investors	62,973,982
ATH contributed by DCI pursuant to Side Letter	2,230,949
ATH claimed from digital asset receivable	3,445,865
Purchases of ATH	32,607,382
Disposals	-
Unrealized gain / (loss)	(76,818,844)
Fair Value, December 31, 2025	$24,439,334

Side Letter

In connection with the private placements completed in October 2025 to support the Treasury Strategy, the Company entered into a side letter agreement (the “Side Letter”) with DCI, effective as of October 7, 2025. The Side Letter provides, in addition to other rights afforded to the Company, that for each ATH token purchased by the Company on the open market, whether through a centralized exchange or a decentralized exchange operating on the Ethereum Network, DCI will grant to the Company an additional number of ATH tokens equal to 20% of the number of ATH tokens purchased on the open market to be delivered within 30 days of the open market purchase (the “Bonus ATH”). There are no restrictions on the Company’s use of the Bonus ATH once received. The Company accounts for the Side Letter as a derivative instrument. As of December 31, 2025, no derivative asset was recorded because the Company had received from DCI all Bonus ATH due under the Side Letter for open market purchases made during the period.

During the year ended December 31, 2025, the Company received approximately 236 million ATH with a cost basis of $2.2 million pursuant to the Side Letter as a result of open market purchases totaling approximately 1.18 billion ATH. The cost basis of the ATH received pursuant to the Side Letter and subsequent fair value adjustments thereto are recorded within “Gains (losses) on digital assets” on the Consolidated Statements of Net Loss.

Digital asset receivable

A portion of the Company’s ATH holdings consists of contractual rights to receive ATH tokens that are subject to time-based vesting and transfer restrictions (“Locked ATH”). Locked ATH was obtained pursuant to Simple Agreements for Future Tokens (“SAFTs”) and is administered through an on-chain smart contract deployed on the Ethereum mainnet. Prior to vesting and claim, the Company does not have control of the underlying ATH tokens and is not able to transfer, sell, stake, pledge, or otherwise deploy such tokens.

The smart contract enforces the applicable vesting schedules and restricts access to the ATH tokens until the vesting conditions are satisfied. Upon satisfaction of the vesting conditions, the Company must affirmatively claim the unlocked ATH tokens through the smart contract interface, at which point the tokens are released from restriction and transferred to a Company-controlled wallet. Until such claim occurs, the Locked ATH represents a contractual right to receive ATH in the future rather than a digital asset held by the Company.

As of December 31, 2025, the Company held rights to receive ATH tokens that remain subject to vesting and claim requirements. The vesting period for these ATH tokens ranges from less than one month to approximately 3 years. These restrictions are specific to the underlying ATH tokens. Upon vesting and claim, the restrictions lapse and the Company obtains control of the ATH tokens, which may then be held, transferred to custodial accounts, staked, or otherwise deployed in accordance with the Company’s Treasury Strategy.

As of December 31, 2025, the Company had a digital asset receivable $15.5 million related to the Locked ATH comprised of the host receivable recorded at $93.4 million, net of the embedded derivative measured at fair value of $77.9 million. The change in fair value of the embedded derivative of $77.9 million during the year ended December 31, 2025 is recorded in the consolidated statements of net loss within “Gains (losses) on digital assets.”

NOTE 6 – FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s fair value hierarchy for its assets measured at fair value on a recurring basis:

December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Digital assets	$24,439,598	$24,439,598	$-	$-
Embedded derivative related to digital asset receivable	77,893,482			77,893,482

December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$300,000	$300,000	$-	$-

The embedded derivative related to the digital asset receivable must be remeasured at fair value each reporting period in accordance with ASC 815, Derivatives and Hedging. Because there is no directly observable market for illiquid, contractually restricted ATH tokens subject to a time-based vesting schedule, the embedded derivative is classified as Level 3. The key unobservable input is the discount applied to reflect the lack of transferability and control during the restriction period. The discount is determined based on the remaining vesting period from each reporting period to the date on which the tokens become fully vested and available to claim, and is reduced ratably at each subsequent measurement date until it reaches zero at full vesting. As of December 31, 2025, applied discounts ranged from approximately 30% to 55%. Changes in fair value of the embedded derivative are recognized in the consolidated statements of net loss within "Gains (losses) on digital assets." There were no transfers into or out of Level 3 of the fair value hierarchy during the year ended December 31, 2025.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net consisted of the following:

	As of December 31, 2025	As of December 31, 2024
Computers, software, and office equipment	$170,350	$170,350
Leasehold improvements	166,847	306,961
Laboratory equipment	1,692,230	1,692,230
Total	2,029,427	2,169,541
Less: Accumulated depreciation	(1,806,299)	(1,821,953)
Total Property and equipment, net	$223,128	$347,588

Depreciation expense, recorded within general and administrative expenses of continuing operations, was $124,460 and $127,354 for the years ended December 31, 2025, and 2024, respectively.

No impairment charges related to property and equipment held and used in continuing operations were incurred during the years ended December 31, 2025, and 2024.

NOTE 8 – LEASES

The Company’s corporate offices and other offices are located in Pittsburgh, Pennsylvania. The leases are effective through February 29, 2028.

Lease expense under operating lease arrangements, recorded within general and administrative expenses of continuing operations, was $784,674 and $784,873 for the years ended December 31, 2025, and 2024, respectively.

The following table summarizes other information related to the Company’s operating leases used in continuing operations:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term – operating leases in years	2.16	3.16
Weighted average discount rate – operating leases	13%	13%

The Company’s operating lease obligations as of December 31, 2025, which include expected lease extensions that are reasonably certain of renewal, were as follows:

2026	803,724
2027	827,909
2028	139,022
Total lease payments	1,770,655
Less: interest	(212,417)
Present value of lease liabilities	$1,558,238

NOTE 9 – CONTINGENCIES

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

On January 1, 2025, the Company entered into a binding letter of intent (the “LOI”) with Lunai Bioworks (formerly Renovaro, Inc.) (NASDAQ: LNAI, formerly RENB) (“Renovaro”) for Axe Compute to be acquired by Renovaro (the “Renovaro Merger”). Under the terms of the LOI, Axe Compute would be merged into Renovaro in exchange for a newly created series of preferred stock of Renovaro. On February 28, 2025, Axe Compute entered into an extension agreement with Renovaro (the “Extension Agreement”), pursuant to which the parties amended certain terms of the LOI, including to extend the outside termination date of the LOI from February 28, 2025 to March 31, 2025. No definitive purchase agreement was executed as of March 31, 2025 and the LOI terminated on that date, pursuant to its terms. Axe Compute had no further obligations with respect to the Renovaro Merger, including under the LOI or the Extension Agreement. On April 3, 2025, Axe Compute’s Board of Directors notified Renovaro of the Company’s decision to discontinue discussions regarding the proposed merger between the two companies.

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

NOTE 10 – NOTE PAYABLE

In June 2025, the Company purchased director and officer insurance policies with a policy period ending June 2026 and financed $264,048 of its total premium by entering into a note payable with a finance provider that requires ten monthly installment payments through April 2026. The note is secured by a first priority lien on the financed policies. The short-term note bears interest at an annual percentage rate of 6.6% over the life of the note. As of December 31, 2025, the outstanding balance of the note was $107,951 including interest.

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

On October 29, 2025, in accordance with the terms of the Sales Agreement, the Company determined to further increase the number of shares it may sell under the Sales Agreement, from the approximately $2,292,000 remaining as of September 30, 2025 up to an aggregate of $18,330,000, and the Company filed an additional prospectus supplement with the SEC on October 29, 2025.

As of December 31, 2025, approximately $18,330,000 remained available to the Company for sales under the Sales Agreement.

During the year ended December 31, 2025, the Company issued and sold 139,680 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $1,530,000 after deducting approximately $342,000 in issuance costs.

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

As of December 31, 2025, the Company had sold no shares pursuant to the SEPA.

August 2025 Private Placement

On August 26, 2025, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it sold and issued 36,237 shares of its common stock, at a purchase price of $11.40 per share, in a private placement transaction. This offering closed on August 26, 2025 and the Company received gross proceeds of $413,093.

September 2025 Private Placements and Related Agreements

On September 29, 2025, the Company entered into a securities purchase agreement (the “Crypto SPA”) with certain accredited investors pursuant to which the Company agreed to sell and issue to such investors in a private placement (the “Crypto PIPE Offering”) pre-funded warrants (the “Crypto PIPE Warrants”). Also on September 29, 2025, the Company entered into a securities purchase agreement (the “Cash SPA,” and together with the Crypto SPA, the “September SPAs”), pursuant to which it agreed to sell and issue to certain accredited investors, in exchange for cash (the “Cash PIPE Offering,” and together with the Crypto PIPE Offering, the “PIPE Offerings”), the Company’s common stock and warrants (the “Cash PIPE Warrants”). The PIPE Offerings closed October 7, 2025 (the “Closing Date”).

Cash PIPE and Crypto PIPE

In the Cash PIPE Offering, the Company sold an aggregate of 4,366,703 shares of common stock (or pre-funded warrants at a nominal $0.01 exercise price per share to purchase shares of common stock, in lieu thereof) to certain accredited investors for $11.6265 per share. Aggregate Cash PIPE Offering proceeds were $50.8 million before issuance fees and expenses.

In the Crypto PIPE, the Company issued, to certain accredited investors, Crypto PIPE Warrants to purchase up to 14,903,393 shares of its common stock at a nominal $0.01 exercise price per share. As consideration for the Crypto PIPE Warrants, the Company received ATH from purchasers, including tokens with certain restrictions (see “Locked ATH” as defined below), with an aggregate notional value and discounted value of $292.7 million and $173.3 million, respectively.

The Crypto SPA was determined to meet the definition of a derivative in accordance with ASC 815. The settlement amount of the derivative was affected by changes in the USD value of ATH contributed by investors between the effective date of the Crypto SPA on September 29, 2025, and the Closing Date. Because the Crypto SPA obligated the Company to issue a fixed number of shares while the settlement value of those shares was indexed to the price of ATH, the Crypto SPA was classified as a derivative liability and the Company recorded a liability as of September 29, 2025, at its then-fair value with the offsetting entry to earnings. The derivative liability was remeasured as of October 7, 2025 immediately prior to settlement, resulting in a $52.7 million loss recognized within earnings and presented on the consolidated statement of net loss for the year ended December 31, 2025 within “Gain (loss) on derivative instruments.” The derivative liability was fully settled when the Crypto PIPE Offering closed on October 7, 2025, on which date the purchasers in the Crypto PIPE Offering tendered ATH to the Company and the Company issued the Crypto PIPE Warrants to purchasers.

There were 639,449 pre-funded warrants exercised during the year ended December 31, 2025, and the total number of pre-funded warrants outstanding was 16,119,095 as of December 31, 2025, all of which were vested and exercisable and have no expiration date.

Wainwright Engagement Agreement

In connection with the PIPE Offerings, on October 7, 2025, the Company issued five-year warrants (the “Placement Agent Warrants”) to Wainwright, which was the exclusive placement agent for the transactions. The Placement Agent Warrants entitle Wainwright or its designees to purchase up to 218,335 shares of the Company’s common stock (the “Placement Agent Warrant Shares”), which number of Placement Agent Warrant Shares is equal to 5% of the shares of common stock and Cash Pre-Funded Warrants issued in the Cash PIPE, at an exercise price of $11.6265 per share. The Placement Agent Warrants had a grant date fair value of approximately $2.5 million, which were accounted for as an incremental offering cost and netted against the proceeds from the Cash PIPE. The Company also paid to Wainwright a cash fee of approximately $2.5 million, or 5% of gross cash proceeds of the PIPE Offerings.

Strategic Advisor Agreement and Asset Management Agreement

In connection with the Treasury Strategy, on October 7, 2025, the Company entered into a strategic advisor agreement (the “Strategic Advisor Agreement”) under which it engaged DNA as a strategic advisor to provide financial advisory services related to digital asset strategies and business development initiatives. As compensation for DNA’s services, the Company issued five-year warrants (the “Strategic Advisor Warrants”) to DNA to purchase up to 1,348,906 shares of its common stock at an exercise price of $11.6265 per share. The Company further engaged DNA under a 10-year asset management agreement (the “Asset Management Agreement”), pursuant to which DNA will act as the Company’s asset manager with respect to its digital assets. As compensation for its services under the Asset Management Agreement, DNA is entitled to a 1.00% per annum asset-based management fee, plus an incentive fee equal to 25% of profits earned on managed assets over 7%. See Note 13 – Related Parties for further discussion.

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

Stock Warrants

The following summarizes transactions for warrants for the period indicated, excluding pre-funded warrants:

	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	183,411	$133.80
Issued	1,568,939	11.64
Expired	(29,112)	447.36
Exercised	(100,059)	16.05
Outstanding as of December 31, 2025	1,623,179	$17.39

During the year ended December 31, 2025, warrant holders exercised warrants for an aggregate of 100,059 shares of the Company’s common stock at an average exercise price of $16.05 for approximately $1,606,000 of gross proceeds. The shares issued upon exercise of the warrants were registered on a registration statement on Form S-3, which was declared effective on August 23, 2024.

The Company determines the grant date fair value of warrants using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility, and estimated term.

The fair value of each warrant grant during the year ended December 31, 2025 and 2024 was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions, excluding pre-funded warrants:

	Year Ended December 31,
	2025	2024
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	99.4% - 103.5%	97.3%
Risk-free interest rate	3.71% - 4.37%	4.06% –4.58%
Expected life (in years)	5	1.5 –5

The following summarizes the status of warrants outstanding as of December 31, 2025, excluding pre-funded warrants:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
$11.63 –16.05	1,594,935	4.72
$24.75 –28.13	6,171	3.73
$210.00 –240.00	8,221	1.39
$300.00 –731.25	13,852	0.51
Total	1,623,179

Warrants expire on various dates from January 2026 to October 2030.

The following table is the listing of outstanding warrants as of December 31, 2025, by year of grant, excluding pre-funded warrants:

Year	Shares	Range of Exercise Prices
2021	15,733	240.00	–	731.25
2022	6,340	210.00	–	225.00
2023	-	-	–	-
2024	32,167	16.05	–	24.75
2025	1,568,939	11.63	–	28.13
Total	1,623,179	$11.63	–	$731.25

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

Restricted Stock Units

On September 9, 2025, the Board of Directors, upon the recommendation of the Compensation Committee of the Board of Directors, determined that it was appropriate to award restricted stock units (“RSUs”) as a form of compensation for employees, consultants and directors and approved a form of Restricted Stock Unit Award Agreement, with such awards to be granted under the Company’s 2024 Plan. Consistent with that determination, the Board of Directors approved the grant of 60,101 RSUs on September 9, 2025, including 8,331 RSUs to Raymond F. Vennare, the Company’s former Chief Executive Officer, 6,467 RSUs to Josh Blacher, the Company’s Chief Financial Officer, and 25,872 RSUs in the aggregate to the Company’s non-executive directors. Each RSU represented the right to receive one share of the Company’s common stock upon vesting. The RSUs contained a service-based vesting condition requiring continued service through October 31, 2025, at which point the RSUs vested in full. The RSUs were settled on November 28, 2025.

On December 10, 2025, the Company entered into an amendment to the employment agreement with Raymond F. Vennare dated as of November 1, 2022. Pursuant to the amendment and following approval by the Compensation Committee, Mr. Vennare was awarded 20,000 RSUs. The RSUs contained a service-based vesting condition requiring continued service through January 1, 2026, at which point the RSUs vest in full.

The following table summarizes the Company’s RSU activity for the period indicated:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested RSUs as of December 31, 2024	-	$-
Granted	80,101	1,037,897
Vested	(60,101)	919,497
Nonvested RSUs as of December 31, 2025	20,000	118,400

The Company has $5,381 of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized in January 2026.

Stock Options

The Company determines the grant date fair value of options and warrants using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility, and estimated term. There were no stock options granted during the years ended December 31, 2025 and 2024.

The following table summarizes the Company’s stock option activity for the period indicated:

	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	3,101	$1,240.50
Issued	-	-
Expired	(176)	20,729.18
Exercised	-	-
Outstanding as of December 31, 2025	2,925	$1,334.07

The Company has no unrecognized stock-based compensation expense related to stock options that is expected to be recognized in future months.

Stock Compensation to Non-Employees

During the year ended December 31, 2025, the Company issued shares of common stock to certain non-employees as compensation for services provided.

Shares of common stock with a grant date fair value of $100,000 were issued to non-employees in exchange for digital marketing services rendered through August 2025.

Stock warrants with a grant date fair value of $15.4 million were also granted to DNA in exchange for strategic advisory services. The Strategic Advisor Warrants have a five-year term and may be used to purchase up to 1,348,906 shares of the Company’s common stock at an exercise price of $11.6265 per share. See Note 13 – Related Parties for further discussion.

Stock-Based Compensation Expense, Net

Stock-based compensation expense, net of forfeitures, recognized for the years ended December 31, 2025 and 2024 was $16,482,661 and $906, respectively. $15.4 million was recognized as stock-based compensation expense related to the Strategic Advisor Warrants, which were immediately vested and exercisable at the grant date, contained no substantive future service requirement and for which services were substantially rendered in full during the year ended December 31, 2025.

Stock-based compensation expense for the years ended December 31, 2025 and 2024 is recorded within each of the captions comprising Operating expenses. $15.4 million of stock-based compensation expense related to the Strategic Advisor Warrants is recorded within General and administrative expense on the Statement of Net Loss for the year ended December 31, 2025.

The following summarizes the status of options and outstanding as of December 31, 2025:

Range of Exercise Prices	Shares	Weighted Average Remaining Life
$93.30 –121.80	64	7.02
$219.75 –375.00	819	4.97
$393.00 –492.00	896	2.97
$783.00 –12,750.00	1,146	2.68
Total	2,925

Stock options expire on various dates from March 2026 to April 2033.

The following table is the listing of outstanding stock options as of December 31, 2025, by year of grant:

Stock Options:

Year	Shares	Range of Exercise Prices
2016	25	462.00	–	12,750.00
2017	678	462.00	–	6,300.00
2018	205	462.00	–	3,390.00
2019	903	462.00	–	2,370.00
2020	1,002	219.75	–	492.00
2021	48	375.00	–	399.00
2022	48	115.50	–	219.75
2023	16	93.30	–	93.30
2024	-	-	–	-
2025	-	-	–	-
Total	2,925	$93.30	–	$17,250.00

NOTE 13 – RELATED PARTIES

Agreements with DNA Holdings Venture, Inc. and its Representatives

In connection with the Company’s Treasury Strategy, and the Cash and Crypto PIPEs closed October 7, 2025, Shawn Matthews was appointed to the Company’s Board of Directors. Mr. Matthews served as Chief Executive Officer of DNA, at the time of his appointment to the Company’s Board of Directors. Additionally, the Company engaged Thomas McLaughlin, who at the time served as Chief Investment Officer of DNA, to serve as the Company’s Chief Investment Officer.

In connection with the Treasury Strategy, on October 7, 2025, the Company entered into the Strategic Advisor Agreement under which it engaged DNA as a strategic advisor to provide financial advisory services related to digital asset strategies and business development initiatives. As compensation for DNA’s services, the Company issued the Strategic Advisor Warrants with a five-year term to DNA to purchase up to 1,348,906 shares of its common stock at an exercise price of $11.6265 per share. The Strategic Advisor Warrants had a grant date fair value of $15.4 million.

The Company further engaged DNA under the Asset Management Agreement with a 10-year term, pursuant to which DNA will act as the Company’s asset manager with respect to its digital assets. As compensation for its services under the Asset Management Agreement, DNA is entitled to a 1.00% per annum asset-based management fee, plus an incentive fee equal to 25% of profits earned on managed assets over 7%. Total fees paid to DNA under the Asset Management Agreement were $722,390 during the year ended December 31, 2025.

NOTE 14 – INCOME TAXES

Income taxes paid, net of refunds, disaggregated by jurisdiction are as follows:

Year Ended December 31,
	2025	2024
U.S. Federal	$-	$-
U.S. State	-	-
Foreign	-	-
Total income taxes paid (net of refunds)	$-	$-

Pretax income is entirely related to domestic activities. The Company did not have any foreign operations.

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

The Company incurred zero income tax expense from continuing operations during the years ended December 31, 2025, and 2024, due to losses in both years.

Actual income tax benefit from continuing operations differs from statutory federal income tax expense (benefit) as follows*:

	Year Ended December 31,
	2025		2024
Tax computed at the statutory federal rate	$(48,929,078)	21.00%	2,147,178	19.77%
State income taxes, net of federal benefit (a)	-	0.00%	$-	0.00%
Nontaxable or nondeductible items
Fair value of embedded derivatives	10,287,060	-4.42%	-	0.00%
Fair value of equity warrants	3,265,308	-1.40%	-	0.00%
Other nontaxable or nondeductible items	9,309	0.00%	9,183	0.08%
Other	124,835	-0.05%	(13,898)	-0.13%
Change in valuation allowance	35,242,566	-15.13%	(2,142,462)	-19.73%
Taxes at effective rate	$-	0.00%	$-	0.00%

*Certain prior-period amounts have been recast to reflect the classification of the Company's Eagan business as discontinued operations in 2025. Accordingly, amounts presented, including the effective tax rate reconciliation, reflect continuing operations only.

Deferred taxes consist of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Compensation accruals	$99,684	$42,893
Accruals and reserves	172,188	191,804
Deferred revenue	35,819	80,005
Charitable contribution carryover	1,717	1,742
Unrealized loss on digital assets	39,397,315	-
Intangibles	591,011	696,622
Capitalized R&D	711,632	1,016,330
Lease liabilities	387,395	551,917
Stock-based compensation	570,708	542,609
NOL and credits	27,010,332	24,479,583
Total deferred tax assets	68,977,801	27,603,505

Deferred tax liabilities:
Depreciation	(45,520)	(31,863)
Lease right-of-use assets	(369,859)	(513,256)
Total deferred tax liabilities	(415,379)	(545,119)

Net deferred tax assets	68,562,422	27,058,386
Less: valuation allowance	(68,562,422)	(27,058,386)
Total	$-	$-

The Company evaluates the realizability of deferred tax assets and considers all available evidence, both positive and negative, including historical operating results, projections of future taxable income, reversing taxable temporary differences, and tax planning strategies. The Company has determined based on available evidence, particularly its history of losses, that it is not more likely than not that its net deferred tax asset will be realizable. Accordingly, the Company maintains a full valuation allowance against its net deferred tax asset.

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

As of December 31, 2025, the Company had $110,759,174 of NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2026, subject to the Section 382 limitations described above. The federal NOLs of $14,857 begin to expire in 2026 if unused and $110,744,317 will carry forward indefinitely. The Company also had $57,161,699 of NOLs to reduce future state taxable income as of December 31, 2025. The state NOLs will begin to expire in 2026 if unused. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. As of December 31, 2025, the federal and state valuation allowances were $55,645,772 and $12,916,650, respectively.

During the year-ended December 31, 2023, the Company completed an assessment of the available NOL and tax credit carryforwards under Section 382 and 383 and determined that the Company underwent several ownership changes during the period from 2008 to 2022. The Company adjusted its NOL and tax credit carryforwards to reflect the limitations resulting from the identified ownership changes. The Company reduced its available gross federal and state NOL carryforwards and the federal and state deferred tax asset, each of which related to losses generated for the years ended December 31, 2022, and prior.

During the year-ended December 31, 2025, the Company underwent a Section 382 analysis for the periods presented in the consolidated financial statements and determined that the Company experienced an ownership change (as defined in Section 382) related to its Cash PIPE equity issuance on October 7, 2025. The Company has calculated a preliminary Section 382 base limitation of approximately $435,000 with an aggregate limitation of approximately $4,600,000 over the applicable five-year recognition period after consideration of deemed realized built in gains (RBIG).

Tax years after 2005 remain open to examination by federal and state tax authorities due to unexpired NOL carryforwards.

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

The Company recognizes interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. As of December 31, 2025, and 2024, the Company recorded no accrued interest or penalties related to uncertain tax positions.

NOTE 15 – RETIREMENT SAVINGS PLAN

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. During 2025 and 2024, the Company matched 100% of the employee’s contribution up to 4.0% of their earnings. Employer contributions were $76,858 and $125,328 in 2025 and 2024, respectively, and are recorded within each of the captions comprising Operating expenses. There were no discretionary contributions to the plan in 2025 and 2024.

NOTE 16 – LOSS PER SHARE

The Company calculates basic loss per share based upon the weighted average number of common shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential common shares outstanding during the period. The calculation of diluted earnings per share excludes all potential common shares, with the exception of pre-funded warrants, if their inclusion would have an anti-dilutive effect. A total of 16,119,095 pre-funded warrants are included in the computation of earnings per share because the exercise price of the pre-funded warrants is nominal and there are no conditions that must be satisfied prior to their exercise.

The following table presents the shares used in the basic and diluted loss per common share computations:

	Year Ended December 31,
	2025	2024
Numerator:
Net (loss) from continuing operations	$(232,853,647)	$(10,224,655)
Net (loss) from discontinued operations	(241,556)	(2,439,733)
Net loss attributable to common stockholders	$(233,095,203)	$(12,664,388)

Denominator:
Weighted average common shares outstanding - basic	17,429,861	363,583
Dilutive effect of stock options, warrants and preferred stock (1)	-	-
Weighted average common shares outstanding - diluted	17,429,861	363,583

Net (loss) from continuing operations attributable to common stockholders per common share – basic and diluted	$(13.36)	$(28.12)
Net (loss) from discontinued operations attributable to common stockholders per common share – basic and diluted	(0.01)	(6.71)
(Loss) per common share - basic and diluted	(13.37)	(34.83)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Year Ended December 31,
	2025	2024
Stock options	2,925	3,101
Stock warrants	1,623,179	183,411
Restricted stock units	20,000	-
Preferred stock: Series B	2	2

NOTE 17 – SEGMENT INFORMATION

The Company has determined its operating segments in accordance with ASC 280, Segment Reporting. Factors used to determine the Company’s reportable segments include the availability of separate financial statements, the existence of separate leadership across business lines, the economic factors affecting each segment, and the evaluation of operating results at the segment level. The Company’s Chief Operating Decision Maker (“CODM”), its chief executive officer, allocates the Company’s resources for each of the operating segments and evaluates their relative performance based on gross profit, operating loss, and net loss. Operating expenses are disaggregated by department for purposes of evaluating each segment’s performance. Each operating segment listed below has separate financial statements and locally based leadership that are evaluated based on the results of their respective segments. It should be noted that the operating segments below have different products and services.

The Company has two reportable segments, which have been delineated by business area:

●	Compute Services and Treasury Management segment: provides services that include access to GPU compute capacity and manages the Company’s ATH Treasury Strategy.

●

Drug Discovery Services segment: provides services that include the application of AI using its proprietary biobank of 150,000+ tumor samples, as well as creation of proprietary 3D culture models used in drug development.

As described in Note 3 – Discontinued Operations, the Company’s former Birmingham and Eagan operating segments met the criteria to be reported as discontinued operations during the third quarter of 2024 and first quarter of 2025, respectively. As such, the former Birmingham and Eagan operating segments are excluded from the tables below, which only reflect continuing operations for all periods presented.

See discussion of revenue recognition in Note 2 – Summary of Significant Accounting Policies for a description of the products and services recognized in each segment. All revenues are earned from external customers.

The tables below summarize the Company’s segment reporting as of and for the years ended December 31, 2025, and 2024.

	Year Ended December 31, 2025
	Compute Services and Treasury Management	Drug Discovery Services	Corporate	Total
Revenue	$-	$125,284	$-	$125,284
Gains and (losses) from operations	(152,490,550)	-	-	(152,490,550)
Cost of revenues	-	72,622	-	72,622
General and administrative expenses	16,241,611	1,726,908	7,955,839	25,924,358
Research and development expenses	-	2,137,042	10,180	2,147,222
Sales and marketing expenses	-	-	406,247	406,247
Total operating (loss)	(168,732,161)	(3,811,288)	(8,372,266)	(180,915,715)
Gain (loss) on derivative instruments	(52,735,000)	-	-	(52,735,000)
Other segment items	117,463	676,702	2,903	797,068
Segment loss	$(221,349,698)	$(3,134,586)	$(8,369,363)	$(232,853,647)

	December 31, 2025
	Compute Services and Treasury Management	Drug Discovery Services	Corporate	Total
Assets	$49,455,174	$1,930,898	$1,502,274	$52,888,346
Depreciation and amortization	-	121,261	7,777	129,038
Expenditures for additions to long-lived assets	-	-	-	-

	Year Ended December 31, 2024
	Compute Services and Treasury Management	Drug Discovery Services	Corporate	Total
Revenue	$-	$84,812	$-	$84,812
Cost of revenues	-	78,285	-	78,285
General and administrative expenses	-	2,022,732	5,213,065	7,235,797
Research and development expenses	-	2,234,501	6,960	2,241,461
Sales and marketing expenses	-	5	833,194	833,199
Total operating loss	-	(4,250,711)	(6,053,219)	(10,303,930)
Other segment items	-	(606)	79,881	79,275
Segment loss	$-	(4,251,317)	$(5,973,338)	$(10,224,655)

	December 31, 2024
	Compute Services and Treasury Management	Drug Discovery Services	Corporate	Total
Assets	$-	$2,615,291	$893,487	$3,508,778
Depreciation and amortization	-	124,939	7,397	132,336
Expenditures for additions to long-lived assets	-	3,032	-	3,032

Other segment items is comprised of other income and other expenses. Other income primarily consists of aged accounts payable and accrued expenses written off in the year ended December 31, 2025, and interest income in the year ended December 31, 2024. Other expenses primarily consist of interest expense.

In each of the years ended December 31, 2025, and 2024, substantially all the Company revenues were located or derived from operations in the United States. As of December 31, 2025, all the Company’s long-lived assets were located within the United States.

NOTE 18 – SUBSEQUENT EVENTS

Departure of DNA Director and Chief Investment Officer

On January 15, 2026, Shawn Matthews resigned as a director of the Company, effective as of January 15, 2026. On January 19, 2026, Thomas McLaughlin resigned as the Chief Investment Officer of the Company, effective as of January 19, 2026.

Departure of Chief Executive Officer

On February 6, 2026, the Board of Directors of Axe Compute Inc. voted to terminate, without cause, the employment of Raymond F. Vennare with the Company, effective as of February 9, 2026. In connection with his termination, Mr. Vennare entered into a separation agreement dated February 9, 2026 (the “Separation Agreement”), pursuant to which Mr. Vennare will receive certain separation benefits, contingent upon Mr. Vennare signing, delivering and not rescinding or revoking a general release of claims in favor of the Company. The Separation agreement provides for, among other things, (i) the payment of $575,000 in severance pay, which amount is equal to one year of Mr. Vennare’s base salary, (ii) a bonus for 2025 in the amount of $287,500, and (iii) a lump sum payment to assist with the cost of continued healthcare coverage. The foregoing description of the material terms of the Separation Agreement is not complete and is qualified in its entirety by reference to the full text thereof, a copy of which is filed as Exhibit 10.1 to this Current Report on Form 8-K and is incorporated herein by reference.

Appointment of Chief Executive Officer

On February 6, 2026, the Board appointed Christopher Miglino as Chief Executive Officer to succeed Mr. Vennare, and as a member of the Board to fill the vacancy created by Mr. Vennare’s resignation, effective as of February 9, 2026.

In connection with Mr. Miglino’s appointment as Chief Executive Officer of the Company, the Company and Mr. Miglino entered into an employment agreement, dated February 9, 2026 (the “Employment Agreement”), which provides for, among other things, payment to Mr. Miglino of an annual base salary equal to $575,000, and at the discretion of the Board’s Compensation Committee (the “Committee”), to receive grants of stock options or other equity awards. Mr. Miglino will also be eligible to participate in the Company’s (i) bonus program with annual cash bonus equal up to 50% of his salary or at the discretion of the Committee, a higher percentage based on his and the Company’s performance, (ii) long-term incentive plan to be adopted and maintained by the Compensation Committee, and (iii) standard employee benefit plans generally available to executive employees of the Company.

In addition, as a material inducement to Mr. Miglino’s appointment as Chief Executive Officer, on February 9, 2026 (the “Grant Date”) the Company granted Mr. Miglino stock options (the “Options”) to purchase 500,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the Grant Date, pursuant to a Stock Option Inducement Award Agreement (the “Option Agreement”) between Mr. Miglino and the Company. One-third of the Options will vest on the first anniversary of the Grant Date with the remaining two-thirds of the Options vesting in equal monthly installments over the following twenty-four months, in each case subject to Mr. Miglino’s continued employment with or service to the Company through each applicable vesting date.

Compute Contracts

In March 2026, the Company further executed on its strategic transition by executing contracts with several enterprise customers to provide access to remote GPU compute capacity on an hourly basis. The service periods of such contracts range in length from one month to approximately two years. In exchange for the services provided, the Company will collect various fees from customers, including monthly service fees, denominated in US dollars and payable in US dollars or stablecoins. The Company is in the process of analyzing the terms and conditions of such agreements to determine the appropriate accounting treatment under US GAAP, including application of ASC 606 to identify performance obligations, allocate the transaction price, and more. As a result, an estimate of the financial effect on the Company’s financial statements cannot be made at this time.