Form 10-Q
period 2026-03-31
Axe Compute Inc.
filed 2026-05-15
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

N/A
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

☐ Yes ☒ No

As of May 11, 2026, the registrant had 10,404,641 shares of common stock, par value $0.01 per share outstanding.

AXE COMPUTE INC.

PART I. FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. You can identify these forward-looking statements by the words "believes," "intends," "expects," “might,” "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," “potential,” "predicts," "estimates," "anticipates," “future,” “goal,” and variations of such words or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual future results may differ materially from what is expressed in or indicated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, under the heading “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, if and as such risk factors may be updated from time to time in our periodic filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and a reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date of this Quarterly Report on Form 10-Q or as of the date they were made or as otherwise specified herein. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AXE COMPUTE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6,925,244	$10,790,850
Accounts receivable	659,325	32,120
Prepaid expense and other assets	337,955	280,904
Digital assets	20,233,245	24,439,598
Digital asset receivable	9,436,590	7,226,475
Total current assets	37,592,359	42,769,947

Digital asset receivable, net of current portion	5,929,022	8,258,681
Property and equipment, net	216,856	223,128
Lease right-of-use assets	1,336,597	1,487,703
Other long-term assets	147,742	148,887
Total assets	$45,222,576	$52,888,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,345,926	$1,840,608
Note payable	27,210	107,951
Accrued expenses and other liabilities	1,387,359	1,520,518
Contract liabilities	786,316	144,076
Lease liability	680,470	653,743
Total current liabilities	4,227,281	4,266,896

Lease liability – net of current portion	724,535	904,495
Total liabilities	$4,951,816	$5,171,391
Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, 20,000,000 shares authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding as of March 31, 2026 and December 31, 2025	792	792
Common stock, $.01 par value, 200,000,000 shares authorized, 5,539,267 and 4,083,173 shares outstanding as of March 31, 2026, and December 31, 2025, respectively	55,393	40,832
Additional paid-in capital	461,444,992	461,196,805
Accumulated deficit	(421,230,417)	(413,521,474)
Total stockholders’ equity	40,270,760	47,716,955

Total liabilities and stockholders’ equity	$45,222,576	$52,888,346

See accompanying notes to unaudited condensed consolidated financial statements.

AXE COMPUTE INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$35,311	$110,310

Gains (losses) on digital assets	(4,296,268)	-

Operating costs and expenses:
Cost of revenues	$6,770	$45,118
General and administrative	2,905,122	1,828,200
Research and development	547,445	520,406
Sales and marketing	8,387	3,633
Total operating costs and expenses	3,467,724	2,397,357

Total operating (loss)	$(7,728,681)	$(2,287,047)

Other income	20,628	3,428
Other expense	(890)	(1,797)
Loss from continuing operations	(7,708,943)	(2,285,416)
Loss from discontinued operations	-	(157,457)
Net (loss)	$(7,708,943)	$(2,442,873)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.36)	$(4.79)
Loss from discontinued operations	-	(0.33)
Net (loss) per common share, basic and diluted	$(0.36)	$(5.12)

Weighted average shares used in computation – basic and diluted	21,184,617	476,835

See accompanying notes to unaudited condensed consolidated financial statements.

AXE COMPUTE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2025	79,246	$792	4,083,173	$40,832	$461,196,805	$(413,521,474)	$47,716,955
Share-based compensation related to instruments granted to employees	-	-	-	-	111,358	-	111,358
Issuance of common stock, net, in connection with restricted stock units vesting	-	-	13,242	132	(17,576)	-	(17,444)
Issuance of shares to non-employees	-	-	23,613	237	168,597	-	168,833
Issuance of shares pursuant to pre-funded warrant exercises	-	-	1,419,239	14,192	(14,192)	-	-
Net loss	-	-	-	-	-	(7,708,943)	(7,708,943)
Balance at March 31, 2026	79,246	$792	5,539,267	$55,394	$461,444,992	$(421,230,417)	$40,270,760

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	79,246	$792	444,475	$4,445	$180,218,424	$(180,426,271)	$(202,610)
Issuance of shares pursuant to warrant exercises	-	-	95,601	956	1,533,426	-	1,534,382
Issuance of shares pursuant to Registered Direct Offering, net of issuance costs	-	-	24,223	242	465,063	-	465,305
Issuance of shares pursuant to Renovaro Extension Agreement	-	-	31,153	312	499,688	-	500,000
Net loss	-	-	-	-	-	(2,442,873)	(2,442,873)
Balance at March 31, 2025	79,246	$792	595,452	$5,955	$182,716,601	$(182,869,144)	$(145,796)

See accompanying notes to unaudited condensed consolidated financial statements.

AXE COMPUTE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flow from continuing operating activities:
Net loss	$(7,708,943)	$(2,442,873)
Less: (loss) from discontinued operations	-	(157,457)
Net loss from continuing operations	(7,708,943)	(2,285,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,416	32,611
Amortization of operating lease right-of-use assets	151,106	133,455
Share-based compensation	111,358	-
Cost of booking compute using digital assets	32,002	-
Gains/losses on digital assets	4,296,268	-

Changes in assets and liabilities:
Accounts receivable	(627,205)	(25,674)
Prepaid expense and other assets	(59,424)	77,578
Accounts payable	(494,682)	169,955
Accrued expenses and other	35,674	1,179,275
Contract liabilities	642,240	(72,500)
Operating lease liability	(153,233)	(195,124)
Net cash (used in) continuing operating activities:	(3,746,423)	(985,840)

Cash flow from continuing investing activities:
Purchase of property and equipment	(21,000)	-
Net cash (used in) continuing investing activities:	(21,000)	-

Cash flow from continuing financing activities:
Proceeds from issuance of common stock and warrants	14,193	2,579,386
Costs to issue common stock and warrants	(14,192)	(79,699)
Payments for taxes related to net share settlement of restricted stock units	(17,443)
Repayment of note payable	(80,741)	-
Net cash (used in) provided by continuing financing activities	(98,183)	2,499,687

Discontinued operations:
Net cash provided by operating activities	-	229,494
Net cash provided by investing activities	-	625,000
Net cash provided by financing activities	-	-
Net cash provided by discontinued operations	-	854,494

Net (decrease) increase in cash	(3,865,606)	2,368,341
Cash and cash equivalents from continuing operations at beginning of period	10,790,850	611,822
Cash and cash equivalents from discontinued operations at beginning of period	-	122,851
Less: Cash from discontinued operations at end of period	-	(15,426)
Cash and cash equivalents from continuing operations at end of period	$6,925,244	$3,087,588

Supplemental disclosure for cash flow information:
Cash payments for interest	$890	$1,797

Non-cash transactions:
Common stock issued to settle accrued compensation	$168,833	-
Shares issued for vested RSUs, net of shares withheld for taxes	132	-
Realized gain on prepayment using digital assets	(2,374)	-

See accompanying notes to unaudited condensed consolidated financial statements.

AXE COMPUTE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – COMPANY INFORMATION

Nature of Operations

Axe Compute Inc. (“Axe Compute” or the “Company”) provides customers with access to graphics processing unit (“GPU”) compute capacity for artificial intelligence (“AI”) and other high-performance computing workloads through a distributed network model, including infrastructure made available through the Aethir network. The Company operates a digital asset treasury (the “Treasury Strategy”) focused on the Aethir token (“ATH”), the native utility token of the Aethir network. Collectively, these activities are referred to as the Compute Services and Treasury Management operating segment. The Company has operated this segment since late 2025 when it undertook a significant strategic shift by adopting the Treasury Strategy and began expanding its business strategy to include the GPU compute business.

The Company maintains its legacy oncology drug discovery solutions business, which was previously conducted under the Predictive Oncology Inc. name. Current operations in this business are limited, and in February 2026, the Company announced that it is exploring strategic alternatives, including a potential sale or other disposition. However, the Company’s Board of Directors has not committed to a specific course of action. Historically, this business applied AI to support the discovery and development of cancer therapies, with the objective of improving treatment effectiveness and patient outcomes. The business leveraged AI capabilities to provide actionable insights about drug compounds to improve the drug discovery process and increase the probability of drug compound success. Accordingly, the oncology drug discovery solutions business did not meet the criteria under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations to be classified as discontinued operations and held for sale, and therefore is reflected as continuing operations within these condensed consolidated financial statements.

For further discussion of the Company’s operating segments as of and for the three months ended March 31, 2026, see Note 14 – Segment Information.

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

Pursuant to the Treasury Strategy, the Company intends to continue acquiring additional ATH in the open market and intends to earn yield on its ATH treasury holdings by engaging in ATH staking and other activities, though the Company had not yet commenced any staking activities as of March 31, 2026. As a holder of ATH, the Company accrues unrealized gains or losses from any appreciation or depreciation, as applicable, in the value of ATH tokens, which trade on various cryptocurrency exchanges.

The Treasury Strategy is overseen by the Cryptocurrency Subcommittee of the Company’s board of directors. The Company’s management is focusing its resources on the Treasury Strategy and a significant portion of the Company’s balance sheet will be allocated to holding ATH pursuant to its Treasury Strategy.

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

●	entering into arrangements with customers as a GPU compute services provider where the Company procures GPU compute capacity and resells that capacity to downstream customers.

Refer to the subheading “Risks and Uncertainties” below for further discussion regarding risks related to the Company’s Treasury Strategy.

Liquidity

Since the adoption of the Company’s Treasury Strategy, the Company has raised capital through private investment in public equity (“PIPE”) transactions and at-the-market (“ATM”) sales of shares of common stock. The Company has deployed the majority of the cash proceeds from these transactions to acquire ATH. Additional details regarding these equity offerings are included in Note 11 – Stockholders’ Equity. These capital raises have strengthened the Company’s liquidity position, and the $6.9 million of cash and cash equivalents remaining as of March 31, 2026, together with $20.2 million of digital assets, represent readily accessible sources of liquidity. The Company believes its sources of liquidity will be sufficient to allow the Company to fund its planned operations for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company has prepared the condensed consolidated financial statements and related unaudited financial information in the notes in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim condensed consolidated financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments, which in the opinion of management, are necessary to present fairly the Company’s position, the results of its operations, and its cash flows for the interim periods. These interim condensed consolidated financial statements reflect all intercompany eliminations. These interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto contained in the Annual Report on Form 10-K filed with the SEC on March 31, 2026.

As of and for the three months ended March 31, 2026, and 2025, the Company had two wholly owned subsidiaries, Helomics Corporation and Skyline Medical Inc. (“Skyline Medical”). On March 14, 2025, the Company sold the Skyline Medical business pursuant to an asset purchase agreement with DeRoyal Industries, Inc.; however, Skyline Medical remained a wholly owned subsidiary of Axe Compute following the transaction, with its activities limited to wind-down efforts that were substantially completed as of December 31, 2025. The condensed consolidated financial statements include the accounts of the Company and these wholly owned subsidiaries, with all intercompany transactions and balances eliminated, as of and for the three months ended March 31, 2026 and 2025.

Discontinued Operations

In March 2025, the Company disposed of its former Eagan operating segment. Disposal groups that meet the discontinued operations criteria provided in ASC 205-20-45 are classified as discontinued operations. Assets and liabilities of discontinued operations are presented separately in the Company’s condensed consolidated balance sheets and results of discontinued operations are reported as a separate component of net loss in the Company’s condensed consolidated statements of net loss for all periods presented, resulting in changes to the presentation of certain prior period amounts. Results of discontinued operations are excluded from segment results for all periods presented. Cash flows from discontinued operations are also reported separately in the Company’s condensed consolidated statements of cash flows.

Refer to Note 3 – Discontinued Operations for additional discussion of discontinued operations. All other notes to these condensed consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.

Accounting Policies and Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and during the reporting period. Actual results could materially differ from those estimates. Estimates are used in the following areas, among others: variable consideration associated with revenue recognition, stock-based compensation expense, fair value of derivatives including embedded derivatives, fair value of digital assets, fair value of long-lived assets for impairment analyses, the valuation allowance included in the deferred income tax calculation, and accrued expenses.

Note 2 to the annual consolidated financial statements contained in the Annual Report on Form 10-K filed with the SEC on March 31, 2026, describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026, with the exception of the items noted below.

Revenues from GPU Compute Services

Revenue from the Company’s GPU Compute Services segment is generated from subscription-based arrangements with enterprise, research, and commercial customers under master services agreements and related order forms. These arrangements provide customers with continuous access to specified GPU compute resources (including GPU type, quantity, and configuration) at designated data center locations over defined service periods, which may range from month-to-month to multi-year terms. Certain contracts also include ancillary storage services, which are accounted for as separate performance obligations when distinct.

The Company procures GPU compute capacity from third-party node operators and decentralized cloud infrastructure platforms and resells that capacity to its customers. The Company has concluded that it acts as a principal in these arrangements, as it controls the GPU compute services prior to transferring to the customer, including directing the use of, and obtaining substantially all benefits from, the underlying capacity. Additionally, the Company bears inventory risk and has full discretion regarding the pricing of contracts with customers. Accordingly, revenue is recognized on a gross basis.

GPU compute and related storage services are each considered a series of distinct services that are substantially the same and are satisfied over time, as customers simultaneously receive and consume the benefits of these services as they are provided. Revenue is recognized over time using an output method that faithfully depicts the Company’s performance. For fixed-fee arrangements, revenue is recognized on a straight-line basis over the applicable service period, as the customer receives a consistent level of benefit throughout the term. Usage-based fees, including overage charges based on GPU-hours consumed in excess of contractual limits, are recognized as revenue in the period in which the usage occurs.

The transaction price primarily consists of fixed monthly subscription fees, which are generally non-cancellable and non-refundable during the contract term. Arrangements might include usage-based overages; however, for the period ending March 31, 2026, any variable consideration was immaterial. Variable consideration is included in revenue only to the extent it is probable that a significant reversal will not occur. For contracts with multiple performance obligations, such as combined GPU compute and storage services, the transaction price is allocated to performance obligations based on relative standalone selling prices. The Company has concluded that these arrangements do not contain significant financing components.

Risks and Uncertainties

Note 1 to the annual consolidated financial statements contained in the Annual Report on Form 10-K filed with the SEC on March 31, 2026, describes certain risks and uncertainties associated with the Company and relevant to the Company’s consolidated financial statements. There have been no additional risks and uncertainties identified by Management in the three months ended March 31, 2026.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the FASB. Recently issued ASUs not listed below either were assessed and determined to be not applicable or are currently expected to have no impact on the consolidated financial statements of the Company.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires more detailed disclosures related to certain costs and expenses. The guidance requires entities to disclose amounts of certain expense categories included in expense captions presented on the face of the income statement, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The disclosure requirements may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

NOTE 3 – DISCONTINUED OPERATIONS

On March 14, 2025, the Company entered into an asset purchase agreement (the “APA”) and closed the transactions contemplated therein with DeRoyal Industries, Inc., a Tennessee corporation (“DeRoyal”), to sell and assign to DeRoyal assets and liabilities exclusively related to the business of providing products for automated, direct-to-drain medical fluid disposal, including the Company’s STREAMWAY® product line (the “Eagan Business”). These assets were operated by the Company’s wholly owned subsidiary, Skyline Medical, and were previously reported in the Company’s Eagan operating segment. The purchased assets exclusively related to the Eagan Business included but were not limited to cash, certain accounts receivable, inventories, patents, fixed assets, and real property leased by the Company and exclusively used in connection with the Eagan Business. The total purchase price for the assets was $625,000, plus the assumption of certain liabilities related to the Eagan Business including the lease for the office and warehouse space located at 2915 Commers Drive Suite 900 Eagan, MN 55121, certain accounts payable, and contract liabilities associated with the Eagan Business. The ongoing activities of the former Eagan operating segment are limited to wind down activities. As a result of these developments, the former Eagan operating segments have been reclassified to discontinued operations in these condensed consolidated financial statements for all periods presented.

The balance sheet as of March 31, 2026, does not include any assets and liabilities of discontinued operations. The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities to the current assets and liabilities of discontinued operations as presented in the Company’s condensed consolidated balance sheet as of March 31, 2025:

March 31, 2025
Assets:
Cash	$15,426
Accounts receivable, net	54,038
Prepaid expense and other assets	28,183
Total current assets of discontinued operations	97,647

Other long-term assets	4,031
Total assets of discontinued operations	$101,678

Liabilities:
Accounts payable	$2,066
Accrued expenses and other liabilities	223,079
Lease liability	89,040
Total current liabilities of discontinued operations	314,185

Total liabilities	$314,185

The statement of net loss as of March 31, 2026, does not include any discontinued operation activity. The following table provides details about the major classes of line items constituting the loss from discontinued operations presented in the Company’s condensed consolidated statement of net loss for the three months ended March 31, 2025:

For the three months ended March 31,
2025
Revenue	$157,179
Cost of sales	122,800
Gross profit from discontinued operations	34,379

Operating expenses:
General and administrative	103,238
Research and development	122,826
Sales and marketing	130,318
Total operating expenses	356,382
Total operating (loss) from discontinued operations	(322,003)
Gain on disposal of discontinued operations	172,451
Other (expense)	(7,905)
Net (loss) from discontinued operations	$(157,457)

The gain on disposal of discontinued operations for the three months ended March 31, 2025, represents the gain on assets sold and liabilities assumed by DeRoyal.

NOTE 4 – CONTRACTS WITH CUSTOMERS

The Company records a receivable when it has an unconditional right to receive consideration based on contract terms. As of March 31, 2026 and December 31, 2025, accounts receivable totaled $0.7 million and $0.03 million, respectively. The allowance for accounts receivable balance was $0 as of both March 31, 2026, and December 31, 2025.

The Company’s accounts receivable balance was concentrated among one customer as of March 31, 2026. One customer accounted for approximately 79% of total accounts receivable. The Company monitors the creditworthiness of its customers on an ongoing basis and believes that its credit risk is limited due to the financial strength and payment history of these customers. Management does not expect any material losses from these receivable concentrations and has not recorded an allowance for doubtful accounts, as all receivables are considered highly collectible.

Advance payments received in excess of revenues recognized and prepayment amounts are classified as contract liabilities until the appropriate revenue recognition criteria have been met. The Company has recorded contract liabilities related to Drug Discovery Services and Compute Services. As of March 31, 2026, the Company had contract liabilities of $0.8 million, of which $0.1 million related to Drug Discovery Services and $0.7 million related to Compute Services. As of December 31, 2025, the Company had contract liabilities of $0.1 million, all of which related to Drug Discovery Services.

During the three months ended March 31, 2026, no revenue was recorded relating to the contract liabilities as of December 31, 2025. The Company’s contract liabilities as of March 31, 2026, represent its remaining performance obligations for Drug Discovery Services and Compute Services that will be recognized as revenue over time as the services are delivered.

NOTE 5 – DIGITAL ASSETS

The Company’s digital assets, as presented on the condensed consolidated balance sheets for the periods indicated, consist primarily of ATH. ATH qualifies for recurring fair-value measurement under ASC 350-60, Intangibles — Goodwill and Other — Accounting for and Disclosure of Crypto Assets, with changes in fair value recognized in earnings in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the principal market of the Company for ATH (Level 1 inputs). The following table summarizes the number of units held, cost basis, and fair value of ATH as of March 31, 2026 and December 31, 2025:

	Units Held	Cost Basis	Fair Value
March 31, 2026	2,832,954,016	$100,951,597	$20,233,245
December 31, 2025	2,837,163,868	$101,258,178	$24,439,334

Cost basis represents the purchase price of digital assets, including transaction fees, if any, at the time of acquisition or upon receipt. Fair value represents quoted prices for the digital assets in the Company’s principal market at 11:59 p.m. Eastern Time on each reporting date in accordance with the Company’s crypto-asset valuation policy.

The following table represents a reconciliation of digital assets held, for ATH specific activity:

For the Quarter Ended March 31, 2026
Fair Value, December 31, 2025	$24,439,334
ATH used in operations	(32,088)
Unrealized gain / (loss)	(4,174,001)
Fair Value, March 31, 2026	$20,233,245

Side Letter

In connection with private placement transactions completed in October 2025 to support the Treasury Strategy, the Company entered into a side letter agreement (the “Side Letter”) with DCI, effective October 7, 2025. Pursuant to the Side Letter, for each ATH token purchased by the Company in the open market, whether through centralized or decentralized exchanges operating on the Ethereum Network, DCI will grant the Company additional ATH tokens equal to 20% of the number of tokens purchased (the “Bonus ATH”), to be delivered within 30 days of the related purchase. The Bonus ATH is not subject to restrictions upon receipt.

The Company accounts for the Side Letter as a derivative instrument. As of March 31, 2026 and December 31, 2025, respectively, no derivative asset was recognized, as all Bonus ATH associated with open market purchases made during the period had been received from DCI.

For the three months ended March 31, 2026, the Company did not receive any Bonus ATH as there were no open market purchases of ATH made during the period. The cost basis of the ATH received in prior periods pursuant to the Side Letter and subsequent fair value adjustments thereto are recorded within “Gains (losses) on digital assets” on the condensed consolidated statements of operation.

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

As of March 31, 2026, the Company held rights to receive ATH tokens that remain subject to vesting and claim requirements. The vesting period for these ATH tokens ranges from less than one month to approximately 3 years. These restrictions are specific to the underlying ATH tokens. Upon vesting and claim, the restrictions lapse and the Company obtains control of the ATH tokens, which may then be held, transferred to custodial accounts, staked, or otherwise deployed in accordance with the Company’s Treasury Strategy.

As of March 31, 2026, the Company recorded a digital asset receivable of $15.4 million related to the Locked ATH, consisting of a host receivable of $93.4 million, net of an embedded derivative liability measured at fair value of $78.0 million. The change in fair value of the embedded derivative of $0.1 million for the three months ended March 31, 2026, was recognized within “Gains (losses) on digital assets” in the condensed consolidated statements of net loss.

As of December 31, 2025, the Company recorded a digital asset receivable of $15.5 million related to the Locked ATH, consisting of a host receivable of $93.4 million, net of an embedded derivative liability measured at fair value of $77.9 million. The change in fair value of the embedded derivative of $77.9 million for the year ended December 31, 2025 was recognized within “Gains (losses) on digital assets” in the condensed consolidated statements of net loss.

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value as of March 31, 2026 and December 31, 2025, respectively. Fair value estimates do not necessarily represent the amounts that may be ultimately realized.

March 31, 2026	Fair Value	Level 1	Level 2	Level 3
Assets:
Digital assets	$20,233,245	$20,233,245	$-	$-
Embedded derivative related to digital asset receivable	$78,013,025	$-	$-	$78,013,025

December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Digital assets	$24,439,598	$24,439,598	$-	$-
Embedded derivative related to digital asset receivable	$77,893,482			$77,893,482

The embedded derivative related to the digital asset receivable must be remeasured at fair value each reporting period in accordance with ASC 815, Derivatives and Hedging. Because there is no directly observable market for illiquid, contractually restricted ATH tokens subject to a time-based vesting schedule, the embedded derivative related to digital asset receivable is classified as Level 3. The key unobservable input is the discount applied to reflect the lack of transferability and control during the restriction period. The discount is determined based on the remaining vesting period from each reporting period to the date on which the tokens become fully vested and available to claim, and is reduced ratably at each subsequent measurement date until it reaches zero at full vesting. As of the quarter ended March 31, 2026, applied discounts ranged from approximately 25% to 50%. As of December 31, 2025, applied discounts ranged from approximately 30% to 55%. Changes in fair value of the embedded derivative are recognized in the consolidated statements of net loss within "Gains (losses) on digital assets." There were no transfers into or out of Level 3 of the fair value hierarchy during the quarter ended March 31, 2026, or the year ended December 31, 2025.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net consisted of the following:

	As of March 31, 2026	As of December 31, 2025
Computers, software, and office equipment	$170,350	$170,350
Leasehold improvements	166,847	166,847
Laboratory equipment	1,713,230	1,692,230
Total	2,050,427	2,029,427
Less: Accumulated depreciation	(1,833,571)	(1,806,299)
Total Property and equipment, net	$216,856	$223,128

Depreciation expense, recorded within general and administrative expenses of continuing operations, was $27,272and $31,467 for the three months ended March 31, 2026 and 2025, respectively.

No impairment charges related to property and equipment held and used in continuing operations were incurred during the three months ended March 31, 2026 and 2025, respectively.

NOTE 8 – CONTINGENCIES

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. In accordance with ASC 450, Contingencies (“ASC 450”), the Company accrues a liability for legal contingencies when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. If there is at least a reasonable possibility that a loss may be incurred, ASC 450 requires disclosure of a loss contingency.

There have been no material changes to the Company’s contingencies as disclosed in the Form 10-K for the year ended December 31, 2025.

NOTE 9 – LEASES

The Company’s corporate offices and other offices are located in Pittsburgh, Pennsylvania. The leases are effective through February 29, 2028.

Lease expense under operating lease arrangements, recorded within general and administrative expenses of continuing operations, was $196,168 and $189,273 for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the operating lease asset and liabilities recorded as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Operating lease right-of-use asset, gross	$2,922,365	$2,922,365
Accumulated amortization	(1,585,768)	(1,434,662)
Operating lease right-of-use asset, net	1,336,597	1,487,703

Short-term operating lease liabilities	680,470	653,743
Long-term operating lease liabilities	724,535	904,495
Total operating lease liabilities	$1,405,005	$1,558,238

Weighted average remaining lease term – operating leases in years	1.92	2.16
Weighted average discount rate – operating leases	13%	13%

The Company’s operating lease obligations as of March 31, 2026, which include expected lease extensions that are reasonably certain of renewal, were as follows:

2026 (remaining 9 months)	$605,427
2027	827,909
2028	139,023
Total lease payments	1,572,359
Less: interest	(167,354)
Present value of lease liabilities	$1,405,005

NOTE 10 – NOTE PAYABLE

In June 2025, the Company purchased director and officer insurance policies with a policy period ending June 2026 and financed $264,048 of its total premium by entering into a note payable with a finance provider that requires ten monthly installment payments through April 2026. The note is secured by a first priority lien on the financed policies. The short-term note bears interest at an annual percentage rate of 6.6% over the life of the note. As of March 31, 2026, and December 31, 2025, the outstanding balance of the note was $27,210 and $107,951 including interest, respectively.

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

At The Market Offering

On May 3, 2024, the Company entered into an at-the-market (“ATM”) sales agreement with Wainwright, under which it may issue and sell shares of its common stock, with Wainwright acting as sales agent and receiving a 3.0% commission on gross proceeds. The Company subsequently filed a shelf registration statement and prospectus supplement.

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

As of March 31, 2026, approximately $18,330,000 remained available to the Company for sales under the Sales Agreement.

During the three months ended March 31, 2026, there were no shares of common stock issued or sold under the Sales Agreement.

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

As of March 31, 2026, the Company had sold no shares pursuant to the SEPA.

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

In the Crypto PIPE, the Company issued, to certain accredited investors, Crypto PIPE Warrants to purchase up to 14,903,393 shares of its common stock at a nominal $0.01 exercise price per share. As consideration for the Crypto PIPE Warrants, the Company received ATH from purchasers, including Locked ATH, with an aggregate notional value and discounted value of $292.7 million and $173.3 million, respectively.

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

There were 1,419,239 pre-funded warrants exercised for the three months ended March 31, 2026, and the total number of pre-funded warrants outstanding was 14,699,856 as of March 31, 2026, all of which were vested and exercisable and have no expiration date.

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

Stock Warrants

The following summarizes transactions for warrants for the period indicated:

	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2025	1,623,179	$17.39
Issued	-	-
Expired	(3,672)	16.05
Exercised	-	-
Outstanding as of March 31, 2026	1,619,507	$17.39

There were no warrants granted for the three months ended March 31, 2026 and 2025, respectively.

The Company determines the grant date fair value of warrants using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility, and estimated term.

The fair value of each warrant grant for the three months ended March 31, 2026 and 2025 was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	104.07%	99.4%
Risk-free interest rate	4.22%	4.37%
Expected life (in years)	10	5

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

Restricted Stock Units

On September 9, 2025, the Board of Directors, upon the recommendation of the Compensation Committee of the Board of Directors (the “Compensation Committee”), determined that it was appropriate to award restricted stock units (“RSUs”) as a form of compensation for employees, consultants and directors and approved a form of Restricted Stock Unit Award Agreement, with such awards to be granted under the Company’s 2024 Plan. Consistent with that determination, the Board of Directors approved the grant of 60,101 RSUs on September 9, 2025. Each RSU represented the right to receive one share of the Company’s common stock upon vesting. The RSUs contained a service-based vesting condition requiring continued service through October 31, 2025, at which point the RSUs vested in full. The RSUs were settled on November 28, 2025.

On December 10, 2025, the Company entered into an amendment to the employment agreement with Raymond F. Vennare dated as of November 1, 2022. Pursuant to the amendment and following approval by the Compensation Committee, Mr. Vennare was awarded 20,000 RSUs. The RSUs contained a service-based vesting condition requiring continued service through January 1, 2026, at which point the RSUs vested in full. The RSUs were settled on February 5, 2026.

The following table summarizes the Company’s RSU activity for the period indicated:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2025	20,000	$118,400
Granted	-
Vested	(20,000)	118,400
Non-vested RSUs as of March 31, 2026	-	-

The Company has no unrecognized stock-based compensation expense related to RSUs that is expected to be recognized in a future period.

Stock Options

The Company determines the grant date fair value of options and warrants using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility, and estimated term. There were 500,000 stock options granted for the three months ended March 31, 2026. There were no stock options granted for the three months ended March 31, 2025.

The following table summarizes the Company’s stock option activity for the period indicated:

	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2025	2,925	$1,334.07
Issued	500,000	2.24
Expired	(4)	12,750.00
Exercised	-	-
Outstanding as of March 31, 2026	502,921	$10.08

The Company has $1.0 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over the next approximately three years.

Stock-Based Compensation Expense, Net

Stock-based compensation expense, net of forfeitures, recognized for the three months ended March 31, 2026, was $0.1 million. There was no stock-based compensation expense recognized for the three months ended March 31, 2025. Such expense is included within general and administrative expenses in the condensed consolidated statements of net loss.

NOTE 13 – NET LOSS PER SHARE

Earnings per share accounting requires the presentation of both basic and diluted earnings per share on the face of the statements of net loss. The Company calculates basic net loss per share based upon the weighted average number of common shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential common shares outstanding during the period. The calculation of diluted earnings per share excludes all potential common shares, with the exception of pre-funded warrants, if their inclusion would have an anti-dilutive effect. A total of 14,699,856 pre-funded warrants is included in the computation of earnings per share because the exercise price of the pre-funded warrants is nominal and there are no conditions that must be satisfied prior to their exercise.

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net (loss) from continuing operations	$(7,708,943)	$(2,285,416)
Net (loss) from discontinued operations	-	(157,457)
Net (loss) attributable to common stockholders	$(7,708,943)	$(2,442,873)

Denominator:
Weighted average common shares outstanding - basic	21,184,617	476,835
Dilutive effect of stock options, warrants and preferred stock (1)	-	-
Weighted average common shares outstanding - diluted	21,184,617	476,835

Net (loss) from continuing operations attributable to common stockholders per common share – basic and diluted	$(0.36)	$(4.79)
Net (loss) from discontinued operations attributable to common stockholders per common share – basic and diluted	-	(0.33)
(Loss) per common share - basic and diluted	(0.36)	(5.12)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options	502,921	3,101
Warrants	1,619,507	88,420
Restricted stock units	-	-
Preferred stock: Series B	2	2

NOTE 14 – SEGMENT INFORMATION

The Company has determined its operating segments in accordance with ASC 280, Segment Reporting. Factors used to determine the Company’s reportable segments include the availability of separate financial statements, the existence of separate leadership across business lines, the economic factors affecting each segment, and the evaluation of operating results at the segment level. The Company’s Chief Operating Decision Maker (“CODM”), its chief executive officer, allocates the Company’s resources for each of the operating segments and evaluates their relative performance based on losses from operations, operating loss, and net loss. Operating expenses are disaggregated by department for purposes of evaluating each segment’s performance. Each operating segment listed below has separate financial statements and locally based leadership that are evaluated based on the results of their respective segments. It should be noted that the operating segments below have different products and services.

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

As described in Note 3 – Discontinued Operations, the Company’s former Eagan operating segment met the criteria to be reported as discontinued operations for the first quarter of 2025. As such, the former Eagan operating segment is excluded from the tables below, which only reflect continuing operations for all periods presented.

See discussion of revenue recognition in Note 2 – Summary of Significant Accounting Policies for a description of the products and services recognized in each segment. All revenues are earned from external customers.

The table below summarizes the Company’s segment reporting as of the three months ended March 31, 2026, and the year ended December 31, 2025:

	March 31,	December 31,
	2026	2025
Compute Services and Treasury Management segment
Assets	$42,715,058	$49,455,174
Depreciation and amortization	-	-
Expenditures for additions to long-lived assets	-	-

Drug Discovery Services segment
Assets	$1,696,321	$1,930,898
Depreciation and amortization	26,634	121,261
Expenditures for additions to long-lived assets	21,000	-

Corporate
Assets	$811,197	$1,502,274
Depreciation and amortization	1,782	7,777
Expenditures for additions to long-lived assets	-	-

Total
Assets	$45,222,576	$52,888,346
Depreciation and amortization	28,416	129,038
Expenditures for additions to long-lived assets	21,000	-

The table below provides a reconciliation of segment revenue and loss for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	2026	2025
Compute Services and Treasury Management segment
Revenue	$6,935	$-
Gains and (losses) from operations	(4,296,268)	-
Cost of operations (a)	191,649	-
Total operating (loss)	$(4,480,982)	$-
Segment (loss)	$(4,480,982)	$-

Drug Discovery Services segment
Revenue	$28,376	$110,310
Gains and (losses) from operations	-	-
Cost of operations (a)	1,006,755	977,733
Total operating (loss)	$(978,379)	$(867,423)
Segment (loss)	$(978,379)	$(867,411)

Corporate
Revenue	$-	$-
Gains and (losses) from operations	-	-
Cost of operations (a) (b)	2,269,320	1,419,624
Total operating (loss)	$(2,269,320)	$(1,419,624)
Segment (loss)	$(2,249,582)	$(1,418,005)

Total
Revenue	$35,311	$110,310-
Gains and (losses) from operations	(4,296,268)	-
Cost of operations (a)	3,467,724	2,397,357
Total operating (loss)	$(7,728,681)	$(2,287,047)
Other segment items	19,738	1,631
Segment (loss)	$(7,708,943)	$(2,285,416)

(a)	Segment cost of operations includes cost of revenues, general and administrative expenses, research and development expenses, and sales and marketing expenses.

(b)	Corporate expenses include general and administrative costs, stock-based compensation, and other items not allocated to the segments.

NOTE 15 – SUBSEQUENT EVENTS

Appointment of President

On April 1, 2026, the Board appointed Kyle Okamoto as President and the Company entered into an employment agreement with Mr. Okamoto, which provides for, among other things, an annual base salary equal to $360,000, and at the discretion of the Compensation Committee, grants of stock options or other equity awards. Mr. Okamoto will also be eligible to participate in the Company’s (i) bonus program with annual cash bonus of up to 150% of his salary or a higher percentage based on performance, (ii) long-term incentive plan to be adopted and maintained by the Compensation Committee, and (iii) standard employee benefit plans.

Additionally, on April 1, 2026, as a material inducement to Mr. Okamoto’s appointment as President, the Company granted Mr. Okamoto stock options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.62, pursuant to a Stock Option Inducement Award Agreement between Mr. Okamoto and the Company. One-third of the options granted to Mr. Okamoto will vest on the first anniversary of April 1, 2026, with the remaining two-thirds of the options vesting in equal monthly installments over the following twenty-four months, in each case subject to Mr. Okamoto’s continued employment with or service to the Company through each applicable vesting date.

Resignation and Appointment of Chief Financial Officer

On April 10, 2026, Josh Blacher advised the Company of his intention to resign from his position as Chief Financial Officer of the Company, effective May 18, 2026. Mr. Blacher’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On April 16, 2026, the Board appointed Jeremy Yaukey-Witter to serve as Co-Chief Financial Officer of the Company alongside Mr. Blacher from April 16, 2026 through May 18, 2026, and to serve as the sole Chief Financial Officer of the Company after May 18, 2026. The Company entered into an employment agreement with Mr. Yaukey-Witter, which provides for, among other things, an annual base salary equal to $280,000, and at the discretion of the  Compensation Committee, grants of stock options or other equity awards. Mr. Yaukey-Witter will also be eligible to participate in the Company’s (i) bonus program with annual cash bonus of up to 40% of his salary or a higher percentage based performance, (ii) long-term incentive plan to be adopted and maintained by the Compensation Committee, and (iii) standard employee benefit plans.

Additionally, on April 16, 2026, as a material inducement to Mr. Yaukey-Witter’s appointment as Co-Chief Financial Officer, the Company granted Mr. Yaukey-Witter stock options to purchase 225,000 shares of the Company’s common stock at an exercise price of $3.51, pursuant to a Stock Option Inducement Award Agreement between Mr. Yaukey-Witter and the Company. One-third of the options granted to Mr. Yaukey-Witter will vest on the first anniversary of April 16, 2026, with the remaining two-thirds of the options vesting in equal monthly installments over the following twenty-four months, in each case subject to Mr. Yaukey-Witter’s continued employment with or service to the Company through each applicable vesting date.

Significant Contract

On April 22, 2026, the Company announced its entry into a 36-month enterprise infrastructure contract with an enterprise customer (the “April Agreement”). The April Agreement has an aggregate contract value of approximately $260 million. Under the April Agreement, the Company will deliver a dedicated cluster of 2,304 NVIDIA B300 GPUs and AI-focused high-speed storage infrastructure from a single U.S. Tier 3 data center facility. The cluster is intended to support large-scale AI model training, fine-tuning, and high-throughput inference workloads. The infrastructure will maintain NVIDIA reference architecture throughout the contract period. The initial term of the Agreement is 36 months, with targeted deployment commencing in the third quarter of 2026. The Agreement includes options to renew for additional years beyond the initial term. The payment structure under the April Agreement consists of a deposit, prepayment, and monthly payments made in advance on a take-or-pay basis. The agreement includes enterprise-grade service levels.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, and our Form 10-K for the year ended December 31, 2025.

Certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. You can identify these forward-looking statements by the words "believes," "intends," "expects," “might,” "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," “potential,” "predicts," "estimates," "anticipates," “future,” “goal,” and variations of such words or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual future results may differ materially from what is expressed in or indicated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, under the heading “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, if and as such risk factors may be updated from time to time in our periodic filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and a reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

Overview

Axe Compute Inc. provides customers with access to GPU compute capacity for AI and other high-performance computing workloads through a distributed network model, including infrastructure made available through the Aethir network. We operate a digital asset treasury (the “Treasury Strategy”) focused on ATH, the native utility token of the Aethir network. Collectively, these activities are referred to as the Compute Services and Treasury Management operating segment within our condensed consolidated financial statements included in this Quarterly Report on Form  10-Q. We have operated this segment since late 2025 when it undertook a significant strategic shift by adopting the Treasury Strategy and began expanding our business strategy to include the GPU compute business.

We maintain our legacy oncology drug discovery solutions business, which was previously conducted under the Predictive Oncology Inc. name. Current operations in this business are limited, and the Company is exploring strategic alternatives, including a potential sale or other disposition, although no definitive plan has been approved. Historically, this business applied AI to support the discovery and development of cancer therapies, with the objective of improving treatment effectiveness and patient outcomes. The business leveraged AI capabilities to provide actionable insights about drug compounds to improve the drug discovery process and increase the probability of drug compound success. In February 2026, the Company announced that it is exploring strategic alternatives for this oncology drug discovery solutions business, but the Company’s Board of Directors has not committed to a specific course of action. Accordingly, the oncology drug discovery solutions business did not meet the criteria under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations to be classified as discontinued operations and held for sale, and therefore is reflected as continuing operations within the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

●	entering into arrangements with customers as a GPU compute services provider where the Company procures GPU compute capacity and resells that capacity to downstream customers.

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

On March 3, 2026, we announced that our Board appointed Dr. Theodore Zhu and Thorsten Dirks as members of the Board.

On April 1, 2026, the Board appointed Kyle Okamoto as President and the Company entered into an employment agreement with Mr. Okamoto, which provides for, among other things, an annual base salary equal to $360,000, and at the discretion of the Compensation Committee, grants of stock options or other equity awards. Mr. Okamoto will also be eligible to participate in the Company’s (i) bonus program with annual cash bonus of up to 150% of his salary or a higher percentage based on performance, (ii) long-term incentive plan to be adopted and maintained by the Compensation Committee, and (iii) standard employee benefit plans.

Additionally, on April 1, 2026, as a material inducement to Mr. Okamoto’s appointment as President, the Company granted Mr. Okamoto stock options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.62, pursuant to a Stock Option Inducement Award Agreement between Mr. Okamoto and the Company. One-third of the options granted to Mr. Okamoto will vest on the first anniversary of April 1, 2026, with the remaining two-thirds of the options vesting in equal monthly installments over the following twenty-four months, in each case subject to Mr. Okamoto’s continued employment with or service to the Company through each applicable vesting date.

On April 10, 2026, Josh Blacher advised the Company of his intention to resign from his position as Chief Financial Officer of the Company, effective May 18, 2026. Mr. Blacher’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On April 16, 2026, the Board appointed Jeremy Yaukey-Witter to serve as Co-Chief Financial Officer of the Company alongside Mr. Blacher from April 16, 2026 through May 18, 2026, and to serve as the sole Chief Financial Officer of the Company after May 18, 2026. The Company entered into an employment agreement with Mr. Yaukey-Witter, which provides for, among other things, an annual base salary equal to $280,000, and at the discretion of the  Compensation Committee, grants of stock options or other equity awards. Mr. Yaukey-Witter will also be eligible to participate in the Company’s (i) bonus program with annual cash bonus of up to 40% of his salary or a higher percentage based performance, (ii) long-term incentive plan to be adopted and maintained by the Compensation Committee, and (iii) standard employee benefit plans.

Additionally, on April 16, 2026, as a material inducement to Mr. Yaukey-Witter’s appointment as Co-Chief Financial Officer, the Company granted Mr. Yaukey-Witter stock options to purchase 225,000 shares of the Company’s common stock at an exercise price of $3.51, pursuant to a Stock Option Inducement Award Agreement between Mr. Yaukey-Witter and the Company. One-third of the options granted to Mr. Yaukey-Witter will vest on the first anniversary of April 16, 2026, with the remaining two-thirds of the options vesting in equal monthly installments over the following twenty-four months, in each case subject to Mr. Yaukey-Witter’s continued employment with or service to the Company through each applicable vesting date.

On April 22, 2026, the Company announced its entry into a 36-month enterprise infrastructure contract with an enterprise customer (the “April Agreement”). The April Agreement has an aggregate contract value of approximately $260 million. Under the April Agreement, the Company will deliver a dedicated cluster of 2,304 NVIDIA B300 GPUs and AI-focused high-speed storage infrastructure from a single U.S. Tier 3 data center facility. The cluster is intended to support large-scale AI model training, fine-tuning, and high-throughput inference workloads. The infrastructure will maintain NVIDIA reference architecture throughout the contract period. The initial term of the Agreement is 36 months, with targeted deployment commencing in the third quarter of 2026. The Agreement includes options to renew for additional years beyond the initial term. The payment structure under the April Agreement consists of a deposit, prepayment, and monthly payments made in advance on a take-or-pay basis. The agreement includes enterprise-grade service levels.

Capital Requirements

Since inception, the Company has incurred recurring losses and has not generated sufficient revenues to fund its operations. Historically, the Company has financed its activities through a combination of debt and equity financings. Since 2023, the Company has monetized certain assets and reduced operating expenses. In September 2025, the Company adopted its Treasury Strategy, which introduced both new sources of capital and additional capital requirements. See “Liquidity and Capital Resources—Liquidity and Plan of Financing” and “Liquidity and Capital Resources—Financing Transactions” below.

As of March 31, 2026, the Company had approximately $6.9 million in cash and cash equivalents. Additionally, the Company also holds significant ATH digital assets, which may serve as an additional source of liquidity. However, the market price of ATH has exhibited significant volatility over recent periods and remains subject to rapid fluctuations driven by factors such as market sentiment, regulatory developments, network adoption, governance decisions of the Aethir Foundation, and broader crypto-asset market conditions.

Additional sources of liquidity include the Company’s at-the-market (“ATM”) facility, under which approximately $18.3 million remained available as of the prospectus supplement filed with the SEC on October 29, 2025, as well as a standby equity purchase agreement (“SEPA”) that allows the Company to sell up to $10.0 million of its common stock, in each case subject to the terms, conditions, and limitations of the respective arrangements.

The Company’s future cash requirements and the adequacy of its available resources will depend on its ability to generate revenue from its compute services and Treasury Strategy, as well as its ability to access additional financing. Management expects operating losses to continue in the near term as the Company scales these initiatives. Given the Company’s recent strategic shift, its future operating results are inherently uncertain, and period-to-period comparisons may not be indicative of future performance.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

	2026	2025	Difference
Revenue	$35,311	$110,310	$(74,999)
Gains (losses) on digital assets	(4,296,268)	-	(4,296,268)
Cost of revenues	2,856	45,118	(42,262)
General and administrative expenses	2,909,036	1,828,200	1,080,836
Research and development	547,445	520,406	27,039
Sales and marketing expenses	8,387	3,633	4,754
Total operating gain (loss)	(7,728,681)	(2,287,047)	(5,441,634)
Other income (expense)	19,738	1,631	18,107
Income (loss) from continuing operations	(7,708,943)	(2,285,416)	(5,423,527)
Income (loss) from discontinued operations	-	(157,457)	157,457
Net income (loss)	$(7,708,943)	$(2,442,873)	$(5,266,070)

Revenue. We recorded revenue of $35,311 and $110,310 in the three months ended March 31, 2026 and 2025, respectively. Revenue in the three months ended March 31, 2026, decreased from the prior year due to a reduced amount of revenue generating activities within the Drug Discovery Services segment.

Gains (losses) on digital assets. We recorded a loss on digital assets of $4,296,268 in the three months ended in March 31, 2026, with no such losses recorded in the comparative period. The losses in the 2026 period primarily represents the change in fair value of the Company’s ATH holdings, which were not present in the comparative period.

Cost of revenues. Cost of revenues was $2,856 and $45,118 in the three months ended March 31, 2026 and 2025, respectively. Similarly to revenue, cost of revenues decreased due to a reduced amount of activity within the Drug Discovery Services segment.

General and administrative expenses. General and administrative (“G&A”) expenses primarily consist of management salaries, professional fees, consulting fees, administrative fees, and general office expenses. G&A expenses increased by $1,080,836 to $2,909,036 in the three months ending March 31, 2026, compared to $1,828,200 in the comparable period in 2025. The increase was primarily due to the severance expense to the prior CEO and an increase in payroll expenses due to salary increases for existing employees and stock based compensation expense in the three months ending March 31, 2026.

Research and development expenses. Research and development expenses primarily consist of expenses related to product development, prototyping, and testing. Research and development expenses increased by $27,039 to $547,445 in the three months ended March 31, 2026, compared to $520,406 in the comparable period in 2025. The increase was primarily due to increases in cloud computing costs and other lab supplies.

Sales and marketing expenses. Sales and marketing expenses consist of expenses required to market and sell our products and services. Sales and marketing expenses increased by $4,754 to $8,387 in the three months ended March 31, 2026, compared to $3,633 in the comparable period in 2025. Sales and marketing expenses were relatively stable year over year.

Other income. We recognized other income of $20,628 during the three months ended March 31, 2026, compared to $3,428 in the comparable period in 2025. Other income increased due to dividend payments received.

Liquidity and Capital Resources

Cash Flows

On March 31, 2026, we had $6,925,244 in cash and cash equivalents. Cash and cash equivalents from continuing operations decreased by $3,865,606 from December 31, 2025, due to the following factors.

Net cash used in operating activities of continuing operations was $3,746,423 in the three months ended March 31, 2026, compared to $985,840 in the three months ended March 31, 2025. Cash used in operating activities of continuing operations increased due to increased cash used in working capital and increased cash operating expenses. Cash used in working capital reflected payments of accounts payable and accrued expenses outstanding at the start of the period. Increased cash operating expenses primarily reflected cash payments for additional professional services resulting from the Company’s adoption of the Treasury Strategy such as asset management and accounting advisory services.

The Company used $21,000 in investing activities of continuing operations in the three months ended March 31, 2026, to acquire property and equipment. No cash was used in investing activities of continuing operations in the three months ended March 31, 2025.

Net cash used in financing activities of continuing operations was $98,183 in the three months ended March 31, 2026, compared to $2,499,687 provided by financing activities of continuing operations in three months ended March 31, 2025. Cash provided by financing activities of continuing operations in the 2025 period was primarily related to proceeds from the issuance of common stock and warrants.

Net cash provided by discontinued operations was $0 in the three months ended March 31, 2026, compared to $854,494 provided by discontinued operations in the three months ended March 31, 2025. Net cash provided by operating activities and investing activities of discontinued operations was $229,494 and $625,000, respectively. for the three months ended March 31, 2025. The cash provided in the 2025 period related to proceeds from the sale of Eagan assets pursuant to the asset purchase agreement executed with DeRoyal in March 2025.

Liquidity and Plan of Financing

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We have incurred significant and recurring losses from operations for the past several years. As of March 31, 2026, and December 31, 2025, we had cash and cash equivalents of $6,925,244 and $10,790,850, respectively, and working capital of $33,365,078 and $38,503,051, respectively, and accumulated deficit of $421,230,417 and $413,521,474, respectively.

To meet its short-term liquidity needs in the next twelve months, which are primarily comprised of working capital requirements, the Company has access to various sources of short-term liquidity including cash and cash equivalents and ATH tokens in its treasury. These include approximately 3.2 billion ATH tokens held as of March 31, 2026, and an additional 1.6 billion ATH tokens expected to vest over the subsequent twelve-month period. Although we do not anticipate needing to use our ATH to meet our short-term liquidity needs, to the extent necessary, we may seek to use proceeds from the sale of our ATH to meet such needs. Additional sources of liquidity could include the Company’s ATM facility and the SEPA facility, subject to certain limitations and conditions associated with the respective facilities.

Management considers the ATM facility to be a viable source of incremental liquidity during fiscal year 2026, subject to market conditions. Management does not assume immediate or full utilization of the ATM facility in its base-case liquidity forecast. Rather, ATM proceeds are considered a discretionary funding source that could be accessed opportunistically during periods of sufficient market liquidity and pricing stability. Based on current market conditions, management believes that any ATM issuances, if undertaken, would likely have potential to occur in fiscal year 2026.

Beyond the next twelve months, our long-term liquidity needs are primarily for obligations related to working capital requirements. Our ability to meet these needs and the adequacy of available funds depend on our ability to generate income from our compute services and Treasury Strategy, and the availability of future financing to fulfill our business plans. The Company will also have access to an additional 1.5 billion ATH tokens expected to be vested beyond twelve months from March 31, 2026.

Management notes that a significant portion of the Company’s liquidity is held in ATH, a digital asset, which has exhibited substantial price volatility over recent trailing 3-, 6-, and 9-month periods. The Company acknowledges that ATH prices are subject to rapid fluctuations due to factors including market sentiment, regulatory developments, network adoption, governance decisions of the Aethir Foundation, and broader crypto-asset market conditions.

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

As of March 31, 2026, and December 31, 2025, approximately $18,330,000 remained available to us for sales of our common stock under the Sales Agreement.

During the year ended December 31, 2025, we issued and sold 139,680 shares of common stock under the Sales Agreement resulting in net proceeds to the Company of approximately $1,530,000 after deducting approximately $342,000 in issuance costs.

During the three months ended March 31, 2026, there were no shares of common stock issued or sold under the Sales Agreement.

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

As of March 31, 2026, the Company had sold no shares pursuant to the SEPA.

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

Recent Accounting Developments

See “Recent Accounting Pronouncements” and “Recently Adopted Accounting Standards” under Note 2 - Summary of Significant Accounting Policies to the unaudited condensed financial statements of this Quarterly Report on Form 10-Q for further details.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, the Company implemented new processes, controls, and procedures related to its digital asset and compute operations. These changes included enhancements to the Company’s policies, people, technologies, and operational processes designed to address the risks associated with digital asset activities as well as preventative and mitigating controls over the acquisition, custody, safeguarding, valuation, and financial reporting of digital assets.

As the Company continues to expand its digital asset and compute operations, management continues to enhance and refine certain processes and controls related to wallet management, custody arrangements, valuation methodologies, and related financial reporting activities in order to support the Company’s evolving operations and reporting requirements. Other than the changes described herein, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information regarding our legal proceedings can be found in Note 8, Contingencies, to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, there were no unregistered sales of securities that were not reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1

Separation Agreement, dated February 9, 2026, by and between the Company and Raymond Vennare (Filed on February 9, 2026 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference.)

10.2

Employment Agreement, dated February 9, 2026, by and between the Company and Christopher Miglino (Filed on February 9, 2026 as Exhibit 10.2 to our Current Report on Form 8-K and incorporated herein by reference.)

10.3	Form of Stock Option Inducement Award Agreement (Filed on February 9, 2026 as Exhibit 10.3 to our Current Report on Form 8-K and incorporated herein by reference.)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXE COMPUTE INC.

Date: May 15, 2026	By:	/s/ Christopher Miglino
Christopher Miglino
Chief Executive Officer

Date: May 15, 2026	By:	/s/ Josh Blacher
Josh Blacher
Chief Financial Officer