Form 10-Q
period 2026-06-30
Axe Compute Inc.
filed 2026-08-14
CIK 1446159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

☐ Yes   ☒ No

As of August 13, 2026, the registrant had 11,591,124 shares of common stock, par value $0.01 per share outstanding.

AXE COMPUTE INC.

PART I. FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, certain information in this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. You can identify these forward-looking statements by the words "believes," "intends," "expects," “might,” "may," "will," "should," "plans," "projects," "contemplates," "intends," "budgets," “potential,” "predicts," "estimates," "anticipates," “future,” “goal,” and variations of such words or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual future results may differ materially from what is expressed in or indicated by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, under the heading “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, if and as such risk factors may be updated from time to time in our periodic filings with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and a reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AXE COMPUTE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$21,905,767	$10,790,850
Accounts receivable	3,321,426	32,120
Compute prepayments	11,148,981	-
Other prepaid expense and current assets	873,423	280,904
Digital assets	11,268,342	24,439,598
Digital asset receivable	7,547,221	7,226,475
Total current assets	56,065,160	42,769,947

Compute prepayments, net of current portion	22,946,761	-
Digital asset receivable, net of current portion	2,745,004	8,258,681
Property and equipment, net	17,291,873	223,128
Lease right-of-use assets	1,180,560	1,487,703
Other long-term assets	146,598	148,887
Total assets	$100,375,956	$52,888,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,494,038	$1,840,608
Note payable	413,611	107,951
Accrued expenses and other liabilities	1,425,113	1,520,518
Contract liabilities	33,645,987	144,076
Lease liability	708,159	653,743
Total current liabilities	38,686,908	4,266,896

Contract liabilities, net of current portion	27,108,685	-
Lease liability, net of current portion	535,168	904,495
Total liabilities	$66,330,761	$5,171,391
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, 20,000,000 shares authorized inclusive of designated below
Series B Convertible Preferred Stock, $.01 par value, 2,300,000 shares authorized, 79,246 shares outstanding as of June 30, 2026 and December 31, 2025	792	792
Common stock, $.01 par value, 200,000,000 shares authorized, 11,384,940 and 4,083,173 shares outstanding as of June 30, 2026, and December 31, 2025, respectively	113,849	40,832
Additional paid-in capital	472,366,853	461,196,805
Accumulated deficit	(438,436,299)	(413,521,474)
Total stockholders’ equity	34,045,195	47,716,955

Total liabilities and stockholders’ equity	$100,375,956	$52,888,346

See accompanying notes to unaudited condensed consolidated financial statements.

AXE COMPUTE INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$3,214,992	$2,682	$3,250,303	$112,992

Gains (losses) on digital assets	(13,125,352)	-	(17,421,620)	-

Operating costs and expenses:
Cost of revenues	$3,013,339	$18,221	$3,016,195	$63,339
General and administrative	2,735,922	1,875,655	5,644,958	3,703,855
Research and development	492,227	499,715	1,039,672	1,020,121
Sales and marketing	1,176,162	268,959	1,184,549	272,592
Total operating costs and expenses	7,417,650	2,662,550	10,885,374	5,059,907

Total operating (loss)	$(17,328,010)	$(2,659,868)	$(25,056,691)	$(4,946,915)

Other income	124,220	682,424	144,848	685,852
Other expense	(2,092)	(1,451)	(2,982)	(3,248)
Loss from continuing operations	(17,205,882)	(1,978,896)	(24,914,825)	(4,264,311)
Loss from discontinued operations	-	(91,567)	-	(249,024)
Net (loss)	$(17,205,882)	$(2,070,462)	$(24,914,825)	$(4,513,335)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.87)	$(0.22)	$(1.45)	$(0.52)
Loss from discontinued operations	-	(0.01)	-	(0.03)
Net (loss) per common share, basic and diluted	$(0.87)	$(0.23)	$(1.45)	$(0.55)

Weighted average shares used in computation – basic and diluted	19,685,811	9,108,984	17,167,696	8,136,008

See accompanying notes to unaudited condensed consolidated financial statements.

AXE COMPUTE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2026 and 2025

(Unaudited)

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2025	79,246	$792	4,083,173	$40,832	$461,196,805	$(413,521,474)	$47,716,955
Share-based compensation related to instruments granted to employees	-	-	-	-	111,358	-	111,358
Issuance of common stock, net, in connection with restricted stock units vesting	-	-	13,242	132	(17,576)	-	(17,444)
Issuance of shares to non-employees	-	-	23,613	237	168,597	-	168,833
Issuance of shares pursuant to pre-funded warrant exercises	-	-	1,419,239	14,193	(14,192)	-	1
Net loss	-	-	-	-	-	(7,708,943)	(7,708,943)
Balance at March 31, 2026	79,246	$792	5,539,267	$55,394	$461,444,992	$(421,230,417)	$40,270,761
Share-based compensation related to instruments granted to employees	-	-	-	-	571,584	-	571,584
Issuance of shares pursuant to At The Market Offering, net of issuance costs	-	-	1,063,864	10,638	10,325,486	-	10,336,124
Issuance of common stock, net, in connection with restricted stock units vesting	-	-	26,393	264	(56,941)	-	(56,677)
Issuance of shares to non-employees	-	-	27,984	279	129,006	-	129,285
Issuance of shares pursuant to pre-funded warrant exercises	-	-	4,727,432	47,274	(47,274)	-	-
Net loss	-	-	-	-	-	(17,205,882)	(17,205,882)
Balance at June 30, 2026	79,246	$792	11,384,940	$113,849	$472,366,853	$(438,436,299)	$34,045,195

	Series B Preferred		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	79,246	$792	444,475	$4,445	$180,218,424	$(180,426,271)	$(202,610)
Issuance of shares pursuant to warrant exercises	-	-	95,601	956	1,533,426	-	1,534,382
Issuance of shares pursuant to Registered Direct Offering, net of issuance costs	-	-	24,223	242	465,063	-	465,305
Issuance of shares pursuant to Renovaro Extension Agreement	-	-	31,153	312	499,688	-	500,000
Net loss	-	-	-	-	-	(2,442,873)	(2,442,873)
Balance at March 31, 2025	79,246	$792	595,452	$5,955	$182,716,601	$(182,869,144)	$(145,796)
Issuance of shares pursuant to May 2025 private placement	-	-	18,692	187	299,813	-	300,000
Issuance of shares pursuant to At The Market Offering, net of issuance costs	-	-	18,987	190	162,670	-	162,860
Issuance of shares to non-employees	-	-	6,667	67	99,933	-	100,000
Net loss	-	-	-	-	-	(2,070,462)	(2,070,462)
Balance at June 30, 2025	79,246	$792	639,798	$6,399	$183,279,017	$(184,939,606)	$(1,653,398)

See accompanying notes to unaudited condensed consolidated financial statements.

AXE COMPUTE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from continuing operating activities:
Net loss	$(24,914,825)	$(4,513,335)
Less: (loss) from discontinued operations	-	(249,024)
Net loss from continuing operations	(24,914,825)	(4,264,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,650	65,222
Amortization of operating lease right-of-use assets	307,143	271,099
Non-cash write off of accounts payable and related accrued expenses	-	(676,678)
Share-based compensation	682,942	-
Issuance of shares to non-employees	-	66,667
Cost of booking compute using digital assets	942,567	-
Losses on digital assets	17,421,620	-

Changes in assets and liabilities:
Accounts receivable	(3,289,306)	11,197
Inventories	-	3,054
Other prepaid expense and other assets	(592,519)	(297,818)
Compute prepayments	(34,095,742)	-
Accounts payable	653,430	511,791
Accrued expenses and other liabilities	(95,406)	371,361
Contract liabilities	60,610,596	(75,000)
Operating lease liability	(314,911)	(267,216)
Net cash provided by (used in) continuing operating activities:	17,370,239	(4,280,632)

Cash flow from continuing investing activities:
Purchase of property and equipment	(17,121,106)	-
Net cash (used in) continuing investing activities:	(17,121,106)	-

Cash flow from continuing financing activities:
Proceeds from issuance of common stock and warrants	10,844,932	3,165,365
Costs to issue common stock and warrants	(210,687)	(202,820)
Payments for taxes related to net share settlement of restricted stock units	(74,121)	-
Proceeds from issuance of financing note payable	413,611	264,048
Repayment of note payable	(107,951)	-
Net cash provided by continuing financing activities:	10,865,784	3,226,593

Discontinued operations:
Net cash provided by operating activities	-	200,444
Net cash provided by investing activities	-	625,000
Net cash provided by financing activities	-	-
Net cash provided by discontinued operations	-	825,444

Net increase (decrease) in cash	11,114,917	(228,595)
Cash and cash equivalents from continuing operations at beginning of period	10,790,850	611,822
Cash and cash equivalents from discontinued operations at beginning of period	-	122,851
Less: Cash from discontinued operations at end of period	-	-
Cash and cash equivalents from continuing operations at end of period	$21,905,767	$506,078

Supplemental disclosure for cash flow information:
Cash payments for interest	$2,982	$1,797

Non-cash transactions:
Common stock issued as prepayment for services	$-	$33,333
Non-cash transfer from prepaid to property and equipment	(10,500)	-
Shares issued for vested RSUs, net of shares withheld for taxes	396	-
Realized loss on digital assets	1,329,854	-

See accompanying notes to unaudited condensed consolidated financial statements.

AXE COMPUTE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – COMPANY INFORMATION

Nature of Operations

Axe Compute Inc. is a technology company focused on providing high-performance computing infrastructure for artificial intelligence (“AI”) workloads by sourcing large-scale graphics processing unit (“GPU”) capacity from hardware manufacturers and infrastructure suppliers and deploying that capacity for enterprise customers under long-term service agreements. The Company assists customers across the full GPU infrastructure stack, including hardware procurement, colocation, networking, storage, and financing, and can immediately access compute capacity through relationships with third party compute providers to provide customers compute capacity that is already online and available for rent. The Company also continues to evaluate strategic alternatives for its legacy oncology drug discovery business (the “Legacy Business”), including its proprietary biobank of tumor samples and historical drug response data, which is not part of the Company’s core compute infrastructure operations.

Compute Services

The Company’s principal revenue-generating activity is the provision of GPU compute to customers. The Company primarily provides compute services under two customer models: (1) designing and deploying customized, large scale compute infrastructure solutions for enterprise clients; and (2) providing immediate access to GPU capacity (in as little as 24-48 hours) that is already online and available for rent from third parties.

For customers seeking large-scale, long-duration GPU compute capacity, the Company builds and deploys dedicated compute infrastructure solutions. Under this model, customers contract for dedicated AI infrastructure tailored to their compute, performance, geographic, security, and operational requirements. The Company coordinates with customers to architect deployments that may include GPU compute, high-speed storage, networking, power infrastructure, and related managed services. Deployments are typically hosted in enterprise-grade data center facilities and are operated by the Company pursuant to service level commitments. The Company intends to finance and then retain ownership of the deployed hardware and related infrastructure, while providing customers access to the infrastructure through multi-year service agreements. Customer contracts are typically structured with deposits, prepayments, and recurring monthly payments, including take-or-pay provisions intended to provide income visibility throughout the contract term.

For customers that need immediate access to GPU compute capacity, the Company provides access to high-performance GPU compute infrastructure. Our access to third-party networks encompasses global locations and GPUs capable of supporting a broad range of artificial intelligence, machine learning, and high-performance computing workloads. Compute capacity is delivered to customers through a managed infrastructure model, typically within 48 hours of customer engagement, without requiring customers to make capital investments in physical hardware or data center facilities.

Drug Discovery Services / Legacy Business

The provision of compute services is the priority of the Company and remains its focus. The Company also maintains its legacy oncology drug discovery solutions business, which was previously conducted under the Predictive Oncology Inc. name. Current operations in this business are limited, and the Company is exploring strategic alternatives, including a potential sale or other disposition, although no definitive plan has been approved. Historically, this business applied AI to support the discovery and development of cancer therapies, with the objective of improving treatment effectiveness and patient outcomes. The business leveraged AI capabilities to provide actionable insights about drug compounds to improve the drug discovery process and increase the probability of drug compound success. In February 2026, the Company announced that it is exploring strategic alternatives for this oncology drug discovery solutions business. However, as of the date of this Quarterly Report on Form 10-Q, the Company’s Board of Directors has not yet committed to a specific course of action.

For further discussion of the Company’s operating segments as of and for the six months ended June 30, 2026, see Note 14 – Segment Information.

Strategic Compute Reserve

On September 29, 2025, the Company adopted a treasury strategy centered on ATH, the native utility token of the Aethir network. Aethir is a decentralized physical infrastructure network developed by DCI Foundation, a Panama foundation company ("DCI"), that aggregates enterprise-grade GPU resources to support artificial intelligence, cloud gaming and other compute-intensive workloads. ATH functions as a proxy for a unit of GPU compute power and serves as the medium of exchange and incentive mechanism for participants in the Aethir network.

Under this strategy, the Company maintains a Strategic Compute Reserve comprised primarily of ATH, which provides the Company with immediate access to GPU compute capacity that can be deployed to customers. As a holder of ATH, the Company accrues unrealized gains or losses from any appreciation or depreciation, as applicable, in the value of ATH tokens, which trade on various cryptocurrency exchanges.

The Company seeks to generate value from its ATH holdings principally by utilizing ATH to procure GPU compute capacity on the Aethir network and reselling that capacity to enterprise, research and commercial customers. The Company has not engaged in ATH staking to date and does not currently intend to stake ATH, although it may elect to do so in the future.

The Company's Strategic Compute Reserve is intended to create value for stockholders through:

●	Maintaining access to GPU compute capacity through ownership of ATH;

●	Deploying ATH to acquire compute capacity and reselling that capacity to customers;

●	Opportunistically purchasing ATH in the open market, including receiving additional ATH incentives under the DCI agreement;

●	Earning yield through lending arrangements and other approved treasury activities;

●	Holding ATH as a strategic reserve to support future compute demand; and

●	Selling ATH from time to time to support working capital requirements, operational needs or other corporate purposes.

Refer to "Risks and Uncertainties" below for further discussion regarding risks related to the Company's Strategic Compute Reserve.

Liquidity

Since the adoption of the Company’s treasury strategy based on ATH, the Company has raised capital through private investment in public equity (“PIPE”) transactions and at-the-market (“ATM”) sales of shares of common stock. Additional details regarding these equity offerings are included in Note 11 – Stockholders’ Equity. These capital raises have strengthened the Company’s liquidity position, and the $21.9 million of cash and cash equivalents remaining as of June 30, 2026, together with $11.3 million of digital assets, represent readily accessible sources of liquidity. The Company believes its sources of liquidity will be sufficient to allow the Company to fund its planned operations for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

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

As of and for the six months ended June 30, 2026, and 2025, the Company had two wholly owned subsidiaries, Helomics Corporation and Skyline Medical Inc. (“Skyline Medical”). On March 14, 2025, the Company sold the Skyline Medical business pursuant to an asset purchase agreement with DeRoyal Industries, Inc.; however, Skyline Medical remained a wholly owned subsidiary of Axe Compute following the transaction, with its activities limited to wind-down efforts that were substantially completed as of December 31, 2025. The condensed consolidated financial statements include the accounts of the Company and these wholly owned subsidiaries, with all intercompany transactions and balances eliminated, as of and for the six months ended June 30, 2026 and 2025.

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

Accounting Policies and Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and during the reporting period. Actual results could materially differ from those estimates. Estimates are used in the following areas, among others: variable consideration associated with revenue recognition, stock-based compensation expense, fair value of derivatives including embedded derivatives, fair value of digital assets, fair value of long-lived assets for impairment analyses, the valuation allowance included in the deferred income tax calculation, accrued expenses, useful lives assigned to property and equipment, and determination of contract commencement dates. The Company bases its estimates on historical experience and assumptions that management considers reasonable. Assumptions are reviewed regularly to ensure they remain relevant and reasonable, particularly in areas of high subjectivity.

Note 2 to the annual consolidated financial statements contained in the Annual Report on Form 10-K filed with the SEC on March 31, 2026, describes the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2026, with the exception of the items noted below.

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

The transaction price primarily consists of fixed monthly subscription fees, which are generally non-cancellable and non-refundable during the contract term. Arrangements might include usage-based overages; however, for the period ended June 30, 2026, any variable consideration was immaterial. Variable consideration is included in revenue only to the extent it is probable that a significant reversal will not occur. For contracts with multiple performance obligations, such as combined GPU compute and storage services, the transaction price is allocated to performance obligations based on relative standalone selling prices. The Company has concluded that these arrangements do not contain significant financing components.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Construction-in-progress is related to the construction or development of property and equipment that has not yet been placed into service for its intended use. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets.

The estimated useful lives of the Company’s property and equipment are as follows:

	Years
Technology equipment	5	-	7
Computers, software, and office equipment	3	-	10
Leasehold improvements (1)	1	-	2
Laboratory equipment	4	-	10

(1)	Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term.

Upon retirement or sale of property and equipment, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is recorded in operations. Expenditures for maintenance and repairs that do not extend the lives of the respective assets are expensed as incurred.

Compute prepayments

The Company enters into agreements with third-party vendors to reserve and obtain GPU compute capacity, related storage, networking, and support services. Under these arrangements, the Company is generally required to make prepayments equal to either (1) a percentage of overall contract value or (2) a value equal to the monthly service payment for a number of months. In addition to these prepayments, the Company has monthly service payments over contract terms ranging from 12 to 36 months.

Upon transferring these prepayments, the Company records a compute prepayment as a prepaid asset. The prepaid balance is subsequently recognized as expense over the period in which the related services are received. For arrangements where the prepayment represents an advance payment for services evenly consumed over the contract term, the prepaid balance is amortized on a straight-line basis over the applicable service period. For arrangements where the prepayment relates to specific months of service, the prepaid balance is relieved and recognized as expense in the months to which the prepayment applies, consistent with the pattern of benefit received. Monthly service payments are recognized as expense as incurred in accordance with the underlying contractual terms. The Company evaluates compute prepayments each reporting period to determine whether the recorded balance remains recoverable and appropriately reflects expected future service consumption.

The timing of service deployment and commencement under certain compute capacity arrangements is dependent on a variety of third-party factors, including original equipment manufacturer (“OEM”) schedules, GPU allocation timing, logistics, and other operational dependencies. As a result, at the time a compute prepayment is made, the exact period over which the prepaid balance will be utilized may not be known with certainty. Management is therefore required to estimate the expected service commencement date and the period over which the related services will be received in order to determine the appropriate classification of compute prepayments between current and non-current assets and to establish the amortization period. These estimates are based on the facts and circumstances known at the reporting date and are reassessed each reporting period. Changes in actual deployment timing or service consumption patterns may result in adjustments to the classification and timing of expense recognition in future periods.

Risks and Uncertainties

Note 2 to the annual consolidated financial statements contained in the Annual Report on Form 10-K filed with the SEC on March 31, 2026, describes certain risks and uncertainties associated with the Company and relevant to the Company’s consolidated financial statements. There have been no additional risks and uncertainties identified by Management in the six months ended June 30, 2026.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). Recently issued ASUs not listed below either were assessed and determined to be not applicable or are currently expected to have no impact on the consolidated financial statements of the Company.

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

The balance sheet as of June 30, 2026, does not include any assets and liabilities of discontinued operations. The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities to the current assets and liabilities of discontinued operations as presented in the Company’s condensed consolidated balance sheet as of June 30, 2025:

June 30, 2025
Assets:
Accounts receivable, net	$37,297
Prepaid expense and other assets	10,426
Total current assets of discontinued operations	47,723

Other long-term assets	4,031
Total assets of discontinued operations	$51,754

Liabilities:
Accounts payable	$1,149
Accrued expenses and other liabilities	252,015
Lease liability	89,040
Total current liabilities of discontinued operations	342,204

Total liabilities	$342,204

The statement of net loss as of June 30, 2026, does not include any discontinued operation activity. The following table provides details about the major classes of line items constituting the loss from discontinued operations presented in the Company’s condensed consolidated statement of net loss for the three and six months ended June 30, 2025:

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Revenue	$-	$157,179
Cost of sales	-	122,800
Gross profit from discontinued operations	-	34,379

Operating expenses:
General and administrative	101,103	204,341
Research and development	2,669	125,495
Sales and marketing	-	130,318
Total operating expenses	103,772	460,154
Total operating (loss) from discontinued operations	(103,772)	(425,775)
Gain on disposal of discontinued operations	-	172,451
Other (expense)	12,205	4,300
Net (loss) from discontinued operations	$(91,567)	$(249,024)

The gain on disposal of discontinued operations represents the gain on assets sold and liabilities assumed by DeRoyal.

NOTE 4 – REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The Company primarily generates its revenue through providing GPU compute services for fixed term contracts. Revenue recognized related to fixed term contracts represented substantially all of the revenue for the three and six months ended June 30, 2026.

Contracts with Customers

The following customers accounted for 10% or more of the Company’s revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	49%	*	49%	*
Customer B	27%	*	27%	*
Customer C	*	*	*	*

* Customer did not represent 10% or more of revenue.

Customer A, B, and C accounted for 16%, 13%, and 58% of accounts receivable, net, respectively, as of June 30, 2026. All other single customers represent less than 10% of revenue and accounts receivable, net, for the three and six month periods ended and as of June 30, 2026.

The Company monitors the creditworthiness of its customers on an ongoing basis and believes that its credit risk is limited due to the financial strength and payment history of these customers. Management does not expect any material losses from these receivable concentrations and has not recorded an allowance for doubtful accounts, as all receivables are considered highly collectible.

Contract Balances

The Company’s contract balances are comprised of prepayments received from compute services customers. The Company invoices for services in advance and when the Company receives consideration (or has an unconditional right to consideration) before services are fulfilled, the Company recognizes a contract liability for the unfulfilled performance obligation. These prepayments are classified as contract liabilities until the appropriate revenue recognition criteria have been met.  As of June 30, 2026, the Company had contract liabilities of $60.7 million primarily related to compute services. As of December 31, 2025, the Company had contract liabilities of $0.1 million which was all related to Drug Discovery Services.

The following table represents a reconciliation of the changes in the Company’s contract balances:

	June 30, 2026	June 30, 2025
Balance, beginning of period	$144,076	$224,076
Advance billings	63,822,941	-
Revenue recognized	(3,212,345)	(75,000)
Balance, end of period	$60,754,672	$149,076

During the six months ended June 30, 2026, an immaterial amount of revenue was recognized relating to the contract liabilities as of December 31, 2025.

The Company had no contract assets as of the periods presented, as the Company’s right to consideration becomes unconditional upon invoicing (which occurs at or before the service period commences) and does not depend on any factor other than passage of time.

As of June 30, 2026, the Company had $60.8 million of remaining performance obligations. The Company expects to recognize revenue associated with these performance obligations as follows:

2026 (remaining 6 months)	$29,301,246
2027	7,053,109
2028	1,906,741
2029	22,493,576
$60,754,672

NOTE 5 – DIGITAL ASSETS

The Company’s digital assets, as presented on the condensed consolidated balance sheets for the periods indicated, consist primarily of ATH. ATH qualifies for recurring fair-value measurement under ASC 350-60, Intangibles — Goodwill and Other — Accounting for and Disclosure of Crypto Assets, with changes in fair value recognized in earnings in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the principal market of the Company for ATH (Level 1 inputs). The following table summarizes the number of units held, cost basis, and fair value of ATH as of June 30, 2026 and December 31, 2025:

	Units Held	Cost Basis	Fair Value
June 30, 2026	2,655,414,499	$94,739,253	$11,144,775
December 31, 2025	2,837,163,868	$101,258,178	$24,439,334

Cost basis represents the purchase price of digital assets, including transaction fees, if any, at the time of acquisition or upon receipt. Fair value represents quoted prices for the digital assets in the Company’s principal market at 11:59 p.m. Eastern Time on each reporting date in accordance with the Company’s crypto-asset valuation policy.

The following table represents a reconciliation of digital assets held, for ATH specific activity:

For the Six Months Ended June 30, 2026
Fair Value, December 31, 2025	$24,439,334

Purchases of ATH	-
ATH used in operations	(1,143,222)
Interest income from ATH loaned	76,896
Realized (loss)	(1,329,854)
Unrealized (loss)	(10,898,379)
Fair Value, June 30, 2026	$11,144,775

For the Three Months Ended June 30, 2026
Fair Value, March 31, 2026	$20,233,245

Purchases of ATH	-
ATH used in operations	(1,111,134)
Interest income from ATH loaned	76,896
Realized (loss)	(1,329,854)
Unrealized (loss)	(6,724,378)
Fair Value, June 30, 2026	$11,144,775

As of June 30, 2026, the Company held $0.1 million of non-ATH digital assets.

ATH tokens were utilized primarily for the rental of GPU compute capacity on the Aethir decentralized infrastructure network, supporting the Company's compute-related operations.

During the six months ended June 30, 2026, the Company generated ATH-denominated digital asset lending income through a digital asset lending arrangement. The Company transferred 2.4 billion ATH tokens via the Aethir portal for a defined period of time of 31 calendar days. The lending arrangement accrued interest at a fixed annual rate of 6%, calculated on a simple interest basis. Upon expiration of the term of the digital asset lending arrangement, the principal amount and accrued interest were repaid in full. For the six months ended June 30, 2026, the Company recognized digital asset lending income of $0.1 million. As of June 30, 2026, no digital assets held by the Company were subject to the lending arrangement.

Side Letter

In connection with private placement transactions completed in October 2025 to support the Company’s treasury strategy, the Company entered into a side letter agreement (the “Side Letter”) with DCI, effective October 7, 2025. Pursuant to the Side Letter, for each ATH token purchased by the Company in the open market, whether through centralized or decentralized exchanges operating on the Ethereum Network, DCI will grant the Company additional ATH tokens equal to 20% of the number of tokens purchased (the “Bonus ATH”), to be delivered within 30 days of the related purchase. The Bonus ATH is not subject to restrictions upon receipt.

The Company accounts for the Side Letter as a derivative instrument. As of June 30, 2026 and December 31, 2025, respectively, no derivative asset was recognized, as all Bonus ATH associated with open market purchases made during the period had been received from DCI.

For the six months ended June 30, 2026, the Company did not receive any Bonus ATH as there were no open market purchases of ATH made during the period. The cost basis of the ATH received in prior periods pursuant to the Side Letter and subsequent fair value adjustments thereto are recorded within “Gains (losses) on digital assets” on the condensed consolidated statements of net loss.

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

As of June 30, 2026, the Company held rights to receive ATH tokens that remain subject to vesting and claim requirements. The vesting period for these ATH tokens ranges from less than one month to approximately 3 years. These restrictions are specific to the underlying ATH tokens. Upon vesting and claim, the restrictions lapse and the Company obtains control of the ATH tokens, which may then be held, transferred to custodial accounts, staked, or otherwise deployed in accordance with the Company’s treasury strategy.

As of June 30, 2026, the Company recorded a digital asset receivable of $10.3 million related to the Locked ATH, consisting of a host receivable of $93.4 million, net of an embedded derivative liability measured at fair value of $83.1 million. The change in fair value of the embedded derivative of $5.2 million for the six months ended June 30, 2026, was recognized within “Gains (losses) on digital assets” in the condensed consolidated statements of net loss.

As of December 31, 2025, the Company recorded a digital asset receivable of $15.5 million related to the Locked ATH, consisting of a host receivable of $93.4 million, net of an embedded derivative liability measured at fair value of $77.9 million. The change in fair value of the embedded derivative of $77.9 million for the year ended December 31, 2025, was recognized within “Gains (losses) on digital assets” in the condensed consolidated statements of net loss.

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value as of June 30, 2026 and December 31, 2025, respectively. Fair value estimates do not necessarily represent the amounts that may be ultimately realized.

June 30, 2026	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$20,000,000	$20,000,000	$-	$-
Digital assets	11,268,342	11,268,342	-	-
Embedded derivative related to digital asset receivable	$(83,086,868)	$-	$-	$(83,086,868)

December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Digital assets	$24,439,598	$24,439,598	$-	$-
Embedded derivative related to digital asset receivable	$(77,893,482)	$-	$-	$(77,893,482)

Cash equivalents represent the Company’s money market investments. The fair value of these investments is based on the daily market price for identical assets in active markets.

The embedded derivative related to the digital asset receivable must be remeasured at fair value each reporting period in accordance with ASC 815, Derivatives and Hedging. Because there is no directly observable market for illiquid, contractually restricted ATH tokens subject to a time-based vesting schedule, the embedded derivative related to digital asset receivable is classified as Level 3. The key unobservable input is the discount applied to reflect the lack of transferability and control during the restriction period. The discount is determined based on the remaining vesting period from each reporting period to the date on which the tokens become fully vested and available to claim, and is reduced ratably at each subsequent measurement date until it reaches zero at full vesting. As of the six months ended June 30, 2026, applied discounts ranged from approximately 20% to 45%. As of December 31, 2025, applied discounts ranged from approximately 30% to 55%. Changes in fair value of the embedded derivative are recognized in the consolidated statements of net loss within "Gains (losses) on digital assets." There were no transfers into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2026, or the year ended December 31, 2025.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment, net consisted of the following:

	As of June 30, 2026	As of December 31, 2025
Computers, software, and office equipment	$170,350	$170,350
Construction in progress - Technology equipment	17,100,106	-
Leasehold improvements	166,847	166,847
Laboratory equipment	1,713,230	1,692,230
Total	19,150,533	2,029,427
Less: Accumulated depreciation	(1,858,660)	(1,806,299)
Total Property and equipment, net	$17,291,873	$223,128

Depreciation expense, recorded within general and administrative expenses of continuing operations, was $25,089 and $31,467 for the three months ended June 30, 2026 and 2025, respectively, and $52,361 and $62,934 for the six months ended June 30, 2026 and 2025, respectively.

During the three months ended June 30, 2026, the Company purchased $17.1 million of technology equipment related to the infrastructure solutions model within the compute services business. As of June 30, 2026, the entirety of the technology equipment balance represents construction in progress.

No impairment charges related to property and equipment held and used in continuing operations were incurred during the three and six months ended June 30, 2026 and 2025.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

During the three months ended June 30, 2026, the Company entered into several agreements with third-party vendors to reserve and obtain access to GPU compute capacity, related storage, networking, and support services. Management has evaluated these arrangements and concluded that they are service commitments and not leases. Under these arrangements, the Company is generally required to make upfront payments and, following service commencement or operational activation, monthly service payments over contract terms ranging from 12 to 36 months. These arrangements represent total contractual commitments to be paid according to the following schedule:

2026 (remaining 6 months)	$16,757,954
2027	107,744,100
2028	99,220,630
2029	38,852,831
Total	$262,575,515

Litigation

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

Lease expense under operating lease arrangements, recorded within general and administrative expenses of continuing operations, was $196,169 for the three months ended June 30, 2026 and 2025, and $392,337and $392,503 for the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes the operating lease asset and liabilities recorded as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Operating lease right-of-use asset, gross	$2,922,365	$2,922,365
Accumulated amortization	(1,741,805)	(1,434,662)
Operating lease right-of-use asset, net	1,180,560	1,487,703

Short-term operating lease liabilities	708,159	653,743
Long-term operating lease liabilities	535,168	904,495
Total operating lease liabilities	$1,243,327	$1,558,238

Weighted average remaining lease term – operating leases in years	1.67	2.16
Weighted average discount rate – operating leases	12.5%	13.0%

The Company’s operating lease obligations as of June 30, 2026, which include expected lease extensions that are reasonably certain of renewal, were as follows:

2026 (remaining 6 months)	$403,618
2027	827,909
2028	139,022
Total lease payments	1,370,549
Less: interest	(127,222)
Present value of lease liabilities	$1,243,327

NOTE 10 – NOTE PAYABLE

In June 2026, the Company purchased director and officer insurance policies with a policy period ending June 2027 and financed $0.4 million of its total premium by entering into a note payable with a finance provider that requires ten monthly installment payments through April 2027. The note is secured by a first priority lien on the financed policies. The short-term note bears interest at an annual percentage rate of 6.1% over the life of the note. As of June 30, 2026, the outstanding balance of the note was $0.4 million including interest.

In June 2025, the Company purchased director and officer insurance policies with a policy period ending June 2026 and financed $0.3 million of its total premium by entering into a note payable with a finance provider that required ten monthly installment payments through April 2026. The note was secured by a first priority lien on the financed policies. The short-term note bears interest at an annual percentage rate of 6.6% over the life of the note. As of December 31, 2025, the outstanding balance of the note was $0.1 million including interest.

NOTE 11 – STOCKHOLDERS’ EQUITY

At The Market Offering

On May 3, 2024, the Company entered into an at-the-market (“ATM”) sales agreement with Wainwright & Co., LLC (“Wainwright”), under which it may issue and sell shares of its common stock, with Wainwright acting as sales agent and receiving a 3.0% commission on gross proceeds. The Company subsequently filed a shelf registration statement and prospectus supplement.

On April 18, 2025, in accordance with the terms of the Sales Agreement, the Company filed a prospectus supplement to the May 2024 Shelf Registration Statement relating to the offer and sale of up to an additional $1.5 million of shares of the Company’s common stock.

On June 2, 2025, in accordance with the terms of the Sales Agreement, the Company determined to further increase the number of shares it may sell under the Sales Agreement, from the approximately $1.4 million remaining as of May 31, 2025, up to an aggregate of $3.4 million, and the Company filed an additional prospectus supplement with the SEC on June 2, 2025.

On October 29, 2025, in accordance with the terms of the Sales Agreement, the Company determined to further increase the number of shares it may sell under the Sales Agreement, from the approximately $2.3 million remaining as of September 30, 2025, up to an aggregate of $18.3 million, and the Company filed an additional prospectus supplement with the SEC on October 29, 2025.

During April 2026, the company sold 1,063,864 shares of common stock pursuant to the Sales Agreement at an average price of approximately $10.22 per share, resulting in approximately $10.3 million in aggregate net proceeds, after deducting commissions and offering costs.

On May 15, 2026, in accordance with the terms of the Sales Agreement, the Company filed an additional prospectus supplement with the SEC increasing the aggregate amount of common stock that may be offered and sold under the Sales Agreement to up to $100 million, inclusive of approximately $17.0 million of shares previously sold under the Sales Agreement, resulting in approximately $83.0 million remaining available to the Company for future sales thereunder. Since the Company's public float exceeded $75.0 million as of May 15, 2026, the Company is no longer subject to the baby shelf limitations of General Instruction I.B.6 of Form S-3.

As of June 30, 2026, approximately $83.0 million remained available to the Company for sales under the Sales Agreement.

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

There were 6,146,671 pre-funded warrants exercised for the six months ended June 30, 2026, and the total number of pre-funded warrants outstanding was 9,972,424 as of June 30, 2026, all of which were vested and exercisable and have no expiration date.

Stock Warrants

The following summarizes transactions for warrants for the period indicated:

	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2025	1,623,179	$17.39
Issued	-
Expired	-
Exercised	(6,136)	219.09
Outstanding as of June 30, 2026	1,617,043	$16.62

There were no warrants granted for the six months ended June 30, 2026 and 2025, respectively.

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

During the six months ended June 30, 2026, 33,330 additional RSUs were granted to employees and consultants under the Company’s 2024 Plan. Each RSU represented the right to receive one share of the Company’s common stock upon vesting. The RSUs vested in full upon the RSU grant date.

The following table summarizes the Company’s RSU activity for the period indicated:

	Number of Shares	Weighted-Average Grant Date Fair Value per RSU
Non-vested RSUs as of December 31, 2025	20,000	$5.92
Granted	33,330	$5.84
Vested	(53,330)	$5.86
Non-vested RSUs as of June 30, 2026	-

The Company has no unrecognized stock-based compensation expense related to RSUs that is expected to be recognized in a future period.

Stock Options

The Company determines the grant date fair value of options and warrants using a Black-Scholes option valuation model based upon assumptions regarding risk-free interest rate, expected dividend rate, volatility, and estimated term. There were 1,025,000 stock options granted for the six months ended June 30, 2026. There were no stock options granted for the six months ended June 30, 2025.

The following table summarizes the Company’s stock option activity for the period indicated:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic value
Outstanding as of December 31, 2025	2,925	$1,334.98	2.99	-
Issued	1,025,000	$1.09	9.67	$5,372,100
Expired	(7)	$12,107.14	-	-
Exercised	-	-	-	-
Outstanding as of June 30, 2026	1,027,918	$6.05	9.65	$5,372,100

The fair value of each option grant for the six months ended June 30, 2026 and 2025, was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2026	2025
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	99.4% - 103.5%	99.4%
Risk-free interest rate	4.22% - 4.33%	4.37%
Expected life (in years)	10	5

The Company has $1.9 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over the next approximately three years.

Stock-Based Compensation Expense, Net

Stock-based compensation expense, net of forfeitures, recognized for the three and six months ended June 30, 2026, was $0.6 million and $0.7 million, respectively. There was no stock-based compensation expense recognized for the three and six months ended June 30, 2025. Such expense is included within general and administrative expenses in the condensed consolidated statements of net loss.

NOTE 13 – NET LOSS PER SHARE

Earnings per share accounting requires the presentation of both basic and diluted earnings per share on the face of the statements of net loss. The Company calculates basic net loss per share based upon the weighted average number of common shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential common shares outstanding during the period. The calculation of diluted earnings per share excludes all potential common shares, with the exception of pre-funded warrants, if their inclusion would have an anti-dilutive effect. A total of 9,972,424 pre-funded warrants is included in the computation of earnings per share because the exercise price of the pre-funded warrants is nominal and there are no conditions that must be satisfied prior to their exercise.

The following table presents the shares used in the basic and diluted loss per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) from continuing operations	$(17,205,882)	$(1,978,896)	$(24,914,825)	$(4,264,311)
Net (loss) from discontinued operations	-	(91,567)	-	(249,024)
Net (loss) attributable to common stockholders	(17,205,882)	(2,070,462)	(24,914,825)	(4,513,335)

Denominator:
Weighted average common shares outstanding - basic	19,685,811	9,108,984	17,167,696	8,136,008
Dilutive effect of stock options, warrants and preferred stock (1)	-	-	-	-
Weighted average common shares outstanding - diluted	19,685,811	9,108,984	17,167,696	8,136,008

Net (loss) from continuing operations attributable to common stockholders per common share – basic and diluted	(0.87)	(0.22)	(1.45)	(0.52)
Net (loss) from discontinued operations attributable to common stockholders per common share – basic and diluted	-	(0.01)	-	(0.03)
(Loss) per common share - basic and diluted	(0.87)	(0.23)	(1.45)	(0.55)

(1)

The following is a summary of the number of underlying shares outstanding at the end of the respective periods that have been excluded from the diluted calculations because the effect on loss per common share would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options	1,027,918	42,113	1,027,918	42,113
Warrants	1,617,043	940,412	1,617,043	940,412
Restricted stock units	-	-	-	-
Preferred stock: Series B	2	2	2	2

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

The table below summarizes the Company’s segment reporting as of the six months ended June 30, 2026, and the year ended December 31, 2025:

Compute Services and Treasury Management segment	June 30, 2026	December 31, 2025
Assets	$96,017,868	$49,455,174
Depreciation and amortization	-	-
Expenditures for additions to long-lived assets	(17,100,106)	-

Drug Discovery Services segment
Assets	$1,634,178	$1,930,898
Depreciation and amortization	51,425	121,261
Expenditures for additions to long-lived assets	(21,000)	-

Corporate
Assets	$2,723,910	$1,502,274
Depreciation and amortization	3,225	7,777
Expenditures for additions to long-lived assets	-	-

Total
Assets	$100,375,956	$52,888,346
Depreciation and amortization	54,650	129,038
Expenditures for additions to long-lived assets	(17,121,106)	-

The table below provides a reconciliation of segment revenue and loss for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Compute Services and Treasury Management segment
Revenue	$3,207,345	$-	$3,214,280	$-
Gains and (losses) from operations	(13,125,352)	-	(17,421,620)	-
Cost of operations (a)	4,098,199	-	4,289,848	-
Total operating (loss)	(14,016,206)	-	(18,497,187)	-
Segment (loss)	(14,016,206)	-	(18,497,187)	-

Drug Discovery Services segment
Revenue	7,647	2,682	36,023	112,992
Gains and (losses) from operations	-	-	-	-
Cost of operations (a)	930,704	899,077	1,944,940	1,876,810
Total operating (loss)	(923,057)	(896,395)	(1,908,917)	(1,763,818)
Segment (loss)	(923,057)	(896,395)	(1,908,917)	(1,763,818)

Corporate
Revenue	-	-	-	-
Gains and (losses) from operations	-	-	-	-
Cost of operations (a) (b)	2,388,747	1,763,473	4,650,586	3,183,097
Total operating (loss)	(2,388,747)	(1,763,473)	(4,650,586)	(3,183,097)
Segment (loss)	(2,388,747)	(1,763,473)	(4,650,586)	(3,183,097)

Total
Revenue	3,214,992	2,682	3,250,303	112,992
Gains and (losses) from operations	(13,125,352)	-	(17,421,620)	-
Cost of operations (a)	7,417,650	2,662,550	10,885,374	5,059,907
Total operating (loss)	(17,328,010)	(2,659,868)	(25,056,691)	(4,946,915)
Other segment items	122,128	589,406	141,866	433,580
Net (loss)	(17,205,882)	(2,070,462)	(24,914,825)	(4,513,335)

(a)	Segment cost of operations includes cost of revenues, general and administrative expenses, research and development expenses, and sales and marketing expenses.

(b)	Corporate expenses include general and administrative costs, stock-based compensation, and other items not allocated to the segments.

NOTE 15 – SUBSEQUENT EVENTS

Significant Contracts

In July 2026, the Company secured three new customer contracts with a total contract value of more than $2.8 billion across the United States and Europe. The agreements, secured through the Axe Compute Build program, expand Axe Compute’s design-deploy-own-operate model into additional geographies and add significant dedicated, large-scale AI infrastructure capacity to its global footprint.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, and our Form 10-K for the year ended December 31, 2025.

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

Overview

Axe Compute Inc. is a technology company focused on providing high-performance computing infrastructure for artificial intelligence (“AI”) workloads by sourcing large-scale graphics processing unit (“GPU”) capacity from hardware manufacturers and infrastructure suppliers and deploying that capacity for enterprise customers under long-term service agreements. We assist customers across the full GPU infrastructure stack, including hardware procurement, colocation, networking, storage, and financing. We can also immediately access compute capacity through relationships with third party compute providers to provide customers compute capacity that is already online and available for rent. We also continue to evaluate strategic alternatives for our legacy oncology drug discovery business (the “Legacy Business”), including its proprietary biobank of tumor samples and historical drug response data, which is not part of our core compute infrastructure operations.

Compute Services

Our principal revenue-generating activity is the provision of GPU compute to customers. We primarily provide compute services under two customer models: (1) designing and deploying customized, large scale compute infrastructure solutions for enterprise clients; and (2) providing immediate access to GPU capacity (in as fast as 24-48 hours) that is already online and available for rent from third parties.

For customers seeking large-scale, long-duration GPU compute capacity, we build and deploy dedicated compute infrastructure solutions. Under this model, customers contract for dedicated AI infrastructure tailored to their compute, performance, geographic, security, and operational requirements. We coordinate with customers to architect deployments that may include GPU compute, high-speed storage, networking, power infrastructure, and related managed services. Deployments are typically hosted in enterprise-grade data center facilities and are operated by us pursuant to service level commitments. We  intend to finance and then retain ownership of the deployed hardware and related infrastructure, while providing customers access to the infrastructure through multi-year service agreements. Customer contracts are typically structured with deposits, prepayments, and recurring monthly payments, including take-or-pay provisions intended to provide income visibility throughout the contract term.

For customers that need immediate access to GPU compute capacity, we provide access to high-performance GPU compute infrastructure. Our access to third-party networks encompasses global locations and GPUs capable of supporting a broad range of artificial intelligence, machine learning, and high-performance computing workloads. Compute capacity is delivered to customers through a managed infrastructure model, typically within 48 hours of customer engagement, without requiring customers to make capital investments in physical hardware or data center facilities.

Drug Discovery Services / Legacy Business

The provision of compute services is our priority and remains our focus. We also maintain our legacy oncology drug discovery solutions business, which was previously conducted under the Predictive Oncology Inc. name. Current operations in this business are limited, and we are exploring strategic alternatives, including a potential sale or other disposition, although no definitive plan has been approved. Historically, this business applied AI to support the discovery and development of cancer therapies, with the objective of improving treatment effectiveness and patient outcomes. The business leveraged AI capabilities to provide actionable insights about drug compounds to improve the drug discovery process and increase the probability of drug compound success. In February 2026, we announced that we are exploring strategic alternatives for this oncology drug discovery solutions business. However, as of the date of this Quarterly Report on Form 10-Q, our Board of Directors has not yet committed to a specific course of action.

Strategic Compute Reserve

On September 29, 2025, we adopted a treasury strategy centered on ATH, the native utility token of the Aethir network. Aethir is a decentralized physical infrastructure network developed by DCI Foundation, a Panama foundation company ("DCI"), that aggregates enterprise-grade GPU resources to support artificial intelligence, cloud gaming and other compute-intensive workloads. ATH functions as a proxy for a unit of GPU compute power and serves as the medium of exchange and incentive mechanism for participants in the Aethir network.

Under this strategy, we maintain a Strategic Compute Reserve comprised primarily of ATH, which provides us with immediate access to GPU compute capacity that can be deployed to customers. As a holder of ATH, we accrue unrealized gains or losses from any appreciation or depreciation, as applicable, in the value of ATH tokens, which trade on various cryptocurrency exchanges.

We seek to generate value from our ATH holdings principally by utilizing ATH to procure GPU compute capacity on the Aethir network and reselling that capacity to enterprise, research, and commercial customers. We have not engaged in ATH staking to date and do not currently intend to stake ATH, although we may elect to do so in the future.

Our Strategic Compute Reserve is intended to create value for stockholders through:

●	Maintaining access to GPU compute capacity through ownership of ATH;

●	Deploying ATH to acquire compute capacity and reselling that capacity to customers;

●	Opportunistically purchasing ATH in the open market, including receiving additional ATH incentives under the DCI agreement;

●	Earning yield through lending arrangements and other approved treasury activities;

●	Holding ATH as a strategic reserve to support future compute demand; and

●	Selling ATH from time to time to support working capital requirements, operational needs or other corporate purposes.

There can be no assurance that the value of ATH will increase, and investors should carefully consider the risks associated with digital assets.

Recent Developments

During the quarter ended June 30, 2026, we appointed Kyle Okamoto as President effective April 1, 2026, and appointed Jeremy Yaukey-Witter as Chief Financial Officer effective May 18, 2026.

On April 22, 2026, we announced our entry into a 36-month enterprise infrastructure contract with an enterprise customer (the “April Agreement”). The April Agreement has an aggregate contract value of approximately $260 million. Under the April Agreement, we will deliver a dedicated cluster of 2,304 NVIDIA B300 GPUs and AI-focused high-speed storage infrastructure from a single U.S. Tier 3 data center facility. The cluster is intended to support large-scale AI model training, fine-tuning, and high-throughput inference workloads. The infrastructure will maintain NVIDIA reference architecture throughout the contract period. The initial term of the Agreement is 36 months, with targeted deployment commencing in the third quarter of 2026. The Agreement includes options to renew for additional years beyond the initial term.

In connection with the April Agreement, we purchased technology equipment of $17.1 million in the quarter ended June 30, 2026. This technology equipment consists of GPU cluster infrastructure and is considered construction in progress as of June 30, 2026, and will begin depreciating when placed in service.

On May 15, 2026, in accordance with the terms of the ATM Sales Agreement with Wainwright, we determined to further increase the number of shares we may sell under the Sales Agreement up to an aggregate of $100.0 million, inclusive of approximately $17.0 million of shares previously sold under the Sales Agreement, and we filed an additional prospectus supplement with the SEC on May 15, 2026. The net proceeds from the shares offered and sold pursuant to the ATM Sales Agreement during the three months ended June 30, 2026, after deduction of commissions and offering expenses, were approximately $10.3 million. As of June 30, 2026, approximately $83.0 million remained available for sales under the Sales Agreement.

In July 2026, we secured three new customer contracts with a total contract value of more than $2.8 billion across the United States and Europe. The agreements, secured through the Axe Compute Build program, expand our design-deploy-own-operate model into additional geographies and add significant dedicated, large-scale AI infrastructure capacity to our global footprint.

Capital Requirements

Since inception, we have incurred recurring losses and have not generated sufficient revenues to fund our operations. Historically, we have financed our activities through a combination of debt and equity financings. Since 2023, we have monetized certain assets and reduced operating expenses. In September 2025, we adopted the aforementioned treasury strategy, which introduced both new sources of capital and additional capital requirements. See “Liquidity and Capital Resources—Liquidity and Plan of Financing” and “Liquidity and Capital Resources—Financing Transactions” below.

As of June 30, 2026, we have approximately $21.9 million in cash and cash equivalents. Additionally, we also hold significant ATH digital assets, which may serve as an additional source of liquidity. However, the market price of ATH has exhibited significant volatility over recent periods and remains subject to rapid fluctuations driven by factors such as market sentiment, regulatory developments, network adoption, governance decisions of the Aethir Foundation, and broader crypto-asset market conditions.

Additional sources of liquidity include our at-the-market (“ATM”) facility, under which approximately $83.0 million remains available as of the prospectus supplement filed with the SEC on May 15, 2026, as well as a standby equity purchase agreement (“SEPA”) that allows us to sell up to $10.0 million of its common stock, in each case subject to the terms, conditions, and limitations of the respective arrangements.

Our future cash requirements and the adequacy of our available resources will depend on our ability to generate revenue from our compute services and treasury strategy, as well as our ability to access additional financing. We expect operating losses to continue in the near term as we scale these initiatives. Given our recent strategic shift, our future operating results are inherently uncertain, and period-to-period comparisons may not be indicative of future performance

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025:

	2026	2025	Difference
Revenue	$3,214,992	$2,682	$3,212,310
Gains (losses) on digital assets	(13,125,352)	-	(13,125,352)
Cost of revenues	3,013,339	18,221	2,995,118
General and administrative expenses	2,735,922	1,875,655	860,267
Research and development	492,227	499,715	(7,488)
Sales and marketing expenses	1,176,162	268,959	907,203
Total operating gain (loss)	(17,328,010)	(2,659,868)	(14,668,142)
Other income (expense)	122,128	680,973	(558,845)
Income (loss) from continuing operations	(17,205,882)	(1,978,896)	(15,226,986)
Income (loss) from discontinued operations	-	(91,567)	91,567
Net income (loss)	$(17,205,882)	$(2,070,462)	$(15,135,420)

Comparison of the six months ended June 30, 2026 and 2025

	2026	2025	Difference
Revenue	$3,250,303	$112,992	$3,137,311
Gains (losses) on digital assets	(17,421,620)	-	(17,421,620)
Cost of revenues	3,016,195	63,339	2,952,856
General and administrative expenses	5,644,958	3,703,855	1,941,103
Research and development	1,039,672	1,020,121	19,551
Sales and marketing expenses	1,184,549	272,592	911,957
Total operating gain (loss)	(25,056,691)	(4,946,915)	(20,109,776)
Other income (expense)	141,866	682,604	(540,738)
Income (loss) from continuing operations	(24,914,825)	(4,264,311)	(20,650,514)
Income (loss) from discontinued operations	-	(249,024)	249,024
Net income (loss)	$(24,914,825)	$(4,513,335)	$(20,401,490)

Revenue. We recognized revenue of $3.3 million for the six months ended June 30, 2026, compared to $0.1 million for the six months ended June 30, 2025. The increase was driven by a shift in our operating activities: revenue in the current period was generated primarily by our Compute Services and Treasury Management segment, while revenue in the prior-year period was attributable to our Drug Discovery Services segment.

Gains (losses) on digital assets. We recorded a loss on digital assets of $17.4 million in the six months ended June 30, 2026, with no such losses recorded in the comparative period. The losses in the 2026 period primarily represent the change in fair value of the Company’s ATH holdings, which were not present in the comparative period.

Cost of revenues. Cost of revenues was $3.0 million and $0.1 million in the six months ended June 30, 2026 and 2025, respectively. Similarly to revenue, cost of revenues increased due to a shift in our operating activities.

General and administrative expenses. General and administrative (“G&A”) expenses primarily consist of management salaries, professional fees, consulting fees, administrative fees, and general office expenses. G&A expenses increased by $1.9 million to $5.6 million in the six months ended June 30, 2026, compared to $3.7 million in the comparable period in 2025. The increase was primarily due to severance expense related to the prior Chief Executive Officer, higher payroll expenses resulting from salary increases for existing employees, hiring of additional employees related to the Compute Services and Treasury Management segment, and increased stock-based compensation expense recognized during the six months ended June 30, 2026.

Research and development expenses. Research and development expenses primarily consist of expenses related to product development, prototyping, and testing. Research and development expenses were stable at $1 million in the six months ended June 30, 2026, and 2025.

Sales and marketing expenses. Sales and marketing expenses consist of expenses required to market and sell our products and services. Sales and marketing expenses increased by $0.9 million to $1.2 million in the six months ended June 30, 2026, compared to $0.3 million in the comparable period in 2025. The increase was primarily due to increased sales and marketing activities to support the expansion of our compute services business.

Other income. We recognized other income of $0.1 million during the six months ended June 30, 2026, compared to $0.7 million in the comparable period in 2025. Other income in 2026 consisted of income from the Aethir lending arrangement and other income in 2025 consisted of the write-off of aged accounts payable and related accrued expenses.

Liquidity and Capital Resources

Cash Flows

On June 30, 2026, we had $21.9 million in cash and cash equivalents. Cash and cash equivalents from continuing operations increased by $11.1 million from December 31, 2025, due to the following factors.

Net cash provided by operating activities of continuing operations was $17.3 million in the six months ended June 30, 2026, compared to net cash used in operating activities of continuing operations of $4.3 million in the six months ended June 30, 2025. The cash provided by operating activities in the 2026 period was driven primarily by a $60.6 million increase in contract liabilities reflecting customer prepayments for compute capacity, partially offset by $34.1 million of compute prepayments and a $3.3 million increase in accounts receivable. Our net loss for the period included non-cash losses on digital assets of $17.4 million, which did not affect operating cash flows.

We used cash of $17.1 million in investing activities of continuing operations in the six months ended June 30, 2026, to acquire property and equipment. No cash was used in investing activities of continuing operations in the six months ended June 30, 2025.

Net cash provided by financing activities of continuing operations was $10.9 million in the six months ended June 30, 2026, compared to $3.2 million provided by financing activities of continuing operations in the six months ended June 30, 2025. Cash provided by financing activities of continuing operations in the 2026 period was primarily related to net proceeds of $10.8 million from the issuance of common stock and warrants, including sales under our at-the-market offering program. Cash provided by financing activities of continuing operations in the 2025 period was primarily related to proceeds from the issuance of common stock and warrants.

No cash was used or provided by discontinued operations in the six months ended June 30, 2026, compared to $0.8 million provided by discontinued operations in the six months ended June 30, 2025. The cash provided in the 2025 period related to proceeds from the sale of Eagan assets pursuant to the asset purchase agreement executed with DeRoyal in March 2025

Liquidity and Plan of Financing

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We have incurred significant and recurring losses from operations for the past several years. As of June 30, 2026, and December 31, 2025, we had cash and cash equivalents of $21.9 million and $10.8 million, respectively, and working capital of $17.4 million and $38.5 million, respectively, and accumulated deficit of $438.4 million and $413.5 million, respectively.

To meet our short-term liquidity needs in the next twelve months, which are primarily comprised of working capital requirements, we have access to various sources of short-term liquidity including cash and cash equivalents and ATH tokens in our treasury. These include approximately 2.7 billion ATH tokens as of June 30, 2026, and an additional 1.6 billion ATH tokens expected to vest over the subsequent twelve-month period. Although we do not anticipate needing to use our ATH to meet our short-term liquidity needs, to the extent necessary, we may seek to use proceeds from the sale of our ATH to meet such needs. Additional sources of liquidity could include our ATM facility and the SEPA facility, subject to certain limitations and conditions associated with the respective facilities.

We consider the ATM facility to be a viable source of incremental liquidity during fiscal year 2026, subject to market conditions. We do not assume immediate or full utilization of the ATM facility in our base-case liquidity forecast. Rather, ATM proceeds are considered a discretionary funding source that could be accessed opportunistically during periods of sufficient market liquidity and pricing stability. Based on current market conditions, we believe that any ATM issuances, if undertaken, would likely have potential to occur in fiscal year 2026.

Additionally, subsequent to June 30, 2026, the SEC declared effective our Form S-3 registration statement on July 20, 2026. The registration statement permits us to offer up to $1 billion of securities from time to time. No securities have been issued under the registration statement as of June 30, 2026; however, this registration statement allows for future financing flexibility.

Beyond the next twelve months, our long-term liquidity needs are primarily for obligations related to working capital requirements. Our ability to meet these needs and the adequacy of available funds depend on our ability to generate income from our compute services and treasury strategy, and the availability of future financing to fulfill our business plans. We will also have access to an additional 1.6 billion ATH tokens expected to be vested beyond twelve months from June 30, 2026.

We note that a significant portion of our liquidity is held in ATH, a digital asset, which has exhibited substantial price volatility over recent trailing 3-, 6-, and 9-month periods. We acknowledge that ATH prices are subject to rapid fluctuations due to factors including market sentiment, regulatory developments, network adoption, governance decisions of the Aethir Foundation, and broader crypto-asset market conditions.

We have considered downside price scenarios in which the market price of ATH declines materially over the 12-month period following the balance sheet date. Under these scenarios, the U.S. dollar value of our ATH holdings available for liquidity purposes would be reduced, which has the potential to pressure our ability to fund operating expenses.

We have incorporated these possible scenarios when determining the our liquidity, however, we believe we have access to sufficient alternative liquidity sources, as noted above, to weather adverse ATH market price conditions

Financing Transactions

We have primarily funded our operations through a combination of debt and equity instruments including short-term borrowings, and a variety of debt and equity offerings. We have no off-balance sheet transactions.

At The Market Offering

We maintain an ATM equity offering program pursuant to a Sales Agreement with Wainwright under which we may offer and sell shares of our common stock from time to time. In May 2026, we increased the capacity under the ATM program to an aggregate of $100.0 million. During the three months ended June 30, 2026, we received approximately $10.3 million of net proceeds from sales under the ATM program with the most recent bringdown occurring on April 27, 2026. As of June 30, 2026, approximately $83.0 million remained available for future issuances under the program.

Standby Equity Purchase Agreement

In July 2025, we entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. that provides us with the ability to sell up to $10.0 million of common stock from time to time, subject to the terms, conditions and limitations set forth in the agreement. The facility may provide an additional source of capital to support our operations and growth initiatives. As of June 30, 2026, we have not issued any shares or received any proceeds under the SEPA.

September 2025 Private Placements

In September 2025, we completed private placement transactions consisting of a cash PIPE financing that generated gross proceeds of approximately $50.8 million and a crypto-denominated PIPE transaction for ATH digital assets with a discounted value of approximately $173.3 million. The transactions provided significant capital to support our operational, strategic, and treasury initiatives.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, the Company implemented new processes, controls, and procedures related to revenue recognition related to compute services and its digital asset and compute operations. These changes included enhancements to the Company’s policies, people, technologies, and operational processes designed to address the risks associated with digital asset activities as well as preventative and mitigating controls over the acquisition, custody, safeguarding, valuation, and financial reporting of digital assets.

As the Company continues to expand its digital asset and compute operations, management continues to enhance and refine certain processes and controls related to wallet management, custody arrangements, valuation methodologies, and related financial reporting activities in order to support the Company’s evolving operations and reporting requirements. Other than the changes described herein, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026 (the “2025 Form 10-K”). On June 9, 2026, we filed a Current Report on Form 8-K furnishing supplemental risk factors that reflect our expansion into the purchase, ownership, and operation of GPU computing infrastructure deployed in data center facilities. The risk factors set forth below supplement and update the risk factors disclosed in the 2025 Form 10-K and should be read together with the risk factors and other information contained in the 2025 Form 10-K and our other filings with the SEC. To the extent the following is inconsistent with the risk factors in the 2025 Form 10-K, the following supersedes those risk factors. Any of the following risks could materially and adversely affect our business, financial condition, results of operations, and prospects, and the trading price of our common stock could decline. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations

Risks Related to Our Ownership and Operation of GPU Computing Infrastructure

Our expansion into owning and operating GPU computing infrastructure is capital-intensive and will require substantial and growing capital expenditures, and any inability to obtain capital on acceptable terms may adversely affect our business.

We have historically pursued an asset-light operating model under which we did not own GPU computing hardware within physical data center facilities and instead provided access to GPU compute capacity primarily through infrastructure made available by the Aethir network. We have now expanded our business to purchase, own, and operate GPU computing hardware. This owned-asset model is substantially more capital-intensive than our prior model and will require significant and growing capital expenditures to procure, deploy, maintain, upgrade, and expand our infrastructure. We expect to fund these expenditures through a combination of customer deposits and prepayments, cash from operations, and equity and debt financing, which may not be available to us on favorable terms, or at all. If adequate financing is not available when required, we may be unable to acquire the hardware and infrastructure necessary to fulfill our customer commitments or execute our growth strategy. If we raise additional funds through equity or convertible securities, our existing stockholders may experience substantial dilution, and any such securities may have rights, preferences, and privileges senior to those of our common stock.

The GPUs and related infrastructure we will now own are subject to rapid technological obsolescence, and our results of operations depend on our ability to accurately estimate their useful lives and to avoid impairment of these assets.

Unlike our prior model, in which we did not own the underlying compute hardware, we now bear the full economic risk of the GPUs and related equipment we purchase. GPU technology is advancing rapidly, and newer generations of GPUs that offer materially better performance, efficiency, or total cost of ownership are introduced frequently. As a result, the GPUs and related infrastructure we will now own may become obsolete, decline in value, or generate lower pricing and utilization than we anticipate before the end of their expected useful lives. We must make estimates regarding the useful lives of our computing equipment and our ability to redeploy that equipment beyond the term of any initial customer contract, and we cannot guarantee that these estimates will prove accurate. If our assumptions regarding useful lives, residual values, redeployment, or utilization prove incorrect, or if events or changes in circumstances indicate that the carrying amount of our infrastructure may not be recoverable, we may be required to accelerate depreciation or record material impairment charges, which could materially and adversely affect our reported financial results.

A substantial portion of our compute revenue is expected to be derived from a limited number of customers and contracts, and the loss of, or non-performance by, any such customer would adversely affect our business.

We expect that, for the foreseeable future, a substantial portion of our compute revenue will be concentrated among a small number of customers and contracts. This concentration exposes us to heightened counterparty credit risk and to the risk of non-payment or non-performance, including in the event a customer experiences financial difficulty, insolvency, or bankruptcy. Although our contract is structured on a take-or-pay basis and secured with a deposit, prepayment, and monthly in-advance payments, we cannot assure you that a customer will perform its obligations, that the definitive agreement will be enforceable in accordance with its terms, or that a customer will exercise any renewal option. The loss of, a default by, a dispute with, or a significant reduction in spending by any one of our major customers, or our inability to replace such revenue on comparable terms, could have a disproportionate adverse effect on our business, results of operations, and financial condition.

Our compute business depends on the operation of dedicated data center facilities, including the availability of reliable power and cooling, and operational failures at these facilities could materially disrupt our ability to serve customers.

Our expanded business depends on deploying and operating owned GPU infrastructure within dedicated data center facilities. The performance, availability, and delivery of our services depend on numerous factors, many of which are outside our control, including the continued availability and functioning of power and cooling systems, the success or failure of redundancy, disaster recovery, and business continuity systems, and decisions or failures by the third-party owners and operators of the facilities in which our infrastructure is installed. Such data centers and associated infrastructure are also subject to risks of damage, interruption, or destruction from power outages, equipment failures, fires, floods, natural disasters, physical or cybersecurity attacks, human error, and other events. Because the deployment under our largest contract to date is concentrated in a single facility, any prolonged outage, capacity constraint, or other disruption affecting that facility could prevent us from meeting contracted service levels, expose us to service credits, penalties, or termination rights, and materially and adversely affect our business.

Our business could be harmed if we are unable to secure sufficient power, or by increases in the cost of power or the imposition of new regulatory requirements on data center power consumption.

Operating owned GPU infrastructure requires access to substantial, reliable, and cost-effective electrical power; our largest deployment to date requires 4.8 megawatts of committed power capacity alone. The rapid expansion of AI and large-scale data center development has significantly increased electricity demand in certain markets, and policymakers, utilities, and regulators are increasingly scrutinizing the impact of data centers on ratepayers, grid reliability, and the environment. We may face power outages, shortages, capacity constraints, interconnection delays, or significant increases in the cost of securing power, any of which could limit our ability to operate or expand our infrastructure. In addition, governments may impose new requirements on data center operators, including obligations to fund grid upgrades, procure dedicated generation, enter into long-term capacity arrangements, accept curtailment during periods of grid stress, or satisfy additional permitting, carbon reporting, or cost-allocation requirements, and may restrict, condition, or delay new data center development. The global energy market has experienced significant volatility and inflationary pressure, and we expect power costs to remain volatile and unpredictable. Any of these developments could increase our operating costs, impair our ability to serve customers, delay our growth, and materially and adversely affect our business.

We depend on a limited number of suppliers, and primarily on NVIDIA, for the GPUs and other hardware we purchase, and any supply disruption, delay, or price increase could impair our ability to deploy infrastructure and fulfill customer commitments.

Our ability to acquire and deploy owned GPU infrastructure depends on our ability to procure GPUs and related hardware in sufficient quantities, on acceptable terms, and within timeframes consistent with our customer commitments. We source GPU hardware primarily from NVIDIA, which is currently the dominant supplier of GPUs used for AI training and inference, and we do not manufacture any hardware ourselves. Reliance on a limited number of suppliers exposes us to a range of risks, including limited availability of the latest-generation components, lack of control over production costs, delivery, and pricing, extended or unpredictable lead times, the potential for binding price or purchase commitments at above-market rates, supplier prioritization of other customers, and shifts in market-leading technologies away from those offered by our current suppliers. Our suppliers in turn rely on complex networks of third-party suppliers, including semiconductor foundries such as Taiwan Semiconductor Manufacturing Company, and any disruption affecting these upstream suppliers, whether due to geopolitical factors, capacity constraints, or natural disasters, could affect the availability and cost of the hardware we require. The loss of or significant disruption to our access to NVIDIA GPU supply and related hardware, or material price increases or extended delivery lead times, could delay our deployments, including our targeted third-quarter 2026 deployment, reduce our available capacity, and materially and adversely affect our business.

We may be unable to deploy our owned infrastructure on the timelines we have committed, and delays in deployment could result in penalties, lost revenue, or reputational harm.

Our largest contract to date contemplates a dedicated cluster purpose-built to the customer's specifications, with a targeted deployment start in the third quarter of 2026. The procurement, integration, configuration, and commissioning of large-scale GPU clusters and associated storage, networking, power, and cooling infrastructure is complex and subject to numerous potential points of failure, including hardware delivery delays, facility readiness, the availability of data center equipment such as switchgear, power distribution units, and cooling equipment, the availability of skilled labor, and dependence on third-party facility operators and contractors. Our forward-looking statements regarding deployment are subject to risks relating to the execution and enforceability of the definitive agreement, hardware supply chain constraints, and facility readiness. If we are unable to deploy contracted infrastructure on the agreed schedule, we may be subject to service credits, penalties, delayed or reduced revenue, customer disputes, termination rights, or reputational harm, any of which could materially and adversely affect our business.

If customer demand is insufficient to utilize the capacity we build, or if we are unable to redeploy infrastructure following the expiration or termination of a contract, we may not realize the expected returns on our capital investments.

The owned-asset model requires us to commit substantial capital to acquire and deploy infrastructure, often in advance of, or in reliance upon, specific customer contracts. Our expected returns depend on sustained customer demand and high utilization of the capacity we build. If a customer reduces its usage, does not renew or terminates its contract, or if we are otherwise unable to redeploy or resell capacity on economically attractive terms following the expiration of an initial contract term, we may experience underutilized capacity, stranded assets, reduced margins, or impairment charges. Because our infrastructure is purpose-built and concentrated, and because GPUs are subject to rapid obsolescence, we may be unable to repurpose assets for other customers or workloads without incurring additional cost or delay. Any failure to achieve sufficient utilization of our owned infrastructure could materially and adversely affect our business, results of operations, and financial condition.

We expect to incur indebtedness and to use secured or asset-backed financing structures to fund our infrastructure, and our leverage could adversely affect our financial condition and flexibility.

To fund the acquisition of GPU infrastructure, we may incur substantial indebtedness and may pursue secured financing arrangements, including asset-backed, equipment-financing, or other collateralized structures, in which our GPUs and related assets serve as collateral. Companies in our industry carry significant indebtedness and finance GPU purchases through delayed draw term loans, original equipment manufacturer financing arrangements, and similar structures secured by the depreciable cost of GPU servers. A substantial level of indebtedness could require us to dedicate a significant portion of our cash flow to debt service, increase our vulnerability to adverse economic and industry conditions, limit our ability to obtain additional financing, restrict our operational and strategic flexibility through restrictive covenants, and expose us to the risk of acceleration or foreclosure on pledged assets in the event of a default. The management of a more complex capital structure, including multiple layers of secured and unsecured debt with differing covenants, maturities, and priorities, could increase our financial and operational risks and heighten the risk of disputes among creditors. Rising or volatile interest rates would increase the cost of any floating-rate indebtedness, and we may be required to enter into interest rate hedging arrangements that may not be effective.

We have a limited operating history operating an owned-infrastructure GPU business, which makes it difficult to evaluate our business and prospects.

We have only recently expanded into purchasing, owning, and operating GPU computing infrastructure, and we have a limited operating history under this business model. Our prior compute model was asset-light and distributed, and the owned-infrastructure model requires different capabilities, including the procurement and lifecycle management of hardware, the operation of dedicated data center deployments, the management of large multi-year take-or-pay contracts, and the management of capital-intensive financing. Our limited experience delivering and managing longer-term, large-scale customer contracts may expose us to cost overruns, underutilized capacity, performance obligations, service-level commitments, and other contractual liabilities. As a result, our historical results are not indicative of our future performance, our future results may be difficult to predict and may fluctuate significantly from period to period, and you should consider our business and prospects in light of the risks and uncertainties frequently encountered by companies operating in new and rapidly evolving capital-intensive markets.

The energy and environmental demands of data centers and GPU compute infrastructure may constrain the growth of the compute market and result in increased regulatory costs or operational limitations.

Data centers are significant consumers of electrical power, and this level of energy consumption has attracted increasing scrutiny from regulators, utilities, and environmental groups, which may result in additional restrictions, permitting requirements, carbon reporting obligations, or energy surcharges that increase the cost of GPU compute infrastructure. Because we will now own and operate GPU computing infrastructure deployed in dedicated data center facilities that require substantial committed power, including 4.8 megawatts of dedicated power for our largest deployment to date, constraints on available power capacity, increases in the cost of power, and new regulatory or environmental requirements directly affect our operating costs and our ability to expand. In addition, reputational and environmental, social, and governance concerns relating to the energy and water footprint of AI compute infrastructure could adversely affect our business relationships, our access to capital, and our ability to obtain permits and approvals.

Geopolitical tensions and trade restrictions, particularly between the United States and China, could disrupt GPU supply chains and limit our addressable market.

The global GPU compute market depends heavily on complex international supply chains, including semiconductor manufacturing concentrated in Taiwan and South Korea, and geopolitical tensions between the United States and China have already resulted in restrictions on the export of certain advanced semiconductors, including certain NVIDIA GPU products. Because we will now own GPU hardware sourced primarily from NVIDIA, geopolitical tensions, tariffs, economic sanctions, and export controls directly affect the cost, availability, and delivery lead times of the GPUs and related components we acquire. Increasing use of tariffs and export controls has impacted, and may in the future impact, the availability and cost of GPUs and other components, and expansion or reinterpretation of U.S. export controls covering advanced computing hardware could limit the availability of components or require reconfiguration of our deployment plans. Any such disruption could increase our procurement costs, delay our deployments, including our targeted third-quarter 2026 deployment, and materially and adversely affect our compute business and our ability to execute our strategy.

Demand for GPU compute is highly concentrated, and a slowdown in AI-related spending or the development of excess industry capacity could adversely affect our business.

A substantial portion of current and projected demand for GPU compute infrastructure is driven by a small number of large technology companies and government-sponsored AI programs, and any significant reduction in their capital expenditures could have a disproportionately negative impact on the broader GPU compute market. In addition, a substantial portion of our own compute revenue is now expected to be derived from a limited number of customers and contracts, including our recently announced approximately $260 million enterprise engagement. A slowdown, deferral, or reprioritization of AI-related customer spending, or the development of excess industry capacity if anticipated AI workloads do not materialize, could result in pricing pressure, reduced utilization, longer sales cycles, contract renegotiations, or impairment charges, any of which could be magnified by the capital-intensive, owned-asset nature of our expanded business.

Advances in AI model efficiency could reduce demand for GPU compute, adversely affecting the value of our compute business and our owned infrastructure.

A key driver of demand for GPU compute is the scale required to train and run AI models, and consistent advances in AI model efficiency — such as new architectures, training techniques, or algorithmic improvements that achieve equivalent or superior results using significantly less compute — could substantially reduce demand for raw GPU compute capacity. Because we will own GPU hardware rather than relying solely on a distributed network, a significant and sustained reduction in GPU compute demand could reduce the utilization, pricing, and resale or redeployment value of our owned infrastructure, and could require us to recognize accelerated depreciation or impairment charges, in addition to adversely affecting the value of our ATH treasury holdings.

Security breaches and other disruptions affecting our infrastructure or the facilities in which it is housed could compromise sensitive information and expose us to liability.

Our business requires that we collect and store sensitive data, and our information technology and infrastructure are susceptible to attacks by hackers, viruses, employee error, malfeasance, or other activities. In addition, our owned GPU computing infrastructure and the data center facilities in which it is deployed are subject to physical and cybersecurity risks, including attacks by outside parties (whether private or state-backed), human error, malfeasance, insider threats, system vulnerabilities, and inadequate security controls, any of which could result in service outages, unauthorized access to or loss of customer data and workloads, or damage to our infrastructure. Our enterprise customers contract for dedicated infrastructure in part to ensure that their proprietary data remains within a controlled facility boundary, and any physical or cybersecurity incident affecting our infrastructure or the facilities in which it is housed could expose us to service-level penalties, contractual liability, loss of customers, regulatory exposure, and reputational harm.

If our information technology and communications systems, or the infrastructure and facilities on which our compute business depends, fail or experience a significant interruption, our business could be materially and adversely affected.

The efficient operation of our business is dependent on information technology and communications systems, the failure of which could disrupt our business and result in decreased revenue and increased overhead costs. Our expanded business further depends on the continuous operation of owned GPU computing infrastructure housed in third-party data center facilities, and the availability and performance of that infrastructure depend on power, cooling, network connectivity, redundancy systems (including N+1 redundant power), and the performance of the third-party operators of the facilities in which our equipment is installed. The failure of any of these systems or services, including any failure of redundancy or disaster recovery measures, could prevent us from meeting contracted service levels and could materially and adversely affect our reputation, business, and results of operations.

Our expansion into owned GPU infrastructure has materially increased our capital requirements and our dependence on external financing.

We have a history of negative operating cash flows and have funded our operations in part through at-the-market and private placement equity financings, with a significant portion of our liquidity held in ATH, a digital asset whose market price has exhibited substantial volatility. Our expansion into purchasing and owning GPU computing infrastructure has materially increased our capital expenditure requirements and our dependence on external financing, and our liquidity needs are now driven in part by the substantial upfront and ongoing costs of acquiring, deploying, maintaining, and expanding owned hardware and data center capacity. Although our largest contract to date is supported by a customer deposit, prepayment, and monthly in-advance payments on a take-or-pay basis, these amounts may be insufficient to fund our capital requirements, and our reliance on volatile sources of liquidity, including the price of ATH, may further constrain our ability to fund these commitments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2026, there were no unregistered sales of securities that were not reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement, dated April 1, 2026, by and between the Company and Kyle Okamoto (Filed on April 1, 2026 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)
10.2	Stock Option Inducement Award Agreement, dated April 1, 2026, by and between the Company and Kyle Okamoto (Filed on April 1, 2026 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)
10.3	Employment Agreement, dated April 16, 2026, by and between the Company and Jeremy Yaukey-Witter (Filed on April 16, 2026 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)
10.4	Stock Option Inducement Award Agreement, dated April 16, 2026, by and between the Company and Jeremy Yaukey-Witter (Filed on April 16, 2026 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXE COMPUTE INC.

Date: August 14, 2026	By:	/s/ Christopher Miglino
Christopher Miglino
Chief Executive Officer

Date: August 14, 2026	By:	/s/ Jeremy Yaukey-Witter
Jeremy Yaukey-Witter
Chief Financial Officer